Form 10-Q
period 1995-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1995-08-14
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1995
                         Commission File Number 1-10367


              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


               DELAWARE                               71-0675758
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

     901 W. Robinson
     P.O. Box 1237
     Springdale, Arkansas                           72765
(Address of Principal Executive Office)           (Zip Code)

Registrant's telephone number, including area code:  (501)750-1299

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES: X     NO:

As of July 31, 1995, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 14,038,038 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                        PART I - FINANCIAL INFORMATION


                                                                        PAGE
ITEM 1    Financial Statements

          Balance Sheets, June 30, 1995 and December 31, 1994___________1-2

          Statements of Operations,
          Three months and six months ended June 30, 1995 and 1994______3

          Statements of Cash Flows,
          Six months ended June 30, 1995 and 1994_______________________4

          Notes to Financial Statements_________________________________5-13

          Review Report of Arthur Andersen LLP
          Independent Public Accountants________________________________14

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations___________________________15-18


                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings_____________________________________________19

          Signatures____________________________________________________20

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                                           ASSETS
                                                           ------

                                               June 30, 1995   December 31,
                                                (Unaudited)        1994
                                                -----------        ----
Current assets:
 Cash and cash equivalents                      $    8,698     $    5,977
 Receivables                                        39,657         60,920
 Inventories                                       720,586        710,694
 Prepaid expenses and other                        208,785        113,518
                                                ----------     ----------
  Total current assets                             977,726        891,109
                                                ----------     ----------
Buildings and equipment,
  at cost, including construction
  in progress of $202,558 at 6-30-95, and
  $201,608 at 12-31-94:
 Buildings                                         675,420        675,009
 Machinery and equipment                         8,408,258      8,405,688
 Transportation equipment                          112,411        112,411
 Office equipment                                  170,659        166,278
 Leasehold improvements                            349,931        347,155
                                                ----------     ----------
                                                 9,716,679      9,706,541
 Less accumulated depreciation
  and amortization                               2,622,179      2,129,348
                                                ----------     ----------
  Net buildings and equipment                    7,094,500      7,577,193
                                                ----------     ----------
Other assets, at cost less accumulated
 amortization of $71,189 and $59,801,
 respectively                                      330,807        313,605
                                                ----------     ----------
                                                $8,403,033     $8,781,907
                                                ==========     ==========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                  June 30, 1995   December 31,
                                                   (Unaudited)        1994
                                                   -----------        ----
Current liabilities:
  Current maturities of long-term debt-
    Related parties                                $    261,929   $    170,655
    Other                                               250,590        211,205
  Accounts payable - trade                              859,879        813,265
  Payables to related parties                           103,845         58,415
  Accrued liabilities                                   143,372        143,891
  Notes payable                                         116,252         93,431
  Notes and advances payable - related parties          667,000              -
                                                   ------------   ------------
    Total current liabilities                         2,402,867      1,490,862
                                                   ------------   ------------
Long-term debt, less current maturities
  Related parties                                     1,243,371      1,334,645
  Other                                                 462,287        509,952
                                                   ------------   ------------
Total long-term debt, less current maturities         1,705,658      1,844,597
                                                   ------------   ------------
Stockholders' equity
  Preferred stock, $1 par value; 5,000,000
   shares authorized, none issued                             -
  Class A common stock, $.01 par value;                                      -
   50,000,000 shares authorized, 14,038,038
   shares issued and outstanding                        140,380        140,380
  Class B convertible common stock, $.01 par
   value; 7,500,000 shares authorized, 1,465,530
   (1995) and 7,090,530 (1994) shares issued
   and outstanding                                       14,655         70,905
  Additional paid in capital                         18,275,856     18,219,606
  Deficit accumulated                               (14,136,383)   (12,984,443)
                                                   ------------   ------------
  Total stockholders' equity                          4,294,508      5,446,448
                                                   ------------   ------------
                                                   $  8,403,033   $  8,781,907
                                                   ============   ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three months ended          Six months ended
                                                  June 30,                   June 30,
                                                ------------               ------------
                                             1995         1994          1995          1994
                                             ----         ----          ----          ----
Sales                                 $ 1,395,664    1,108,141     2,566,974     1,739,550

Cost of Goods Sold                      1,541,314    1,282,332     2,913,595     2,418,593
                                      -----------   ----------    ----------    ----------
Gross Margin
                                         (145,650)    (174,191)     (346,621)     (679,043)
Selling and Administrative Costs
                                          351,695      373,298       672,569       973,310
Operating Income (Loss)               -----------   ----------    ----------    ----------

Other Income (Expense)                   (497,345)    (547,489)   (1,019,190)   (1,652,353)
 Other Income
 Interest Expense
                                              760           52           784         1,674
Loss before extraordinary item            (74,569)     (42,870)     (133,534)      (94,395)
                                      -----------   ----------    ----------    ----------
Extraordinary Gain
                                         (571,154)    (590,307)   (1,151,940)   (1,745,074)

Net Loss                                        0            0             0       879,373
                                      -----------   ----------    ----------    ----------

                                      $  (571,154)    (590,307)   (1,151,940)     (865,701)
                                      ===========   ==========    ==========    ==========

Loss per share of common stock
 before extraordinary gain                  ($.04)       ($.04)        ($.07)        ($.14)
                                      ===========   ==========    ==========    ==========
Net loss per share of common
 stock                                      ($.04)       ($.04)        ($.07)        ($.07)
                                      ===========   ==========    ==========    ==========
Weighted average number of
 common shares outstanding             15,503,568   13,719,505    15,503,568    12,833,572
                                      ===========   ==========    ==========    ==========



The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Six months    Six months
                                                       ended         ended
                                                      June 30,      June 30,
                                                        1995          1994
                                                        ----          ----
Cash flows from operating activities:
 Net loss                                            $(1,151,940)  $ (865,701)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation                                            493,684      415,854
 Amortization of other assets                             11,388        9,521
 Loss (Gain) on disposition of assets                       (734)        (450)
 Increase in other assets                                (28,590)     (43,012)
 Extraordinary gain                                            -     (879,373)
 Changes in current assets & current liabilities           7,629    1,108,734
                                                     -----------   ----------
 Net cash used in operating activities                  (668,563)    (254,427)

Cash flows from investing activities:
 Additions to buildings and equipment                    (15,257)    (824,277)
 Proceeds of sale of equipment                             5,000        1,000
                                                     -----------   ----------
 Net cash used in investing activities                   (10,257)    (823,277)
                                                     -----------   ----------

Cash flows from financing activities:
 Proceeds from issuance of notes                         953,822      562,940

 Payments on notes                                      (272,281)     (45,128)
 Proceeds from issuance of common stock, net                   -      379,841
                                                     -----------   ----------
 Net cash provided by financing activities               681,541      897,653
                                                     -----------   ----------

Increase (Decrease) in cash & cash equivalents             2,721     (180,051)
Cash and cash equivalents:
Beginning of period                                        5,977      192,381
                                                     -----------   ----------
End of period                                        $     8,698   $   12,330
                                                     ===========   ==========


The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS


Note 1:  Unaudited Information
------------------------------

The financial statements included herein have been prepared by Advanced Environmental Recycling Technologies, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). However, all adjustments, consisting solely of a normal, recurring nature, have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


Note 2:  Organization and Description of the Company
----------------------------------------------------

Advanced Environmental Recycling Technologies, Inc. (the Company) has developed and manufactures composite building material from waste plastic and wood fiber waste for certain specialized applications in the construction industry. The Company markets this material as a substitute for wood and plastic filler materials for standard door frames, window sills, flooring, and decking. Additionally, the Company produces and markets recycled waste plastics resin.

The Company was initially capitalized on December 2, 1988, with a contribution of machinery and equipment, plant facilities and technology, most of which was used by certain members of management in an unsuccessful prior business. The prior business was organized in June 1985 to manufacture artificial firelogs using certain technology somewhat similar to that used in the Company's manufacturing process. By 1986, the prior business had incurred substantial losses from operations, had no further working capital resources and discontinued its business. The initial contribution consisted of approximately $3,000,000 in buildings, machinery and equipment, supplies and other tangible assets, as well as technological rights and expertise. In connection with such initial organization, the Company assumed $795,000 in bank indebtedness secured by certain of the contributed assets. All amounts are reflected in the accompanying financial statements at the contributor's book value.

For periods prior to April 1, 1995, the Company was a development stage enterprise whose operations consisted primarily of design development and improvement of the equipment and production process and initial marketing and determination of product markets. Accordingly, the Company has reclassified certain prior period amounts to conform to the current period presentation.


Note 3:  Future Operations
--------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 1995, the Company had a working capital deficit of $1,425,141 and had incurred net losses of $571,154 and $1,151,940 for the three months and six months ended June 30, 1995, respectively. The Company has not yet achieved a successful level of operations since inception in 1988, nor is there any assurance that the Company will be able to achieve future revenue levels sufficient to support existing operations, generate positive cash flow from operations or recover its investment in its property, plant and equipment. Management believes that the Company's currently achieved production and sales levels are sufficient to significantly reduce or eliminate the need for additional capital resources to support existing operations. However, there can be no assurance that such production and sales levels can actually be maintained over any extended period. The Company has limited additional financial resources available to support its ongoing operations and in the past few years has, in large part, been supported by certain major shareholders. There is no commitment for such shareholders to continue such support. The Company also has claims in litigation outstanding against it as described in Note 13, the outcome of which is uncertain. There can be no assurance that the Company's existing operation will maintain adequate levels which will not require additional capital resources as have been required since inception. Further, if the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its product at economically feasible levels.


Note 4:  Significant Accounting Policies
----------------------------------------

       Statements of Cash Flows
       ------------------------

In order to determine net cash used in operating activities, loss from continuing operations has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and temporary cash investments, current maturities of long-term debt, advances from affiliates included in notes payable - related parties. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                     Six months      Six months
                                       ended           ended
                                   June 30, 1995   June 30, 1994
                                    (unaudited)     (unaudited)
                                   --------------  --------------
Receivables                           $ 21,263      $  609,709
Inventories                             (9,892)        (48,971)
Prepaid expenses and other             (95,267)        (25,338)
Accounts payable -
  trade & related parties               92,044         497,481
Accrued liabilities                       (519)         65,494
Deferred revenue                             -        (459,016)
Current liabilities included in
  extraordinary gain                         -         469,375
                                      --------      ----------

                                      $  7,629      $1,108,734
                                      ========      ==========

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       Buildings and Equipment
       -----------------------

Buildings and equipment contributed to the Company in exchange for Class B Common Stock are carried at the contributor's historical book value. Property additions and betterments include capitalized interest, and acquisition, construction and administrative costs allocable to construction projects and property purchases. Gains or losses on sales or other disposition of property are credited or charged to income.

Provision for depreciation and amortization of buildings and equipment is provided on a straight-line basis for buildings and leasehold improvements, transportation equipment and office equipment over the estimated useful lives of these facilities. Machinery and equipment is depreciated on a straight line basis over the estimated useful life of the related equipment or on a units of production basis over the estimated useful production lives of the related assets. Estimated useful lives are; buildings and leasehold improvements - 20 years, transportation equipment - 3 to 5 years, office equipment - 5 years and machinery and equipment - 7 to 12 years or 120 million units (pounds).

       Inventories
       -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                            June 30, 1995   December 31,
                             (Unaudited)        1994
                            --------------  ------------
Raw materials                  $110,699       $ 78,302
Finished goods                  609,887        632,392
                               --------       --------
                               $720,586       $710,694
                               ========       ========

       Other Assets
       ------------

Other assets consist primarily of the costs for the preparation of patent applications ($396,907 and $368,317 at June 30, 1995 and December 31, 1994 respectively) which are amortized using the straight-line method over 17 years.


Note 5:  Receivables
--------------------

In April 1993, the Company renewed for one year its agreement with an affiliate whereby the Company agreed to sell certain of its trade receivables which the affiliate deems acceptable. Upon the acceptance of a sale of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During the six months ended June 30, 1995, the Company sold an aggregate of approximately $2,597,993 in receivables under this agreement. Costs of approximately $22,692 associated with the factoring agreement are included in selling, production, general and administrative expenses for the six month period.


Note 6:  Notes and advances payable - related parties
-----------------------------------------------------

Bridge Notes in the amount of $225,000 issued in connection with the June 29, 1993 private placement offering were included in notes payable-related party at December 31, 1993. On December 31, 1993, the Company issued a note in the amount in the amount of $81,341 to an affiliated company for payment of amounts due for returns on merchandise related to receivables previously sold under the accounts receivable factoring agreement discussed in Note 5. In May 1994, these notes were redeemed by the Company with the issuance of Class A Common Stock and certain Warrants as a part of the Private Placement Offering described in Note
9. In May and June 1994, the Company received additional loans from affiliated parties aggregating $230,000 at June 30, 1994. These notes are payable on demand and accrue interest at the rate of 8% per annum.

In July 1994, the Company obtained a $1,000,000 line of credit financing agreement with Jim G. and Marjorie S. Brooks. The credit line is secured by substantially all of the assets of the Company and accrues interest at a rate of 8.5% per annum. Proceeds from the line of credit were used to redeem the notes payable to related parties previously discussed and provide working capital for Company operations. At December 31, 1994, the outstanding balance on the line of credit was $1,411,903. In February 1995, the line of credit was increased to $2,000,000 of which approximately $1,566,903 was converted to a term note to be amortized at 9 3/4 % over five years beginning April 1, 1995. The balance of $433,097 is a revolving credit line which expires in February 1996, to be available as needed by the Company and as of June 30, 1995, the total amount available had been drawn. As of June 30, 1995, the Brooks have advanced the Company additional amounts totaling $233,903, such amounts being reflected as current liabilities in the accompanying financial statements.

Note 7:  Long-term debt
-----------------------

Long-term debt as of June 30, 1995 and December 31, 1993, consisted of the following:

                                                      June 30,    December 31,
                                                    ------------  -------------
                                                        1995          1994
                                                        ----          ----
Note payable, due in 23-monthly installments
of $10,156 plus interest at prime plus two
percent (9.75% at September 30, 1994) beginning
October 1, 1994 with the remaining balance due
September 1, 1996; secured by certain
manufacturing equipment inventories and
receivables.  (See Note 14)                           $  385,906     $  456,998

Note payable, due in monthly installments of
accrued interest from January 1, 1995 through
April 1, 1995, and monthly installments of
principal and interest beginning May 1, 1995
with the remaining balance due March 1, 1997,
interest at eight percent, secured by unescrowed
shares of Class B Common Stock owned by certain
officers of the Company and certain manufacturing
equipment.                                               252,962        258,823

Note payable, to a related party, due in
60-monthly installments of principal and interest,
beginning April 1, 1995, interest at 9.75%.            1,505,300      1,411,903

Other                                                    74,009         98,733
                                                     ----------     ----------
Total                                                 2,218,177      2,226,457
Less current maturities                                (512,519)      (381,860)
Long-term debt, net of                               ----------     ----------
 current maturities                                  $1,705,658     $1,844,597
                                                     ==========     ==========

The fair value of the Company's outstanding debt is approximately equal to its carrying value at June 30, 1995.

The aggregate maturities of long-term debt as of June 30, 1995 are as follows:

        1996                          $   512,519
        1997                              742,252
        1998                              323,468
        1999                              353,791
        2000                              286,147
                                       ----------
                                      $ 2,218,177
                                      ===========

Note 8:  Interest
-----------------

Interest incurred, capitalized, expensed and cash payments for interest are summarized as follows:

                                  Six months   Six months
                                    ended        ended
                                   June 30,     June 30,
                                     1995         1994
                                  (unaudited)  (unaudited)
                                  -----------  -----------
Interest incurred and expensed      $133,534     $ 94,395
                                    ========     ========

Cash payments for interest          $106,944     $119,107
                                    ========     ========



Note 9:  Stockholders' equity
-----------------------------

The Class A Common Stock and the Class B Common Stock are substantially similar in all respects except that the Class B Common Stock has five votes per share while the Class A Common Stock has one vote per share. Each share of Class B Common Stock is convertible at any time at the holder's option to one share of Class A Common Stock and, except in certain instances, is automatically converted into one share of Class A Common Stock upon any sale or transfer.

On November 9, 1989, the Company completed a public offering of 1,250,000 units, at a price to the public of $4.00 per unit. In December 1989, the Company sold an additional 100,000 units to the underwriter at the same price. Each unit consists of three shares of Class A Common Stock and three redeemable Class A Warrants, which are separable and transferable immediately upon issuance. Each Class A Warrant entitles the holder to purchase a unit consisting of one share of Class A Common Stock and one Class B Warrant at an exercise price of $2.00. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $3.00. The Class B Warrants are redeemable at $.05 per Warrant at the option of the Company if certain public stock trading prices are achieved and expire in November 1995.

In connection with the public offering, the Class B Stockholders placed in escrow, on a pro rata basis, an aggregate of 5,625,000 shares of Class B Common Stock. Upon the occurrence of certain events, escrow shares were to be released from escrow and returned to the Class B Stockholders if during the calendar year ended December 31, 1994 (1) the Company's minimum pretax income was at least $16 million or (2) the market price of the Company's Class A Common Stock averages in excess of $6.50 per share for 20 consecutive trading days. The Company did not achieve any of the above requirements, and, as such, the escrowed shares were contributed to the Company's treasury on March 31, 1995 and then canceled.

In March 1992, the Company issued notice of redemption of the aforementioned Class A Warrants, of which approximately 4.3 million were outstanding on the redemption date of April 27, 1992. Prior to the redemption date, holders of 4,212,740 Class A Warrants exercised their warrants at $2.00 per warrant which totalled $8,425,480 in warrant exercise proceeds. Accordingly, the Company issued 4,212,740 shares of Class A Common Stock and 4,212,740 Class B Warrants to the exercisers of the Class A Warrants. The remaining unexercised Class A Warrants were redeemed at $0.05 per warrant. During the fourth quarter of 1992, holders of 300 Class B Warrants exercised their warrants at $3.00 per warrant. In August 1995, the Company's Board of Directors approved a resolution extending the expiration date of the outstanding Class B Warrants to September 1, 1996.

In July 1993, in connection with the increase of $650,000 in Bridge Notes which matured June 29, 1994, the Company issued 650,000 Class C Warrants which are exercisable ratably into one share of Class A Common Stock at an exercise price of $3.00 per share. The Warrants expire on June 29, 1998.

In September 1993, the Company initiated an offering of up to $2,000,000 of discounted gross offering proceeds of Class A Common Stock to qualified foreign investors under Regulation S of the Securities Act of 1933. At December 31, 1993, 736,135 shares of such stock had been issued resulting in approximately $602,000 net offering proceeds to the Company. In January 1994, an additional 450,000 shares were issued, resulting in approximately $344,000 net offering proceeds to the Company. As a part of the offering, the Company has issued 168,501 Class D Warrants as of December 31, 1993 and an additional 38,250 Class D Warrants subsequent to year end to the Stock Placement Distributor. The Class D Warrants expire five years from the date of issue and are exercisable at a price of $1.50 per share of Class A Common Stock for each Class D Warrant exercised.

Also in connection with the Regulation S offering, the Company has reserved for issuance one Class E Warrant for each two shares of Class A Common Stock purchased by the aforementioned qualified foreign investors. The Class E Warrants will be issued six months after the Class A Common shareholders' stock acquisition date, provided that the shares of Class A Common Stock are still owned by and registered in the name of the original purchaser as of such date. The Class E Warrant will expire two years from the date of issue and will be exercisable at $1.50 per share of Class A Common Stock for each Class E Warrant exercised.

In May 1994, the Company completed a Private Placement Offering at market price to certain affiliated stockholders and bridge note holders with the issuance of 3,468,400 shares of Class A Common Stock, 3,468,400 Class F Warrants, and 3,468,400 Class G Warrants. Net offering proceeds of approximately $2,065,000 consisted of $2,020,000 conversion of debt and accrued interest and $45,000 in cash. The Class F and Class G Warrants expire five years from the date of issuance and are exercisable at a price of $.61 and $.92 per share, respectively, for each share of Class A Common Stock purchased.

In 1995, in connection with an extension of a line of credit to the Company by a related party (see Note 6), the Company's Board of Directors authorized the issuance of up to 2,000,000 Class H Warrants on a one-for-one basis for each dollar advanced under the loan agreement and having an exercise price equal to the per share market value of the Company's Class A Common Stock on the date of such advances. While no warrants have been issued as of the date of this filing, all authorized Class H Warrants are currently issuable. Upon issue, the warrants will be exercisable at prices from $.39 to $49 per share of Class A Common Stock for each Class H Warrant exercised. The Class H Warrants will expire in February 2000.

At June 30, 1995, the Company had Class A Common Stock reserved for issuance as follows:

                                     Class A
                                  Common Stock
                                equivalent shares
                                -----------------
Class B Warrants                    4,212,440
Stock option plans (Note 10)        3,050,000
Class C Warrants                      650,000
Class D Warrants                      206,751
Class E Warrants                      128,609
Class F Warrants                    3,468,400
Class G Warrants                    3,468,400
Class H Warrants issuable           2,000,000
                                   ----------
                                   17,184,600
                                   ==========


Note 10: Stock option plans
---------------------------

The Company's Stock Option Plans (the "1990 Plan" and the "1989 Plan") authorize the issuance of a total of 1,500,000 shares of the Company's Class A Common Stock to its directors, employees, and outside consultants. The option price of the stock options awarded must be at least equal to the market value of the Class A Common Stock on the date of grant. Stock options may not be granted to an individual to the extent that in any calendar year in which options first become exercisable, the shares subject to options first exercisable in such year have a fair market value on the date of grant in excess of $100,000. Stock options may not be granted after March 2000 and May 1999 for the 1990 Plan and the 1989 Plan, respectively. No option may be outstanding for more than ten years after its grant. The purpose of the Plans is to enable the Company to encourage key employee, directors and outside consultants to contribute to the success of the Company by granting such persons incentive stock options ("ISOs") and/or non-incentive stock options ("nonqualified stock options"). The ISOs are available for employees only.

In order to provide for disinterested administration of the Plans for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, the 1990 Plan also provides that outside directors will automatically receive annual awards of nonqualified stock options.

In June 1994, stockholders of the Company approved the adoption of the Amended and Restated Stock Option Plan which superceded and replaced the Company's 1990 Stock Option Plan. The new Plan provides for the granting of options to purchase up to 1,000,000 shares of the Company's Class A Common Stock by recipients of incentive stock options or non-qualified stock options as granted by the Company's Board of Directors. 406,000 options were granted from this plan during 1995.

The Company's stockholders also approved the Non-Employee Director Stock Option Plan. The Director Plan provides for the issuance of options to purchase up to an aggregate of 500,000 shares of the Company's Class A Common Stock to eligible outside directors of the Company. Each eligible outside director will be granted options to purchase 25,000 shares of common stock annually commencing in 1995 and each year thereafter. In April 1995, 25,000 such options were granted to each of the three outside directors serving on the Board at that time.

Also in June 1994, stockholders of the Company approved the Chairman Stock Option Plan. The Chairman Plan provides that Jim G. Brooks, the Company's Chairman and Chief Executive Officer be awarded a one-time grant, effective May 1, 1994, to purchase 500,000 shares of the Company's Class A Common Stock. The options granted are exercisable at $.63 per share and are vested at the rate of 20% per year commencing on the first anniversary of the grant date.

A summary of the activity in the Company's Stock Option Plans during the six month ended June 30, 1995 is as follows:

                       Shares      Per Share
                      ---------  -------------
Outstanding
 December 31, 1994    1,568,000   $.63 - $3.00
Granted                 406,000      $  .38
Forfeited                  -           -
Exercised                  -           -
                      ---------
Outstanding
 June 30, 1995        1,974,000   $.38 - $3.00
                      =========
Exercisable
 June 30, 1995          862,170   $.66 - $3.00
                      =========

Note 11:  Significant customer
------------------------------

During the six months ended June 30, 1995, the Company had $974,708 in sales to a single customer which represented 38% of total sales. Sales to that customer during the comparable period of 1994 were $1,176,226 or 68% of total sales. Additionally, in the first six months of 1995, there were sales to another customer of

$425,405 representing 17% of total sales. There were no sales to that customer in 1994. Sales to a third customer in the six months ended June 30, 1995 were $184,665 or 7% of total sales. Sales to that customer in the first six months of 1994 were $279,418 or 16% of total sales.


Note 12:  Net loss per share of common stock
--------------------------------------------

The net loss per share of common stock was based on the combined weighted average number of shares of Class A and Class B Common Stock outstanding during the period. For purposes of such calculation, the 5,625,000 shares of Class B Common Stock which were placed in escrow in connection with the public offering were not considered as outstanding in any period due to their cancellation as described in Note 9. Further, the Company's other common stock equivalents (options which accompanied the subordinated notes, Class A, B, C, D, E, F, G, and H Warrants issued or contingently issuable, and the stock options) have a dilutive effect on the loss per share calculation and, accordingly, were also excluded.


Note 13:  Commitments and contingencies
---------------------------------------

On June 9, 1992, Mobil Oil Corporation ("Mobil") commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         -----------------------------------------------------------------------
Inc.  In its complaint, Mobil sought entry of a declaratory judgment that:  (a)
----
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) The AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

On December 8, 1992, the Company answered Mobil's Complaint. In its Answer, the Company denied Mobil's claims and asserted counterclaims against Mobil and three Mobil executives for: (1) an illegal combination or contract in restraint of trade in violation of federal antitrust laws; (2) a pattern of intentional misconduct constituting an attempt to monopolize in violation of federal antitrust laws; (3) breach of a confidential relationship between Mobil and the Company; and (4) unfair competition. The Company sought monetary damages, punitive damages and injunctive relief. Mobil filed an answer to AERT's counterclaims, denying any liability. The Delaware Court then bifurcated the trial into patent and non-patent issues and ordered the patent issues tried first.

In February 1994, after a trial on the patent issues, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. The jury also determined that Mobil had not infringed two of the four patents which AERT had asserted against Mobil. The jury verdict answered a number of interrogatories on the factual issues, and rendered advisory findings for the Court on Mobil's allegation that AERT had obtained its patents by inequitable conduct. Thereafter, the Judge adopted the jury's advisory findings on inequitable conduct and held that each of the four AERT patents were unenforceable for failure to disclose certain alleged prior art to the patent office during patent prosecution.

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention,evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. Although the March 14, 1995 Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently pending. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation.

The Company's counterclaims against Mobil and other defendants are to be heard in a separate trial which has not yet been scheduled.


Note 14: Extraordinary gain
---------------------------

During the second quarter of 1993, the Company received a $500,000 advance payment from The Dow Chemical Company toward future purchases of recycled plastic bag film resins from the Company. On March 18, 1994, Dow Chemical and the Company reached an agreement whereby Dow Chemical's obligation to purchase material from the Company was terminated. In consideration for this release, Dow forgave the repayment of the $456,158 outstanding advance payment.

In addition, Dow Chemical paid the Dow Credit Corporation and forgave the Company's outstanding balance of $359,998 principal plus accrued interest under the loan agreement dated October 22, 1991, amended as of January 23, 1993, between Dow Credit and the Company. Also the outstanding balance of $440,000 principal plus accrued interest due Dow Credit under the loan agreement dated June 13, 1991, amended as of January 1, 1993 between Dow Credit and the Company, was restructured whereby the Company will repay the entire principal balance due plus accrued interest. (See Note 7).

Further provisions of the agreement include the contribution in the amount of $50,000 of Dow-owned laboratory equipment to the Company and continued technical assistance from Dow Chemical. Accordingly, the Company has recognized an extraordinary gain primarily from the retirement of debt in the amount of $879,373 in the three months ended March 31, 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

We have reviewed the accompanying balance sheet of Advanced Environmental Technologies, Inc. (a Delaware corporation), as of June 30, 1995, and the related statements of income for three month and six month periods ended June 30, 1995 and 1994, and the statement of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.



                                 ARTHUR ANDERSEN LLP


San Antonio, Texas
August 8, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

During the second quarter of 1995, the Company substantially completed development of its commercial manufacturing processes and further defined the principal markets for certain of the Company's products. The Company, therefore, exited the development stage and has reclassified certain prior period amounts to conform to current period reporting presentation. While the Company will continue to expend amounts related to the research and development of new products, such amounts are not expected to be material in relation to prior periods. The Company's efforts are now primarily directed towards increasing production capacity and efficiency and expanding its customer base.

In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser, Inc. ("Weyerhaeuser") for sales of its Lifecycle(TM) line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser will market the product under the Company's trade-name, ChoiceDek(TM), initially in a limited number of its 80 distribution and reload centers throughout the United States and Canada.

As a result of the Weyerhaeuser agreement, the Company's sales efforts are now primarily focused towards the following three market areas which are supplied by the Company's composites manufacturing facility in Junction, Texas (the "Junction Facility"): (1) components for the national door and window market,
(2) the heavy industrial flooring market as floor blocks for industrial applications, and (3) as decking components for commercial and residential applications through Weyerhaeuser. The Company will continue to primarily utilize production capacity of its plastics reclamation facility in Rogers, Arkansas (the "Rogers Facility") as a source of raw materials supply for the Junction Facility. Although the Company will in the short-term continue to utilize excess capacity from the Rogers Facility to effect sales of recycled plastics to third parties, it is the Company's long-term objective to increase the production capacity of the composites manufacturing operation to a level that will require substantially all of the Rogers Facility's production to be dedicated thereto. However, should market conditions or product demand warrant, the Rogers Facility could increase production by extending such facility's operating hours or by adding additional equipment.

The Company currently maintains a concentrated customer base with approximately 62% of its sales directed to three customers. (See Note 11 to Financial Statements.) The Company is currently unable to predict the future size of the markets for its composite building products, however, the Company believes that the national door and window and residential decking material markets are significant. The Company believes that it can further penetrate these markets and/or expand sales to its existing customer base if the Company's goals for increased production capacity and efficiency are achieved. By focusing its marketing strategy on a limited number of large door and window companies, and by initiating sales of its new decking products through the Weyerhaeuser marketing and distribution agreement, the Company believes it can increase market penetration and sales without significantly increasing administrative overhead. To a lesser extent, the Company's marketing focus also utilizes outside commissioned sales representatives for a portion of its door and window accounts.


Results of Operations
---------------------

Quarter ended June 30, 1995 compared to quarter ended June 30, 1994
-------------------------------------------------------------------

Net sales increased to $1,395,664 for the quarter ended June 30, 1995 which represented an increase of $287,523, or 26% over the second quarter of 1994. Sales from the composites manufacturing unit were $997,965 in the second quarter of 1995 compared to $959,499 in the second quarter of 1994. Although the Company was able to increase production volume at the Junction Facility, such increased volume was significantly offset by an approximate 5% decrease in certain composite product prices. Further, demand for the Company's door and window products decreased as a result of an approximate 22% national decrease in new housing starts. Sales of recycled plastics were $397,699 in the second quarter of 1995 compared to $148,682 in the second quarter of 1994. The increase in recycled plastics was primarily attributable to increased sales prices and increased short-term demand for recycled plastics due to higher prices of virgin resins.

Of total second quarter net composites sales, 87% were to the door and window segment, 5% were to the industrial flooring segment, and 8% were to the decking segment. Since shipment under the Company's exclusive marketing agreement with Weyerhaeuser did not begin until June of 1995, the Company expects the contribution from such sales to increase in future periods. The Company is currently experiencing an order back-log primarily due to the Weyerhaeuser agreement.

Increased volume from the composite manufacturing unit was the result of increased production achieved through reduced scrap rates and increased efficiencies in the Company's milling and painting departments, as well as sales to new customers. Additionally, in the middle of the second quarter, the Company added another production shift at the Junction Facility. The price decrease in the Company's composite products was attributable to a significant decrease in the price of competing wood products. Additionally, composites sales were affected by a drop-off in U.S. residential construction starts in February and March, 1995, which resulted in slower door and window sales in the first and second quarters. Management believes that by broadening its composites sales base, it can reduce the overall adverse effects of sales decreases and housing market fluctuations. However, the Company's ability to successfully increase its customer base and sales is dependent upon the Company's ability to continue to increase production capacity and efficiencies.

Cost of goods sold was $1,541,314 for the second quarter of 1995 compared to $1,282,332 for the comparable quarter in 1994. The increase in cost of goods sold was primarily attributable to increased raw material and labor costs at the Rogers Facility. The increased labor costs were due to certain poor operating efficiencies which resulted in reduced throughput rates. The Company is currently working to finalize various upgrades to equipment necessary to increase and sustain an acceptable throughput level at the Rogers Facility.

Selling, General and Administrative expenses during the second quarter of 1995 were $351,695 compared to $373,298 during the second quarter of 1994. The decrease in Selling, General and Administrative expenses was primarily attributable to reduced overhead expenses.

The net loss for the quarter ended June 30, 1995 was $571,154, or a net loss per weighted average common share outstanding of $.04. The loss compares to a loss of $590,307 or a net loss per weighted average common share outstanding of $.04 for the three months ended June 30, 1994.

Management believes that for the Company to ultimately obtain profitability, it must improve operating efficiencies and increase overall capacity at both the Junction and Roger's Facilities. Management is currently pursuing efforts to increase throughput capacity at both facilities through better utilization of existing equipment and continuing its effort to reduce scrap rates at the Junction Facility.


Six Months ended June 30, 1995 compared to six months ended June 30, 1994.
--------------------------------------------------------------------------

Net sales increased to $2,566,974 for the six months ended June 30, 1995 which represented an increase of $1,739,550 or 48% over the six months ended June 30, 1994. Sales from the composites manufacturing unit were $1,667,554 in the first six months of 1995 compared to $1,514,461 for the first six months of 1994. Although the Company was able to increase production volume at the Junction Facility, such increased volume was significantly offset by an approximate 5% decrease in certain composite product prices. Further, demand for the Company's door and window decreased as a result of an approximate 22% national decrease in new housing starts. Sales of recycled plastics were $889,420 in the first six months of 1995 compared to $225,089 in the first six months of 1994. The increase in recycled plastics was primarily attributable to increased sales prices and increased short-term demand for recycled plastics due to higher prices of virgin resins.

Increased volume from the composite manufacturing unit was the result of increased production achieved through reduced scrap rates and increased efficiencies in the Company's milling and painting departments, as well as sales to new customers. Additionally, in the middle of the second quarter, the Company added another production shift at the Junction Facility. The price decrease in the Company's composite products was attributable to a significant decrease in the price of competing wood products. Additionally, composites sales were affected by a drop-off in U.S. residential construction starts in February and March, 1995, which resulted in slower door and window sales in the first and second quarter.

Cost of goods sold was $2,913,595 for the first six months of 1995 compared to $2,418,593 for the comparable period in 1994. The overall cost of goods sold to sales ratio, although still negative, showed improvement over the comparable period in 1994. The numbers have been adjusted for comparable past periods to reflect the Company's exit from the development stage. The increase in cost of goods sold was primarily attributable increased raw material and labor costs at the Rogers Facility. The increased labor costs were due to certain poor operating efficiencies which resulted in reduced throughput rates. The Company is currently working to finalize various upgrades to equipment necessary to increase and sustain an acceptable throughput level.

Selling, General and Administrative expenses during the first six months of 1995 were $672,569 compared to $973,310 for the comparable period of 1994. The decrease in Selling, General and Administrative expenses is primarily attributable to decreased legal expenses.

The net loss for the first six months ended June 30, 1995 was $1,151,940 or a net loss per weighted average common share outstanding of $.07. This compares to a loss of $865,701 or a net loss per weighted average common share outstanding of $.07 for the six months ended June 30, 1994 which included an extraordinary gain in the amount of $879,373.


Liquidity and Capital Resources
-------------------------------

At June 30, 1995, the Company had a working capital deficit of $1,425,141 compared to working capital deficit of $599,753 at December 31, 1994. The increased deficit is primarily attributable to costs of operations as revenues during the first six months of 1995 were not sufficient to support such costs. The net loss of $1,151,940 resulted in a negative cash flow from operating activities of $668,563 for the period. At June 30, 1995, the Company had notes payable in the amount of $2,334,429, of which $628,771 were current notes payable or current portion of long-term debt.

The Company maintains an accounts receivable factoring agreement for up to $650,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. At June 30, 1995, approximately $243,000 was available to factor additional receivables. The Company also secured a line of credit from a major stockholder during 1994 which provided approximately $981,000 of additional cash for general corporate purposes through January 1995. In February 1995, this obligation was restructured, converting the amount previously advanced as of that date ($1,566,903) into long-term note payable and providing an additional $433,097 revolving line of credit to be available as needed. As of June 30, 1995, the total amount had been drawn against the line.

The Company currently does not have additional commitments for financing beyond the sources described immediately above and revenues have not historically been sufficient to support operational needs. However, the Company believes that if it can maintain the production rates and efficiencies it is experiencing as of the date of this filing, it will be able to achieve a level of operations in the third quarter and thereafter which will significantly reduce or eliminate the need for additional sources of capital to support its operations. As such, the Company believes it will be able to continue operating as a going concern for at least the following twelve months. Continued improvements in production efficiency and capacity as previously discussed will be required for the Company to increase sales levels to those necessary to attain profitable results of operations and provide funds to repay the Company's outstanding obligations.

While it is not anticipated that significant additional capital expenditures will be required to support existing plant capacity, management is currently evaluating plans to better position the Company to address potential increasing sales opportunities on a timely basis. This could require significant additional composite production capacity beyond that of the existing Junction facility and require additional funds for capital expenditures. The Company has limited sources of equity financing to fund such capital expenditures, if necessary. One such source of financing could consist of certain of the Company's outstanding warrants. The Company has currently outstanding, approximately 4.2 million Class B Warrants with an exercise price of $3.00. The expiration date of the Class B Warrants has been extended to September 1, 1996. The Company also has outstanding 1,298,080 Private Placement Warrants held by non-affiliated entities, which, if exercised by holders, could generate equity capital for the Company (See Note 9 to the Financial Statements). The receipt of additional funds by the Company upon exercise of any such warrants, however, is subject to a number of contingencies, including, but not limited to, (i) compliance with applicable federal and state securities laws, (ii) the desire and ability of the holders to exercise their warrants, and (iii) the market price of the Company's stock.

The foregoing plan is not intended to satisfy the long-term cash needs of the Company; rather the plan assumes that the Company will achieve and maintain positive operating cash flows throughout the future. There can be no assurance that the Company will be able to maintain its current operating levels or achieve increased production volumes and sales levels or that the Company could obtain additional capital resources to support manufacturing operations if required.

If the Company is unable to achieve and maintain a successful level of operations in the near future or unable to secure additional debt or equity financing to provide support to ongoing operations, or were it to be assessed the Mobil legal claims described in Note 13 to the financial statements, it is likely the Company will be unable to continue as a going concern. (See Note 2 to the accompanying financial statements)

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 9, 1992, Mobil Oil Corporation ("Mobil") commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         -----------------------------------------------------------------------
Inc.  In its complaint, Mobil sought entry of a declaratory judgment that:  (a)
----
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) The AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

On December 8, 1992, the Company answered Mobil's Complaint. In its Answer, the Company denied Mobil's claims and asserted counterclaims against Mobil and three Mobil executives for: (1) an illegal combination or contract in restraint of trade in violation of federal antitrust laws; (2) a pattern of intentional misconduct constituting an attempt to monopolize in violation of federal antitrust laws; (3) breach of a confidential relationship between Mobil and the Company; and (4) unfair competition. The Company sought monetary damages, punitive damages and injunctive relief. Mobil filed an answer to AERT's counterclaims, denying any liability. The Delaware Court then bifurcated the trial into patent and non-patent issues and ordered the patent issues tried first.

In February 1994, after a trial on the patent issues, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. The jury also determined that Mobil had not infringed two of the four patents which AERT had asserted against Mobil. The jury verdict answered a number of interrogatories on the factual issues, and rendered advisory findings for the Court on Mobil's allegation that AERT had obtained its patents by inequitable conduct. Thereafter, the Judge adopted the jury's advisory findings on inequitable conduct and held that each of the four AERT patents were unenforceable for failure to disclose certain alleged prior art to the patent office during patent prosecution.

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention,evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. Although the March 14, 1995 Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently pending. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation.

The Company's counterclaims against Mobil and other defendants are to be heard in a separate trial which has not yet been scheduled.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



       ---------------------------------------------
       David C. Chapman, Chief Financial Officer



DATE:  August 11, 1995