Form 10-K/A
period 1994-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1995-10-13
CIK 849706

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                FORM 10-K/A (No. 1)

(Mark One)

   [X]  Annual Report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 1994 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to ____________________

Commission File Number 1-10367

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

               Delaware                             71-0675758
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)
          901 W. Robinson
           P. O. Box 1237
        Springdale, Arkansas                           72765
(Address of Principal Executive Office)              (Zip Code)



Registrant's telephone number, including Area Code:  (501)750-1299

Securities Registered Pursuant to Section 12(b) of the Act:
                                  Class A Common Stock, $.01 par value

                                  Redeemable Class B Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES: [X] NO: [ ]

Aggregate market value of voting stock held by non-affiliates of the
registrant at    September 21, 1995: $17,414,342


Number of Shares of the common stock outstanding at    September 21, 1995:

                                                   Class A - 14,059,038
                                                   Class B -  1,465,530

Advanced Environmental Recycling Technologies, Inc. hereby amends and restates the following items of its Annual Report on Form 10-K for the Year Ended December 31, 1994:

ITEM 1.  BUSINESS

General

   Advanced Environmental Recycling Technologies, Inc., ("AERT" or the "Company") is comprised of two separate, yet interrelated manufacturing facilities; the Composites Manufacturing Unit located in Junction, Texas, which manufactures and markets moisture resistant composite building materials made from waste plastics and by-product wood fibers, and the Plastics Reclamation Unit located in Rogers, Arkansas, which processes waste plastics, forming various materials that are used in the composite manufacturing process or are marketed to manufacturers of plastic grocery bags, trash bags, and other products. AERT was founded in December of 1988 and since inception, has completed research and development resulting in the receipt of eleven U.S. Patents on its technologies and systems. See
Item 3.  "Legal Proceedings".

   The Company employs a three-part business strategy: (1) it utilizes low-cost waste products and internally-produced products as raw materials; (2) it configures its production facilities so that it can economically manufacture a broad range of products on the same equipment in short production runs and (3) its marketing program identifies and sells to niche markets with defined needs in which the Company believes it can be prominent or dominant.

The Composites    Unit

The    Company's Composites Manufacturing Unit located in Junction, Texas
markets     its moisture-resistant composite building materials under the trade names MOISTURESHIELD TM and LIFECYCLE TM.  The composite materials
are hard, dense,    short-grained     substances with a dark, speckled
surface appearance. Because of their plastic content, the composites can be engineered for moisture resistance, do not require preservative or chemical treatments like traditional wood, can be designed and extruded to customer specifications to minimize waste, and are less subject to rotting, cracking, warping, insect infestation and water absorption than conventional wood materials. Because of the wood fiber content, composites are less subject to thermal contraction or expansion and display greater dimensional stability than conventional plastic materials for such applications. The composites are denser than the straight-grained, clear grades of wood from western United States forests traditionally used in the building applications for which AERT's products compete.

The    composites     manufacturing process involves proprietary
technologies and specialized manufacturing equipment, custom-built or modified for the Company's purposes. It utilizes recycled plastics and wood-filler materials and, in certain cases, special additives or virgin plastics in varying mixtures which can be formulated based on the customer's desired end-product characteristics. A key advantage of the Company's process is the ability to utilize plentiful, low-cost raw material components, encapsulate the wood fibers in the plastic and create a consistent material, free of foreign matter, which can be extruded into a desired shape while the end product maintains many properties similar to traditional wood materials.

   The Composite Manufacturing Unit is comprised of a cedar fiber raw material processing department, a composite extrusion department, a millwork and fabrication department, and a priming and paint department. The raw materials processing department consists of cedar fiber cleaning, drying, grinding and storage equipment; the extrusion department consists of two extrusion and downstream production lines; the millwork department consists of two molding and endwork lines; and the painting department consists of inspection, preparation and a painting and drying line.

In August 1993, a fire severely damaged the    composites     facility,
destroying the raw materials handling and processing area and one of the
two    extrusion     production lines.  Clean-up and reconstruction began
immediately and within two weeks, one production line was operating on a
limited basis.     As part of the rebuilding, an in-house wood dryer was
incorporated into the raw materials processing area and improvements were made to the production lines such that both lines now operate more
efficiently than before the fire occurred.      The reconstruction was
completed in August 1994 and with the restored and improved production capability, the Company is now prepared to increase its sales commitments to existing customers and provide products to new customers.

   In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser, Inc. ("Weyerhaeuser") for sales of its LifecycleTM line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser will market the product under the Company's trade-name, ChoiceDekTM, initially in a limited number of its 80 distribution and reload centers throughout the United States and Canada.

The Plastics Reclamation    Unit

The Plastics Reclamation Unit    located     in Rogers, Arkansas was
   established to develop plastic recycling technology primarily to serve as a dependable, cost-effective source of plastic raw material for the
Composites Manufacturing Unit    .  The Company began activities at its
   Plastics Reclamation Unit     in 1990.  Since that time, the Company has
further developed it patented and proprietary waste plastics reclamation technologies which allow it to recover waste plastics from the by-product of paper recycling mills, as well as certain waste plastic from post-
consumer or industrial plastic films.     See " - Supply and Pricing of Raw
Materials".      Secondary fiber recovery mills recycle paper and
polyethylene-coated paperboard to recover the paper fiber through a process known as hydropulping. The by-product of the hydropulping process is a water-saturated mixture of polyethylene and unrecovered paper fiber, which most such mills currently dispose of without further processing. Using certain plastics recycling technologies, which such paper recycling companies do not generally have available, the Company has been able to economically recover polyethylene suitable for use in its composite manufacturing process.

In 1991, while continuing to develop its initial plastic recycling technology, the Company entered into a technology development agreement with The Dow Chemical Company for the purpose of further developing and commercializing the Company's plastic reclamation technology for additional
applications of polyethylene films.     The Company received an initial 10
million pound market development order from Dow in 1992 for recycled plastic. However, that order was restructured in 1994, allowing the Company to significantly reduce indebtedness. Pursuant to the restructuring, Dow forgave approximately $879,000 in debt from the Company in lieu of purchasing the remaining portion of the recycled plastic. Following the restructuring and completion of the Dow contract, the Company began utilizing production capacity not required for processing raw materials for the Composites Manufacturing Unit to produce other types of materials for sale to manufacturers of grocery bags, trash bags, and other manufacturers of plastic goods desiring recycled content in their products.

   The Company's main focus, however, continues to be on utilizing the Plastics Reclamation Unit as a source of supply for the Composites Manufacturing Unit. Therefore, it is anticipated that as sales of the Company's composite products and accordingly, the composites division's raw materials requirements increase, recycled plastics sales to third party customers will be diminished or curtailed. However, as market conditions and product demand warrant, the Company will continue to utilize excess capacity from this facility in an effort to capitalize on additional sales opportunities. For example, during the latter part of 1994 and continuing into 1995, the price of virgin resins has remained high, in comparison to the prices of recycled resins produced by the plastics reclamation facility, thereby causing sales of recycled plastics to increase. See " - Supply and Pricing of Raw Materials".

   Supply and Pricing of Raw Materials

   The Company's composites are currently manufactured from cedar fiber, polyethylene industrial and post-consumer film scrap and ground industrial and post-consumer high-density polyethylene containers. AERT has no formal supply agreements for the cedar fiber or waste plastics used in its composite manufacturing process, although it is the Company's intention to enter into such supply agreements in the future. The Company currently purchases raw materials from sources which it believes are dependable and adequate for at least its short-term manufacturing requirements, and the Company believes suitable alternative sources are available. However, a significant disruption of supply arrangements or significant increases in raw material prices could have a material adverse effect on AERT's operations.

        Cedar Fiber. The composite facility is located near four cedar mills which extract cedar oil for perfumes and industrial detergents and dispose of the cedar fiber as a by-product of their operations. The Company, in the past, has purchased all of the wood fiber required for its manufacturing purposes from these mills. Although the Company believes it has access to sufficient supplies of cedar fiber for the foreseeable future, the Company has also manufactured its composite material with other types of wood fibers, and believes that a number of substitute wood fibers could be satisfactorily used in its manufacturing process and that other sources are currently available.

        Recycled Plastics. The cost of recycled waste plastics for use in the composites manufacturing process has been subject to significant market fluctuations over the past several years and the Company has experienced supply problems associated with contaminated plastics in the past. Accordingly, to reduce its exposure to such price volatility and potential supply disruptions, the Company in 1990 developed its own patented plastic recycling technologies and established the waste Plastics Reclamation Unit in Rogers, Arkansas to assure itself of a cleaner, more dependable and consistent supply of plastic raw material for its composite manufacturing operations.

   The Company's plastics manufacturing processes primarily focus on recycling the following polyethylene films for use in the composites manufacturing process:

     - Low Density Polyethylene ("LDPE") poly coatings or linings from recycled bleached food-board, which are generated from the hydropulping process;

     - High Density Polyethylene ("HDPE") and Low Linear Density Polyethylene ("LLDPE") mixed plastic grocery bags from supermarket and store collection programs; and

     -     HDPE ground container material.

   These films are highly contaminated with paper and other non-plastic materials which makes them less desirable for traditional plastic uses, and thus lessens their value to producers of recycled plastics. However, plastic used for the Company's Composites Manufacturing Unit does not require the purity, extensive cleaning, additional washing and melt filtration associated with conventional plastics, and can be processed faster and more economically. Further, these contaminated plastics are acquired by the Company at minimal costs (i.e. primarily freight costs).
By focusing on contaminated plastics, the Company is able to process these materials through its Plastics Reclamation Unit and produce an acceptable lower-cost feed stock for the composites facility. The Company believes that it has adequate and reliable sources of LDPE hydropulp and HDPE/LLDPE mixed plastic grocery bags for the foreseeable future. The Company also from time to time purchases plastic, if available at reasonable costs and quality, from outside sources, such as brokers or other plastic recyclers, to supplement the above described sources.

   In addition to recycling plastics for the composites business, the Company will, as market conditions and product demand warrant, continue to utilize excess capacity from the Plastics Reclamation Unit in an effort to capitalize on additional sales opportunities to outside third manufacturers of grocery bags, trash bags and other producers of plastic goods desiring recycled content in their products. In producing recycled plastics for third-party sales, the Company is unable to utilize the less costly LDPE hydropulp. The Company utilizes HDPE/LLDPE mixed plastic grocery bags and LLDPE stretch or packaging films ("LLDPE Films") which are primarily sourced from warehouse or distribution centers. LLDPE films are more valuable, and as a result, the Company is required to compete for sourcing of these materials which have acquisition costs that are significantly higher than those of contaminated plastics. Demand for recycled plastics increased somewhat during the second half of 1994 and the first half of

1995, primarily due to a recent run-up in virgin resin prices. Generally, producers of virgin resins enjoy a competitive advantage over producers of recycled resins, including the Company, since such resins can be produced at a lower cost than recycled resins and sell at a premium over such recycled resins due to the quality and consistency of the material. Historically, the cost of producing virgin resins is approximately $.20 - $.23 per pound, which is below the Company's cost to source, clean, repelletize and melt-filter HDPE/LLDPE grocery bags and LLDPE Films. Such virgin resins have historically sold for as low as $.30 per pound, which would make it very difficult for the Company to be competitive. Recently, however, the price of virgin LLDPE has risen to approximately $.45 to $.50 per pound, allowing the Company's product to compete with such resins.

   The Rogers Plastics Reclamation Unit has, to date, not shown the ability to consistently produce, compete and generate positive cash flows through outside sales of recycled plastics. Should virgin resin prices fall back down to lower historical levels, it will be very difficult for the Company to generate sales at prices which are competitive and profitable. Accordingly, the Company will continue to focus on primarily growing its composites business with an emphasis on utilizing its technologies and facilities internally. The Company is currently reorganizing the Roger's facility, and evaluating splitting the equipment into two designated lines. In this way, composites LDPE hydropulp could be run on one dedicated line and down-time and clean-out time could be reduced. HDPE and LLDPE Films could be run on the other line allowing for composites production and outside sales capacity to be achieved simultaneously, thus potentially reducing overhead. The Company currently has most of the required equipment on hand to install this second line.

Marketing and Sales

The Company has directed its initial marketing activities to specialized market segments in the building and construction industry in which cost and physical characteristics place AERT's composite products, such as the subsurface component pieces of standard door and window products, at a competitive advantage over alternative conventional materials and in which the current weaknesses of composites (for example, certain of its strength and aesthetic characteristics) are not critical disadvantages.

To the extent a prospective customer currently uses wood for such component pieces, the Company emphasizes the "value-added" potential of its MOISTURESHIELD composite product which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics. The Company also calls the prospective customer's attention to the savings in time and expense that can be achieved by designing into the equipment used in the extrusion process much of the millwork required in the customer's finished product. In addition, the Company emphasizes the customer's avoidance of the chemical treatments and in plant volatile organic compounds requirements often necessary to give competing wood products durability and the customer's avoidance of the substantial scrap wood or sawdust waste-product typically generated in the sawing and milling process.

MOISTURESHIELD composites have been previously marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Reductions in construction activity could have an adverse effect on the demand for AERT composites; however, the Company believes that significant demand now exists for its products, and its market diversification program is intended to reduce the effects that reductions in construction activity would have on the Company. The Company also focuses heavily on products for the home improvement market, which often tends to increase in activity when housing starts decline, and the Company has recently expanded its marketing focus with its LIFECYCLE products to accommodate a wider range of applications in order to avoid being totally dependent on one industry.

   In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser for sales of its LifecycleTM line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser will market the product under the Company's trade-name, ChoiceDekTM, initially in a limited number of its 80 distribution and reload centers throughout the United States and Canada.

   As a result of the Weyerhaeuser agreement, the Company's sales efforts are now primarily focused towards the following three market areas which are supplied by the Company's Composites Manufacturing Unit: (1) components for the national door and window market; (2) the heavy industrial flooring market as floor blocks for industrial applications; and
(3) as decking components for commercial and residential applications through Weyerhaeuser. The Company will continue to primarily utilize production capacity of its plastics reclamation unit as a source of raw materials supply for the composites facility. Although the Company will in the short-term continue to utilize excess capacity from the Rogers Plastics Reclamation Unit to effect sales of recycled plastics to third parties, it is the Company's long-term objective to increase the production capacity of the composites manufacturing operation to a level that will require substantially all of the Rogers facility's production to be dedicated thereto. However, to the extent that market conditions warrant, and virgin prices remain high, the Company will also sell recycled plastic to outside customers for use in items such as trash bags, slip sheets, grocery bags, or other items utilizing recycled plastics. Such materials are sold directly by the Company or through brokers and are primarily used by third party purchasers in conjunction with, and not in replacement of, virgin and other resins.

   The Company currently maintains a concentrated customer base. The Company is unable to predict the future size of the markets for its composite building products, however, the Company believes that the national door and window and residential decking material markets are significant. The Company believes that it can further penetrate these markets and/or expand sales to its existing customer base if the Company's goals for increased production capacity and efficiency are achieved. By focusing its marketing strategy on a limited number of large door and window companies, and by initiating sales of its new decking products through the Weyerhaeuser marketing and distribution agreement, the Company believes it can increase market penetration and sales without significantly increasing administrative overhead. To a lesser extent, the Company's marketing focus also utilizes outside commissioned sales representatives for a portion of its door and window accounts.

Industry Standards

ASTM and certain industry trade organizations have established general standards and methods for measuring the characteristics of specific building materials. Users of building materials (and frequently, issuers of building codes) generally specify that the building materials comply with such standards relative to the proposed applications. Since no standards or methods have yet been established for measuring the characteristics of wood-plastic composite building materials, such as the Company's composites, users cannot judge whether or not it may be suitable for their particular requirements without conducting their own testing.
The lack of such accepted standards (and the assurance of extensive testing, quality control and performance capability which compliance with accepted standards typically provide) may limit the market potential of the Company's building materials and make potential purchasers of such building materials reluctant to use them.

The Company has accumulated significant product test data and begun the internal preparation of proposed guidelines for wood-plastic composite materials for certain construction applications for eventual submission to ASTM committees. The consideration and testing of proposed standards by ASTM is a lengthy process, however, typically requiring several years at a minimum. Although the Company believes that its proposed submission will expedite serious industry-wide consideration of such standards, there can be no assurance that industry-accepted standards will be adopted by ASTM, or, if adopted, that ASTM-promulgated standards would be compatible with the technological and product capabilities of the Company.

Competition

In seeking to introduce MOISTURESHIELD composites as alternative building materials to high grade western pine and other woods, aluminum, high-performance plastics and other construction materials, the Company will compete with major forestry product companies, aluminum fabricating companies, and major plastic and petrochemical companies. The conventional material manufacturers with which the Company must compete have, in many cases, long-established ties to the building and construction industry and have proven, well-accepted products.

Many large competitors also have research and development budgets, marketing staffs and financial and other resources which far surpass the resources of the Company. There can be no assurance that such competitors will not attempt to develop and introduce similar recycled composite materials. The Company must also compete in the building materials market with certain other plastics recyclers currently manufacturing recycled materials intended for similar building material applications, including
decking and fencing.     None of such recyclers, to the Company's
knowledge, have achieved significant commercial acceptance to date, however, Mobil Oil Company has recently entered the market with a new composite products division and a decking and fencing product called Timbrex, which was recently renamed Trex. Mobil has many resources, has initiated a large national marketing and advertising program and is a significant competitor in recycled plastic products. Mobil has challenged and invalidated four AERT composite patents, and is continuing to assert a claim for substantial attorney's fees against the Company. See Item 3.
"Legal Proceedings".      If a final determination in this matter is
unfavorable to the Company, it can be expected that the Company will be faced with additional competition with respect to certain products.

   As the Company has developed its own plastics reclamation technologies, it has in certain instances been required to compete for raw materials with other plastics recyclers, or plastic resin producers, most of which are far larger and better established than the Company. However, management believes that its focus towards sources of contaminated polyethylene films that it recycles and uses in its composites business are less attractive to most producers of recycled plastics. As a result, the Company has not historically experienced significant competition for such raw materials. Further, the Company believes that the plastics reclamation processes it has developed for composite manufacturing business are targeted to the waste management needs of particular industrial waste generators, to plastic film wastes and to other plastic waste generators, whose potential as a recycling source is not being utilized to a significant extent by current plastics recyclers, rather than to post-consumer, source-separated plastic containers recycling processes, in which a substantially greater number of plastics recyclers compete for plastic waste materials. The Company may encounter new entrants into the composites or plastics reclamation business which could effect the Company's source of raw materials supply and who may have substantially greater financial and other resources than the Company and which may include beverage bottlers, distributors and retailers as well as forestry product producers, petrochemical and other companies. For example, Mobil is now competing with the Company for certain raw materials in connection with the production of its Trex product described above.

Patented and Proprietary Technology

The Company's composite manufacturing process and its development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets which are considered proprietary by the Company, as well as certain methods, processes and equipment designs for which the Company has sought additional patent protection. The Company has taken measures which are designed to safeguard its trade secrets by, among other things, entering into confidentiality and nondisclosure agreements. Should the Company's trade secrets be disclosed notwithstanding these efforts, the business and prospects of the Company could be materially and adversely affected. The Company has filed seventeen patent applications and have received issuance from the United States Patent and Trademark Office for eleven patents, five of which relate to the Company's composite materials manufacturing operations and six of which relate to its waste plastics reclamation technologies. The patent applications recently allowed relate to the Company's extrusion process, extrusion apparatus, and its continuous downstreaming cooling and forming conveyor system, and its plastic reclamation process and equipment. In February 1994, in litigation with Mobil Oil Corporation, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. See Item 3. "Legal Proceedings". The Company's additional pending applications relate to additional manufacturing apparatus, the composite product composition and technology involving its film reclamation processes. There can be no assurance such additional patents will be allowed. The Company has granted Dow Chemical a nonexclusive worldwide license with respect to its waste plastics reclamation technology and will accordingly seek appropriate international patent protection on such technology as well. The Company intends to take other steps reasonably necessary in the future to protect its existing technology and any technology which may be subsequently developed. The Company may license its technologies to industrial users in the future if licensing terms can be agreed upon and if the Company believes it can preserve adequate demand for its own products.

Employees and Technical Consultants

At December 31, 1994, the Company employed 121 full-time personnel, 12 of whom are executive or office personnel and 109 of whom are full-time factory personnel. The Company, from time-to-time, employs additional persons on a part-time basis in its manufacturing operations. The Company anticipates that as its business expands it will employ additional management personnel and factory personnel.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth selected historical data for the Company for the years ended December 31, 1994, December 31, 1993, December 31, 1992, December 31, 1991, and December 30, 1990, and for the period from December 2, 1988 (inception) through December 31, 1994. For the year ended December 31, 1994, the data was obtained from the Company financial statements contained in this document at pages F-1 through F-24. Data for the periods prior to December 31, 1994 was obtained from Item 6 of the Company's Annual Report or Form 10-K for the year ended December 31, 1993.

Statements of Operations Data:
                                                                                                                  Dec. 2, 1988
                                                                                                                  Inception
                          Year Ended        Year Ended        Year Ended         Year Ended        Year Ended       Through
                        Dec. 31, 1994     Dec. 31, 1993     Dec. 31, 1992      Dec. 31, 1991     Dec. 31, 1990    Dec. 31, 1994
Sales                     $3,675,018        $2,043,476        $  559,886         $  127,213        $   7,227       $ 6,415,832

   Net Loss before
extraordinary gain        (2,970,135)            -                  -                  -                -                -

   Extraordinary gain        879,373             -                  -                  -                -                -

Net Loss                  (2,090,762)       (3,692,773)       (3,241,158)        (1,655,290)        (1,455,970)    (12,984,443)

   Net Loss before
extraordinary gain
per common share                (.21)            -                  -                  -                -                -

   Extraordinary gain
per common share                 .06             -                  -                  -                -                -

Net Loss Per
common share (1)                (.15)            (.34)             (.34)             (.26)               (.24)           (1.44)

Weighted Average
Number of Shares
Outstanding (1)            14,166,869        10,853,938         9,579,858         6,346,877          5,983,493       9,014,100




Balance Sheet Data:


                                    Dec. 31, 1994      Dec. 31, 1993      Dec. 31, 1992      Dec. 31, 1991      Dec. 31, 1990
Working Capital (Deficit)           $  (599,753)       $  (701,142)       $  812,199         $ (875,295)        $ (231,006)
Total Assets                          8,781,907          9,146,981         9,925,393          5,148,531          4,902,697
Long-Term Debt                        1,844,597            892,294           598,129            746,134             27,962
Total Liabilities                     3,335,459          3,010,529         1,698,484          1,833,195            381,028
Stock Subscription                                       1,000,000
Stockholders' Equity                $ 5,446,448        $ 5,136,452        $8,226,909         $3,315,336         $4,521,669

(1)  The net loss per share of common stock is based on the combined weighted average of shares of Class A and Class B Common
Stock outstanding during the period.  For purposes of such calculation, the 5,625,000 shares of Class B Common Stock which were placed in escrow in connection with the public offering in November 1989 (common stock equivalents) were not considered as outstanding after the date of the public offering since they were contingently cancelable if certain conditions do not occur.
   Subsequent to March 31, 1995, all shares of Class B common stock held in escrow were cancelled.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company during the year ended December 31, 1994 to each executive officer of the Company whose aggregate cash compensation exceeded $100,000, and to the chief executive officer.

SUMMARY COMPENSATION TABLE

                       Annual Compensation                              Long-Term Compensation

                                                                                      Awards                  Payouts

                                                         Other          Restricted   Securities      Long-Term
Name and                                                 Annual         Stock        Underlying      Incentive    All Other
Principal Position     Year     Salary     Bonus         Compensation   Awards       Options         Payouts      Compensation
Jim G. Brooks,         1994       $0        $0           $0             $0           500,000         $0           $0
Chief Executive        1993        0         0            0              0            25,000          0            0
Officer (9/28/93)
and Chairman of
the Board of
Directors

Joe G. Brooks,         1993       $70,919   $0           $1,200         $0           $0              $0           $0
Chief Executive        1992        80,000    0            1,200          0            0               0            0
Officer (to 9/28/      1991        80,000    0            1,092          0            40,000          0            0
93) and President

                     OPTION/SAR GRANTS IN YEAR ENDED DECEMBER 31, 1994
                                  Individual Grants

                                                                                         Potential Realizable
                 Number of                                                             Value at Assumed Annual
                Securities       % of Total                                             Rates of Stock Price
                Underlying     Options Granted                                            Appreciation for
                 Options        to Employees        Exercise or       Expiration           Option Term(2)
Name            Granted(1)     in Fiscal Year     Base Price ($/Sh)      Date            5%              10%
Jim G. Brooks     500,000          96.5%                $.63          May 1, 2004     $200,000         $515,000



(1)  These options were granted under the Company's Chairman Stock Option Plan with respect to the Company's Class A Common
Stock for a ten year period beginning on May 1, 1994.  The options do not qualify as "incentive stock options" under the
Internal Revenue Code.  The option price of $.63 per share was the fair market value of the Class A Common Stock on the date of grant.  Vesting at 20% begins on May 1, 1995, the end of the third year, and continues at 20% for each subsequent year until all shares are vested on May 1, 1999.  Options not exercised expire on May 1, 2004.

(2)  As required by Securities and Exchange Commission rules and regulations, potential realizable values are based on the assumption that the Class A Common Stock price appreciates at the annual rates shown, compounded annually from the date of grant until the end of the ten year option term and is not intended to forecast appreciation in stock price.

                              AGGREGATED OPTION EXERCISES IN
                               YEAR ENDED DECEMBER 31, 1994
                          AND OPTION VALUES AT DECEMBER 31, 1994
                                                        Number of                           Value of Unexercised
                        Number of                       Unexercised Options                 In-the-Money Options
                        Shares                          at December 31, 1994                at December 31, 1994
                        Acquired       Value            Exercisable/                        Exercisable/
Name                    on Exercise    Realized         Unexercisable                       Unexercisable
_______________________________________________________________________________________________________________________________
Jim G. Brooks              0              $0         25,000(1)/500,000(2)                       $0/$0


(1)  Represent fully vested options granted under the Company's 1990 Stock Option Plan.

(2)  Represent options granted under the Company's Chairman Stock Option Plan.



Stock Option Plans

The Company's Stock Option Plans (the "1990 Plan" and the "1989 Plan") authorize the issuance of a total of 1,500,000 shares of the Company's Class A Common Stock to its directors, employees, and outside consultants. The option price of the stock options awarded must be at least equal to the market value of the Class A Common Stock on the date of grant. Stock options may not be granted to an individual to the extent that in any calendar year in which options first become exercisable, the shares subject to options first exercisable in such year have a fair market value on the date of grant in excess of $100,000. Stock options may not be granted after March 2000 and May 1999 for the 1990 Plan and the 1989 Plan, respectively. No option may be outstanding for more than ten years after its grant. The purpose of the Plans is to enable the Company to encourage key employees, directors and outside consultants to contribute to the success of the Company by granting such persons incentive stock options ("ISOs") and/or non-incentive stock options ("nonqualified stock options"). The ISOs are available for employees only. During 1994, 42,000 options were granted to employees from the Plans.

In order to provide for disinterested administration of the Plans for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, the 1990 Plan also provides that outside directors will automatically receive annual awards of nonqualified stock options. In April 1994, 25,000 such options were granted to each of the four outside directors serving on the Board at that time.

The Plans will be administered by a committee (the "Option Committee") of three or more directors to be appointed by the Board of Directors. Members of the Option Committee are not eligible to participate in the Plans except pursuant to the automatic award provisions for directors contained in the 1990 Plan. The Option Committee determines, among other things, the recipients of grants, whether a grant will consist of ISOs or nonqualified stock options or a combination thereof, and the number of shares to be subject to such options.

Upon exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of the Company's Class A Common Stock, or in a combination of both. The Plans permit the Company to lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. Generally, options may be exercised while the recipient is an employee or director, or within three months after termination of such status.

In June 1994, stockholders of the Company approved the adoption of the Amended and Restated Stock Option Plan which superseded and replaced the Company's 1990 Stock Option Plan. The new Plan provides for the granting of options to purchase up to 1,000,000 shares of the Company's Class A Common Stock by recipients of incentive stock options or non-qualified stock options as granted by the Company's Board of Directors. 18,000 options were granted from this plan during 1994.

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

The federal income tax treatment of ISOs is generally more favorable to employees than the treatment accorded other options. Upon the exercise of an ISO, the employee does not recognize any income. Instead, upon disposition of the stock received, the employee is entitled to capital gain or loss treatment on the difference between the sales proceeds and the amount paid to exercise the ISO, provided certain required holding periods as described in section 422(a)(1) of the Internal Revenue Code of 1986, as amended, have been met. The tax treatment of an ISO is less favorable to the Company because the Company is not entitled to a tax deduction with respect to the grant or exercise of an ISO or with respect to any disposition of such shares after the required holding periods. The Company is entitled to a tax deduction for an amount equal to the ordinary income realized by an optionee in the event shares purchased under the Plans are sold before the end of the relevant holding periods.

In the case of nonqualified stock options, an optionee will not recognize income for federal income tax purposes when a nonqualified stock option is granted to him pursuant to the Plans. Generally, upon exercise of such option, he recognizes ordinary income in an amount equal to the difference between the fair market value on the date of exercise of the stock he receives and the amount he pays to exercise the option. The Company is entitled to a tax deduction for an equal amount.

The Board of Directors may amend or terminate the Plans at any time, although the Board may not, without stockholder approval, increase the number of shares subject to the Plans, change the class of persons eligible to receive options under the Plans, or amend the provisions for automatic awards to outside directors.

   Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not currently maintain a Compensation Committee. Accordingly, the Board of Directors, as a whole, reviews and acts upon personnel policies and executive compensation matters. Two members of the Board of Directors, Jim G. Brooks and Joe G. Brooks, also serve as executive officers of the Company; however such individuals do not participate in compensation decisions or in forming compensation policies in which they have a personal interest, nor do they vote on any such matter.

Limited Liability of Officers and Directors

The Delaware Supreme Court has held that a director's duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware General Corporation law permits a corporation through its Certificate of Incorporation to exonerate its directors from personal liability to the corporation or its stockholders for monetary damages for breach of the fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder's right to seek nonmonetary, equitable remedies such as injunction or rescission to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations and there may be instances in which no effective remedy is available.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of    September 30    , 1995, certain
information with regard to the beneficial ownership of the Company's capital stock by each holder of 5% or more of the outstanding stock, by each director of the Company, and by all officers and directors as a group:

                                                       Number of              Percentage                  Percentage
Name and Address                    Title of           Shares of              of Class                    of Voting
of Beneficial Owner                 Class(1)           Common Stock(2)        Outstanding(2)(9)           Power(2)(9)
Jim G. and Marjorie S. Brooks       Class A              11,511,120(3)            39.3%                      42.9%
P. O. Box 1237                      Class B                 837,588(4)            57.2%
Springdale, AR  72764

Joe G. Brooks                       Class A                 132,500(5)              *                         3.5%
950 North 2nd Street                Class B                 231,896               15.8%
Rogers, AR  72756

J. Douglas Brooks                   Class A                  10,120(6)              *                         1.8%
950 North 2nd Street                Class B                 131,051                8.9%
Rogers, AR  72756

Jerry B. Burkett                    Class A                  84,000(7)              *                          *
1908 Oak                            Class B                  33,311                 *
Stuttgart, AR  72160

Sal Miwa                            Class A                  53,000(8)              *                          *
One Blue Hill Plaza, Suite 815
Pearl River, NY  10965-8667

All officers and directors          Class A               11,818,740              40.3%                      49.1%
as a group (six persons)            Class B                1,233,846              84.2%

*Less than 1%


(1) The Class B Common Stock is substantially identical to the Class A Common Stock, except that each share of Class B Common Stock has five votes per share and each share of Class A Common Stock has one vote per share.

(2) Beneficial ownership of shares determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and includes shares underlying outstanding warrants and options which the named individual has the right to acquire within sixty days of September 30, 1995.

(3) Includes 3,009,040 shares owned directly, 200,000 shares issuable upon exercise of stock options, 3,000 shares issuable upon exercise of Class B Warrants, 325,000 shares issuable upon exercise of Class C Warrants issued in connection with a $225,000 Bridge Note purchased in 1993, 5,974,080 shares issuable upon exercise of Class F and Class G Warrants issued in connection with a private placement of Class A Common Stock in May of 1994 and 2,000,000 shares issuable upon exercise of Class H Warrants.


(4) Includes 403,946 shares owned directly by Mrs. Brooks and 433,642 shares owned by two corporations controlled by Mr. and Mrs. Brooks. (Razorback Farms, Inc. is the record owner of 312,320 shares and SMF is the record owner of 121,322 shares, representing approximately 21.3% and 8.3%, respectively, of the Class B Common Stock). Excludes additional shares owned by adult children of Mr. and Mrs. Brooks, including Joe G. Brooks and
J. Douglas Brooks, as to which she disclaims a beneficial interest.

(5) Includes 86,000 shares owned directly, 3,000 shares owned as custodian for Mr. Brook's minor child and 43,500 shares issuable upon exercise of Class B Warrants owned directly and as custodian for Mr. Brook's minor child.

(6) Includes 2,500 shares owned directly and 7,620 shares issuable upon exercise of Class B Warrants.

(7) Includes 3,000 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett, 19,000 shares issuable upon exercise of Class B Warrants directly and indirectly owned by Mr. Burkett and 50,000 shares issuable upon exercise of stock options.

(8) Includes 3,000 shares owned directly and 50,000 shares issuable upon exercise of stock options.

(9) Calculated based on 29,310,638 shares outstanding as of September 30, 1995, which includes 15,251,600 shares which any person has the right to acquire through the exercise of options and warrants within 60 days of September 30, 1995.

   At September 30, 1995, there were 14,059,038 shares of Class A Common Stock and 1,465,530 shares of Class B Common Stock issued and outstanding. At that date, the directors and officers as a group directly owned shares representing approximately 42.7% of the votes entitled to be cast upon matters submitted to a vote of the Company's stockholders, and Jim G. and Marjorie S. Brooks and corporations controlled by them owned shares representing approximately 33.7% of the votes entitled to be cast and may be in a position to control the Company.

Escrow Shares

   In connection with the Company's initial public offering, and at the request of D.H. Blair, the underwriter in such offering, the holders of the Company's Class B Common Stock agreed with the Company to place in escrow an aggregate of 5,625,000 shares of the Company's Class B Common Stock (the "Escrowed Shares") pursuant to an escrow agreement with the Company and American Stock Transfer & Trust Company as escrow agent. Such shares were placed in escrow by each holder of Class B Common Stock on a pro rate basis according to their respective holdings. Upon the occurrence of certain events, the Escrowed Shares were to be released from escrow and returned to the Class B stockholders if during the calendar year ended December 31, 1994 (1) the Company's minimum pretax income was at $16 million or (2) the market price of the Company's Class A Common Stock averaged in excess of $6.50 per share for twenty consecutive trading days. The Company did not achieve any of the above requirements, and, as such, the Escrowed Shares were contributed to the Company's treasury on March 31, 1995 and then cancelled.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Springdale, State of Arkansas, on the 9th day of October, 1995.

ADVANCED ENVIRONMENTAL RECYCLING
TECHNOLOGIES, INC.



By:    /s/ Jim G. Brooks
       Jim G. Brooks
       Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                               Title                       Date

 /s/ Jim G. Brooks            Chief Executive Officer      October 9, 1995
Jim G. Brooks                 and Director


/s/ Joe G. Brooks             President and Director       October 9, 1995
Joe G. Brooks


/s/ Jerry B. Burkett          Director                     October 9, 1995
Jerry B. Burkett


/s/ Sal Miwa                  Director                     October 9, 1995
Sal Miwa


/s/ Majorie S. Brooks         Director                     October 9, 1995
Marjorie S. Brooks


/s/ David C. Chapman          Secretary, Treasurer         October 9, 1995
David C. Chapman              and Chief Financial Officer