Form 10-Q/A
period 1995-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1995-10-13
CIK 849706

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                             FORM 10-Q/A (No. 1)

(Mark One)

   [X]  Quarterly Report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended June 30, 1995 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

As of    September 21    , 1995, the number of shares outstanding of the
Registrant's Class A Common Stock, which is the class registered under the Securities Act of 1934, was 14,059,038 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

   Advanced Environmental Technologies, Inc. ("AERT" or the "Company") hereby amends and restates the following Items of its Form 10-Q for the Quarterly Period ended June 30, 1995:

PART I - FINANCIAL INFORMATION

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

The Company currently maintains a concentrated customer base with
approximately 62% of its sales    during the six months ended June 30,
1995     directed to three customers. (See Note 11 to Financial
Statements.) The Company is currently unable to predict the future size of the markets for its composite building products, however, the Company believes that the national door and window and residential decking material markets are significant. The Company believes that it can further penetrate these markets and/or expand sales to its existing customer base if the Company's goals for increased production capacity and efficiency are achieved. By focusing its marketing strategy on a limited number of large door and window companies, and by initiating sales of its new decking products through the Weyerhaeuser marketing and distribution agreement, the Company believes it can increase market penetration and sales without significantly increasing administrative overhead. To a lesser extent, the Company's marketing focus also utilizes outside commissioned sales representatives for a portion of its door and window accounts.

Results of Operations

Quarter ended June 30, 1995 compared to quarter ended June 30, 1994

Net sales increased to $1,395,664 for the quarter ended June 30, 1995 which represented an increase of $287,523, or 26% over the second quarter of 1994. Sales from the composites manufacturing unit were $997,965 in the second quarter of 1995 compared to $959,499 in the second quarter of 1994. Although the Company was able to increase production volume at the Junction Facility, such increased volume was significantly offset by an approximate 5% decrease in certain composite product prices. Further, demand for the Company's door and window products decreased as a result of an approximate 22% national decrease in new housing starts. Sales of recycled plastics were $397,699 in the second quarter of 1995 compared to $148,682 in the second quarter of 1994. The increase in recycled plastics was primarily attributable to increased sales prices and increased short-term demand for
recycled plastics due to higher prices of virgin resins.     Although
virgin resin prices have remained high, thus creating continued short-term sales opportunities for recycled plastics, it is anticipated that such sales will significantly decrease throughout the remainder of the year as the Company has recently terminated its relationship with a significant plastics customer. See "Legal Proceedings." Management believes, however, that the loss of plastics revenues attributable to this customer will be replaced in the third quarter by increased sales from the composites unit.

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

Six Months ended June 30, 1995 compared to six months ended June 30, 1994.

Net sales increased to $2,566,974 for the six months ended June 30, 1995 which represented an increase of $1,739,550 or 48% over the six months ended June 30, 1994. Sales from the composites manufacturing unit were $1,667,554 in the first six months of 1995 compared to $1,514,461 for the first six months of 1994. Although the Company was able to increase production volume at the Junction Facility, such increased volume was significantly offset by an approximate 5% decrease in certain composite product prices. Further, demand for the Company's door and window decreased as a result of an approximate 22% national decrease in new housing starts. Sales of recycled plastics were $889,420 in the first six months of 1995 compared to $225,089 in the first six months of 1994. The increase in recycled plastics was primarily attributable to increased sales prices and increased short-term demand for recycled plastics due to higher prices of virgin resins. Increased volume from the composite manufacturing unit was the result of increased production achieved through reduced scrap rates and increased efficiencies in the Company's milling and painting departments, as well as sales to new customers. Additionally, in the middle of the second quarter, the Company added another production shift at the Junction Facility. The price decrease in the Company's composite products was attributable to a significant decrease in the price of competing wood products. Additionally, composites sales were affected by a dropoff in U.S. residential construction starts in February and March, 1995, which resulted in slower door and window sales in the first and second quarter.

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

Liquidity and Capital Resources

At June 30,1995, the Company had a working capital deficit of $1,425,141 compared to working capital deficit of $599,753 at December 31, 1994. The increased deficit is primarily attributable to costs of operations as revenues during the first six months of 1995 were not sufficient to support
such costs.     Cash and cash equivalents increased $2,721 in the six
months ended June 30, 1995.  Significant components of that increase were:
(i) cash used in operating activities of $668,563, which consisted of the net loss for the period of $1,151,940 reduced by depreciation and amortization of $505,072, plus other uses of cash of $21,695; (ii) cash used in investing activities of $10,257 and (iii) cash provided by
financing activities of $681,541.      Payments on notes during the period
were $272,281 and proceeds from the issuance of notes amounted to $953,922. $822,000 of such proceeds were provided by the Company's major stockholders
Jim and Marjorie Brooks    under the line of credit described below (see
also Note 6 to accompanying Financial Statements)     (the "Major
Stockholders").   At June 30, 1995, the Company had notes payable in the
amount of    $2,334,429    , of which $628,771 were current notes payable
or current portion of long-term debt.

The Company maintains an accounts receivable factoring agreement for up to $650,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. At June 30, 1995, approximately $243,000 was available to factor additional receivables. The
Company also secured a line of credit from the    Major Stockholders
during 1994 which provided approximately $981,000 of additional cash for general corporate purposes through January 1995. In February 1995, this obligation was restructured, converting the amount previously advanced as of that date ($1,566,903) into long-term note payable and providing an additional $433,097 revolving line of credit to be available as needed. As
of June 30, 1995, the total amount had been drawn against the line    and
additional advances of approximately $234,000 had been made by the Major
Shareholders through such date    .

The Company currently does not have additional commitments for financing beyond the sources described immediately above and revenues have not historically been sufficient to support operational needs. However, the Company believes that if it can maintain the production rates and efficiencies it is experiencing as of the date of this filing, it will be able to achieve a level of operations in the third quarter and the thereafter which will significantly reduce or eliminate the need for additional sources of capital to support its operations. As such, the Company believes it will be able to continue operating as a going concern for at least the following twelve months. Continued improvements in production efficiency and capacity as previously discussed will be required for the Company to increase sales levels to those necessary to attain profitable results of operations and provide funds to repay the Company's outstanding obligations.

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

If the Company is unable to achieve and maintain a successful level of operations in the near future or unable to secure additional debt or equity financing to provide support to ongoing operations, or were it to be assessed the Mobil legal claims described in Note 13 to the financial statements, it is likely the Company will be unable to continue as a going concern. (See Note 2 to the accompanying financial statements.)

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 9, 1992, Mobil Oil Corporation ("Mobil") commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies, Inc. In its complaint, Mobil sought entry of declaratory judgment that: (a) AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents;
(b) the AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents through any products or method. Mobil sought no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

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

In February 1994, after a trial on the patent issues a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. The jury also determined that Mobil had not infringed two of the four patents which AERT had asserted against Mobil. The jury verdict answered a number of interrogatories on the factual issues, and rendered advisory findings for the Court on Mobil's allegation that AERT had obtained its patents by inequitable conduct. Thereafter, the Judge adopted the jury's advisory findings on inequitable conduct and held that each of the four AERT patents were unenforceable for failure to disclose certain alleged prior art to the patent office during patent prosecution.

Because of the nature of certain of the jury verdict interrogatory responses, AERT counsel have concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. The motion
   was     denied.  The    Company's     additional post-trial motions
   were also denied by the Delaware Court    .  On March 14, 1995, the
Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. Although the March 14, 1995, Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

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

   In August 1995, the Company initiated suit in the District Court for the Western District of Arkansas to collect $148,678 in past due receivables from a former plastics customer. Sales to such customer during the six months ended June 30, 1995 were approximately $425,000. On September 12 1995, the Court ruled that the Company lacked jurisdiction in Arkansas and the lawsuit was dismissed. On September 14, 1995, the Company was notified that such customer had filed a counterclaim against the Company in State Court in Louisiana alleging breach of contract and requesting an injunction for protection of confidential proprietary information, declaratory relief, unspecified dollar damages, offset and attorney's fees. The Company has an agreement extending the time to respond to the claims in Louisiana and is in the process of preparing counterclaims to be filed. Although there can be no assurance as to the ultimate outcome of this action, the Company believes the customer's claims are without merit and that it will collect the entire amount of the past due receivable. Therefore, the Company has not recorded a reserve or otherwise provided for a loss of such receivable.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



     /s/ Joe G. Brooks
     Joe G. Brooks, President


DATE:  October 9, 1995