Form 10-Q
period 1995-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1995-11-14
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1995
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

YES: X     NO:

As of October 31, 1995, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 14,062,370 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                        PART I - FINANCIAL INFORMATION


                                                                            PAGE
ITEM 1    Financial Statements

          Balance Sheets, September 30, 1995 and December 31, 1994______     1-2

          Statements of Operations,
          Three months and nine months ended September 30, 1995
          and 1994______________________________________________________       3

          Statements of Cash Flows,
          Nine months ended September 30, 1995 and 1994_________________       4

          Notes to Financial Statements_________________________________    5-13

          Review Report of Arthur Andersen LLP
          Independent Public Accountants________________________________      14

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations___________________________   15-19


                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings ____________________________________________   20-21

          Signatures ___________________________________________________      22

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                                          ASSETS
                                                          ------

                                          September 30, 1995   December 31,
                                              (Unaudited)          1994
                                              -----------      ------------
Current assets:
 Cash and cash equivalents                    $   29,655       $    5,977
 Receivables                                      44,933           60,920
 Inventories                                     527,657          710,694
 Prepaid expenses and other                      173,598          113,518
                                              ----------       ----------
  Total current assets                           775,843          891,109
                                              ----------       ----------
Buildings and equipment,
  at cost, including construction
  in progress of $0 (1995) and
  $201,608 (1994):
 Buildings                                       675,420          675,009
 Machinery and equipment                       8,438,599        8,405,688
 Transportation equipment                        112,411          112,411
 Office equipment                                170,659          166,278
 Leasehold improvements                          349,931          347,155
                                              ----------       ----------
                                               9,747,020        9,706,541
 Less accumulated depreciation
  and amortization                             2,899,676        2,129,348
                                              ----------       ----------
  Net buildings and equipment                  6,847,344        7,577,193
                                              ----------       ----------
Other assets, at cost less accumulated
 amortization of $77,082 (1995) and
 $59,801 (1994)                                  332,475          313,605
                                              ----------       ----------
                                              $7,955,662       $8,781,907
                                              ==========       ==========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                    September 30, 1995   December 31,
                                                       (Unaudited)           1994
                                                       -----------       ------------
Current liabilities:
  Current maturities of long-term debt-
    Related parties                                   $     268,366      $    170,655
    Other                                                   485,111           211,205
  Accounts payable - trade                                  901,049           813,265
  Payables to related parties                               166,970            58,415
  Accrued liabilities                                       150,279           143,891
  Notes payable                                              66,512            93,431
  Notes and advances payable - related parties              748,874                 -
                                                      -------------      ------------
    Total current liabilities                             2,787,161         1,490,862
                                                      -------------      ------------
Long-term debt, less current maturities
  Related parties                                         1,173,817         1,334,645
  Other                                                     166,457           509,952
                                                      -------------         1,844,597
Total long-term debt, less current maturities             1,340,274      ------------
                                                      -------------
Stockholders' equity
  Preferred stock, $1 par value; 5,000,000
   shares authorized, none issued                                 -                 -
  Class A common stock, $.01 par value;
   50,000,000 shares authorized, 14,062,370 (1995)
   and 14,038,038 (1994) shares issued and
   outstanding                                              140,624           140,380
  Class B convertible common stock, $.01 par
   value; 7,500,000 shares authorized, 1,465,530
   (1995) and 7,090,530 (1994) shares issued
   and outstanding                                           14,655            70,905
  Additional paid in capital                             18,304,567        18,219,606
  Deficit accumulated                                  (14, 631,619)      (12,984,443)
                                                      -------------      ------------
  Total stockholders' equity                              3,828,227         5,446,448
                                                      -------------      ------------
                                                      $   7,955,662      $  8,781,907
                                                      =============      ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three months ended          Nine months ended
                                            September 30,               September 30,
                                      --------------------------  --------------------------
                                          1995          1994          1995          1994
                                      -----------   ------------  -----------   ------------
Sales                                 $ 1,693,444   $   985,466   $ 4,260,418   $ 2,725,016

Cost of Goods Sold                      1,786,749     1,312,677     4,700,344     3,731,270
                                      -----------   -----------   -----------   -----------
Gross Margin                              (93,305)     (327,211)     (439,926)   (1,006,254)

Selling and Administrative Costs          327,869       285,051     1,000,438     1,258,403
                                      -----------   -----------   -----------   -----------
Operating Income (Loss)                  (421,174)     (612,262)   (1,440,364)   (2,264,657)

Other Income (Expense)
 Other Income                                   8        (9,384)          792        (7,668)
 Interest Expense                         (74,070)      (44,492)     (207,604)     (138,887)
                                      -----------   -----------   -----------   -----------
Loss before extraordinary item           (495,236)     (666,138)   (1,647,176)   (2,411,212)

Extraordinary Gain                                                                  879,373
                                      -----------   -----------   -----------   -----------

Net Loss                              $  (495,236)  $  (666,138)  $(1,647,176)  $(1,531,839)
                                      ===========   ===========   ===========   ===========

Loss per share of common stock
 before extraordinary gain                  ($.03)        ($.04)        ($.11)        ($.18)
                                      ===========   ===========   ===========   ===========

Net loss per share of common
 stock                                      ($.03)        ($.04)        ($.11)        ($.11)
                                      ===========   ===========    ===========   ===========

Weighted average number of
 common shares outstanding             15,511,477    15,476,196     15,506,233    13,724,127
                                      ===========   ===========    ===========   ===========





The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Nine months     Nine months
                                                     ended           ended
                                                 September 30,   September 30,
                                                      1995            1994
                                                 --------------  --------------
Cash flows from operating activities:
 Net loss                                          $(1,647,176)    $(1,531,839)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation                                          771,181         698,190
 Amortization of other assets                           17,281          14,842
 Loss (Gain) on disposition of assets                     (734)          8,954
 Increase in other assets                              (36,151)        (45,160)
 Extraordinary gain                                          -        (879,373)
 Changes in current assets & current liabilities       341,671         965,330
                                                   -----------     -----------
 Net cash used in operating activities                (553,928)       (769,056)

Cash flows from investing activities:
 Additions to buildings and equipment                  (45,598)       (928,581)
 Proceeds of sale of equipment                           5,000           1,000
                                                   -----------     -----------
 Net cash used in investing activities                 (40,518)       (927,581)
                                                   -----------     -----------

Cash flows from financing activities:
 Proceeds from issuance of notes                     1,035,696       1,761,952
 Payments on notes                                    (446,447)       (618,601)
 Proceeds from issuance of common stock, net            28,955         372,341
                                                   -----------     -----------

 Net cash provided by financing activities             618,204       1,515,692
                                                   -----------     -----------

Increase (Decrease) in cash & cash equivalents          23,678        (180,945)
Cash and cash equivalents:
Beginning of period                                      5,977         192,381
                                                   -----------     -----------

End of period                                      $    29,655     $    11,436
                                                   ===========     ===========



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


Note 3:  Future Operations
--------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 1995, the Company had a working capital deficit of $2,011,318 and had incurred net losses of $495,236 and $1,647,176 for the three months and nine months ended September 30, 1995, respectively. On November 1, 1995, certain affiliated and non-affiliated shareholders exercised 1,630,496 Class F Warrants. The proceeds from the exercise of these warrants, which amounted to $994,602, reduced the working capital deficit of the Company. The Company has not yet achieved a successful level of operations since inception in 1988, nor is there any assurance that the Company will be able to achieve future revenue levels sufficient to support existing operations, generate positive cash flow from operations or recover its investment in its property, plant and equipment. Management believes that the Company's currently achieved production and sales levels are sufficient to significantly reduce or eliminate the need for additional capital resources to support existing operations. However, there can be no assurance that such production and sales levels can actually be maintained over any extended period. The Company has limited additional financial resources available to support its ongoing operations and in the past few years has, in large part, been supported by certain major shareholders. There is no commitment for such shareholders to continue such support. The Company also has claims in litigation outstanding against it as described in Note 13, the outcome of which is uncertain. There can be no assurance that the Company's existing operation will maintain adequate levels which will not require additional capital resources as have been required since inception. Further, if the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its product at economically feasible levels.


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

                                       Nine months          Nine months
                                          ended                ended
                                   September 30, 1995   September 30, 1994
                                       (unaudited)          (unaudited)
                                   -------------------  -------------------
Receivables                             $ 15,987            $ 652,449
Inventories                              183,037             (129,700)
Prepaid expenses and other               (60,080)             (70,469)
Accounts payable -
  trade & related parties                196,339              408,280
Accrued liabilities                        6,388               94,411
Deferred revenue                               -             (459,016)
Current liabilities included in
  extraordinary gain                           -              469,375
                                        --------            ---------

                                        $341,671            $ 965,330
                                        ========            =========

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

   Inventories
   -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:


                  September 30, 1995   December 31,
                      (Unaudited)          1994
                  -------------------  ------------

Raw materials           $ 93,821         $ 78,302
Finished goods           433,836          632,392
                        --------         --------
                        $527,657         $710,694
                        ========         ========

     Other Assets
     ------------

Other assets consist primarily of the costs for the preparation of patent applications ($404,467 and $368,317 at September 30, 1995 and December 31, 1994 respectively) which are amortized using the straight-line method over 17 years.


Note 5:  Receivables
--------------------

In April 1993, the Company renewed for one year its agreement with an affiliate whereby the Company agreed to sell certain of its trade receivables which the affiliate deems acceptable. Upon the acceptance of a sale of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During the nine months ended September 30, 1995, the Company sold an aggregate of approximately $4,278,235 in receivables under this agreement. Costs of approximately $37,675 associated with the factoring agreement are included in selling, production, general and administrative expenses for the nine month period.


Note 6:  Notes and advances payable - related parties
-----------------------------------------------------

Bridge Notes in the amount of $225,000 issued in connection with the June 29, 1993 private placement offering were included in notes payable-related party at December 31, 1993. On December 31, 1993, the Company issued a note in the amount of $81,341 to an affiliated company for payment of amounts due for returns on merchandise related to receivables previously sold under the accounts receivable factoring agreement discussed in Note 5. In May 1994, these notes were redeemed by the Company with the issuance of Class A Common Stock and certain Warrants as a part of the Private Placement Offering described in Note
9. In May and June 1994, the Company received additional loans from affiliated parties aggregating $230,000 at June 30, 1994. These notes are payable on demand and accrue interest at the rate of 8% per annum.

In July 1994, the Company obtained a $1,000,000 line of credit financing agreement with Jim G. and Marjorie S. Brooks. The credit line is secured by substantially all of the assets of the Company and accrues interest at a rate of 8.5% per annum. Proceeds from the line of credit were used to redeem the notes payable to related parties previously discussed and provide working capital for Company operations. At December 31, 1994, the outstanding balance on the line of credit was $1,411,903. In February 1995, the line of credit was increased to $2,000,000 of which approximately $1,566,903 was converted to a term note to be amortized at 9 3/4 % over five years beginning April 1, 1995. The balance of $433,097 is a revolving credit line which expires in February 1996, to be available as needed by the Company and as of September 30, 1995, the total amount available had been drawn. As of September 30, 1995, the Brooks have advanced the Company additional amounts totaling $315,777, such amounts being reflected as current liabilities in the accompanying financial statements.

Note 7:  Long-term debt
-----------------------

Long-term debt as of September 30, 1995 and December 31, 1994, consisted of the following:

                                                                   September 30,   December 31,
                                                                   --------------  -------------
                                                                        1995           1994
                                                                   --------------  -------------
Note payable, due in 23-monthly installments
of $10,156 plus interest at prime plus two
percent (10.75% at September 30, 1995) beginning
October 1, 1994 with the remaining balance due
September 1, 1996; secured by certain manufacturing
equipment, inventories and receivables.  (See Note 14)                $  355,438     $  456,998

Note payable, due in monthly installments of accrued
interest from January 1, 1995 through April 1, 1995,
and monthly installments of principal and interest
beginning May 1, 1995 with the remaining balance
due March 1, 1997, interest at eight percent, secured
by unescrowed shares of Class B Common Stock owned by
certain officers of the Company and certain
manufacturing equipment.                                                 233,561        258,823

Note payable, to a related party, due in 60-monthly
installments of principal and interest, beginning
April 1, 1995, interest at 9.75%.                                      1,442,183      1,411,903

Other                                                                     62,569         98,733
                                                                      ----------     ----------

Total                                                                  2,093,751      2,226,457

Less current maturities                                                 (753,477)      (381,860)
Long-term debt, net of                                                ----------     ----------
 current maturities                                                   $1,340,274     $1,844,597
                                                                      ==========     ==========

The fair value of the Company's outstanding debt is approximately equal to its carrying value at September 30, 1995.

The aggregate maturities of long-term debt as of September 30, 1995 are as follows:

        1996                     753,477
        1997                     455,037
        1998                     330,567
        1999                     361,600
        2000                     193,070
                               ---------
                             $ 2,093,751
                             ===========

Note 8:  Interest
-----------------

Interest incurred, capitalized, expensed and cash payments for interest are summarized as follows:

                                   Nine months     Nine months
                                      ended           ended
                                  September 30,   September 30,
                                      1995            1994
                                   (unaudited)     (unaudited)
                                  --------------  --------------

Interest incurred and expensed       $207,604        $133,887
                                     ========        ========

Cash payments for interest           $163,983        $188,890
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

In July 1993, in connection with the issuance of $650,000 in Bridge Notes which matured June 29, 1994, the Company issued 650,000 Class C Warrants which are exercisable ratably into one share of Class A Common Stock at an exercise price of $3.00 per share. The Warrants expire on June 29, 1998.

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

In May 1994, the Company completed a Private Placement Offering at market price to certain affiliated stockholders and bridge note holders with the issuance of 3,468,400 shares of Class A Common Stock, 3,468,400 Class F Warrants, and 3,468,400 Class G Warrants. Net offering proceeds of approximately $2,065,000 consisted of $2,020,000 conversion of debt and accrued interest and $45,000 in cash. The Class F and Class G Warrants expire five years from the date of issuance and are exercisable at a price of $.61 and $.92 per share, respectively, for each share of Class A Common Stock purchased. On November 1, 1995, certain affiliated and non-affiliated stockholders exercised 1,630,496 Class F Warrants. The proceeds from the exercise of these warrants amounted to $994,602 and were used to reduce the current liabilities of the Company.

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

At September 30, 1995, the Company had Class A Common Stock reserved for issuance as follows:

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

A summary of the activity in the Company's Stock Option Plans during the nine month ended September 30, 1995 is as follows:

                                Shares      Per Share
                               ---------  -------------
        Outstanding
         December 31, 1994     1,568,000   $.63 - $3.00
        Granted                  481,000   $        .38
        Forfeited                      -              -
        Exercised                 24,332   $       1.19
                               ---------
        Outstanding
         September 30, 1995    2,024,668   $.38 - $3.00
                               =========
        Exercisable
         September 30, 1995    1,037,668   $.66 - $3.00
                               =========

Note 11:  Significant customer
------------------------------

During the nine months ended September 30, 1995, the Company had $1,605,229 in sales to a single customer which represented 38% of total sales. Sales to that customer during the comparable period of 1994 were $1,941,008 or 71% of total sales. Additionally, in the first nine months of 1995, there were sales to another customer of $447,452 representing 11% of total sales. There were no sales to that customer in 1994. Sales to a third customer in the nine months ended September 30, 1995 were $439,733 or 11% of total sales. There were no sales to that customer in the first nine months of 1994.


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


Note 13: Commitments and contingencies
--------------------------------------

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

We have reviewed the accompanying balance sheet of Advanced Environmental Technologies, Inc. (a Delaware Corporation), as of September 30, 1995, and the related statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



                                 Arthur Andersen LLP


San Antonio, Texas
November 8, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


General
-------

The Company reported that sales for the quarter ended September 30, 1995 increased to $1,693,444. The Company's Composites Unit increased sales to $1,612,106 and generated quarterly divisional operating profit of $107,567. However, the loss of a significant Plastics customer caused Plastics sales to decrease to $81,338 and combined with implementation of a re-engineering and refocus, the Plastics Unit recorded an operating loss of $407,237, which along with corporate expenses of $198,566 resulted in a net loss for the quarter of $495,236. The Company continues to focus on improving its Composites efficiency and further increasing sales. To accommodate increased Composite sales will require increased amounts of recycled plastics and the Company's Plastic Unit will now be shifting towards internal supply requirements. The Company is, therefore, preparing to streamline overhead associated with outside Plastics sales and is currently evaluating redeploying assets for improved utilization and increased composite production.

The Company exited the development stage during the second quarter and its efforts are directed towards improving efficiency, streamlining overhead, increasing production capacity and expanding its customer base to obtain positive cash-flows and profitability.

In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser, Inc. ("Weyerhaeuser") for sales of its Lifecycle(TM) line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser will market the product under the Company's trade-name, ChoiceDek(TM), initially in a limited number of its 80 distribution and reload centers throughout the United States and Canada. The Company continues to add customers, and its sales efforts are now primarily focused towards the following three market areas which are supplied by the Company's composites manufacturing facility in Junction, Texas (the "Junction Facility"): (1) components for the national door and window market, (2) the heavy industrial flooring market as floor blocks for industrial applications, and (3) as decking components for commercial and residential applications through Weyerhaeuser. The Company will continue to primarily utilize production capacity of its plastics reclamation facility in Rogers, Arkansas (the "Rogers Facility") as a source of raw materials supply for the Junction Facility. Although the Company will continue to utilize excess capacity from the Rogers Facility to effect sales of recycled plastics to third parties, it is the Company's overall objective to increase the production capacity of the composites manufacturing operation to a level that will require substantially all of the Rogers Facility's production to be dedicated thereto. In addition, should market conditions or product demand warrant, the Rogers Facility could increase production by extending such facility's operating hours or by adding additional equipment. By focusing on internal requirements with its Plastics Unit, the Company believes it can further reduce overhead and costs associated with outside plastics sales. Management is also working to further improve operating efficiencies at the Plastics Unit. The Company currently maintains a concentrated customer base with approximately 61% of its sales directed to three customers. (See Note 11 to Financial Statements.) The Company lost a large Plastics customer during the third quarter, which accounted for 47% of outside sales from that unit during the first six months of 1995. The loss of sales from this customer helped contribute to the poor performance of that unit which significantly lessened the overall financial improvement by the Composites Unit.

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

Results of Operations
---------------------

Quarter ended September 30, 1995 compared to quarter ended September 30, 1994
-----------------------------------------------------------------------------

Net sales increased to $1,693,444 for the quarter ended September 30, 1995 which represented an increase of $707,978, or 72% over the third quarter of 1994. Sales from the Composites manufacturing unit were $1,612,106 in the third quarter of 1995 compared to $877,869 in the third quarter of 1994. Although the Company was able to increase production volume at the Junction facility, such increased volume was still below the efficiency level and throughput that management is working to attain and sustain. Demand for sales of the Company's door and window products increased from $841,966 to $1,062,473, decking from $107,883 to $375,058, industrial flooring from $48,116 to $174,575 between the second and third quarters of 1995. Sales of recycled plastics were $81,338 in the third quarter of 1995 compared to $108,546 in the third quarter of 1994. Sales of recycled plastics decreased 80% from $397,699 to $81,338 during the second and third quarters of 1995, primarily due to the loss of a significant customer.

Of total third quarter net composites sales, 66% were to the door and window segment, 11% were to the industrial flooring segment, and 23% were to the decking segment. This compares to 87%, 5%, and 8%, respectively, during the second quarter. Since shipments under the Company's exclusive marketing agreement with Weyerhaeuser did not begin until the summer of 1995, the Company expects the contribution from such sales to continue to increase in future periods. The Company is currently experiencing an order back-log primarily due to the Weyerhaeuser agreement and is working to increase efficiency and production to accommodate higher sales.

Increased volume from the composite manufacturing unit was the result of increased production achieved through reduced scrap rates and increased efficiencies in the Company's milling and painting departments, as well as sales to new customers. Management believes that by broadening its composites sales base, it can reduce the overall adverse effects of sales decreases and housing market fluctuations. However, the Company's ability to successfully increase its customer base and sales is dependent upon the Company's ability to continue to increase production capacity and efficiencies. Although Composites gross margin improved and generated a profit of $107,567 during the third quarter, the Company must further improve operating efficiencies and increase outputs in the Composites Unit, while also reducing overhead and expenses associated with the Plastics Unit in order to attain overall Company profitability. By refocusing the Plastics Unit toward internal supply requirements, the Company believes it can reduce costs and overhead associated with the operation of extrusion and melt filtration equipment required for outside Plastics sales.

Cost of goods sold was $1,786,749 for the third quarter of 1995 compared to $1,312,677 for the comparable quarter in 1994. The increase in cost of goods sold was primarily attributable to increased production volumes at the Composites Unit. The Rogers Plastics Unit continued to experience poor operating efficiencies, however, the Company recently completed various upgrades to equipment necessary to increase and sustain an acceptable throughput level at the Rogers Facility with a refocus towards internal supply, and is now preparing to phase out of outside Plastics sales and further reduce overhead.

Selling, General and Administrative expenses during the second quarter of 1995 were $327,869 compared to $285,051 during the third quarter of 1994. The increase in Selling, General and Administrative expenses was primarily attributable to increased overhead expenses.

The net loss for the quarter ended September 30, 1995 was $495,236, or a net loss per weighted average common share outstanding of $.03. The loss compares to a loss of $666,138 or a net loss per weighted average common share outstanding of $.04 for the three months ended September 30, 1994.

Management believes that for the Company to ultimately obtain profitability, it must improve operating efficiencies and increase overall capacity at both the Junction and Roger's Facilities. Management is currently pursuing efforts to increase throughput capacity at both facilities through better utilization of existing equipment and continuing its effort to reduce scrap rates and increase throughputs at the Junction Facility. When these efficiencies are attained, the Company will commence an expansion program aimed at increasing sales and intends to add a third extrusion line at its Composites Unit.


Nine Months ended September 30, 1995 compared to nine months ended September 30,
--------------------------------------------------------------------------------
1994.
-----

Net sales increased to $4,260,418 for the nine months ended September 30, 1995 which represented an increase of $1,535,402 or 56% over the nine months ended September 30, 1994. Sales from the composites manufacturing unit were $3,289,660 in the first nine months of 1995 compared to $2,392,331 for the first nine months of 1994.

Sales of recycled plastics were $970,758 in the first nine months of 1995 compared to $332,685 in the first nine months of 1994. The increase in recycled plastics was primarily attributable to increased sales prices and increased short-term demand for recycled plastics due to higher prices of virgin resins although sales dropped significantly during the third quarter of 1995 to $81,338.

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

Cost of goods sold was $4,700,344 for the first nine months of 1995 compared to $3,731,270 for the comparable period in 1994. The overall cost of goods sold to sales ratio, although still negative, showed improvement over the comparable period in 1994 and the Composites division recently turned positive during the third quarter. The numbers have been adjusted for comparable past periods to reflect the Company's exit from the development stage. The increase in cost of goods sold was primarily attributable increased raw material and labor costs at the Rogers Facility. The increased labor costs were due to certain poor operating efficiencies which resulted in reduced throughput rates.

Selling, General and Administrative expenses during the first nine months of 1995 were $1,000,438 compared to $1,258,403 for the comparable period of 1994. The decrease in Selling, General and Administrative expenses is primarily attributable to decreased legal expenses.

The net loss for the first nine months ended September 30, 1995 was $1,647,176 or a net loss per weighted average common share outstanding of $.11. This compares to a loss of $1,531,839 or a net loss per weighted average common share outstanding of $.11 for the nine months ended September 30, 1994 which included an extraordinary gain in the amount of $879,373.

Liquidity and Capital Resources
-------------------------------

At September 30, 1995, the Company had a working capital deficit of $2,011,318 compared to working capital deficit of $599,753 at December 31, 1994. The increased deficit is primarily attributable to costs of operations as revenues during the first nine months of 1995 were not sufficient to support such costs. Cash and cash equivalents increased $23,678 in the nine months ended September 30, 1995. Significant components of that increase were: (i) cash used in operating activities of $553,928, which consisted of the net loss for the period of $1,647,176 reduced by depreciation and amortization of $788,462, plus other uses of cash of $304,786; (ii) cash used in investing activities of $40,598, and
(iii) cash provided by financing activities of $618,204. Payments on notes during the period were $446,447 and proceeds from the issuances of notes amounted to $1,035,696. $903,874 of such proceeds were provided by the Company's major stockholders, Jim and Marjorie Brooks (the "Major Stockholders") under the line of credit described below (see also Note 6 to Accompanying
Financial Statements).   At September 30, 1995, the Company had notes payable in
the amount of $2,160,263, of which $819,989 were current notes payable or current portion of long-term debt. On November 1, 1995, the Major Stockholders and certain non-affiliated shareholders exercised 1,630,496 Class F Warrants. The proceeds from the exercise of these warrants, which amounted to $994,602, reduced the working capital deficit of the Company and were used to reduce current liabilities.

The Company maintains an accounts receivable factoring agreement for up to $650,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. At September 30, 1995, approximately $65,000 was available to factor additional receivables. The Company also secured a line of credit from the Major Stockholders during 1994 which provided approximately $981,000 of additional cash for general corporate purposes through January 1995. In February 1995, this obligation was restructured, converting the amount previously advanced as of that date ($1,566,903) into long-term note payable and providing an additional $433,097 revolving line of credit to be available as needed. As of September 30, 1995, the total amount had been drawn against the line and additional advances of approximately $315,777 had been made by the Major Stockholders through such date.

The Company currently does not have additional commitments for financing beyond the sources described immediately above and revenues have not historically been sufficient to support operational needs. However, the Company believes that if it can improve the production rates and efficiencies it is experiencing as of the date of this filing in conjunction with refocusing its Plastics division and streamlining overhead, it will be able to achieve a level of operations in the fourth quarter and thereafter which will significantly reduce or eliminate the need for additional sources of capital to support its operations. As such, the Company believes it will be able to continue operating as a going concern for at least the following twelve months. Continued improvements in production efficiency and capacity as previously discussed will be required for the Company to increase sales levels to those necessary to attain profitable results of operations and provide funds to repay the Company's outstanding obligations.

While it is not anticipated that significant additional capital expenditures will be required to support existing plant capacity, management is currently evaluating plans to better position the Company to address potential increasing sales opportunities on a timely basis. This could require significant additional composite production capacity beyond that of the existing Junction facility and require additional funds for capital expenditures. The Company has limited sources of equity financing to fund such capital expenditures, if necessary. One such source of financing could consist of certain of the Company's outstanding warrants. The Company has currently outstanding, approximately 4.2 million Class B Warrants with an exercise price of $3.00. The expiration date of the Class B Warrants has been extended to September 1, 1996. The Company also has outstanding 1,167,584 Private Placement Warrants held by non-affiliated entities, which, if exercised by holders, could generate equity capital for the Company (See Note 9 to the Financial Statements). The receipt of additional funds by the Company upon exercise of any such warrants, however, is subject to a number of contingencies, including, but not limited to, (i) compliance with applicable federal and state securities laws, (ii) the desire and ability of the holders to exercise their warrants, and (iii) the market price of the Company's stock.

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


      ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



      /s/ Joe G. Brooks
      --------------------------------------------------
      Joe G. Brooks, President



DATE:  November 14, 1995