Form 10-K405
period 1995-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1996-04-01
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                      For the Year Ended December 31, 1995

                         Commission File Number 1-10367


              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

              DELAWARE                             71-0675758
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)


           901 W. ROBINSON
           P.O. BOX 1237                              72765
           SPRINGDALE, ARKANSAS                     (Zip Code)
  (Address of Principal Executive Office)

Registrant's telephone number, including Area Code:  (501)750-1299

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

Aggregate market value of voting stock held by non-affiliates of the registrant at March 5, 1996: $10,149,194

Number of shares of the common stock outstanding at March 5, 1996:
                                              Class A - 16,192,866
                                              Class B -  1,465,530

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Advanced Environmental Recycling Technologies, Inc., ("AERT" or the "Company") is comprised of two separate, yet interrelated manufacturing facilities; the Composites Manufacturing Unit located in Junction, Texas, which manufactures and markets moisture resistant composite building materials made from waste plastics and by-product wood fibers, and the Plastics Reclamation Unit located in Rogers, Arkansas, which processes waste plastics, forming various materials that are used in the composite manufacturing process. The Company markets its moisture-resistant and dimensionally stable composite building materials under the trade names Moistureshield(TM), Lifecycle(TM), and CHOICEDEK(TM). The Company markets its products into three areas; 1) the door and window component market, 2) the heavy industrial flooring market, and 3) the high-end residential and commercial decking market. AERT was founded in December of 1988 and since inception, has completed research and development resulting in the receipt of twelve U.S. Patents on its technologies and systems. (See Item 3. "Legal Proceedings".)

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

THE COMPOSITES UNIT

The Company's Composites Manufacturing Unit located in Junction, Texas markets its moisture-resistant composite building materials under the trade names MOISTURESHIELD(TM), LIFECYCLE(TM), and CHOICEDEK(TM). The composite materials are hard, dense, short-grained substances with a dark, speckled surface appearance. Because of their plastic content, the composites can be engineered for moisture resistance, do not require preservative or chemical treatments like traditional wood, can be designed and extruded to customer specifications to minimize waste, and are less subject to rotting, cracking, warping, insect infestation and water absorption than conventional wood materials. Because of the wood fiber content, composites are less subject to thermal contraction or expansion and display greater dimensional stability than conventional plastic materials for such applications. The composites are denser than the straight-grained, clear grades of wood from western United States forests traditionally used in the building applications for which AERT's products compete.

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

The Composite Manufacturing Unit is comprised of a cedar fiber raw material processing department, a composite extrusion department, a millwork and fabrication department, and a priming and paint department. The raw materials processing department consists of cedar fiber cleaning, drying, grinding and storage equipment; the extrusion department consists of two extrusion and downstream production lines; the millwork department consists of two molding and end-work lines; and the painting department consists of inspection, preparation and a painting and drying line.

Due to increased composite sales demands, the Company is expanding its composite manufacturing facility by adding a third extrusion line, and is also evaluating establishing additional composite manufacturing capability. In the first quarter of 1996, the Company discontinued plastics sales to third parties and intends to utilize all plastics produced by its plastics division internally for composite production.

In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser, Inc. ("Weyerhaeuser") for sales of its Lifecycle/TM/ line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser will market the product under the Company's trade-name, ChoiceDek/TM/, initially in a limited number of its 80 distribution and reload centers throughout the United States and Canada.

THE PLASTICS RECLAMATION UNIT

The Plastics Reclamation Unit located in Rogers, Arkansas was established to develop plastic recycling technology primarily to serve as a dependable, cost-effective source of plastic raw material for the Composites Manufacturing Unit. The Company began activities at its Plastics Reclamation Unit in 1990. Since that time, the Company has further developed it patented and proprietary waste plastics reclamation technologies which allow it to recover waste plastics from the by-product of paper recycling mills, as well as certain waste plastic from post-consumer or industrial plastic films. See " - Supply and Pricing of Raw Materials". Secondary fiber recovery mills recycle paper and polyethylene-coated paperboard to recover the paper fiber through a process known as hydropulping. The by-product of the hydropulping process is a water-saturated mixture of polyethylene and unrecovered paper fiber, which most such mills currently dispose of without further processing. Using certain plastics recycling technologies, which such paper recycling companies do not generally have available, the Company has been able to economically recover polyethylene suitable for use in its composite manufacturing process.

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

Through 1995, the Company's plastics reclamation facility was involved in sales of recycled plastics to third-party film manufacturers. The materials desired by these customers required substantial processing beyond that necessary to produce raw-materials for the composites facility and were never efficiently produced. This, coupled with increased sales of the Company's composite products and accordingly, the composites division's increased raw-material requirements has prompted the Company, in the first quarter of 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to the Junction operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third-parties, for other equipment which will be utilized to produce raw-materials and for additional equipment necessary to complete the installation of a third production line at the Company's composite facility.

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

The Company has negotiated an informal supply agreement with one national company which operates a fiber recovery mill. The Company takes the plastic by-products generated by this mill for minimal freight thereby reducing the supplier disposal costs. The Company has identified numerous sources of this material. The Company's goal is to reprocess this LDPE plastic for around .20c per pound, which compares with a current virgin price of LDPE coating material of approximately .35c per pound.

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

MOISTURESHIELD composites have been previously marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Reductions in construction activity could have an adverse effect on the demand for AERT composites; however, the Company believes that its market diversification program will reduce the effects that fluctuations in construction activity would have on the Company. The Company also focuses heavily on products for the home improvement market, which often tends to increase in activity when housing starts decline, and the Company further expanded its marketing focus with its LIFECYCLE products to accommodate a wider range of applications in order to avoid being totally dependent on one industry.

In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser for sales of its Lifecycle/TM/ line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser will market the product under the Company's trade-name, CHOICEDEK/TM/, initially in a limited number of its 80 distribution and reload centers throughout the United States and Canada.

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

COMPETITION

In seeking to introduce MOISTURESHIELD composites as alternative building materials to high grade western pine and other woods, aluminum, high-performance plastics and other construction materials, the Company competes with major forestry product companies, aluminum fabricating companies, and major plastic and petrochemical companies. The conventional material manufacturers with which the Company must compete have, in many cases, long-established ties to the building and construction industry and have proven, well-accepted products.

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

PATENTED AND PROPRIETARY TECHNOLOGY

The Company's composite manufacturing process and its development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets which are considered proprietary by the Company, as well as certain methods, processes and equipment designs for which the Company has sought additional patent protection. The Company has taken measures which are designed to safeguard its trade secrets by, among other things, entering into confidentiality and nondisclosure agreements. Should the Company's trade secrets be disclosed notwithstanding these efforts, the business and prospects of the Company could be materially and adversely affected. The Company has filed seventeen patent applications and have received issuance from the United States Patent and Trademark Office for twelve patents, five of which relate to the Company's composite materials manufacturing operations and seven of which relate to its waste plastics reclamation technologies. The patent applications recently allowed relate to the Company's extrusion process, extrusion apparatus, and its continuous downstreaming cooling and forming conveyor system, and its plastic reclamation process and equipment. In February 1994, in litigation with Mobil Oil Corporation, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. See Item 3. "Legal Proceedings". The Company's additional pending applications relate to additional manufacturing apparatus, the composite product composition and technology involving its film reclamation processes. There can be no assurance such additional patents will be allowed. The Company has granted Dow Chemical a nonexclusive worldwide license with respect to its waste plastics reclamation technology and will accordingly seek appropriate international patent protection on such technology as well. The Company intends to take other steps reasonably necessary in the future to protect its existing technology and any technology which may be subsequently developed. The Company may license its technologies to industrial users in the future if licensing terms can be agreed upon and if the Company believes it can preserve adequate demand for its own products.

EMPLOYEES

At December 31, 1995, the Company employed 125 full-time personnel, 12 of whom are executive or office personnel and 113 of whom are full-time factory personnel. The Company, from time-to-time, employs additional persons on a part-time basis in its manufacturing operations. The Company anticipates that as its business expands it will employ additional management personnel and factory personnel.

ITEM 2.  PROPERTY

The Company conducts its composite products manufacturing operations from a 33,000 square foot facility on a seven-acre site in Junction, Texas. The grounds and a 10,500 square foot building are leased from Marjorie S. Brooks, a major shareholder, under an agreement which expires April 30, 2001. The Company owns the building and other improvements located on the site and currently pays a monthly rent of $1,519 for the lease. The Company believes that the Junction facility is currently suitable for its composite materials manufacturing requirements, however, the Company is evaluating ways to establish additional composites capacity.

The Company's plastic reclamation facility is located in Rogers, Arkansas, where the Company leases 17,000 square feet for its manufacturing and warehouse facility and adjacent office space. This facility is being occupied under the provisions of a production lease which expires January 1, 1997 and contains five automatic renewal options of one year each. The lease agreement does not require any minimum lease payments, but requires payments based on plant production at a rate of $.02 per pound. This rental arrangement will remain in effect for any such renewal periods as well. The Company paid rent of $105,717 for this facility during the year ended December 31, 1995.

The Company's corporate offices are located in a leased office-warehouse complex in Springdale, Arkansas. The facility consists of a 20,000 square foot building with an adjoining 10,000 square feet of paved and covered storage and rail spur access. The lease provides for a rental amount of $5,000 per month, a term of four years beginning June 15, 1992, with a renewal option for two additional years. The Company is currently subleasing portions of the space to third parties for $4,450 per month.


ITEM 3.  LEGAL PROCEEDINGS

On June 9, 1992, Mobil Oil Corporation ("Mobil") commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         -----------------------------------------------------------------------
Inc.  In its complaint, Mobil sought entry of a declaratory judgment that:  (a)
- ----
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) The AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention,evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil.Although the March 14, 1995 Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to a vote of security holders during the quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

As of March 6, 1996, the Company's Class A Common Stock and the Company's Redeemable Class B Warrants are traded in the over-the-counter market and are listed on NASDAQ under the symbols AERTA and AERTZ, respectively.

The following table sets forth the ranges of high and low bid prices (as reported by NASDAQ) of the Company's Class A Common Stock and Redeemable Class B Warrants, for the years ended December 31, 1993, 1994 and 1995. The quotations represent prices between dealers and do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                               Class A      Class B
                                             Common Stock  Warrants
                                             High    Low   High  Low
                                             -----  -----  ----  ---
Fiscal 1993
    First Quarter                             1.94   1.25   .44  .25
    Second Quarter                            1.81    .81   .38  .16
    Third Quarter                             1.50   1.00   .19  .16
    Fourth Quarter                            1.50   1.12   .19  .12
 Fiscal 1994
    First Quarter                             2.19    .50   .13  .03
    Second Quarter                             .88    .44   .03  .03
    Third Quarter                              .50    .19   .03  .03
    Fourth Quarter                             .56    .25   .06  .03
 Fiscal 1995
    First Quarter                              .53    .32   .06  .03
    Second Quarter                            2.06    .34   .*   .*
    Third Quarter                             2.00   1.00   .56  .13
    Fourth Quarter                            1.50    .94   .25  .09
* - No established public trading market.

As of March 5, 1996, there were 1,479 record holders of Class A Common Stock and 11 record holders of Class B Common Stock. The number of beneficial owners of the Class A Common Stock at March 5, 1996 is not known; however, based on inquiries to certain brokers, management believes the number of the beneficial owners of Class A Common Stock at March 5, 1996 was in excess of 5,000.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth selected historical data for the Company for the years ended December 31, 1991 through 1995. For the year ended December 31, 1995, the data was obtained from the Company financial statements contained in this document at pages F-1 through F-24. Data for the periods prior to December 31, 1995 was obtained from Item 6 of the Company's Annual Report or Form 10-K for the year ended December 31, 1994.


STATEMENTS OF OPERATIONS DATA:


                        YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                      DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993   DEC. 31, 1992   DEC. 31, 1991
                      --------------  --------------  --------------  --------------  --------------
Sales                  $  5,581,172     $ 3,675,018     $ 2,043,476     $   559,886     $   127,213
                       ------------     -----------     -----------     -----------     -----------
Net Loss before
extraordinary
gain
                        (2,756 263 )     (2,970,135)              -               -               -
Extraordinary
gain
                                  -         879,373               -               -               -
                       ------------                     -----------     -----------     -----------
Net Loss                 (2,756,263)     (2,090,762)     (3,692,773)     (3,241,158)     (1,655,290)
                       ============     ===========     ===========     ===========     ===========
Net Loss before
extraordinary gain
per common share               (.17)           (.21)              -               -               -

Extraordinary gain
per common share                  -             .06               -               -               -
                                        -----------

Net Loss Per
common
share/(1)/                     (.17)           (.15)           (.34)           (.34)           (.26)
                       ============     ===========     ===========     ===========     ===========
Weighted Average
Number of Shares
Outstanding/(1)/         15,779,721      14,166,869      10,853,938       9,579,858       6,346,877

BALANCE SHEET DATA:


                        Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992  Dec. 31, 1991
                        --------------  --------------  --------------  -------------  --------------
WORKING CAPITAL
 (DEFICIT)                $(1,556,805)     $ (599,753)     $ (701,142)     $  812,199     $ (875,295)

TOTAL ASSETS                7,357,742       8,781,907       9,146,981       9,925,393      5,148,531
LONG-TERM DEBT              1,266,642       1,844,597         892,294         598,129        746,134
TOTAL LIABILITIES           3,643,999       3,335,459       3,010,529       1,698,484      1,833,195
STOCK SUBSCRIPTION                                          1,000,000
STOCKHOLDERS' EQUITY      $ 3,713,743      $5,446,448      $5,136,452      $8,226,909     $3,315,336

- -------------

(1) The net loss per share of common stock is based on the combined weighted average of shares of Class A and Class B Common Stock outstanding during the period. For purposes of such calculation, the 5,625,000 shares of Class B Common Stock which were placed in escrow in connection with the public offering in November 1989 (common stock equivalents) were not considered as outstanding after the date of the public offering since they were contingently cancelable if certain conditions did not occur. On March 31, 1995, all shares of Class B common stock held in escrow were cancelled.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Year Ended December 31, 1995 Compared To Year Ended December 31, 1994
- ---------------------------------------------------------------------

Net sales increased to $5,581,172 for the year ended December 31, 1995 which represented an increase of $1,906,154 or 52% over the year ended December 31, 1994. Sales from the composites manufacturing unit were $4,532,748 in 1995 compared to $3,049,013 for 1994 a 48% increase. 1995 composites sales consisted of door and window component sales of $3,770,569, decking material sales of $762,179 and industrial flooring sales of $395,252.

Increased volume from the composite manufacturing unit was the result of increased production achieved through reduced scrap rates and increased efficiencies in the Company's milling and painting departments, as well as sales to new customers. Additionally, in the middle of the second quarter, the Company added another production shift at the Junction Facility. The price decrease in the Company's composite products was attributable to a significant decrease in the price of competing wood products. Additionally, composites sales were affected by a drop-off in U.S. residential construction starts in February and March 1995, which resulted in slower door and window sales in the first and second quarter.

Sales of recycled plastics were $1,048,424 in 1995 compared to $626,005 in 1994. The increase in recycled plastics was primarily attributable to increased sales prices and increased short-term demand for recycled plastics due to higher prices of virgin resins during the first half of 1995. Sales dropped significantly beginning in the third quarter of 1995 due to the loss of a substantial customer.

Cost of goods sold was $6,183,924 for 1995 compared to $4,921,378 for 1994. The overall cost of goods sold to sales ratio, although still negative, showed improvement over 1994. The increase in cost of goods sold was primarily attributable increased raw material, labor costs, and poor operating efficiencies at the Rogers Facility. Significant categories are as follows:

Expense Category                1995        1994
- ---------------------------  ----------  ----------
Payroll and payroll taxes    $2,169,987  $2,016,990
Depreciation                  1,043,804     865,194
Raw Materials                   858,058     545,509
Other                         2,112,075   1,493,685
                             ----------  ----------
Total                        $6,183,924  $4,921,378
                             ==========  ==========

Selling, General and Administrative expenses during 1995 were $1,356,244 compared to $1,513,234 for 1994. The decrease in Selling, General and Administrative expenses is primarily attributable to decreased legal expenses.

The net loss for 1995 was $2,756,263 or a net loss per weighted average common share outstanding of $.17. This compares to a loss of $2,090,762 or a net loss per weighted average common share outstanding of $.15 for 1994 which included an extraordinary gain in the amount of $879,373. The operating loss before the gain was $2,970,135 or $.21 per share.

Composites sales for the 4th Quarter of 1995 were limited by equipment and manufacturing problems caused by tramp metal getting into both extrusion systems during that quarter. This evaded the Company's cleaning and safety systems and resulted in down-time, maintenance, repair costs, and bad scrap rates. Law enforcement agencies are currently investigating whether these incidents were intentional. The Company has taken additional security measures, including installation of surveillance cameras, which are intended to better protect the Company's facilities, however there can be no assurance that such incidents will not continue to adversely impact the Company's operations.

Through 1995, the Company's plastics reclamation facility was involved in sales of recycled plastics to third-party film manufacturers. The materials desired by these customers required substantial processing beyond that necessary to produce raw-materials for the composites facility and were never efficiently produced. This, coupled with increased sales of the Company's composite products and accordingly, the composites division's increased raw-material requirements has prompted the Company, in the first quarter of 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to the Junction operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third-parties, for other equipment which will be utilized to produce raw-materials and for additional equipment necessary to complete the installation of a third production line at the Company's composite facility.

Although Management believes that operating losses will continue into the 1st Quarter of 1996, substantial reductions of unit production costs at the Rogers facility are expected as a result of discontinuing those processes associated with the reclamation of plastics for outside sales. Further, sales of the Company's composite products are expected to increase as a result of this increased production capacity to be provided by the installation of the third line at the Junction facility, which is scheduled for completion during the 2nd Quarter of 1996. However, management continues to believe that for the Company to ultimately attain profitability, it must, in addition to increasing plant capacity, improve efficiencies and reduce overhead.


Year Ended December 31, 1994 Compared To Year Ended December 31, 1993
- ---------------------------------------------------------------------

Net sales increased 80% from $2,043,476 for the year ended December 31, 1993 to $3,675,018 for the year ended December 31, 1994. This increase is attributable to significant increases in sales of the Company's Composite Product division. Composite product sales of $3,049,013 for 1994 represented a 158% increase over the $1,181,804 in sales for 1993. This increase is attributable to additions to the Company's customer base and increased sales to existing customers. This increase was achieved despite problems associated with raw materials and the interruption in production resulting from a major fire at the Junction, Texas facility during August of 1993. Limited production capabilities in the facility resumed in September 1993, although only one extrusion line produced product through August 1994. The damage to its composites facility also restricted the Company's ability to supply certain composite products to its customers.
Plastic reclamation sales decreased from $861,672 in 1993 to $626,005 in 1994.

Cost of goods sold for the year-ended December 31, 1994 was $4,921,378 compared to $4,021,901 for 1993 which reflects an increase of $899,477. The most significant reason for this increase was increased production and sales of the composite products division. Significant expense categories were as follows:


    Expense Category            1994        1993
- ---------------------------  ----------  ----------
Payroll and payroll taxes    $2,016,991  $1,732,298
Depreciation                    865,195     664,009
Raw Materials                   545,507     416,526
Other                         1,493,685   1,209,063
                             ----------  ----------
Total                        $4,921,378  $4,021,901
                             ==========  ==========

Selling and Administrative Costs decreased slightly from $1,567,899 for the year-ended December 31, 1993 to $1,513,254 for 1994. While payroll-related expenses, depreciation and other expenses decreased significantly, this decrease was offset by substantial legal expenses related to the Mobil lawsuit.

In March 1994, Dow Chemical and the Company reached an agreement whereby Dow Chemical's obligation to purchase material from the Company (10 million pounds of the Company's recycled plastic bag film resins) was terminated. In consideration for this release, Dow forgave the repayment of the $456,158 outstanding advance payment. In addition, Dow Chemical paid the Dow Credit Corporation and forgave the Company's outstanding balance of $359,998 principal plus accrued interest under a loan agreement between Dow Credit and the Company. Further provisions of the agreement include the contribution in the amount of $50,000 of Dow-owned laboratory equipment to the Company and continued technical assistance from Dow Chemical. Accordingly, the Company has recognized an extraordinary gain primarily from the retirement of debt in the amount of $879,373.

The net loss for the year ended December 31, 1994 was $2,090,762, or $.15 per share. This compares with a loss of $3,692,773, or $.34 per share, for the year ended December 31, 1993.


Liquidity and Capital Resources
- -------------------------------

At December 31, 1995, the Company had a working capital deficit of $1,566,805 compared to a working capital deficit of $599,753 at December 31, 1994. The increased deficit is primarily attributable to the Company's 1995 operating loss and an increase in current maturities of long-term debt. Cash and cash equivalents increased $9,373 in 1995. Significant components of that increase were: (i) cash used in operating activities of $487,516, which consisted of the net loss for the period of $2,756,263 reduced by depreciation and amortization of $1,107,537, loss on disposition of equipment of $527,804, and other uses of cash of $633,406; (ii) cash used in investing activities of $243,603, and (iii) cash provided by financing activities of $740,492. Payments on notes during the period were $1,351,276 and proceeds from the issuances of notes amounted to $1,068,210. $903,874 of such proceeds were provided by the Company's major stockholders, Jim and Marjorie Brooks (the "Major Stockholders") under the line
of credit described below (see also Note 6 to Financial Statements).   At
December 31, 1995, the Company had notes payable in the amount of $2,036,822, of which $770,180 were current notes payable or current portion of long-term debt. On November 1, 1995, the Major Stockholders and certain non-affiliated shareholders exercised 1,630,496 Class F Warrants. The proceeds from the exercise of these warrants, which amounted to $994,603, reduced the working capital deficit of the Company and were used to reduce current liabilities. In January 1996, the major stockholder exercised 500,000 Class F Warrants which provided an additional $305,000.

The Company maintains an accounts receivable factoring agreement for up to $650,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. At December 31, 1995, approximately $65,000 was available to factor additional receivables. The Company also secured a line of credit from the Major Stockholders during 1994 which provided approximately $981,000 of additional cash for general corporate purposes through January 1995. In February 1995, this obligation was restructured, converting the amount previously advanced as of that date ($1,566,903) into long-term note payable and providing an additional $433,097 revolving line of credit to be available as needed. As of December 31, 1995, the total amount of the line was available.

The Company currently does not have additional commitments for financing beyond the sources described immediately above and revenues have not historically been sufficient to support operational needs. However, the Company believes that if it can improve the production rates and efficiencies it is experiencing as of the date of this filing in conjunction with refocusing its Plastics Unit and streamlining overhead, it will be able to achieve a level of operations in periods subsequent to the first quarter of 1996 and thereafter which will significantly reduce or eliminate the need for additional sources of capital to support its operations. Management believes that increased sales obtained with a third composites line in conjunction with reduced plastics division costs will allow it to attain profitability. As such, the Company believes it will be able to continue operating as a going concern for at least the following twelve months. Continued improvements in production efficiency and capacity as previously discussed will be required for the Company to increase sales levels to those necessary to attain profitable results of operations and provide funds to repay the Company's outstanding obligations. There can be no assurance that such improvements in production efficiency or capacity will be achieved by the Company.

While it is not anticipated that significant additional capital expenditures will be required to support existing plant capacity, management is currently evaluating plans to better position the Company to address potential increasing sales opportunities on a timely basis. This could require significant additional composite production capacity beyond that of the existing Junction facility and require additional funds for capital expenditures. Therefore, the Company is currently evaluating a potential licensing or joint-venture arrangement for additional composite manufacturing capacity. The Company is also evaluating potential debt financing for additional manufacturing expansion. The Company has limited sources of equity financing to fund such capital expenditures, if necessary. One such source of financing could consist of certain of the Company's outstanding warrants. The Company has currently outstanding, approximately 4.2 million Class B Warrants with an exercise price of $3.00. The expiration date of the Class B Warrants has been extended to September 1, 1996. The Company also has outstanding 1,167,584 Private Placement Warrants held by non-affiliated entities, which, if exercised by holders, could generate equity capital for the Company (See Note 10 to the Financial Statements). The receipt of additional funds by the Company upon exercise of any such warrants, however, is subject to a number of contingencies, including, but not limited to, (i) compliance with applicable federal and state securities laws, (ii) the desire and ability of the holders to exercise their warrants, and (iii) the market price of the Company's stock.

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

If the Company is unable to achieve and maintain a successful level of operations in the near future or unable to secure additional debt or equity financing to provide support to ongoing operations, or were it to be assessed the Mobil legal claims described in Note 17 to the financial statements, it is likely the Company will be unable to continue as a going concern. (See Note 2 to the accompanying financial statements)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

The response to this item is submitted in a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures with accountants during the periods reported upon herein.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The directors and executive officers of the Company are as follows:

    NAME                AGE          POSITION
    ----                ---          --------

  Sal Miwa               38     Chairman of the Board
  Joe G. Brooks          40     President and Director
  David C. Chapman       52     Secretary, Treasurer and Chief Financial Officer
  Robert D. Gorsche      44     Chief Operating Officer
  J. Douglas Brooks      36     Vice President
  Marjorie S. Brooks     60     Director
  Jerry B. Burkett       40     Director
  Steve W. Brooks        39     Director

Chairman of the Board and Chief Executive Officer Jim G. Brooks passed away unexpectedly on January 16, 1996.

On January 30, 1996, Sal Miwa was elected as its Chairman by the Company's Board of Directors to serve the remaining term of the late Jim Brooks. Mr. Miwa has been an outside director of the Company for the past two years. Sal Miwa is President of Optro-Mechanics (USA) Corporation, an import-export firm located in Pearl River, New York. For the past 15 years he has been engaged in various international businesses and serves as a director and an officer of various other family owned businesses located in U.S., Japan, and Europe. He received his Science Master degree in Aerospace Engineering from the Massachusetts Institute of Technology.

Joe G. Brooks has served as President, Chief Executive Officer (until September 28, 1993) and a director since the Company's inception in December 1988. From July 1985 to December 1988, Mr. Brooks also served as President and a director of Juniper Products, Inc. (July 1985 - February 1987) and served as an independent consultant to Juniper Industries, Inc. (February 1987 - December
1988), artificial firelog manufacturing entities in Junction, Texas. See "Certain Transactions." From October 1984 to July 1985, Mr. Brooks served as President of Southern Minerals and Fibers, Inc. ("SMF"), a producer of drilling mud and fluid additives.

David C. Chapman joined the Company on October 18, 1993 as Chief Financial Officer, and on June 17, 1994, was also elected as the Company's Secretary and Treasurer. A Certified Public Accountant since 1973, Mr. Chapman has extensive public accounting experience and has served as controller or chief financial officer in both privately held and publicly owned companies in the transportation and financial industries.

Robert D. Gorsche joined the Company on February 13, 1995. As Chief Operating Officer, he assumes day-to-day control and operating responsibilities over the Company's composite manufacturing facility in Junction, Texas, and the plastics reclamation facility in Rogers, Arkansas. Mr. Gorsche has extensive technical and manufacturing experience, including a Bachelor of Science degree from MIT in Cambridge, Massachusetts. His educational background also includes graduate studies at Northeastern University. Mr. Gorsche was previously employed at Therma-Tru Corporation of Maumee, Ohio, where he served as General Manager of the Indiana manufacturing operations and later as Vice President of Manufacturing.

J. Douglas Brooks has served as Vice President and a director of the Company from inception in December 1988 until June 17, 1994, and continues to serve as Vice President of Recycled Plastics. Mr. Brooks also served as an independent consultant to Juniper Industries, Inc. from April 1987 to December 1988 and as Vice President of SMF from September 1984 to April 1987.

Marjorie S. Brooks served as Secretary and Treasurer and a director since the Company's inception in December 1988. On March 9, 1993, Mrs. Brooks submitted her resignation as a director for personal health reasons. Mrs. Brooks also serves as a director of Juniper Industries, Inc. and Razorback Farms, Inc., has served as Secretary and Treasurer of the Brooks Investment Co., a holding company for the Brooks' family investments, for more than the past thirty years, and has served as President of Haskell Foods, Inc. from 1981 to the present.

Jerry B. Burkett was appointed to the Board of Directors of the Company on May 17, 1993. Mr. Burkett has been a rice and grain farmer since 1979 and has been a principal in other closely held businesses. He is currently the President of the Arkansas County Farm Bureau.

Steven W. Brooks was appointed to the Board of Directors of the Company on January 30, 1996. Mr. Brooks is President of Razorback Farms, Inc., a Springdale, Arkansas based firm that specializes in vegetables for processing. Mr. Brooks also serves on the Boards of Razorback Farms, Inc. and The Ozark Food Processors Association.

Joe G. Brooks, Steven W. Brooks, and J. Douglas Brooks are brothers and are sons of Jim G. and Marjorie S. Brooks. There are no other familial relationships between the current directors and executive officers.

Each of the Company's directors have been elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

The Audit Committee of the Board of Directors consists of Jerry B. Burkett (Chairman), Joe G. Brooks, and Sal Miwa. The Audit Committee recommends engagement of the Company's independent accountants and is primarily responsible for approving the services performed by the Company's independent accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

The Stock Option Committee, consists of Jerry B. Burkett (Chairman), Sal Miwa, and Marjorie S. Brooks. The Stock Option Committee administers the Company's stock option plans on behalf of the Board of Directors and approves stock options granted thereunder.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company during the three years ended December 31, 1995 to each executive officer of the Company whose aggregate cash compensation exceeded $100,000, and to the chief executive officer.


                           SUMMARY COMPENSATION TABLE


                            Annual Compensation                Long-Term Compensation
                      ----------------------------------  ---------------------------------
                                                                 Awards           Payouts
                                                          ----------------------  ---------
                                            Other         Restricted  Securities  Long-Term
Name and                                    Annual        Stock       Underlying  Incentive  All Other
Principal Position    Year  Salary   Bonus  Compensation  Awards      Options     Payouts    Compensation
- --------------------  ----  -------  -----  ------------  ----------  ----------  ---------  ------------
Jim G. Brooks,        1995  $     0     $0        $    0          $0           0         $0            $0
Chief Executive       1994        0      0             0           0     500,000          0             0
Officer (9/28/93)     1993        0      0             0           0      25,000          0             0
and Chairman of
the Board of
Directors

Joe G. Brooks,        1993  $70,919     $0        $1,200          $0    $      0         $0            $0
Chief Executive
Officer (to 9/28/
93) and President





          AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 1995
                    AND OPTION VALUES AT DECEMBER 31, 1995

                                             Number of        Value of Unexercised
                  Number of             Unexercised Options   In-the-Money Options
                   Shares               at December 31, 1995  at December 31, 1995
                  Acquired     Value        Exercisable/          Exercisable/
Name             on Exercise  Realized     Unexercisable         Unexercisable
- ----------------------------------------------------------------------------------
Jim G. Brooks              0        $0       125,000/400,000                 $0/$0


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1995, certain information with regard to the beneficial ownership of the Company's capital stock by each holder of 5% or more of the outstanding stock, by each director of the Company, and by all officers and directors as a group:


                                                    Number of          Percentage        Percentage
        Name and Address           Title of        Shares of            of Class         of Voting
      of Beneficial Owner          Class(1)     Common Stock(2)     Outstanding(2)(9)   Power (2)(9)
- --------------------------------  -----------  ------------------   -----------------  --------------
Jim G. and Marjorie S. Brooks     Class A         11,025,795 (3)             37.4%           41.3%
P.O. Box 1237                     Class B            837,588 (4)             57.2%
Springdale, AR  72764

Joe G. Brooks                     Class A            166,385 (5)              *               4.1%
950 North 2nd Street              Class B            266,896                 18.2%
Rogers, AR  72756

J. Douglas Brooks                 Class A             75,450 (6)              *               2.0%
950 North 2nd Street              Class B            131,051                  8.9%
Rogers, AR  72756

Jerry B. Burkett                  Class A             84,000 (7)              *               *
1908 Oak                          Class B             33,311                  *
Stuttgart, AR  72160

Sal Miwa                          Class A             53,000 (8)              *               *
One Blue Hill Plaza, Suite 815
Pearl River, NY  10965-8667

Steven W. Brooks                  Class A             10,000                  *               1.2%
P.O. Box 291                      Class B             89,311                  6.1%
Springdale, AR 72765

All officers and directors        Class A         11,506,296                 39.0%           49.7%
as a group (six persons)          Class B          1,358,157                 92.7%
* Less than 1%

(1) The Class B Common Stock is substantially identical to the Class A Common Stock, except that each share of Class B Common Stock has five votes per share and each share of Class A Common Stock has one vote per share.

(2) Beneficial ownership of shares determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and includes shares underlying outstanding warrants and options which the named individual has the right to acquire within sixty days of December 31, 1995.

(3) Includes 4,023,715 shares owned directly, 200,000 shares issuable upon exercise of stock options, 3,000 shares issuable upon exercise of Class B Warrants, 325,000 shares issuable upon exercise of Class C Warrants issued in connection with a $225,000 Bridge Note purchased in 1993, 5,036,304 shares issuable upon exercise of Class F and Class G Warrants issued in connection with a private placement of Class A Common Stock in May of 1994 and 2,000,000 shares issuable upon exercise of Class H Warrants.

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

(5) Includes 86,552 shares owned directly, 3,000 shares owned as custodian for Mr. Brook's minor child, 43,500 shares issuable upon exercise of Class B Warrants owned directly and as custodian for Mr. Brook's minor child and 33,333 shares issuable upon exercise of stock options.

(6) Includes 34,997 shares owned directly, 7,620 shares issuable upon exercise of Class B Warrants and 33,333 shares issuable upon exercise of stock options.

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

(9) Calculated based on 29,484,970 shares outstanding as of December 31, 1995, which includes 13,792,104 shares which any person has the right to acquire through the exercise of options and warrants within 60 days of December 31, 1995.

At March 5, 1996, there were 16,192,866 shares of Class A Common Stock and 1,465,530 shares of Class B Common Stock issued and outstanding. At that date, the directors and officers as a group directly owned shares representing approximately 48.7% of the votes entitled to be cast upon matters submitted to a vote of the Company's stockholders, and Jim G. and Marjorie S. Brooks and corporations controlled by them owned shares representing approximately 36.6% of the votes entitled to be cast and may be in a position to control the Company.

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


ITEM 13.  CERTAIN TRANSACTIONS

In June and September, 1993 the Company secured short-term financing from Jim G. and Marjorie Brooks resulting in notes payable totaling $136,000. The notes accrued interest at a rate of 8.0% per annum and were repaid in October, 1993. On October 13, 1993, Jim G. and Marjorie S. Brooks placed a $1,000,000 non-refundable stock subscription prepayment with the Company in relation to the offering previously discussed. See "Liquidity and Capital Resources" in Item 7. The prepayment bears interest at the rate of 8% per annum which is payable on demand.

On June 29, 1993 the Company circulated a private placement offering of up to $1,200,000 in Bridge Notes and Class C Warrants. The Notes are secured by certain equipment of the Company's composite production division, bear interest at the rate of 8% per annum, and mature June 29, 1994. The face amount of each Bridge Note is accompanied with an equal number of Class C Warrants which are exercisable ratably into one share of Class A Common Stock at an exercise price of $3.00 per share. The Warrants expire on June 29, 1998. Jim G. and Marjorie Brooks participated in the Bridge Offering in the amount of $225,000.

In April 1994, the Company renewed an agreement with an affiliate whereby the Company agreed to sell certain of its trade receivables which the affiliate deems acceptable, up to $650,000 at any one time. Upon acceptance of a sale of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 1995, the Company sold an aggregate of approximately $5,852,000 in receivables under this agreement, of which $241,723 remains to be collected. During 1994 and 1993, the Company sold an aggregate of approximately $3,726,000 and $1,018,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $51,000, $32,800 and $9,000 associated with the factoring agreement are included in selling, production, general and administrative expenses at December 31, 1995, 1994 and 1993, respectively.

In July 1994, the Company obtained a $1,000,000 secured line of credit bearing interest at the rate of 8.5% per annum from Jim G. and Marjorie S. Brooks at December 31, 1994 the Brooks had advanced the $1,000,000 plus an additional $411,903. In February 1995, the line of credit was increased to $2,000,000 of which $1,566,903 is a term-note to be amortized at 9.75% over five years beginning April 1, 1995 and the balance of $433,097 is a revolving credit line expiring in February 2000 available as needed by the Company.

                                    PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1,2 and (d). The Financial Statements listed in the accompanying Index to Financial Statements are filed as part of this report and such Index is hereby incorporated by reference. All schedules for which provision is made in the applicable accounting regulation on the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (a) 3 and (c). The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report and such Index is hereby incorporated by reference.

  (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Springdale, State of Arkansas, on the 29th day of March, 1996.


ADVANCED ENVIRONMENTAL RECYCLING
TECHNOLOGIES, INC.


BY: /S/ Joe G. Brooks                    /S/ David C. Chapman
- ------------------------------           -------------------------------
    JOE G. BROOKS,                        DAVID C. CHAPMAN,
    President                             Secretary, Treasurer and Chief
                                            Financial Officer

Date: March 29, 1996                       March 29, 1996
      ------------------------           -------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

  Signature                      Title                         Date
  ---------                      -----                         ----


  /S/ Sal Miwa                   Chairman of the Board         March 29, 1996
  -------------------------
  SAL MIWA


  /S/ Joe G. Brooks              President and Director        March 29, 1996
  -------------------------
  JOE G. BROOKS


  /S/ Jerry B. Burkett           Director                      March 29, 1996
  -------------------------
  JERRY B. BURKETT


  /S/ Steven W. Brooks           Director                      March 29, 1996
  -------------------------
  STEVEN W. BROOKS


  /S/ Marjorie S. Brooks         Director                      March 29, 1996
  -------------------------
  MARJORIE S. BROOKS

                               INDEX TO EXHIBITS


                                                                      Sequential
Exhibit No.    Description of Exhibit                                Page Number
- -----------    ----------------------                              -------------

3.1         Certificate of Incorporation, including Certificate of
             Amendment filed on June 12, 1989(a), and Certificate of
             Amendment filed on August 22, 1989.(b)
3.2         Certificate of Designation of Class B Common Stock.(a)
3.3         Bylaws of Registrant.(a)
4.1         Form of Class A Common Stock Certificate.(c)
4.2         Form of Class B Common Stock Certificate.(a)
4.3         Form of Warrant Agreement with American Stock Transfer
             & Trust Company, including Class A and Class B Common
             Stock Purchase Warrants.(a)
4.7         Form of Redeemable Class B Warrant Certificate.(c)
4.8         Form of Class C Warrant Certificate.(h)
4.9         Form of Class D Warrant Certificate.(h)
4.10        Form of Class E Warrant Certificate.(h)
4.11        Form of Class F Warrant Certificate.(i)
4.12        Form of Class G Warrant Certificate.(i)
10.9        Form of Right of Refusal Agreement among Class B
             Common Stockholders.(a)
10.10       1989 Stock Option plan.(a)
10.11       Form of Escrow Agreement with American Stock Transfer &
             Trust Company.(c)
10.15       Lease Agreement dated June 1, 1990 between the Registrant
             and J's Feed, Inc. for the Registrant's plastics reclamation facility.(e)
10.16       Loan Agreement dated June 13, 1991 with Dow Credit
             Corporation.(f)
10.16       Loan Agreement dated October 22, 1991 with Dow Credit
             Corporation.(f)
10.16       Loan Agreement with City of Rogers, arranged through
             Arkansas Industrial Development Commission.(f)
10.17       Lease Agreement dated June 15, 1992 between the Registrant and
             George's, Inc. for the Registrant's corporate office facility.(g)
10.18       Factoring Agreement dated April 30, 1993 between the Registrant and
             Brooks Investment Company.(h)
10.23       Private Placement Distribution Agreement dated September 23, 1993 between the Registrant and Berkshire International Finance,
             Inc.(h)
10.26       Lease Agreement dated June 16, 1994 between Registrant and Marjorie
             S. Brooks.(i)
10.27       Line of Credit Promissory Note payable to Jim G. Brooks and Marjorie
             S. Brooks.(i)

10.28       Amended and Restated Stock Option Plan.(i)
10.29       Non-Employee Director Stock Option Plan.(i)
10.30       Chairman Stock Option Plan.(i)
10.31       Factoring Agreement dated April 30, 1994 between the Registrant and
             Brooks Investment Company.(i)

__________

* The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.
(a) Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.
(b)  Contained in Exhibits to Amendment No. 1 to Registration Statement on Form
     S-1, No. 33-29595, filed    August 24,1989.
(c)  Contained in Exhibits to Amendment No. 2 to Registration Statement on Form
     S-1, No. 33-29595, filed    November 8, 1989.
(d)  Filed with Form 10-K for December 31, 1989.
(e)  Filed with Form 10-K for December 31, 1990.
(f)  Contained in Exhibits to Post Effective Amendment No. 1 to Registration
     Statement on Form S-1, No. 33-    29593, filed December 24, 1991.
(g)  Filed with Form 10-K for December 31, 1992.
(h)  Filed with Form 10-K for December 31, 1992.
(i)  Filed herewith with Form 10-K for December 31, 1994.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1995

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                              SPRINGDALE, ARKANSAS

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS



                                                           Page
                                                        -----------

Financial statements:
 Report of Arthur Andersen LLP, Independent Auditors    F-2  - F-3
 Balance sheets                                         F-4  - F-5
 Statements of operations                               F-6
 Statements of stockholders' equity                     F-7  - F-8
 Statements of cash flows                               F-9
 Notes to financial statements                          F-10 - F-24

                                   30 (F-1)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

  We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has not generated significant operating revenues, has incurred net losses since inception, has a working capital deficit at December 31, 1995, and is subject to certain claims in litigation as discussed in Note 17. Further, unaudited information subsequent to December 31, 1995, indicates that losses are continuing. These factors, among others, as discussed in Note 2, raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to those matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



                              ARTHUR ANDERSEN LLP


  San Antonio, Texas
  March 8, 1996

                                   31 (F-2)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS


                                                 ASSETS
                                       --------------------------
                                       December 31,  December 31,
                                           1995          1994
                                       ------------  ------------
Current assets:
 Cash and cash equivalents               $   15,350    $    5,977
 Receivables                                 48,463        60,920
 Inventories                                648,211       710,694
 Prepaid expenses and other                 108,528       113,518
                                         ----------    ----------
  Total current assets                      820,552       891,109
                                         ----------    ----------
Buildings and equipment,
  at cost, including construction
  in progress of $22,946 (1995) and
  $201,608 (1994):
 Buildings                                  675,420       675,009
 Machinery and equipment                  7,985,870     8,405,688
 Transportation equipment                   112,411       112,411
 Office equipment                           170,659       166,278
 Leasehold improvements                     315,331       347,155
                                         ----------    ----------
                                          9,259,691     9,706,541
 Less accumulated depreciation
  and amortization                        3,050,979     2,129,348
                                         ----------    ----------
  Net buildings and equipment             6,208,712     7,577,193
                                         ----------    ----------
Other assets, at cost less
 accumulated amortization of
 $83,058 (1995) and $59,801 (1994)          328,478       313,605
                                         ----------    ----------
                                         $7,357,742    $8,781,907
                                         ==========    ==========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                                   32 (F-3)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                       December 31,   December 31,
                                                           1995           1994
                                                       -------------  -------------
Current liabilities:
 Current maturities of long-term debt                  $    755,576   $    381,860
 Accounts payable - trade                                 1,078,243        813,265
 Accounts payable - related parties                         362,155         58,415
 Accrued liabilities                                        166,779        143,891
 Notes payable                                               14,604         93,431
                                                       ------------   ------------
  Total current liabilities                               2,377,357      1,490,862
                                                       ------------   ------------
Long-term debt, less current maturities
 Related parties                                          1,102,554      1,241,249
 Other                                                      164,088        603,348
                                                       ------------   ------------
Total long-term debt                                      1,266,642      1,844,597
                                                       ------------   ------------
Commitments and contingencies
Stockholders' equity
 Preferred stock, $1 par value; 5,000,000
  shares authorized, none issued                                  -              -
 Class A common stock, $.01 par value;
  50,000,000 shares authorized, 15,692,866 (1995)
  and 14,038,038 (1994) issued and outstanding              156,929        140,380
 Class B convertible common stock, $.01 par value;
  7,500,000 shares authorized, 1,465,530 (1995) and
  7,090,530 (1994) issued and outstanding                    14,655         70,905
 Additional paid-in capital                              19,282,865     18,219,606
 Accumulated deficit                                    (15,740,706)   (12,984,443)
                                                       ------------   ------------
 Total stockholders' equity                               3,713,743      5,446,448
                                                       ------------   ------------
                                                       $  7,357,742   $  8,781,907
                                                       ============   ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

                                   33 (F-4)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS


                                                YEAR ENDED     YEAR ENDED     YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   1995           1994           1993
                                               ------------   ------------   ------------
Sales                                           $ 5,581,172    $ 3,675,018    $ 2,043,476

Cost of Goods Sold                                6,183,924      4,921,378      4,021,901
                                               ------------   ------------   ------------

Gross Margin                                       (602,752)    (1,246,360)    (1,978,425)

Loss on Disposal of Assets                          528,538              -              -

Selling and Administrative Costs                  1,356,244      1,513,254      1,567,899
                                               ------------   ------------   ------------
Operating Income (Loss)
                                                 (2,487,534)    (2,759,614)    (3,546,324)
Other Income (Expense)
 Other Income (Expense)                               1,098        (19,716)       (11,269)
 Interest Expense                                  (269,827)      (190,805)      (135,180)
                                               ------------   ------------   ------------
Loss before extraordinary item                   (2,756,263)    (2,970,135)    (3,692,773)

Extraordinary Gain                                        -        879,373              -
                                               ------------   ------------   ------------
Net loss                                        $(2,756,263)   $(2,090,762)   $(3,692,773)
                                               ============   ============   ============


Loss per share of common stock
 before extraordinary gain                            ($.17)         ($.21)         ($.34)
                                               ============   ============   ============
Extraordinary gain per share of common stock
                                                          -          ($.06)             -
                                               ============   ============   ============

Net loss per share of common stock                    ($.17)         ($.15)         ($.34)
                                               ============   ============   ============
Weighted average number of
 common shares outstanding                       15,779,721     14,166,869     10,853,938
                                               ============   ============   ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

                                   34 (F-5)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY


                                   Class A Common Stock
                                   --------------------
                                     Shares     Amount
                                   ----------  --------
Balance - December 31, 1992         9,343,006  $ 93,430

Net proceeds from issuance of
 Class A Common stock                 736,135     7,361
Conversion of Class B Common
 Stock to Class A Common Stock         13,125       132
Net loss for the year
 ended December 31, 1993                    -         -
                                   ----------  --------
Balance - December 31, 1993
                                   10,092,266   100,923
Issuance of Class A
 Common stock
Net loss for the year               3,945,772    39,457
 ended December 31, 1994
                                            -         -
Balance - December 31, 1994        ----------  --------

Cancellation of 5,625,000          14,038,038  $140,380
 Shares of Class B Common Stock    ==========  ========
Exercise of Stock Options
Exercise of Class F Warrants
Net loss for the year ended                 -         -
 December 31, 1995                     24,332       244
                                    1,630,496    16,305
Balance - December 31, 1995
                                            -         -
                                   ----------  --------

                                   15,692,866  $156,929
                                   ==========  ========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                                   35 (F-6)


                            Additional
                             Paid-in     Accumulated
                             Capital       Deficit        Total
  Class B Common Stock     -----------  ------------   -----------
- ------------------------
  Shares        Amount
- ----------     ---------
 7,103,655     $  71,037   $15,263,350  $ (7,200,908)  $ 8,226,909


         -             -       594,955             -       602,316

   (13,125)         (132)            -             -             -

         -             -             -    (3,692,773)   (3,692,773)
- ----------     ---------   -----------  ------------   -----------

 7,090,530        70,905    15,858,305   (10,893,681)    5,136,452


         -             -     2,361,301             -     2,400,758

         -             -             -    (2,090,762)   (2,090,762)
- ----------     ---------   -----------  ------------   -----------

 7,090,530     $  70,905   $18,219,606  $(12,984,443)  $ 5,446,448
==========     =========   ===========  ============   ===========


(5,625,000)      (56,250)       56,250             -             -
         -             -        28,711             -        28,955
         -             -       978,298             -       994,603

         -             -             -    (2,756,263)   (2,756,263)
- ----------     ---------   -----------  ------------   -----------
 1,465,530     $  14,655   $19,282,865  $(15,740,706)  $ 3,713,743
==========     =========   ===========  ============   ===========


                                   36 (F-7)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS



                                                         Year ended     Year ended     Year ended
                                                        December 31,   December 31,   December 31,
                                                            1995           1994           1993
                                                        -------------  -------------  -------------
Cash flows from operating activities:
 Net loss                                                $(2,756,263)   $(2,090,762)   $(3,692,773)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                             1,084,280        938,126        716,676
 Amortization of other assets                                 23,257         20,223         35,859
 Fire loss, net                                                    -              -          9,747
 Loss on disposition of equipment                            527,804         19,736          6,980
 Increase in other assets                                    (38,130)       (49,624)       (85,144)
 Changes in operating assets & operating liabilities         671,536        223,648        403,943
 Extraordinary gain                                                -       (879,373)             -
                                                         -----------    -----------    -----------
 Net cash used in operating activities                      (487,516)    (1,818,026)    (2,604,712)
                                                         -----------    -----------    -----------
Cash flows from investing activities:
 Additions to buildings and equipment                       (248,603)      (835,921)    (1,192,783)
 Proceeds of sale of equipment                                 5,000         22,000         17,250
 Insurance recoveries, net of fire related expenses                -        543,305        231,061
                                                         -----------    -----------    -----------
 Net cash used in investing activities                      (243,603)      (270,616)      (944,472)
                                                         -----------    -----------    -----------
Cash flows from financing activities:
 Prepaid Stock Subscriptions                                       -              -      1,000,000
 Proceeds from issuance of notes                           1,068,210      2,269,763      1,067,872
 Payments on notes                                        (1,351,276)      (747,866)      (503,257)
 Proceeds from issuance of common stock                            -        380,341        614,189
 Proceeds from warrant exercises, net                        994,603              -              -
 Offering and warrant exercise costs                               -              -        (11,873)
 Proceeds from exercise of stock options, net                 28,955              -              -
                                                         -----------    -----------    -----------
 Net cash provided by financing activities                   740,492      1,902,238      2,166,931
                                                         -----------    -----------    -----------
Increase (Decrease) in cash & cash equivalents                 9,373       (186,404)    (1,382,253)
Cash and cash equivalents:
Beginning of period                                            5,977        192,381      1,574,634
                                                         -----------    -----------    -----------
End of period                                            $    15,350    $     5,977    $   192,381
                                                         ===========    ===========    ===========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                                   37 (F-8)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS


Note 1:  Organization and description of the Company
- ----------------------------------------------------

Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) has developed and manufactures composite building material from waste plastic and wood fiber waste for certain specialized applications in the construction industry. The Company markets this material as a substitute for wood and plastic filler materials for standard door frames, window sills, flooring, and decking. The Company is comprised of two separate, yet interrelated manufacturing facilities located in Junction, Texas and Rogers, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers and Weyerhaeuser, the Company's primary decking customer.

The Company was initially capitalized on December 2, 1988, with a contribution of machinery and equipment, plant facilities and technology, most of which was used by certain members of management in an unsuccessful prior business. The prior business was organized in June 1985 to manufacture artificial firelogs using certain technology somewhat similar to that used in the Company's manufacturing process. By 1986, the prior business had incurred substantial losses from operations, had no further working capital resources and discontinued its business. The initial contribution consisted of approximately $3,000,000 in buildings, machinery and equipment, supplies and other tangible assets, as well as technological rights and expertise. In connection with such initial organization, the Company assumed $795,000 in bank indebtedness secured by certain of the contributed assets. All such contributed amounts are reflected in the accompanying financial statements at the contributor's book value.

For periods prior to 1995, the Company was a development stage enterprise whose operations consisted primarily of design development and improvement of the equipment and production process and initial marketing and determination of product markets. Accordingly, the Company has reclassified certain prior period amounts to conform to the current period presentation.


Note 2:  Future operations
- --------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1995, the Company had a working capital deficit of $1,556,805 and had incurred net losses of $2,756,263, $2,090,762, and $3,692,773 for the years ended December 31, 1995, 1994, and 1993, respectively. The Company, since inception, has not achieved a successful level of operations nor is there any assurance that the Company will be able to achieve future revenue levels sufficient to support existing operations, generate positive cash flow from operations or recover its investment in its property, plant and equipment. Management believes that the Company's currently available borrowing capacity under its line of credit with a major shareholder is adequate to support its operations until successful production and sales levels are attained, but that it is likely the Company will need additional financing to fund payment of the Company's current maturities of long-term debt due in 1996. The Company has recently restructured its

                                   38 (F-9)
business in order to reduce its plastics division losses and is continuing in its efforts to increase composite sales to a level sufficient to obtain positive cash-flows and overall profitability. However, there can be no assurance that such production and sales levels will actually be reached. The Company is currently negotiating financing to allow for additional composite expansion and working capital which would be in addition to existing support from its major shareholders. Further, in January 1996, certain affiliated shareholders exercised 500,000 Class F Warrants. The proceeds from the exercise of these warrants, which amounted to $305,000, reduced the working capital deficit of the Company. The Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders. There is no commitment for such shareholders to continue such support beyond the current line of credit. The Company also has claims in litigation outstanding against it as described in
Note 17, the outcome of which is uncertain. There can be no assurance that the Company's financial resources (which at present are limited to a $433,000 line of credit as described in Note 7) will be adequate to support existing operations until such time, if ever, sales levels are sufficient to generate positive cash flow from operations. Further, if the litigated claims discussed in Note 17 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its product at economically feasible levels.

Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, (SFAS 121). SFAS 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash-flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash-flows are less than the carrying value of such assets.

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS 121 and determined that no impairment loss was required as of December 31, 1995. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. (Such long-lived assets primarily consist of the Company's Rogers and Junction manufacturing facilities.) The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels. As disclosed in
Note 18, the Company is restructuring its Rogers plastics reclamation facility and believes that no significant production problems will recur at its Junction composite manufacturing facility. As such, management of the Company believes a reasonable basis exists for the use of such future estimates which are significantly better than past historical performance.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance during the

                                   39 (F-10)
last nine months of 1996 will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Rogers and Junction manufacturing facilities which was $6,161,968 at December 31, 1995.


Note 3:  Significant accounting policies
- ----------------------------------------

   Statements of Cash Flows
   ------------------------

In order to determine net cash used in operating activities, net loss has been adjusted by, among other things, changes in operating assets and operating liabilities, excluding changes in cash and cash equivalents, insurance claim advances receivable, current maturities of long-term debt, and advances from affiliates included in notes payable - related parties. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                               Year ended    Year ended     Year ended
                              December 31,  December 31,   December 31,
                                  1995          1994           1993
                              ------------  -------------  -------------
Receivables                       $ 12,457     $  83,709      $ (38,469)
Inventories                         62,483      (266,964)      (265,107)
Prepaid expenses and other           4,990       (11,198)       (39,911)
Accounts payable -
 trade & related parties           568,718       273,795        173,978
Accrued liabilities                 22,888       147,164        114,436
Deferred revenue                         -        (2,858)       459,016
                                  --------     ---------      ---------
                                  $671,536     $ 223,648      $ 403,943
                                  ========     =========      =========

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


  Buildings and Equipment
  -----------------------

Buildings and equipment contributed to the Company in exchange for Class B Common Stock are carried at the contributor's historical book value. Property additions and betterments include capitalized interest, and acquisition, construction and administrative costs allocable to construction projects and property purchases. Gains or losses on sales or other dispositions of property are credited or charged to income.

                                   40 (F-11)

Provision for depreciation of buildings and equipment is provided on a straight-line basis for buildings and leasehold improvements, transportation equipment and office equipment over the lesser of the estimated useful life of the asset or the term of the lease. Machinery and equipment is depreciated on a straight-line basis over the estimated useful life of the asset or on a units of production basis over the estimated useful production life of the asset. Estimated useful lives are; buildings and leasehold improvements - 6 to 20 years, transportation equipment - 3 to 5 years, office equipment - 5 years and machinery and equipment - 7 to 12 years or 120 million units (pounds).

  Inventories
  -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                  December 31,  December 31,
                      1995          1994
                  ------------  ------------
Raw materials         $ 54,279      $ 78,302
Finished goods         593,932       632,392
                      --------      --------
                      $648,211      $710,694
                      ========      ========

    Other assets
    ------------

Other assets consist primarily of the costs for the preparation of patent applications ($406,447 at December 31, 1995) which are amortized using the straight-line method over 17 years. Also included in other assets are deposits of $5,089.

  Use of estimates
  ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards
- ------------------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement encourages entities to adopt the fair value method of accounting for employee stock compensation plans for fiscal years beginning after December 15, 1995, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No.

                                   41 (F-12)

25, "Accounting for Stock Issued to Employees." The Company intends to continue to measure compensation cost for its employee stock compensation plans in accordance with APB Opinion No. 25.

Concentrations of Credit Risk
- -----------------------------

The Company's revenues are derived principally from a number of regional and national door and window manufacturers and Weyerhaeuser, the Company's primary decking customer. This industry concentration has the potential to impact the Company's exposure to credit risk because the customers may be similarly affected by changes in economic or other conditions in the construction industry.

Disclosure About Fair Value of Financial Instruments
- ----------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of those items.

Long-term debt: The fair value of the Company's long-term debt has been estimated by the Company based upon each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral and amortization schedule. The carrying amount approximates fair value.


Note 4:  Receivables
- --------------------

The Company historically has experienced no bad debt expense and therefore has recorded no allowance for doubtful accounts at December 31, 1995 and 1994.

In April 1994, the Company renewed an agreement with an affiliate whereby the Company agreed to sell certain of its trade receivables which the affiliate deems acceptable, up to $650,000 at any one time. Upon acceptance of a sale of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 1995, the Company sold an aggregate of approximately $5,852,000 in receivables under this agreement, of which $241,723 remains to be collected. During 1994 and 1993, the Company sold an aggregate of approximately $3,726,000 and $1,018,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $51,000, $32,800 and $9,000 associated with the factoring agreement are included in selling, production, general and administrative expenses at December 31, 1995, 1994 and 1993, respectively.

                                   42 (F-13)

Note 5:  Deferred revenue
- -------------------------

During the second quarter of 1993, the Company received a $500,000 advance payment from The Dow Chemical Company (Dow) toward future purchases by Dow of recycled plastic bag film resins from the Company's Rogers, Arkansas plastic reclamation facility. At December 31, 1993, the Company had $459,016 of such advance payment outstanding. In March 1994, this advance payment was forgiven by Dow. (See Note 15).


Note 6: Bridge notes payable
- ----------------------------

On June 29, 1993, the Company circulated a private placement offering up to $1,200,000 in Bridge Notes and Class C Warrants. The notes were secured by certain equipment of the Company's composite products division, with accrued interest at the rate of 8% per annum, and matured June 29, 1994. The face amount of each Bridge Note was accompanied with an equal number of Class C Warrants which are exercisable ratably into one share of Class A Common Stock at an exercise price of $3.00 per share. The warrants expire on June 29, 1998.
The Company raised $650,000 and issued 650,000 Class C Warrants in connection with this private placement offering which is included in notes payable and notes payable-related party at December 31, 1993. In May 1994, $600,000 of the Bridge Notes were converted into Class A Common Stock as a portion of the Private Placement Offering discussed in Note 10. In July 1994, the remaining $50,000 plus accrued interest was paid by the Company.


Note 7:  Notes payable - related parties
- ----------------------------------------

In July 1994, the Company obtained a $1,000,000 line of credit financing agreement with Jim G. and Marjorie S. Brooks. The credit line is secured by substantially all of the assets of the Company and accrues interest at a rate of 8.5% per annum. Proceeds from the line of credit were used to redeem certain outstanding notes payable to related parties and provide working capital for Company operations. At December 31, 1994, the outstanding balance on the line of credit was $1,411,903. In February 1995, the line of credit was increased to $2,000,000 of which $1,566,903 is a term note to be amortized at 9 3/4% over five years beginning April 1, 1995 and the balance of $433,097 is a revolving credit line to be available as needed by the Company. At December 31, 1995, the Company had no amounts outstanding under this line and $433,097 was available for future borrowings. This revolving line of credit expires in February, 2000. Current maturities of long-term debt as of December 31, 1994 reflect the conversion of the line of credit to a long-term obligation as described above.

                                   43 (F-14)

Note 8:  Long-term debt
- -----------------------

Long-term debt as of December 31, 1995 and December 31, 1994, consisted of the following:

                                                                 1995         1994
                                                              -----------  -----------
Note payable, due in 23-monthly installments
of $10,156 plus interest at prime plus two
percent (10.5% at December 31, 1995) beginning
October 1, 1994 with the remaining balance due
September 1, 1996; secured by certain manufacturing
equipment, inventories and receivables.  (See Note 15)        $  324,970   $  456,998
Note payable, due in monthly installments of accrued
interest from January 1, 1995 through April 1, 1995,
and monthly installments of principal and interest
beginning May 1, 1995 with the remaining balance due
March 1, 1997, interest at eight percent, secured by
unescrowed shares of Class B Common Stock owned by
certain officers of the Company and certain manufacturing
equipment.                                                       213,769      258,823

Note payable, to a related party, due in 60-monthly
installments of principal and interest, beginning
April 1, 1995, interest at 9.75%.                              1,399,245    1,411,903

Other                                                             84,234       98,733
                                                              ----------   ----------
Total                                                          2,022,218    2,226,457

Less current maturities                                         (755,576)    (381,860)
Long-term debt, net of                                        ----------   ----------
 current maturities                                          $ 1,266,642   $1,844,597
                                                             ===========   ==========

                                   44 (F-15)

The fair value of the Company's outstanding debt is approximately equal to its carrying value at December 31, 1995.

The aggregate maturities of long-term debt as of December 31, 1995 are as follows:

               1996         $  755,576
               1997            451,194
               1998            348,542
               1999            369,199
               2000             97,707
               Thereafter            -
                              --------
                            $2,022,218
                            ==========


Note 9:  Interest
- -----------------

Interest incurred, capitalized, expensed and cash payments for interest are summarized as follows:


                                        Year ended    Year ended    Year ended
                                       December 31,  December 31,  December 31,
                                           1995          1994          1993
                                       ------------  ------------  ------------
Interest incurred                          $269,827      $190,805      $135,180
Interest capitalized as part of the
 cost of machinery and equipment                  -             -             -
                                           --------      --------      --------
Interest expensed                          $269,827      $190,805      $135,180
                                           ========      ========      ========
Cash payments for interest                 $301,192      $ 35,794      $ 67,333
                                           ========      ========      ========



Note 10:  Stockholders' equity
- ------------------------------

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

On November 9, 1989, the Company completed a public offering of 1,250,000 units, at a price to the public of $4.00 per unit. In December 1989, the Company sold an additional 100,000 units to the underwriter at the same price. Each unit consists of three shares of Class A Common Stock and three redeemable Class A Warrants, which are separable and transferable immediately upon issuance. Each Class A Warrant entitles the holder to purchase a unit consisting of one share of Class A Common Stock and one Class B Warrant at an

                                   45 (F-16)
exercise price of $2.00. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $3.00. The Class A and Class B Warrants are redeemable at $.05 per Warrant at the option of the Company if certain public stock trading prices are achieved and expire in November 1995.

The underwriter received a selling commission of 10% and a nonaccountable expense allowance of 3% of the gross offering proceeds. In addition, for $125, the Company sold to the underwriter a unit purchase option to acquire up to 125,000 units for $5.20 per unit. The units to be issuable upon exercise of the unit purchase option are identical to the public offering unit, except that warrants are not redeemable. The unit purchase option expired unexercised on November 8, 1994.

In connection with the public offering, the Class B Stockholders placed in escrow, on a pro rata basis, an aggregate of 5,625,000 shares of Class B Common Stock. The Class B Stockholders will continue to vote the escrow shares unless such shares are canceled. Upon the occurrence of certain events, escrow shares will be released from escrow and returned to the Class B Stockholders if during the calendar year ending December 31, 1994 (1) the Company's minimum pretax income is at least $16 million or (2) the market price of the Company's Class A Common Stock averages in excess of $6.50 per share for 20 consecutive trading days. The Company did not achieve any of the above requirements, and, as such, the escrowed shares were contributed to the Company's treasury and then canceled on March 31, 1995.

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

As a part of the offering, the Company has issued 168,501 Class D Warrants as of December 31, 1993 and an additional 38,250 Class D Warrants during 1994 to the Stock Placement Distributor. The Class D Warrants expire five years from the date of issue and are exercisable at a price of $1.50 per share of Class A Common Stock for each Class D Warrant exercised.

Also in connection with the Regulation S offering, the Company has reserved for issuance one Class E Warrant for each two shares of Class A Common Stock purchased by the aforementioned qualified foreign investors. The Class E Warrants will be issued six months after the Class A Common shareholders' stock acquisition date, provided that the shares of Class A Common Stock are still owned by and registered in the name of the original

                                   46 (F-17)
purchaser as of such date. The Class E Warrant will expire two years from the date of issue and will be exercisable at $1.50 per share of Class A Common Stock for each Class E Warrant exercised.

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

In 1995, in connection with an extension of a line of credit to the Company by a related party (see Note 7), the Company's Board of Directors authorized the issuance of up to 2,000,000 Class H Warrants on a one-for-one basis for each dollar advanced under the loan agreement and having an exercise price equal to the per share market value of the Company's Class A Common Stock on the date of such advances. While no warrants have been issued as of the date of this filing, all authorized Class H Warrants are currently issuable. Upon issue, the warrants will be exercisable at prices from $.39 to $.49 per share of Class A Common Stock for each Class H Warrant exercised. The Class H Warrants will expire in February 2000.

At December 31, 1995, the Company had Class A Common Stock reserved for issuance as follows:

                                     Class A
                                  Common Stock
                                equivalent shares
                                -----------------
Class B Warrants                        4,212,440
Stock option plans (Note 11)            3,050,000
Class C Warrants                          650,000
Class D Warrants                          206,751
Class E Warrants                          128,609
Class F Warrants                        1,837,904
Class G Warrants                        3,468,400
Class H Warrants                        2,000,000
                                       ----------
                                       15,554,104
                                       ==========

                                   47 (F-18)

Note 11: Stock option plans
- ---------------------------

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

                                   48 (F-19)

A summary of the activity in the Company's Stock Option Plans during the year ended December 31, 1995 is as follows:

                        Shares      Per Share
                      ----------  -------------
Outstanding
 December 31, 1994    1,568,000   $1.00 - $3.00
Granted                 406,000   $ .38
Forfeited               (18,000)  $ .72
Exercised               (24,332)  $1.19
                      ---------
Outstanding
 December 31, 1995    1,931,668   $ .38 - $3.00
Exercisable
 December 31, 1995    1,054,688   $ .38 - $3.00
                      =========



Note 12: Leases
- ---------------

At December 31, 1995, the Company was obligated under a non-cancelable sublease with a principal stockholder for land on which a production facility is located. This lease, has an expiration date of April 30, 2001, and rental payments of $1,519 per month. The Company also leases a production facility under an operating lease which expired January 1, 1995 and contains five automatic renewal options of one year each. The Company has executed the third of the renewal options. This lease agreement does not require any minimum lease payments but requires payments based on product shipments at a rate of $.02 per pound. Additionally, the Company is obligated under a non-cancelable lease for office space at $5,000 per month which expires on June 14, 1996 and contains a two-year renewal option. The Company is currently subleasing portions of the space for $4,450 per month. At December 31, 1995, the Company was obligated under various operating leases covering certain equipment. Rent expense under operating leases for the years ended December 31, 1995, 1994, and 1993 was $200,417, $189,611 and $199,715, respectively. Future minimum lease payments required under operating leases are as follows:

     Fiscal Year
       1996                             $ 58,651
       1997                               29,144
       1998                               27,170
       1999                               19,554
       2000                               18,232
       thereafter                          6,077
                                        --------
     Total minimum payments required    $158,828
                                        ========

                                   49 (F-20)

Note 13:  Income taxes
- ----------------------

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No.109 "Accounting for Income Taxes" (SFAS No. 109). The adoption of SFAS No. 109 had no effect on the Company's financial position or results of operations, as the Company has generated book and tax losses for the period from inception.

As of December 31, 1995, the Company had net operating loss carryforwards of approximately $9.7 million for federal income tax purposes which are available to reduce future taxable income and will expire in 2003 through 2010 if not utilized and approximately $15,800,000 for financial reporting purposes. For federal income tax purposes, the Company deferred for future amortization start-up costs in the amount of $9.4 million. Such costs, which have been expensed for financial reporting purposes, are being amortized for tax purposes over future years.


The tax effects of significantly temporary differences representing deferred income tax assets and liabilities are as follows:

                                         December 31,   December 31,   December 31,
                                             1995           1994           1993
                                         -------------  -------------  -------------
Deferred income tax assets-
 Deferred start-up costs                  $ 2,200,000    $ 2,550,000    $ 2,884,000
 Net operating loss carry forward           3,300,000      1,244,000        851,000
 Valuation allowance                       (4,800,000)    (3,130,000)    (3,105,000)
                                          -----------    -----------    -----------
     Total deferred income tax assets     $   700,000    $   664,000    $   630,000
                                          ===========    ===========    ===========
Deferred income tax liabilities-
 Depreciation                             $   700,000    $   664,000    $   630,000
                                          -----------    -----------    -----------
     Total deferred income tax
      liabilities                         $   700,000    $   664,000    $   630,000
                                          ===========    ===========    ===========


As the Company has generated net operating losses since its inception and there is no assurance of future income, a valuation allowance of $4,800,000 has been established at December 31, 1995 to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the necessity for such valuation allowance in the future.

                                   50 (F-21)

Note 14:  Significant customer
- ------------------------------

During the year ended December 31, 1995, the Company had $2,189,073 in sales to a single customer which represented 39% of total sales. Sales to this customer for the years ended December 31, 1994 and 1993 were $2,487,802 (68%) and $861,672 (42%), respectively. Additionally, the Company had sales of $653,412 to another customer which represents 12% of total sales for the year ended December 31, 1995. There were no sales to this customer in 1994 or 1993.


Note 15: Extraordinary Gain
- ---------------------------

On March 18, 1994, Dow Chemical and the Company reached an agreement whereby Dow Chemical's obligation to purchase material from the Company (10 million pounds of the Company's recycled plastic bag film resins) was terminated. In consideration for this release, Dow forgave the repayment of the $456,158 outstanding advance payment.

In addition, Dow Chemical paid the Dow Credit Corporation and forgave the Company's outstanding balance of $359,998 principal plus accrued interest under the loan agreement dated October 22, 1991, amended as of January 23, 1993, between Dow Credit and the Company. Also the outstanding balance of $440,000 principal plus accrued interest due Dow Credit under the loan agreement dated June 13, 1991, amended as of January 1, 1993 between Dow Credit and the Company was restructured whereby the Company will repay the entire principal balance due plus accrued interest. (See Note 8).

Further provisions of the agreement include the contribution in the amount of $50,000 of Dow-owned laboratory equipment to the Company and continued technical assistance from Dow Chemical. Accordingly, the Company has recognized an extraordinary gain primarily from the retirement of debt in the amount of $879,373 in the accompanying statement of operations.


Note 16:  Net loss per share of common stock
- --------------------------------------------

The net loss per share of common stock was based on the combined weighted average number of shares of Class A and Class B Common Stock outstanding during the period. For purposes of such calculation, the 5,625,000 shares of Class B Common Stock which were placed in escrow in connection with the public offering and subsequently cancelled were not considered as outstanding after the date of the public offering as the effect of such inclusion would be dilutive to the net loss per share calculation. Further, the Company's other common stock equivalents (options which accompanied the subordinated notes, Class A, B, C, D, E, F, G, and H Warrants issued or contingently issuable, and the stock options) have a dilutive effect on the loss per share calculation and, accordingly, were also excluded.

Had the May 1994 conversion of the various debt instruments into 3,468,400 shares of Class A Common Stock as discussed in Note 10 occurred effective at the later of the original issue date of the converted debt instruments or January 1, 1994, the net loss per share of common stock would have been $(.13) for the year ended December 31, 1994.

                                   51 (F-22)

Note 17: Commitments and contingencies
- --------------------------------------

On June 9, 1992, Mobil Oil Corporation ("Mobil") commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         -----------------------------------------------------------------------
Inc.  In its complaint, Mobil sought entry of a declaratory judgment that:  (a)
- ----
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) The AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention,evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil.Although the March 14, 1995 Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional

                                   52 (F-23)
appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

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


Note 18: Loss on Disposal of Equipment
- --------------------------------------

In connection with a restructuring of the Company's Rogers plastics reclamation plant, wherein the Company will discontinue reclamation of plastics for sale to third parties, the Company exchanged certain equipment, previously utilized to produce such plastics, for other equipment which will be utilized to produce raw materials for the manufacture of the Company's composite wood product and for additional manufacturing equipment for the composite production facility. The Company has accrued a loss at December 31, 1995, of $528,538 which constitutes the difference between the net book value of the Company's investment in equipment and leasehold improvements dedicated to produce plastics for sale to third parties ($666,038) and the fair value of the equipment received.

Sales of plastics to third parties were $1,048,424, $626,005, and $861,672 for each of the years ended December 31, 1995, 1994, and 1993, respectively.

                                   53 (F-24)