Form 10-Q
period 1996-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1996-05-15
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1996
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

YES: X     NO:

As of May 13, 1996, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 17,402,616 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION


                                                                  PAGE

ITEM 1    Financial Statements

          Balance Sheets, March 31, 1996 and December 31, 1995    1-2

          Statements of Operations,
          Three months ended March 31, 1996 and 1995              3

          Statements of Cash Flows,
          Three months ended March 31, 1996 and 1995              4

          Notes to Financial Statements                           5-16

          Review Report of Arthur Andersen LLP,
          Independent Public Accountants                          17

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     18-21

                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                       21-22

          Signatures                                              22

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                                       ASSETS
                                                       ------

                                            March 31, 1996   December 31,
                                             (Unaudited)        1995
                                            --------------   ------------
Current assets:
 Cash and cash equivalents                      $    5,566     $   15,350
 Receivables                                       149,390         48,463
 Inventories                                       476,932        648,211
 Prepaid expenses and other                         48,051        108,528
                                                ----------     ----------
  Total current assets                             679,939        820,552
                                                ----------     ----------
Buildings and equipment,
  at cost, including construction
  in progress of $24,389 at 3-31-96, and
  $22,946 at 12-31-95:
 Buildings                                         675,420        675,420
 Machinery and equipment                         7,994,875      7,985,870
 Transportation equipment                          112,411        112,411
 Office equipment                                  170,659        170,659
 Leasehold improvements                            315,331        315,331
                                                ----------     ----------
                                                 9,268,696      9,259,691
 Less accumulated depreciation
  and amortization                               3,328,977      3,050,979
                                                ----------     ----------
  Net buildings and equipment                    5,939,719      6,208,712
                                                ----------     ----------
Other assets, at cost less accumulated
 amortization of $89,175 and $83,058,
 respectively                                      336,961        328,478
                                                ----------     ----------
                                                $6,956,619     $7,357,742
                                                ==========     ==========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                March 31, 1996     December 31,
                                                                 (Unaudited)           1995
                                                                --------------     ------------
Current liabilities:
  Current maturities of long-term debt                          $    844,120       $    755,576
  Accounts payable - trade                                         1,285,209          1,078,243
  Payables to related parties                                         92,085            362,155
  Accrued liabilities                                                188,891            166,779
  Notes payable                                                       51,402             14,604
                                                                ------------       ------------
    Total current liabilities                                      2,461,707          2,377,357
                                                                ------------       ------------
Long-term debt, less current maturities -
 Related parties                                                   1,029,540          1,102,554
 Other                                                                29,082            164,088
                                                                ------------       ------------
Total long-term debt                                               1,058,622          1,266,642
                                                                ------------       ------------
Stockholders' equity
  Preferred stock, $1 par value; 5,000,000
   shares authorized, none issued                                          -                  -
  Class A common stock, $.01 par value;
   50,000,000 shares authorized, 16,192,866 (1996)
    and 15,692,866 (1995) shares issued and outstanding              161,929            156,929
  Class B convertible common stock, $.01 par
   value; 7,500,000 shares authorized, 1,465,530
   shares issued and outstanding 1996 and 1995                        14,655             14,655
  Additional paid in capital                                      19,582,865         19,282,865
  Deficit accumulated during the
   development stage                                             (16,323,159)       (15,740,706)
                                                                ------------       ------------
  Total stockholders' equity                                       3,436,290          3,713,743
                                                                ------------       ------------
                                                                $  6,956,619       $  7,357,742
                                                                ============       ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                    Three months       Three months
                                        ended              ended
                                      March 31,          March 31,
                                        1996               1995
                                    -------------      -------------
Sales                                $ 1,601,778        $ 1,171,310

Cost of Goods Sold                     1,746,229          1,372,281
                                     -----------        -----------

Gross Margin                            (144,451)          (200,971)

Selling and Administrative Costs         377,269            320,874
                                     -----------        -----------

Operating Loss                          (521,720)          (521,845)

Other Income (Expense)
 Other Income                                  7                 24
 Interest Expense                        (60,740)           (58,965)
                                     -----------        -----------

Net loss                             $  (582,453)       $  (580,786)
                                     ===========        ===========
Net loss per share of
 common stock                              ($.03)             ($.04)
                                     ===========        ===========
Weighted average number of
 common shares outstanding            17,521,033         15,503,568
                                     ===========        ===========

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three months       Three months
                                                               ended              ended
                                                             March 31,          March 31,
                                                               1996               1995
                                                           -------------      -------------
Cash flows from operating activities:
 Net loss                                                  $(582,453)         $(580,786)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                               277,998            258,536
 Amortization of other assets                                  6,117              5,514
 Increase in other assets                                    (14,600)           (15,693)
 Changes in operating assets & operating liabilities          89,837            140,730
                                                           ---------          ---------
 Net cash used in operating activities                      (223,101)          (191,699)
                                                           ---------          ---------
Cash flows from investing activities:
 Additions to buildings and equipment                         (9,005)            (6,975)
                                                           ---------          ---------

 Net cash used in investing activities                        (9,005)            (6,975)
                                                           ---------          ---------
Cash flows from financing activities:
 Proceeds from issuance of notes                              75,551            328,000
 Payments on notes                                          (158,229)          (129,011)
 Proceeds from warrant exercises, net                        305,000                  -
                                                           ---------          ---------

 Net cash provided by financing activities                   222,322            198,989
                                                           ---------          ---------

Increase (Decrease) in cash & cash equivalents                (9,784)               315
Cash and cash equivalents:
Beginning of period                                           15,350              5,977
                                                           ---------          ---------

End of period                                              $   5,566          $   6,292
                                                           =========          =========

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:  Unaudited Information
- ------------------------------

The financial statements included herein have been prepared by Advanced Environmental Recycling Technologies, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


Note 2:  Organization and Description of the Company
- ----------------------------------------------------

Advanced Environmental Recycling Technologies, Inc. (the Company) has developed and commenced the manufacture of a composite building material from waste plastic and wood fiber waste for certain specialized applications in the construction industry. The Company has initially marketed this material as a substitute for wood and plastic filler materials for standard door frames, window sills and decking. The Company is comprised of two separate, yet interrelated manufacturing facilities located in Junction, Texas and Rogers, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers and Weyerhaeuser, the Company's primary decking customer.

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

Prior to March 31, 1995, the Company was a development stage enterprise whose operations consisted primarily of design development and improvement of the equipment and production process and initial marketing and determination of product markets. Accordingly, the Customer has reclassified certain prior period amounts to conform to the current period presentation.

Note 3:  Future operations
- --------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1996, the Company had a working capital deficit of $1,781,768 and had incurred net losses of $582,453 for the three months ended March 31, 1996. The Company, since inception, has not achieved a successful level of operations nor is there any assurance that the Company will be able to achieve future revenue levels sufficient to support existing operations, generate positive cash flow from operations or recover its investment in its property, plant and equipment. Management believes that the Company's currently available borrowing capacity under its line of credit with a major shareholder is adequate to support its operations until successful production and sales levels are attained, but that it is likely the Company will need additional financing to fund payment of the Company's current maturities of long-term debt due in 1996. The Company has recently restructured its business in order to reduce its plastics division losses and is continuing in its efforts to increase composite sales to a level sufficient to obtain positive cash-flows and overall profitability. However, there can be no assurance that such production and sales levels will actually be reached. The Company is currently negotiating financing to allow for additional composite expansion and working capital which would be in addition to existing support from its major shareholders. The Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders. There is no commitment for such shareholders to continue such support beyond the current line of credit. The Company also has claims in litigation outstanding against it as described in Note 13, the outcome of which is uncertain. There can be no assurance that the Company's financial resources (which at present are limited to a $433,097 line of credit as described in Note 6) will be adequate to support existing operations until such time, if ever, sales levels are sufficient to generate positive cash flow from operations. Further, if the litigated claims discussed in Note 13 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its product at economically feasible levels.

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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS 121 and determined that no impairment loss was required as of March 31, 1996. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. (Such long-lived assets primarily consist of the Company's Rogers and Junction manufacturing facilities.) The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels. The Company has restructured its Rogers plastics reclamation facility and believes that no significant production problems will recur at its Junction composite manufacturing facility. As such, management of the Company believes a reasonable basis exists for the use of such future estimates which are significantly better than past historical performance.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance during the last nine months of 1996 will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Rogers and Junction manufacturing facilities which was $5,897,454 at March 31, 1996.


Note 4:  Significant Accounting Policies
- ----------------------------------------

   Statements of Cash Flows
   ------------------------

In order to determine net cash used in operating activities, loss from continuing operations has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt, advances from affiliates included in notes payable - related parties. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                      Three months     Three months
                                          ended            ended
                                     March 31, 1996   March 31, 1995
                                       (unaudited)      (unaudited)
                                     ---------------  ---------------
       Receivables                        $(100,927)       $  (2,601)
       Inventories                          171,279         (144,989)
       Prepaid expenses and other            60,477           32,146
       Accounts payable -                   (63,104)         273,410
        trade & related parties              22,112          (17,236)
       Accrued liabilities                ---------        ---------

                                          $  89,837        $ 140,730
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

Provision for depreciation and amortization of buildings and equipment is provided on a straight-line basis for buildings and leasehold improvements, transportation equipment and office equipment over the estimated useful lives of these facilities. Machinery and equipment is depreciated on a straight line basis over the estimated useful life of the related equipment or on a units of production basis over the estimated useful production lives of the related assets. Estimated useful lives are; buildings and leasehold improvements 6 to 20 years, transportation equipment - 3 to 5 years, office equipment - 5 years and machinery and equipment - 7 to 12 years or 120 million units (pounds).

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                  March 31, 1996   December 31,
                    (Unaudited)        1995
                  ---------------  ------------
Raw materials           $ 54,421       $ 54,279
Finished goods           422,511        593,932
                        --------       --------
                        $476,932       $648,211
                        ========       ========

       Other Assets
       ------------

Other assets consist primarily of the costs for the preparation of patent applications ($421,046 and $406,447 at March 31, 1996 and December 31, 1995, respectively) which are amortized using the straight-line method over 17 years. Also included in Other Assets are deposits of $5,089.

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


Note 5:  Receivables
- --------------------

In April 1993, the Company entered into an agreement with an affiliate whereby the Company agreed to sell certain of its trade receivables which the affiliate deems acceptable. Upon the acceptance of a sale of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During the three months ended March 31, 1996, the Company sold an aggregate of approximately $1,645,000 in receivables under this agreement. Costs of approximately $15,487 associated with the factoring agreement are included in selling, production, general and administrative expenses for the three month period.


Note 6:  Notes payable - related parties
- ----------------------------------------

In July 1994, the Company obtained a $1,000,000 line of credit financing agreement with Jim G. and Marjorie S. Brooks. The credit line is secured by substantially all of the assets of the Company and accrues interest at a rate of 8.5% per annum. Proceeds from the line of credit were used to redeem the notes payable to related parties previously discussed and provide working capital for Company operations. At December 31, 1994, the outstanding balance on the line of credit was $1,411,903. In February 1995, the line of credit was increased to $2,000,000 of which approximately $1,566,903 was converted to a term note to be amortized at 9 3/4% over five years beginning April 1, 1995. The balance of $433,097 is a revolving credit line to be available as needed by the Company and as of March 31, 1996, the entire amount was available to the Company.

Note 7:  Long-term debt
- -----------------------

Long-term debt as of March 31, 1996 and December 31, 1995, consisted of the following:

                                                              March 31,       December 31,
                                                                 1996             1995
                                                              ----------      ------------
Note payable, due in 23-monthly installments
of $10,156 plus interest at prime plus two
percent (10.25% at March 31, 1996) beginning
October 1, 1994 with the remaining balance due
September 1, 1996; secured by certain manufacturing
equipment, inventories and receivables.                       $  294,502        $  324,970

Note payable, due in monthly installments of accrued
interest from January 1, 1995 through April 1, 1995,
and monthly installments of principal and interest
beginning May 1, 1995 with the remaining balance due
March 1, 1997, interest at eight percent, secured by
unescrowed shares of Class B Common Stock owned by
certain officers of the Company and certain manufacturing
equipment.                                                       186,759           213,769

Note payable, to a related party, due in 60-monthly
installments of principal and interest, beginning
April 1, 1995, interest at 9.75%.                              1,355,607         1,399,245

Other                                                             65,874            84,234
                                                              ----------        ----------

Total                                                          1,902,742         2,022,218

Less current maturities                                          844,120           755,576
                                                              ----------        ----------
Long-term debt, net of
 current maturities                                           $1,058,622        $1,266,642
                                                              ==========        ==========

The fair value of the Company's outstanding debt is approximately equal to its carrying value at March 31, 1996.

The aggregate maturities of long-term debt as of March 31, 1996 are as follows:

         1997           $  844,120
         1998              327,683
         1999              353,949
         2000              376,990
         2001                    0
                        ----------
                        $1,902,742
                        ==========

Note 8:  Interest
- -----------------

Interest incurred, capitalized, expensed and cash payments for interest are summarized as follows:

                                   Three months        Three months
                                       ended               ended
                                     March 31,           March 31,
                                       1996                1995
                                    (unaudited)         (unaudited)
                                   -------------       -------------
Interest incurred                       $60,740             $58,965
Interest capitalized as
  part of the cost of machinery
  and equipment                               -                   -
                                        -------             -------
Interest expensed                       $60,740             $58,965
                                        -------             -------
Cash payments for interest              $52,763             $39,180
                                        =======             =======


Note 9:  Stockholders' equity
- -----------------------------

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

In connection with the public offering, the Class B Stockholders placed in escrow, on a pro rata basis, an aggregate of 5,625,000 shares of Class B Common Stock. The Class B Stockholders continue to vote the escrow shares unless such shares are canceled. Upon the occurrence of certain events, escrow shares were to be released from escrow and returned to the Class B Stockholders if during the calendar year ended December 31, 1994 (1) the Company's minimum pretax income was at least $16 million or (2) the market price of the Company's Class A Common Stock averages in excess of $6.50 per share for 20 consecutive trading days. The Company did not achieve any of the above requirements, and, as such, the escrowed shares were contributed to the Company's treasury on March 31, 1995 and then canceled.

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

At March 31, 1996, the Company had Class A Common Stock reserved for issuance as follows:

                                     Class A
                                  Common Stock
                                equivalent shares
                                -----------------
Class B Warrants                        4,212,440
Stock option plans (Note 10)            3,050,000
Class C Warrants                          650,000
Class D Warrants                          206,751
Class E Warrants                          128,609
Class F Warrants                        1,337,904
Class G Warrants                        3,468,400
Class H Warrants                        2,000,000
                                       ----------
                                       15,054,104
                                       ==========


Note 10: Stock option plans
- ---------------------------

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

A summary of the activity in the Company's Stock Option Plans during the quarter ended March 31, 1996 is as follows:

                       Shares      Per Share
                      ---------  -------------
Outstanding
 December 31, 1995    1,931,668   $.38 - $3.00
Granted                       -   $        .38
Forfeited                     -              -
Exercised                     -              -
                      ---------
Outstanding
 March 31, 1996       1,931,668   $.38 - $3.00
Exercisable
 March 31, 1996       1,054,668   $.38 - $3.00
                      =========

Note 11:  Significant customer
- ------------------------------

During the quarter ended March 31, 1996, the Company had $678,450 in sales to a single customer which represented 42% of total sales. Additionally, the Company had aggregate sales of $630,700 to three other customers which individually represent 21%, 9%, and 9% of total sales. During the quarter ended March 31, 1995, the Company had $457,000 in sales to a single customer which represented 39% of total sales.


Note 12:  Net loss per share of common stock
- --------------------------------------------

The net loss per share of common stock was based on the combined weighted average number of shares of Class A and Class B Common Stock outstanding during the period. For purposes of such calculation, the 5,625,000 shares of Class B Common Stock which were placed in escrow in connection with the public offering were not considered as outstanding after the date of the public offering as the effect of such inclusion would be dilutive to the net loss per share calculation. Further, the Company's other common stock equivalents (options which accompanied the subordinated notes, Class A, B, C, D, E, F, G, and H Warrants issued or contingently issuable, and the stock options) have a dilutive effect on the loss per share calculation and, accordingly, were also excluded.


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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention,evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. Although the March 14, 1995 Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. In March 1996, the Court entered an Order which stayed Mobil's Motion for Attorneys' Fees and AERT's Motion for a New Trial, pending disposition of the appeal. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation.

The Company's counterclaims against Mobil and other defendants are to be heard in a separate trial which has not yet been scheduled.

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of March 31, 1996, and the related statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principals.



San Antonio, Texas
April 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Quarter ended March 31, 1996 compared to quarter ended March 31, 1995
- ---------------------------------------------------------------------

Net sales of $1,601,778 for the quarter ended March 31, 1996 represented an increase in sales of $430,468 over the first quarter of 1995. Sales by the composite products division increased from $679,589 in the first quarter of 1995 to $1,558,618 in the first quarter of 1996. This increase was due to increased production focus on composites and increased product demand from a larger customer base. Sales by the plastics reclamation unit declined to $13,159 in 1996 vs. $491,721 during the first quarter of 1995. This was due to the Company phasing out plastic sales to third parties and re-deploying assets of the Rogers plastic division. As part of that restructuring, certain plastics equipment, no longer required, was traded for equipment required for a third composite line at Junction, Texas and equipment for a second plastics reclamation line at the Rogers facility.

Cost of goods sold was $1,746,229 for the first quarter of 1996 compared to $1,372,281 for the first quarter of 1995. The overall cost of goods sold to sales ratio, although still negative, showed improvement over 1995. The increase in cost of goods sold was primarily attributable increased raw material, labor costs, and poor operating efficiencies. Significant categories are as follows:

        Expense Category                1996        1995
        ----------------             ----------  ----------
        Payroll and payroll taxes    $  622,532  $  536,394
        Depreciation                    273,519     244,709
        Direct material costs           308,125     133,694
        Other                           542,053     457,484
                                     ----------  ----------
        Total                        $1,746,229  $1,372,281
                                     ==========  ==========

Selling, general and administrative expenses were $377,269 vs. $320,874 during the first quarter of 1995. The net loss for the quarter ended March 31, 1996 was $582,453, or a net loss per weighted average common share outstanding of $.03. The loss compares to a loss of $580,786, or a net loss per weighted average common share outstanding of $.04 for the three months ended March 31, 1995. The loss was attributable to costs associated with poor operating efficiencies. The composites facility suffered from high scrap rates and production down-time primarily attributable to tramp metal again getting into the extrusion system on several occasions during this quarter. The composites division has continued to experience unanticipated manufacturing difficulties over the last two quarters which resulted in poor operating efficiencies and higher costs. As previously disclosed, local and state law enforcement agencies are currently investigating whether these problems are intentional. The Company has recently added additional cleaning equipment and security equipment, including video surveillance cameras throughout the composite manufacturing facility in an attempt to prevent and stop these problems which appear to be of an ongoing nature. In addition, the Company has recently employed security services for the composites facility. Management intends to continue to take such action as it deems necessary to resolve and eliminate these manufacturing problems.

The Company's limited production capacity and output has resulted in a significant order backlog. To address the Company's current production backlog, in addition to taking the various above described measures, the Company has increased its manufacturing capacity through the addition of a third production line at the Junction, Texas composites manufacturing unit and has started construction of a fourth line which is scheduled for completion by July 1996. The increased production of the Company's composite products and accordingly, the composites division's increased raw-material requirements has prompted the Company, in the first quarter of 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to the Junction operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third-parties, for other equipment which will be utilized in a second plastics reclamation line to produce raw-materials and which was used in the installation of the third production line at the Company's composite facility. The Company has also entered into a letter of intent with an Arkansas based manufacturing company to add a new composites manufacturing facility in northern Arkansas. Although no definitive agreement has yet been reached regarding the ownership and operation of the new facility, it is contemplated that such facility will be owned by a newly formed entity in which the Company will have a minority interest. The Company will license its technologies to the new entity and said entity will manufacture composites materials under an exclusive contract with the Company. The scheduled completion of the first phase of the new facility is the fourth quarter of 1996.

The Company believes that the additional production lines at Junction and Rogers, as well as the construction of the new composites facility should allow the Company to reduce its existing backlog, thereby significantly increasing sales to its existing customer base and to improve existing operating efficiencies as a result of increased economies of scale. However, the Company's operations remain subject to numerous risks associated with the continued establishment of its business, including lack of financing sources and competition from numerous large, well-established and well-capitalized competitors who manufacture products for the same applications. In addition, the Company has in the past and may again in the future, encounter unanticipated problems, including manufacturing, distribution, and marketing difficulties, some of which may be beyond the Company's financial and technical abilities to resolve. The occurrence of, or failure to adequately address such difficulties could have a material adverse effect on the Company's prospects, including its ability to achieve anticipated sales levels.

Liquidity and Capital Resources
- -------------------------------

At March 31, 1996, the Company had a working capital deficit of $1,781,768 compared to a working capital deficit of $1,566,805 at December 31, 1995. The increased deficit is primarily attributable to the Company's first quarter 1996 operating loss and an increase in current maturities of long-term debt. Cash and cash equivalents decreased $9,784 in the first quarter of 1996. Significant components of that decrease were: (i) cash used in operating activities of $223,101, which consisted of the net loss for the period of $582,453, reduced by depreciation and amortization of $284,115, and other uses of cash of $75,237;
(ii) cash used in investing activities of $9,005, and (iii) cash provided by financing activities of $222,322. Payments on notes during the period were $158,229 and proceeds from the issuances of notes amounted to $75,551. At March 31, 1996, the Company had notes payable in the amount of $1,954,144, of which $895,522 were current notes payable or current portion of long-term debt. In January 1996, a major stockholder, Marjorie S. Brooks (the "Major Stockholder"), exercised 500,000 Class F Warrants. The proceeds from the exercise of these warrants, which amounted to $305,000, reduced the working capital deficit of the Company and were used to reduce current liabilities.

The Company maintains an accounts receivable factoring agreement for up to $650,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. At March 31, 1996, approximately $65,000 was available to factor additional receivables. The Company also maintains a line of credit from the Major Stockholder which consists of a long-term note payable, which had a balance of $1,355,607 at March 31, 1996, and a $433,097 revolving line of credit to be available as needed. As of March 31, 1996, the total amount of the line was available.

Since the completion of the first quarter, the Company has received additional sources of capital as described below. Historically, revenues have not been sufficient to support the Company's current operational needs. However, the Company continues to attempt to improve production rates and efficiencies in an effort to reduce or eliminate the need for additional future capital to support existing operations. Further, continued improvements in production efficiency and capacity will be required for the Company to increase sales to a level that will allow the Company to attain profitability. There can be no assurance that such improvements in production efficiency or capacity will be achieved.

As previously disclosed, Management is currently undertaking steps to increase sales to its existing customer base by expanding its production capacity. The Company has recently added a third production line at its Composites Manufacturing Facility and intends to add a fourth production line by the end of June 1996. To finance existing operations and required capital expenditures, the following transactions were completed during or subsequent to the first quarter:
(i) the Company traded assets for additional equipment which was deployed as part of the third production line; (ii) the Company received $305,000 from Warrant Conversions from the Major Stockholder as described above; (iii) the Company sold an aggregate of 1,209,750 shares of Class A Common Stock to accredited overseas investors in a transactions exempt under Regulation S of the Securities Act of 1933 for an aggregate purchase price of $850,000 and (iv) the Company sold 338,624 shares to an existing non-affiliated AERT shareholder for a purchase price of $200,000. In addition to the foregoing, the Company has currently outstanding, approximately 4.2 million Class B Warrants with an exercise price of $3.00. The expiration date of the Class B Warrants is September 1, 1996. The Company also has outstanding 1,167,584 Private Placement Warrants held by non-affiliated entities, which, if exercised by holders, could generate equity capital for the Company (See Note 9 to the Financial Statements). The receipt of additional funds by the Company upon exercise of any such warrants, however, is subject to a number of contingencies, including, but not limited to, (i) compliance with applicable federal and state securities laws, (ii) the desire and ability of the holders to exercise their warrants, and
(iii) the market price of the Company's stock.

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


PART II.   Other Information

  Item 1.  Legal Proceedings
  --------------------------

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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention,evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. Although the March 14, 1995 Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. In March 1996, the Court entered an Order which stayed Mobil's Motion for Attorneys' Fees and AERT's Motion for a New Trial, pending disposition of the appeal. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation.

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


      ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



      --------------------------------------------------
      David C. Chapman, Chief Financial Officer



DATE:    May 13, 1996