Form 10-Q
period 1996-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1996-08-14
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                    Of The Securities Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1996
                        Commission File Number 1-10367


              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


          DELAWARE                                       71-0675758
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

    206 1/2 East Emma Avenue
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

As of July 31, 1996, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 18,198,383 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                        PART I - FINANCIAL INFORMATION

                                                                           PAGE
ITEM 1    Financial Statements


          Balance Sheets, June 30, 1996 and December 31, 1995              1-2

          Statements of Operations,
          Three months and six months ended June 30, 1996 and 1995         3

          Statements of Cash Flows,
          Six months ended June 30, 1996 and 1995                          4

          Notes to Financial Statements                                    5-17

          Review Report of Arthur Andersen LLP,
          Independent Public Accountants                                   18

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              19-23

                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                                23-25

          Signatures                                                       26

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS


                                                          ASSETS
                                                          ------

                                               June 30, 1996   December 31,
                                                (Unaudited)        1995
                                                -----------        ----
Current assets:
 Cash and cash equivalents                      $   13,444     $   15,350
 Receivables                                       309,919         48,463
 Inventories                                       498,641        648,211
 Prepaid expenses and other                        261,085        108,528
                                                ----------     ----------
  Total current assets                           1,083,089        820,552
                                                ----------     ----------
Buildings and equipment,
  at cost, including construction
  in progress of $654,811 at 6-30-96, and
  $22,946 at 12-31-95:
 Buildings                                         675,420        675,420
 Machinery and equipment                         8,637,125      7,985,870
 Transportation equipment                          133,527        112,411
 Office equipment                                  172,598        170,659
 Leasehold improvements                            315,331        315,331
                                                ----------     ----------
                                                 9,934,001      9,259,691

 Less accumulated depreciation
  and amortization                               3,629,866      3,050,979
                                                ----------     ----------
  Net buildings and equipment                    6,304,135      6,208,712
                                                ----------     ----------

Other assets, at cost less accumulated
 amortization of $95,367 at 6-30-96, and
 $83,058 at 12-31-95                               331,083        328,478
                                                ----------     ----------

                                                $7,718,307     $7,357,742
                                                ==========     ==========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------



                                                                  June 30, 1996   December 31,
                                                                   (Unaudited)       1995
                                                                   -----------       ----
Current liabilities:
  Current maturities of long-term debt                            $    630,249    $   755,576
  Accounts payable - trade                                           1,092,439      1,078,243
  Payables to related parties                                           82,364        362,155
  Accrued liabilities                                                  216,238        166,779
  Notes payable                                                        192,049         14,604
                                                                  ------------    -----------
    Total current liabilities                                        2,213,339      2,377,357
                                                                  ------------    -----------

Long-term debt, less current maturities -
 Related parties                                                       954,731      1,102,554
 Other                                                                 154,410        164,088
                                                                  ------------    -----------
Total long-term debt                                                 1,109,141      1,266,642
                                                                  ------------    -----------

Stockholders' equity
  Preferred stock, $1 par value; 5,000,000
   shares authorized, none issued                                          -              -
  Class A common stock, $.01 par value;
   50,000,000 shares authorized, 18,198,383 (1996)
    and 15,692,866 (1995) shares issued and outstanding                181,984        156,929
  Class B convertible common stock, $.01 par
   value; 7,500,000 shares authorized, 1,465,530
   shares issued and outstanding 1996 and 1995                          14,655         14,655
  Additional paid in capital                                        20,850,557     19,282,865
  Deficit accumulated during the
   development stage                                               (16,651,369)   (15,740,706)
                                                                  ------------    ------------
  Total stockholders' equity                                         4,395,827      3,713,743
                                                                  ------------    -----------

                                                                  $  7,718,307    $ 7,357,742
                                                                  ============    ===========

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Three months ended                Six months ended
                                                       June 30,                         June 30,
                                                    --------------                    ------------

                                                 1996           1995              1996           1995
                                                 ----           ----              ----           ----

Sales                                     $ 2,057,337    $ 1,395,664       $ 3,659,116    $ 2,566,974

Cost of Goods Sold                          1,943,021      1,541,314         3,689,251      2,913,595
                                          -----------    -----------       -----------    -----------

Gross Margin                                  114,316       (145,650)          (30,135)      (346,621)

Selling and Administrative Costs              406,118        351,695           783,489        672,569
                                          -----------    -----------       -----------    -----------

Operating Income (Loss)                      (291,802)      (497,345)         (813,624)    (1,019,190)

Other Income (Expense)
 Other Income                                  20,291            760            20,399            784
 Interest Expense                             (56,699)       (74,569)         (117,438)      (133,534)
                                          -----------    -----------       -----------    -----------

Net Loss                                  $  (328,210)   $  (571,154)      $  (910,663)   $(1,151,940)
                                          ===========    ===========       ===========    ===========


Net loss per share of common
stock                                           ($.02)         ($.04)            ($.05)         ($.07)
                                          ===========    ===========       ===========    ===========

Weighted average number of
common shares outstanding                 18,225,348     15,503,568        18,225,348     15,503,568
                                          ===========    ===========       ===========    ===========

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Six months    Six months
                                                        ended         ended
                                                       June 30,      June 30,
                                                         1996          1995
                                                         ----          ----
Cash flows from operating activities:
 Net loss                                           $ (910,663)  $(1,151,940)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation                                          578,887       493,684
 Amortization of other assets                           12,309        11,388
 Gain on disposition of assets                               -          (734)
 Increase in other assets                              (14,914)      (28,590)
 Changes in current assets & current liabilities      (480,579)        7,629
                                                    ----------   -----------

 Net cash used in operating activities                (814,960)     (668,563)

Cash flows from investing activities:
 Additions to buildings and equipment                 (674,311)      (15,257)
 Proceeds of sale of equipment                               -         5,000
                                                    ----------   -----------

 Net cash used in investing activities                (674,311)      (10,257)
                                                    ----------   -----------

Cash flows from financing activities:
 Proceeds from issuance of notes                       269,155       953,822
 Payments on notes                                    (374,538)     (272,281)
 Proceeds from issuance of common stock, net         1,592 748             -
                                                    ----------   -----------

 Net cash provided by financing activities           1,487,365       681,541
                                                    ----------   -----------

Increase (Decrease) in cash & cash equivalents          (1,906)        2,721
Cash and cash equivalents:
Beginning of period                                     15,350         5,977
                                                    ----------   -----------

End of period                                       $   13,444   $     8,698
                                                    ==========   ===========

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:  Unaudited Information
- ------------------------------

The financial statements included herein have been prepared by Advanced Environmental Recycling Technologies, Inc. (the Company or AERT), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


Note 2:  Organization and Description of the Company
- ----------------------------------------------------

Advanced Environmental Recycling Technologies, Inc. (the Company) has developed and commenced the manufacture of a composite building material from waste plastic and wood fiber waste for certain specialized applications in the construction industry. The Company has initially marketed this material as a substitute for wood and plastic filler materials for standard door frames, window sills, and decking. The Company is comprised of two separate, yet interrelated manufacturing facilities located in Junction, Texas and Rogers, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers and Weyerhaeuser, the Company's primary decking customer.

The Company was initially capitalized on December 2, 1988, with a contribution of machinery and equipment, plant facilities and technology, most of which were used by certain members of management in an unsuccessful prior business. The prior business was organized in June 1985 to manufacture artificial firelogs using certain technology somewhat similar to that used in the Company's manufacturing process. By 1986, the prior business had incurred substantial losses from operations, had no further working capital resources and discontinued its business. The initial contribution consisted of approximately $3,000,000 in buildings, machinery and equipment, supplies and other tangible assets, as well as technological rights and expertise. In connection with such initial organization, the Company assumed $795,000 in bank indebtedness secured by certain of the contributed assets. All amounts are reflected in the accompanying financial statements at the contributor's book value.

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

Note 3:  Future operations
- --------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 1996, the Company had a working capital deficit of $1,130,250 and had incurred net losses of $910,663 for the six months ended June 30, 1996. The Company, since inception, has not achieved a successful level of operations nor is there any assurance that the Company will be able to achieve future revenue levels sufficient to support existing operations, generate positive cash flow from operations or recover its investment in its property, plant and equipment. Management believes that the Company's currently available borrowing capacity under its line of credit with a major shareholder is adequate to support its operations until successful production and sales levels are attained, but that it is likely the Company will need additional financing to fund payment of the Company's current maturities of long-term debt due in 1996. The Company has recently restructured its business in order to reduce its plastics division losses and is continuing in its efforts to increase composite sales to a level sufficient to obtain positive cash-flows and overall profitability. However, there can be no assurance that such production and sales levels will actually be reached. The Company is currently negotiating financing to allow for additional composite expansion and working capital which would be in addition to existing support from its major shareholders. The Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders. There is no commitment for such shareholders to continue such support beyond the current line of credit. The Company also has claims in litigation outstanding against it as described in Note 13, the outcome of which is uncertain. There can be no assurance that the Company's financial resources (which at present are limited to a $433,097 line of credit as described in Note 6) will be adequate to support existing operations until such time, if ever, sales levels are sufficient to generate positive cash flow from operations. Further, if the litigated claims discussed in Note 13 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its product at economically feasible levels.

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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS 121 and determined that no impairment loss was required as of June 30, 1996. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. (Such long-lived assets primarily consist of the Company's Rogers and Junction manufacturing facilities.) The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels. The Company has restructured its Rogers plastics reclamation facility and believes that no significant production problems will recur at its Junction composite manufacturing facility. As such, management of the Company believes a reasonable basis exists for the use of such future estimates which are significantly better than past historical performance.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance during the last six months of 1996 will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Rogers and Junction manufacturing facilities which was $6,264,411 at June 30, 1996.


Note 4:  Significant Accounting Policies
- ----------------------------------------

     Statements of Cash Flows
     ------------------------

In order to determine net cash used in operating activities, loss from continuing operations has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt and advances from affiliates included in notes payable - related parties. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                       Six months      Six months
                                         ended           ended
                                     June 30, 1996   June 30, 1995
                                      (unaudited)     (unaudited)
                                      -----------     -----------
     Receivables                       $(261,456)       $ 21,263
     Inventories                         149,570          (9,892)
     Prepaid expenses and other         (152,557)        (95,267)
     Accounts payable -
      trade & related parties           (265,595)         92,044
     Accrued liabilities                  49,459            (519)
                                        ---------        --------
                                        $(480,579)       $  7,629
                                        =========        ========

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



     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                        June 30, 1996   December 31,
                                         (Unaudited)        1995
                                        --------------  ------------
Raw materials                              $166,534       $ 54,279
Finished goods                              332,107        593,932
                                           --------       --------
                                           $498,641       $648,211
                                           ========       ========

     Other Assets
     ------------

Other assets consist primarily of the costs for the preparation of patent applications ($421,361 and $406,447 at June 30, 1996 and December 31, 1995, respectively) which are amortized using the straight-line method over 17 years. Also included in Other Assets are deposits of $5,089.

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


Note 5:  Receivables
- --------------------

In April 1993, the Company entered into an agreement with an affiliate whereby the Company agreed to sell certain of its trade receivables which the affiliate deems acceptable. Upon the acceptance of a sale of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During the six months ended June 30, 1996, the Company sold an aggregate of approximately $3,838,025 in receivables under this agreement. Costs of approximately $33,781 associated with the factoring agreement are included in selling and administrative costs for the six month period.


Note 6:  Notes payable - related parties
- ----------------------------------------

In July 1994, the Company obtained a $1,000,000 line of credit financing agreement with Jim G. and Marjorie S. Brooks. The credit line is secured by substantially all of the assets of the Company and accrues interest at a rate of 8.5% per annum. Proceeds from the line of credit were used to redeem notes payable to related parties and provide working capital for Company operations. At December 31, 1994, the outstanding balance on the line of credit was $1,411,903. In February 1995, the line of credit was increased to $2,000,000 of which approximately $1,566,903 was converted to a term note to be amortized at 9 3/4% over five years beginning April 1, 1995. The balance of $433,097 is a revolving credit line to be available as needed by the Company and as of June 30, 1996, the entire amount was available to the Company.

Note 7:  Long-term debt
- -----------------------

Long-term debt as of June 30, 1996 and December 31, 1995, consisted of the following:

                                                                          June 30,     December 31,
                                                                            1996           1995
                                                                            ----           ----
Note payable, due in monthly installments
of $10,156 plus interest at prime plus two
percent (10.25% at June 30, 1996) through
August 1, 1996 and beginning September 1, 1996,
monthly installments of $15,354 including interest
at 10.75%; secured by certain manufacturing equipment,
inventories and receivables.                                             $  264,034     $  324,970

Note payable, due in monthly installments of accrued
interest from January 1, 1995 through April 1, 1995,
and monthly installments of principal and interest
beginning May 1, 1995 with the remaining balance due
March 1, 1997, interest at eight percent, secured by
unescrowed shares of Class B Common Stock owned by
certain officers of the Company and certain manufacturing
equipment.                                                                  166,025        213,769

Note payable, to a related party, due in 60-monthly
installments of principal and interest, beginning
April 1, 1995, interest at 9.75%.                                         1,243,371      1,399,245

Other                                                                        65,960         84,234
                                                                         ----------     ----------

Total                                                                     1,739,390      2,022,218

                                                                            630,249        755,576
Less current maturities                                                  ----------     ----------
Long-term debt, net of
 current maturities                                                      $1,109,141     $1,266,642
                                                                         ==========     ==========

The fair value of the Company's outstanding debt is approximately equal to its carrying value at June 30, 1996.

The aggregate maturities of long-term debt as of June 30, 1996 are as follows:

     1997      $  630,249
     1998         456,721
     1999         362,463
     2000         289,957
     2001               0
               ----------
               $1,739,390
               ==========

Note 8:  Interest
- -----------------

Interest incurred, capitalized, expensed and cash payments for interest are summarized as follows:

                                      Six months     Six months
                                         ended          ended
                                       June 30,       June 30,
                                         1996           1995
                                      (unaudited)    (unaudited)
                                      -----------    -----------
Interest incurred                     $117,438       $133,534
Interest capitalized as
  part of the cost of machinery
  and equipment                              -              -
                                      --------       --------
Interest expensed                     $117,438       $133,534
                                      --------       ========
Cash payments for interest            $131,862       $106,944
                                      --------       ========


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

On November 9, 1989, the Company completed a public offering of 1,250,000 units, at a price to the public of $4.00 per unit. In December 1989, the Company sold an additional 100,000 units to the underwriter at the same price. Each unit consists of three shares of Class A Common Stock and three redeemable Class A Warrants, which are separable and transferable immediately upon issuance. Each Class A Warrant entitles the holder to purchase a unit consisting of one share of Class A Common Stock and one Class B Warrant at an exercise price of $2.00. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $3.00. The Class A and Class B Warrants are redeemable at $.05 per Warrant at the option of the Company if certain public stock trading prices are achieved and were scheduled to expire in November 1995.

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

In September 1993, the Company initiated an offering of up to $2,000,000 of discounted gross offering proceeds of Class A Common Stock to qualified foreign investors under Regulation S of the Securities Act of 1933. At December 31, 1993, 736,135 shares of such stock had been issued resulting in approximately $602,000 net offering proceeds to the Company. In January 1994, an additional 450,000 shares were issued, resulting in approximately $344,000 net offering proceeds to the Company. As a part of the offering, the Company has issued 206,751 Class D Warrants to the Stock Placement Distributor. The Class D Warrants expire five years from the date of issue and are exercisable at a price of $1.50 per share of Class A Common Stock for each Class D Warrant exercised.

Also in connection with the Regulation S offering, the Company has reserved for issuance one Class E Warrant for each two shares of Class A Common Stock purchased by the aforementioned qualified foreign investors. The Class E Warrants were issued six months after the Class A Common stockholders' stock acquisition date, provided that the shares of Class A Common Stock were still owned by and registered in the name of the original purchaser as of such date. The Class E Warrant will expire two years from the date of issue and will be exercisable at $1.50 per share of Class A Common Stock for each Class E Warrant exercised. As of June 30, 1996, no Class E Warrants have been exercised and all such Warrants have expired.

In May 1994, the Company completed a Private Placement Offering at market price to certain affiliated stockholders and bridge note holders with the issuance of 3,468,400 shares of Class A Common Stock, 3,468,400 Class F Warrants, and 3,468,400 Class G Warrants. Net offering proceeds of approximately $2,065,000 consisted of $2,020,000 conversion of debt and accrued interest and $45,000 in cash. The Class F and Class G Warrants expire five years from the date of issuance and are exercisable at a price of $.61 and $.92 per share of Class A Common Stock for each Class F or Class G Warrants exercised.

In 1995, in connection with an extension of a line of credit to the Company by a related party (see Note 6), the Company's Board of Directors authorized the issuance of up to 2,000,000 Class H Warrants on a one-for-one basis for each dollar advanced under the loan agreement and having an exercise price equal to the per share market value of the Company's Class A Common Stock on the date of such advances. While no warrants have been issued as of the date of this filing, all authorized Class H Warrants are currently issuable. Upon issue, the warrants will be exercisable at prices from $.39 to $.49 per share of Class A Common Stock for each Class H Warrant exercised. The Class H Warrants will expire in February 2005.

In May 1996, the Company completed a Private Placement Offering with the issuance of 338,624 shares of Class A Common Stock. Net offering proceeds consisted of $200,000 in cash.

In June 1996, the Company completed an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 1,666,893 shares of Class A Common Stock. Net offering proceeds consisted of $1,146,000 in cash. As a part of the offering, the Company has issued 166,688 Class I Warrants to the Stock Placement Distributor. The Class I Warrants expire three years from the date of issue and are exercisable at prices from $0.9375 to $1.125 per share of Class A Common Stock for each Class I Warrant exercised.

At June 30, 1996, the Company had Class A Common Stock reserved for issuance as follows:

                                       Class A
                                     Common Stock
                                   equivalent shares
                                   -----------------
Class B Warrants                        4,212,440
Stock option plans (Note 10)            3,050,000
Class C Warrants                          650,000
Class D Warrants                          206,751
Class F Warrants                        1,337,904
Class G Warrants                        3,468,400
Class H Warrants                        2,000,000
Class I Warrants                          166,688
                                       ----------
                                       15,092,183
                                       ==========

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

The Company's stockholders also approved the Non-Employee Director Stock Option Plan. The Director Plan provides for the issuance of options to purchase up to an aggregate of 500,000 shares of the Company's Class A Common Stock to eligible outside directors of the Company. Each eligible outside director will be granted options to purchase 25,000 shares of common stock annually commencing in 1995 and each year thereafter. In April 1996, 25,000 such options were granted to each of the four outside directors serving on the Board at that time.

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

A summary of the activity in the Company's Stock Option Plans during the six months ended June 30, 1996 is as follows:


                                 Shares     Per Share
                                 ------     ---------
Outstanding
 December 31, 1995            1,931,668   $.38 - $3.00
Granted                         100,000   $.81 -
Forfeited                           -          -
Exercised                           -          -
                              ---------
Outstanding
 June 30, 1996                2,031,668   $.38 - $3.00
                              =========
Exercisable
 June 30, 1996                1,054,668   $.38 - $3.00
                              =========

Note 11:  Significant customer
- ------------------------------

During the six months ended June 30, 1996, the Company had $1,333,797 in sales to a single customer which represented 36% of total sales. Additionally, the Company had aggregate sales of $1,445,152 to three other customers which individually represent 22%, 12%, and 5% of total sales. During the six months ended June 30, 1995, the Company had $974,708 in sales to a single customer which represented 38% of total sales.


Note 12:  Net loss per share of common stock
- --------------------------------------------

The net loss per share of common stock was based on the combined weighted average number of shares of Class A and Class B Common Stock outstanding during the period. For purposes of such calculation, the 5,625,000 shares of Class B Common Stock which were placed in escrow in connection with the public offering were not considered as outstanding after the date of the public offering as the effect of such inclusion would be dilutive to the net loss per share calculation. Further, the Company's other common stock equivalents (options which accompanied the subordinated notes, Class B, C, D, F, G, H and I Warrants issued or contingently issuable, and the stock options) have a dilutive effect on the loss per share calculation and, accordingly, were also excluded.


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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention,evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. Although the March 14, 1995 Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. On June 13, 1996, the U.S. Court of Appeals issued a decision which vacated the judgment of invalidity against two AERT patents and upheld and affirmed the invalidity of two AERT patents. The Company is currently evaluating its legal options, and has until September 13, 1996 to further appeal the decision to the U.S. Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. In March 1996, the Court entered an Order which stayed Mobil's Motion for Attorneys' Fees and AERT's Motion for a New Trial, pending disposition of the appeal. As of this date, these Motions are still stayed before the Delaware Court. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation.

The Company's counterclaims against Mobil and other defendants are to be heard in a separate trial which has not yet been scheduled.

                              ARTHUR ANDERSEN LLP





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of June 30, 1996, and the related statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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



                                        /s/ ARTHUR ANDERSEN LLP
                                     -----------------------------
                                          Arthur Andersen LLP

San Antonio, Texas
August 7, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

During the second quarter of 1995, the Company substantially completed development of its commercial manufacturing processes and further defined the principal markets for certain of the Company's products. The Company, therefore, exited the development stage and has reclassified certain prior period amounts to conform to current period reporting presentation. While the Company will continue to expend amounts related to the research and development of new products, such amounts are not expected to be material in relation to prior periods. The Company's efforts are now primarily directed towards increasing production capacity and efficiency and profitability, expanding its customer base, and promptly attaining positive cash-flows.

In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser, Inc. ("Weyerhaeuser") for sales of its Lifecycle(TM) line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser will market the product under the Company's trade-name, ChoiceDek(TM), initially in a limited number of its 80 distribution and reload centers throughout the United States and Canada. To date, the Company has experienced a substantial backlog for its residential decking products with Weyerhaeuser Distribution and has recently commenced a production expansion program intended to increase production capacity for Weyerhaeuser and its other customers.

As a result of the Weyerhaeuser agreement, the Company's sales efforts are now primarily focused towards the following three market areas which are supplied by the Company's composites manufacturing facility in Junction, Texas (the "Junction Facility"): (1) components for the national door and window market,
(2) the heavy industrial flooring market as floor blocks for industrial applications, and (3) as decking components for commercial and residential applications through Weyerhaeuser. The Company will continue to primarily utilize production capacity of its plastics reclamation facility in Rogers, Arkansas (the "Rogers Facility") as a source of raw materials supply for the Junction Facility. The Company has increased the production capacity of its composites manufacturing operation, during the second quarter, to levels that will require substantially all of the Rogers Facility's production to be dedicated thereto. However, as additional product demand warrants, the Rogers Facility can increase production by extending such facility's operating hours or by adding additional equipment.

The Company currently maintains a concentrated customer base with approximately 70% of its sales directed to three customers. (See Note 11 to Financial Statements.) The Company is currently unable to predict the future size of the markets for its composite building products, however, the Company believes that the national door and window and residential decking material markets are significant. The Company believes that it can further penetrate these markets and/or expand sales to its existing customer base if the Company's goals for increased production capacity and efficiency are achieved. By focusing its marketing strategy on a limited number of large door and window companies, and by initiating sales of its new decking products through the Weyerhaeuser marketing and distribution agreement, the Company believes it can increase market penetration and sales without significantly increasing administrative overhead. To a lesser extent, the Company's marketing focus also utilizes outside commissioned sales representatives for a portion of its door and window accounts.

Results of Operations
- ---------------------

Quarter ended June 30, 1996 compared to quarter ended June 30, 1995
- -------------------------------------------------------------------

Net sales of $2,057,337 for the quarter ended June 30, 1996 represented an increase in sales of 47% or $661,673 over the second quarter of 1995. Sales by the composite products division increased from $997,965 in the second quarter of 1995 to $2,057,337 in the second quarter of 1996; an increase of 106%. This increase was due to increased production focus on composites in conjunction with partial start-up of a third extrusion line and increased product demand from a larger customer base. The Company phased out of plastic sales to third parties and completed re-deploying assets of the Rogers plastic division during the second quarter. As part of that restructuring, certain plastics equipment, no longer required, was traded for equipment required for a third composite line at Junction, Texas and equipment for a second plastics reclamation line at the Rogers facility. The plastics division focused on producing for composites and set a production record during the second quarter of 1996.

Cost of goods sold was $1,943,021 for the second quarter of 1996 compared to $1,541,314 for the second quarter of 1995. The overall cost of goods sold to sales ratio showed improvement over 1995 and posted a positive gross margin of $114,316 for the second quarter of 1996 vs. a negative $145,650 for the second quarter of 1995. The increase in cost of goods sold was primarily attributable to increased raw material, labor costs, and start-up of the third extrusion line. Significant categories are as follows:

     Expense Category                      1996             1995
     ----------------                      ----             ----
     Payroll and payroll taxes          $  873,030       $  491,782
     Depreciation                          296,410          221,303
     Direct material costs                 183,770          401,381
     Other                                 589,811          426,848
                                        ----------       ----------
     Total                              $1,943,021       $1,541,314
                                        ==========       ==========

Selling, general and administrative expenses were $406,118 vs. $351,695 during the second quarter of 1995. The net loss for the quarter ended June 30, 1996 was $328,210, or a net loss per weighted average common share outstanding of $.02. The loss compares to a loss of $571,154, or a net loss per weighted average common share outstanding of $.04 for the three months ended June 30, 1995. The loss was attributable to costs associated with less than desired operating efficiencies in conjunction with increased labor and marketing costs. The Company commenced limited operation of a third extrusion line and ramped it up to full production late in the second quarter, while also cross-training additional employees for the start-up of a fourth extrusion line which is scheduled for the third quarter of 1996. The composites division has experienced unanticipated manufacturing difficulties over the last two quarters which resulted in poor operating efficiencies and higher costs. As previously disclosed, local and state law enforcement agencies are currently investigating whether these problems are intentional. The Company has recently added additional cleaning equipment and security equipment, including video surveillance cameras throughout the composite manufacturing facility in an attempt to prevent and stop these problems which appear to be of an ongoing nature. Management intends to continue to take such action as it deems necessary to resolve and eliminate these manufacturing problems.

The Company's limited production capacity and output had resulted in a significant order backlog. To address the Company's current production backlog, in addition to taking the various above described measures, the Company has increased its manufacturing capacity through the addition of a third production line at the Junction, Texas composites manufacturing unit and has started construction of a fourth line which is scheduled for completion by September 1996. The increased production of the Company's composite products and accordingly, the composites division's increased raw-material requirements has prompted the Company, in the first quarter of 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to the Junction operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third-parties, for other equipment which will be utilized in a second plastics reclamation line to produce raw-materials and which was used in the installation of the third production line at the Company's composite facility. The Company has also entered into a letter of intent with an Arkansas based manufacturing company to establish a new composites manufacturing facility in northern Arkansas. An entity has been established as Sutton Engineered Wood Products, and the Company anticipates contributing certain manufacturing assets for a minority interest in the Company. The Company intends to license its technologies to the new entity and it is anticipated that said entity will manufacture composites materials under an exclusive contract with the Company. The target date for start-up of the first phase of the new facility is the first quarter of 1997.

The Company believes that the additional production lines at Junction and Rogers, as well as the construction of the new composites facility should allow the Company to reduce its existing backlog, thereby significantly increasing sales and service to its existing customer base and to improve existing operating efficiencies as a result of increased economies of scale. However, the Company's operations remain subject to numerous risks associated with the continued establishment of its business, including lack of financing sources and competition from numerous large, well-established and well-capitalized competitors who manufacture products for the same applications. In addition, the Company has in the past and may again in the future, encounter unanticipated problems, including manufacturing, distribution, and marketing difficulties, some of which may be beyond the Company's financial and technical abilities to resolve. The occurrence of, or failure to adequately address such difficulties could have a material adverse effect on the Company's prospects, including its ability to achieve anticipated sales levels, positive cash-flows from operations and profitability.

Six-months ended June 30, 1996 compared to six-months ended June 30, 1995
- -------------------------------------------------------------------------

Cost of goods sold was $3,689,251 for the six-months ended June 30, 1996 compared to $2,913,595 for the first half of 1995. The overall cost of goods sold to sales ratio showed a significant improvement over 1995. The increase in cost of goods sold was primarily attributable to increased raw material, labor costs, and start-up of the third extrusion line. Significant categories are as follows:

     Expense Category                        1996           1995
     ----------------                        ----           ----
     Payroll and payroll taxes            $1,495,562     $1,028,176
     Depreciation                            569,929        466,012
     Direct material costs                   491,915        535,075
     Other                                 1,131,845        884,332
                                          ----------     ----------
     Total                                $3,689,251     $2,913,595
                                          ==========     ==========


Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had a working capital deficit of $1,130,250 compared to a working capital deficit of $1,566,805 at December 31, 1995. The decreased deficit is primarily attributable to the Company's 1996 operating loss and a decrease in current maturities of long-term debt. Cash and cash equivalents decreased in the first half of 1996. Significant components of that decrease were: (i) cash used in operating activities of $814,960, which consisted of the net loss for the period of $910,663, reduced by depreciation and amortization of $591,196, and other uses of cash of $495,493; (ii) cash used in investing activities of $674,311, and (iii) cash provided by financing activities of $1,487,365. Payments on notes during the period were $374,538 and proceeds from the issuances of notes amounted to $269,155. At June 30, 1996, the Company had notes payable in the amount of $1,931,439, of which $822,298 were current notes payable or current portion of long-term debt. In January 1996, a major stockholder, Marjorie S. Brooks (the "Major Stockholder"), exercised 500,000 Class F Warrants. The proceeds from the exercise of these warrants, which amounted to $305,000, reduced the working capital deficit of the Company and were used to reduce current liabilities.

The Company maintains an accounts receivable factoring agreement for up to $650,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. At June 30, 1996, approximately $66,000 was available to factor additional receivables. The Company also maintains a line of credit from the Major Stockholder which consists of a long-term note payable, which had a balance of $1,243,371 at June 30, 1996, and a $433,097 revolving line of credit to be available as needed. As of June 30, 1996, the total amount of the line was available.

Since the completion of the first quarter, the Company has received additional sources of capital as described below, which have been primarily used to add
additional manufacturing capacity for composite production.   Historically,
revenues have not been sufficient to support the Company's current operational needs. However, the Company continues to attempt to improve production rates and efficiencies in an effort to reduce or eliminate the need for additional future capital to support existing operations. Further, continued improvements in production efficiency and capacity will be required for the Company to increase sales to a level that will allow the Company to attain profitability. There can be no assurance that such improvements in production efficiency or capacity will be achieved.

As previously disclosed, Management is currently undertaking steps to increase sales to its existing customer base by expanding its production capacity. The Company has recently added a third production line at its Composites Manufacturing Facility and intends to add a fourth production line by the end of June 1996. The Company expended approximately $788,416 during the second quarter for a third and fourth extrusion line and for additional building and site work at the Junction plant. To finance existing operations and the required capital expenditures, the following transactions were completed during or subsequent to the first quarter: (i) the Company traded assets for additional equipment which was deployed as part of the third production line; (ii) the Company received $305,000 from Warrant Conversions from the Major Stockholder as described above; (iii) the Company sold an aggregate of 1,666,893 shares of Class A Common Stock to accredited overseas investors in a transactions exempt under Regulation S of the Securities Act of 1933 for an aggregate purchase price of $1,146,000 and (iv) the Company sold 338,624 shares to an existing non-affiliated AERT shareholder for a purchase price of $200,000. The Company also restructured and refinanced an existing Note with the Dow Credit Corporation.
In addition to the foregoing, the Company has currently outstanding, approximately 4.2 million Class B Warrants with an exercise price of $3.00. The expiration date of the Class B Warrants is September 1, 1996. The Company also has outstanding 1,530,663 Private Placement Warrants held by non-affiliated entities, which, if exercised by holders, could generate equity capital for the Company (See Note 9 to the Financial Statements). The receipt of additional funds by the Company upon exercise of any such warrants, however, is subject to a number of contingencies, including, but not limited to, (i) compliance with applicable federal and state securities laws, (ii) the desire and ability of the holders to exercise their warrants, and (iii) the market price of the Company's stock.

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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention,evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. Although the March 14, 1995 Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. On June 13, 1996, the U.S. Court of Appeals issued a decision which vacated the judgment of invalidity against two AERT patents and upheld and affirmed the invalidity of two AERT patents. The Company is currently evaluating its legal options, and has until September 13, 1996 to further appeal the decision to the U.S. Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. In March 1996, the Court entered an Order which stayed Mobil's Motion for Attorneys' Fees and AERT's Motion for a New Trial, pending disposition of the appeal. As of this date, these Motions are still stayed before the Delaware Court. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation.

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


     ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



     /s/ David C. Chapman
     -------------------------------------------
     David C. Chapman, Chief Financial Officer



DATE:  August 14, 1996