Form 10-Q
period 1996-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1996-11-14
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1996
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

As of November 11, 1996, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 18,198,383 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                        PART I - FINANCIAL INFORMATION

                                                                           PAGE
ITEM 1    Financial Statements


          Balance Sheets, September 30, 1996 and December 31, 1995         1-2

          Statements of Operations,
          Three months and nine months ended September 30, 1996 and 1995   3

          Statements of Cash Flows,
          Nine months ended September 30, 1996 and 1995                    4

          Notes to Financial Statements                                    5-17

          Review Report of Arthur Andersen LLP,
          Independent Public Accountants                                   18

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              19-24


                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                                24-25

          Signatures                                                       26

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                                          ASSETS
                                                          ------

                                             September 30, 1996   December 31,
                                                (Unaudited)          1995
                                                -----------          ----
Current assets:
 Cash and cash equivalents                       $   16,234       $   15,350
 Receivables                                        481,434           48,463
 Inventories                                        462,505          648,211
 Prepaid expenses and other                         126,098          108,528
                                                 ----------       ----------
  Total current assets                            1,086,271          820,552
                                                 ----------       ----------
Buildings and equipment,
  at cost, including construction
  in progress of $794,296 at 9-30-96, and
  $22,946 at 12-31-95:
 Buildings                                          687,508          675,420
 Machinery and equipment                          8,637,867        7,985,870
 Transportation equipment                           133,527          112,411
 Office equipment                                   172,598          170,659
 Leasehold improvements                             315,331          315,331
                                                 ----------       ----------
                                                  9,946,831        9,259,691

 Less accumulated depreciation
  and amortization                                3,916,432        3,050,979
                                                 ----------       ----------
  Net buildings and equipment                     6,030,399        6,208,712
                                                 ----------       ----------
Other assets, at cost less accumulated
 amortization of $101,606 at 9-30-96, and
 $83,058 at 12-31-95                                327,500          328,478
                                                 ----------       ----------
                                                 $7,444,170       $7,357,742
                                                 ==========       ==========

The accompanying notes to the financial statements are an integral part of these financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                 September 30, 1996   December 31,
                                                                    (Unaudited)          1995
                                                                    -----------          ----
Current liabilities:
  Current maturities of long-term debt                              $    663,200     $    755,576
  Accounts payable - trade                                             1,110,976        1,078,243
  Payables to related parties                                            126,634          362,155
  Accrued liabilities                                                    329,399          166,779
  Notes payable                                                           95,530           14,604
                                                                    ------------     ------------
    Total current liabilities                                          2,325,739        2,377,357
                                                                    ------------     ------------
Long-term debt, less current maturities -
 Related parties                                                         902,257        1,102,554
 Other                                                                   105,657          164,088
                                                                    ------------     ------------
    Total long-term debt                                               1,007,914        1,266,642
                                                                    ------------     ------------
Stockholders' equity
  Preferred stock, $1 par value; 5,000,000
   shares authorized, none issued                                              -              -
  Class A common stock, $.01 par value;
   50,000,000 shares authorized, 18,198,383 (1996)
    and 15,692,866 (1995) shares issued and outstanding                  181,984          156,929
  Class B convertible common stock, $.01 par
   value; 7,500,000 shares authorized, 1,465,530
   shares issued and outstanding 1996 and 1995                            14,655           14,655
  Common Stock Subscribed                                                507,920              -
  Additional paid in capital                                          20,850,557       19,282,865
  Deficit accumulated                                                (17,444,599)     (15,740,706)
                                                                    ------------     ------------
    Total stockholders' equity                                         4,110,517        3,713,743
                                                                    ------------     ------------
                                                                    $  7,444,170     $  7,357,742
                                                                    ============     ============

The accompanying notes to the financial statements are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three months ended               Nine months ended
                                                          September 30,                   September 30,
                                                       ------------------               -----------------
                                                    1996               1995           1996             1995
                                                    ----               ----           ----             ----
Sales                                         $1,901,319         $1,693,444     $5,561,072       $4,260,418

Cost of Goods Sold                             2,185,426          1,786,749      5,867,368        4,700,344
                                              ----------         ----------     ----------       ----------
Gross Margin                                    (284,107)           (93,305)      (306,296)        (439,926)

Selling and Administrative Costs                 533,159            327,869      1,324,596        1,000,438
                                              ----------         ----------     ----------       ----------

Operating Loss                                  (817,266)          (421,174)    (1,630,892)      (1,440,364)

Other Income (Expense)
  Other Income                                         0                  8         20,399              792
  Interest Expense                               (43,063)           (74,070)      (160,500)        (207,604)
                                              ----------         ----------     ----------       ----------
Loss Before Extraordinary Gain                  (860,329)          (495,236)    (1,770,993)      (1,647,176)
                                              ----------         ----------     ----------       ----------
Extraordinary Gain, Net of 0 Income
 Tax Effect                                       67,100                  0         67,100                0
                                              ----------         ----------     ----------       ----------
Net Loss                                     $  (793,229)       $  (495,236)   $(1,703,893)     $(1,647,176)
                                             ============       ============   ============     ============

Net loss per share of common stock
                                                   ($.04)             ($.03)         ($.09)           ($.11)
                                              ===========        ===========    ===========      ===========
Weighted average number of
 common shares outstanding                     19,663,913         15,511,477     18,708,340       15,506,233
                                              ===========        ===========    ===========      ===========

The accompanying notes to the financial statements are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine months      Nine months
                                                        ended             ended
                                                     September 30,     September 30,
                                                         1996             1995
                                                    --------------    ---------------
Cash flows from operating activities:
     Net loss                                        $ (1,703,893)     $(1,647,176)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Extraordinary Gain                                       (67,100)
 Depreciation                                             909,726          771,181
 Amortization of other assets                              18,548           17,281
 Gain on disposition of assets                                  -             (734)
 Increase in other assets                                 (17,510)         (36,151)
 Changes in current assets & current liabilities         (223,617)         341,671
                                                      -----------      -----------

 Net cash used in operating activities                 (1,083,906)         553,928)

Cash flows from investing activities:
 Additions to buildings and equipment                    (870,301)         (45,598)
 Proceeds of insurance reimbursement                      124,602            5,000
                                                      -----------      -----------

 Net cash used in investing activities                   (745,699)         (40,598)
                                                      -----------      -----------

Cash flows from financing activities:
 Proceeds from issuance of notes                          269,155        1,035,696
 Payments on notes                                       (539,333)       (446,447)
 Proceeds from issuance of common stock, net            2,100,669               -
                                                    -------------      -----------

 Net cash provided by financing activities              1,830,491         618,204
                                                     -------------     -----------
Increase (Decrease) in cash & cash equivalents                886          23,678
Cash and cash equivalents:
Beginning of period                                        15,350           5,977
                                                      -----------     -----------
End of period                                         $    16,236     $    29,655
                                                      ===========     ===========


The accompanying notes to the financial statements are an integral part of these financial statements.

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

Note 3:  Future operations
--------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 1996, the Company had a working capital deficit of $1,239,468 and had incurred net losses of $1,703,893 for the nine months ended September 30, 1996. The Company, since inception, has not achieved a successful level of operations nor is there any assurance that the Company will be able to achieve future revenue levels sufficient to support existing operations, generate positive cash flow from operations or recover its investment in its property, plant and equipment. Management believes that the Company's currently available borrowing capacity under its line of credit with a major shareholder is adequate to support its operations until successful production and sales levels are attained, but that it is likely the Company will need additional financing to fund payment of the Company's current maturities of long-term debt due in 1996. The Company has recently restructured its business in order to reduce its plastics division losses and is continuing in its efforts to increase composite sales to a level sufficient to obtain positive cash-flows and overall profitability. However, there can be no assurance that such production and sales levels will actually be reached. The Company is currently negotiating financing to allow for additional composite expansion and working capital which would be in addition to existing support from its major shareholders. The Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders. There is no commitment for such shareholders to continue such support beyond the current line of credit. The Company also has claims in litigation outstanding against it as described in
Note 13, the outcome of which is uncertain. There can be no assurance that the Company's financial resources (which at present are limited to a $433,097 line of credit as described in Note 6) will be adequate to support existing operations until such time, if ever, sales levels are sufficient to generate positive cash flow from operations. Further, if the litigated claims discussed in Note 13 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its product at economically feasible levels.

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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS 121 and determined that no impairment loss was required as of September 30, 1996. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. (Such long-lived assets primarily consist of the Company's Rogers and Junction manufacturing facilities.) The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels. The Company has restructured its Rogers plastics reclamation facility and believes that no significant production problems will recur at its Junction composite manufacturing facility. As such, management of the Company believes a reasonable basis exists for the use of such future estimates which are significantly better than past historical performance.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance during the last three months of 1996 will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Rogers and Junction manufacturing facilities which was $5,954,602 at September 30, 1996.


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

                                         Nine months          Nine months
                                            ended                ended
                                     September 30, 1996   September 30, 1995
                                         (unaudited)          (unaudited)
                                         -----------          -----------
       Receivables                       $(294,083)            $ 15,987
       Inventories                         128,204              183,037
       Prepaid expenses and other          (17,570)             (60,080)
       Accounts payable -
        trade & related parties           (202,788)             196,339
       Accrued liabilities                 162,620                6,388
                                         ---------             --------
                                         $(223,617)            $341,671
                                         =========             ========

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

In connection with the Rogers facility fire insurance proceeds the Company experienced an extraordinary gain of $67,100 and established a receivable from the insurance company of $138,888 (See note 14 to Financial Statements.)

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



     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                        September 30,   December 31,
                                            1996            1995
                                         (Unaudited)    ------------
                                        --------------
Raw materials                                $137,200       $ 54,279
Finished goods                                325,305        593,932
                                             --------       --------
                                             $462,505       $648,211
                                             ========       ========

       Other Assets
       ------------

Other assets consist primarily of the costs for the preparation of patent applications ($424,017 and $406,447 at September 30, 1996 and December 31, 1995, respectively) which are amortized using the straight-line method over 17 years. Also included in Other Assets are deposits of $5,089.

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

Recently Issued Accounting Standards
------------------------------------

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


Note 5:  Receivables
--------------------

In April 1993, the Company entered into an agreement with an affiliate whereby the Company agreed to sell certain of its trade receivables which the affiliate deems acceptable. Upon the acceptance of a sale of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During the nine months ended September 30, 1996, the Company sold an aggregate of approximately $6,031,298 in receivables under this agreement. Costs of approximately $53,455 associated with the factoring agreement are included in selling and administrative costs for the nine month period.


Note 6:  Notes payable - related parties
----------------------------------------

In July 1994, the Company obtained a $1,000,000 line of credit financing agreement with Jim G. and Marjorie S. Brooks. The credit line is secured by substantially all of the assets of the Company and accrues interest at a rate of 8.5% per annum. Proceeds from the line of credit were used to redeem notes payable to related parties and provide working capital for Company operations. At December 31, 1994, the outstanding balance on the line of credit was $1,411,903. In February 1995, the line of credit was increased to $2,000,000 of which approximately $1,566,903 was converted to a term note to be amortized at 9 3/4% over five years beginning April 1, 1995. The balance of $433,097 is a revolving credit line to be available as needed by the Company and as of September 30, 1996, the entire amount was available to the Company.

Note 7:  Long-term debt
-----------------------

Long-term debt as of September 30, 1996 and December 31, 1995, consisted of the following:

                                                                               September 30,             December 31,
                                                                                   1996                      1995
                                                                                   ----                      ----
Note payable, due in monthly installments
of $10,156 plus interest at prime plus two
percent (10.25% at September 30, 1996) through
August 1, 1996 and beginning September 1, 1996,
monthly installments of $15,354 including interest
at 10.75%; secured by certain manufacturing equipment,
inventories and receivables.                                                     $  240,824                $  324,970

Note payable, due in monthly installments of accrued
interest from January 1, 1995 through April 1, 1995,
and monthly installments of principal and interest
beginning May 1, 1995 with the remaining balance
due March 1, 1997, interest at eight percent, secured
by unescrowed shares of Class B Common Stock
owned by certain officers of the Company and certain
manufacturing equipment.                                                            151,971                   213,769

Note payable, to a related party, due in 60-monthly
installments of principal and interest, beginning
April 1, 1995, interest at 9.75%.                                                 1,220,185                 1,399,245

Other                                                                                58,134                    84,234
                                                                                 ----------                ----------

Total                                                                             1,671,114                 2,022,218

Less current maturities                                                             663,200                   755,576
                                                                                 ----------                ----------
Long-term debt, net of
 current maturities                                                              $1,007,914                $1,266,642
                                                                                 ==========                ==========

The fair value of the Company's outstanding debt is approximately equal to its carrying value at September 30, 1996.

The aggregate maturities of long-term debt as of September 30, 1996 are as follows:

          1997       $  663,200
          1998          421,804
          1999          363,363
          2000          222,747
          2001                0
                     ----------
                     $1,671,114
                     ==========


Note 8:  Interest
-----------------

Interest incurred, capitalized, expensed and cash payments for interest are summarized as follows:

                                   Nine months   Nine months
                                      ended         ended
                                    September     September
                                    30, 1996      30, 1995
                                   (unaudited)   (unaudited)
                                   ------------  ------------
Interest incurred                     $160,500      $207,604
Interest capitalized as
  part of the cost of machinery
  and equipment                              -             -
                                      --------      --------
Interest expensed                     $160,500      $207,604
                                      ========      ========
Cash payments for interest            $131,862      $163,983
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

In March 1992, the Company issued notice of redemption of the aforementioned Class A Warrants, of which approximately 4.3 million were outstanding on the redemption date of April 27, 1992. Prior to the redemption date, holders of 4,212,740 Class A Warrants exercised their warrants at $2.00 per warrant which totalled $8,425,480 in warrant exercise proceeds. Accordingly, the Company issued 4,212,740 shares of Class A Common Stock and 4,212,740 Class B Warrants to the exercisers of the Class A Warrants. The remaining unexercised Class A Warrants were redeemed at $0.05 per warrant. During the fourth quarter of 1992, holders of 300 Class B Warrants exercised their warrants at $3.00 per warrant. In August 1996, the Company's Board of Directors approved a resolution extending the expiration date of the outstanding Class B Warrants to January 1, 1998.

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

Also in connection with the Regulation S offering, the Company has reserved for issuance one Class E Warrant for each two shares of Class A Common Stock purchased by the aforementioned qualified foreign investors. The Class E Warrants were issued six months after the Class A Common stockholders' stock acquisition date, provided that the shares of Class A Common Stock were still owned by and registered in the name of the original purchaser as of such date. The Class E Warrant will expire two years from the date of issue and will be exercisable at $1.50 per share of Class A Common Stock for each Class E Warrant exercised. As of September 30, 1996 no Class E Warrants have been exercised and all such Warrants have expired.

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

In September 1996 the Company received $500,000 cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of the 762,194 shares of Class A common stock to be completed in October 1996.

At September 30, 1996, the Company had Class A Common Stock reserved for issuance as follows:

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

A summary of the activity in the Company's Stock Option Plans during the nine months ended September 30, 1996 is as follows:

                           Shares         Per Share
                           ------         ---------
Outstanding
 December 31, 1995      1,931,668     $.38 - $3.00
Granted                   100,000        $.81
Forfeited                     -           -
Exercised                     -           -
                        ---------
Outstanding
 September 30, 1996     2,031,668     $.38 - $3.00
                        =========
Exercisable
 September 30, 1996     1,054,668     $.38 - $3.00
                        =========

Note 11:  Significant customer
------------------------------

During the nine months ended September 30, 1996, the Company had $1,866,272 in sales to a single customer which represented 34% of total sales. Additionally, the Company had aggregate sales of $2,276,774 to three other customers which individually represent 24%, 12%, and 6% of total sales. During the nine months ended September 30, 1995, the Company had $1,605,229 in sales to a single customer which represented 38% of total sales.

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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. Although the March 14, 1995 Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. On June 13, 1996, the U.S. Court of Appeals issued a decision which vacated the judgment of invalidity against two AERT patents and upheld and affirmed the invalidity of two AERT patents. In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. In March 1996, the Court entered an Order which stayed Mobil's Motion for Attorneys' Fees and AERT's Motion for a New Trial, pending disposition of the appeal. On September 30, 1996, the Delaware Court stayed AERT's Motion to Supplement the Record on its Motion for a New Trial. As of this date, these Motions are still stayed before the Delaware Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation.

The Company's counterclaims against Mobil and other defendants are to be heard in a separate trial which has not yet been scheduled.

Note 14: Extraordinary gain
---------------------------

In September 1996 the Company experienced an extraordinary gain of $67,100 relating to the insurance proceeds for the loss of finished goods inventory destroyed in the Rogers facility fire. The Company was reimbursed for the inventory at a historical total cost which was greater than the book carrying value. In addition, capital equipment was destroyed having a net book value of $138,888 and a receivable was set-up as the Company expects to be fully reimbursed for the total fire loss. The impact of the extraordinary gain on the net loss per share of common stock was insignificant.

                              ARTHUR ANDERSEN LLP



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of September 30, 1996, and the related statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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


                                    s/s Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP

San Antonio, Texas
November 7, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company has developed technologies to reclaim polyethylene plastics and manufacture engineered composite products that exhibit superior moisture resistance and dimensional stability. To-date, the Company has received 13 United States Patents on its technologies and additional patent applications are currently pending. (Note: Legal Proceedings) The Company has built and currently operates a plastics reclamation facility in Rogers, Arkansas and a composites manufacturing facility in Junction, Texas. The Company is currently doubling the production capacity of the composites facility and has recently entered into agreements to establish an additional plastic reclamation facility for high-density polyethylene and a second composite manufacturing facility. The Company has experienced increased customer demand for its engineered composite products that are marketed under the trade-names, Moistureshield(TM) and CHOICEDEK(TM). The Company's efforts are now primarily directed towards increasing production capacity and increasing its production to supply its existing customer base, and promptly attaining positive cash-flows and profitability.

To-date, the Company has experienced a substantial backlog for its CHOICEDEK(TM) line of residential decking products through Weyerhaeuser Distribution and has commenced an expansion program intended to increase production capacity for Weyerhaeuser and its other OEM customers. To-date, the Company has been limited in its ability to supply the residential decking market and has only been able to supply its CHOICEDEK(TM) line to a limited number of distribution centers.

The Company's sales are now primarily focused towards the following three market areas which are currently supplied by the Company's composites manufacturing facility in Junction, Texas (the "Junction Facility"): (1) components for the national door and window market, (2) the heavy industrial flooring market as floor blocks for industrial applications, and (3) as decking components for commercial and residential applications through Weyerhaeuser. The Company will continue to primarily utilize production capacity of its plastics reclamation facility in Rogers, Arkansas (the "Rogers Facility") as its main source of plastic raw materials supply for the Junction facility. The Rogers facility experienced a fire during the third quarter that disrupted the operations at the Arkansas facility and intends to have it back in full production shortly. The Company has increased the production capacity of its composites manufacturing operation to levels that require substantially all of the Rogers Facility's production. In addition to purchasing additional plastics from outside vendors, the Company has also entered into an agreement to establish a second plastic reclamation facility, of which the Company intends to purchase the plastic output.

The Company, in addition to the fire at the Rogers facility mentioned above, has also experienced production difficulties and expansion delays during the last quarter, that limited its efforts to increase production and sales for its customers. The Company has recently added a third composite line and is awaiting back-ordered production equipment, which is required to finish and start up its fourth composite line at its Junction, Texas facility. The Company must establish and maintain increased composite production from its third and fourth lines in order to obtain positive cash-flows and profitability. The Company also believes it can obtain improved operating efficiencies and increased efficiencies of scale once the Junction, Texas expansion is complete. It is currently estimated that the fourth extrusion line will become operational during December.

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

Results of Operations
---------------------

Quarter ended September 30, 1996 compared to quarter ended September 30, 1995
-----------------------------------------------------------------------------

Net sales of $1,901,319 for the quarter ended September 30, 1996 represented an increase in sales of 12% or $207,875 over the third quarter of 1995. Sales by the composite products division increased from $1,612,106 in the third quarter of 1995 to $1,901,319 in the third quarter of 1996; an increase of 18%. This increase was due to increased production focus on composites in conjunction with partial start-up of a third extrusion line. The Company experienced production difficulties with the startup of its third extrusion line, and equipment delays for the completion of its fourth line during the quarter. Thus, unanticipated production problems limited the Company's ability to increase sales to its customers. The third line has recently been brought back on-line and the Company is intent on further increasing its production to supply the increased requirements of its existing customers.

Cost of goods sold was $2,185,426 for the third quarter of 1996 compared to $1,786,749 for the third quarter of 1995. The increase in cost of goods sold was primarily attributable to increased raw material, labor costs, and start-up of the third extrusion line, which resulted in less than desired operating efficiencies. Significant categories are as follows:

               Expense Category                   1996           1995
               ----------------                   ----           ----
               Payroll and payroll taxes        $  911,371     $  686,186
               Depreciation                        326,360        277,842
               Direct material costs               317,093        340,576
               Other                               631,602        482,145
                                                 ---------     ----------
               Total                            $2,185,426     $1,786,749
                                                ==========     ==========

Selling, general and administrative expenses were $533,159 for the quarter ended September 30, 1996 compared to $327,867 during the third quarter of 1995. A portion of the increase was attributable to increasing sales and distribution of CHOICEDEK(TM) Professional fees for the third quarter were $107,030. The net loss for the quarter ended September 30, 1996 was $793,229, or a net loss per weighted average common share outstanding of $.04. The loss compares to a loss of

$495,236, or a net loss per weighted average common share outstanding of $.03 for the three months ended September 30, 1995. The loss was attributable to costs associated with less than desired operating efficiencies in conjunction with increased labor and marketing costs. The fire at the Rogers facility and the change-over in raw materials also contributed to increased costs. The Company commenced limited operation of a third extrusion line during the quarter which experienced equipment problems that required warranty work by the manufacturer. The machinery was recently fixed and came back on line. The composites division has experienced unanticipated manufacturing difficulties during the last three quarters that resulted in poor operating efficiencies and higher costs. Local, state, and federal agencies are currently investigating whether these problems are intentional, and with the recent Rogers facility fire; related. The Company has recently added additional cleaning equipment and security equipment, including video surveillance cameras throughout the composite manufacturing facility in an attempt to prevent and stop these problems that appear to be of an ongoing nature. Management intends to continue to take such action as it deems necessary to resolve and eliminate these problems.

The Company's limited production capacity and delays associated with its composites plant expansion limited its ability to increase sales, primarily of CHOICEDEK(TM) during the quarter. To address the Company's current production backlog and further increase sales to its customers, the Company is increasing its composites manufacturing capacity through the recent addition of a third production line at the Junction, Texas composites manufacturing facility and has started construction of a fourth line which is scheduled for completion December 1996. The Company is currently gearing up its marketing and distribution to substantially increase sales of CHOICEDEK(TM) over previous periods. The increased production of the Company's composite products and accordingly, the composites division's increased raw-material requirements prompted the Company, in early 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to the Junction operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third-parties, for other equipment which will be utilized in a second plastics reclamation line to produce raw-materials and which was used in the installation of the third production line at the Company's composite facility. The Company has also entered into a letter of intent with an Arkansas based manufacturing company to establish a new composites manufacturing facility in northern Arkansas. An entity has been established as Sutton Engineered Wood Products, and the target date for start-up of the first phase of the new facility is currently estimated during the second quarter of 1997. The Company is currently rebuilding its Rogers plant that was damaged during the fire and is working to further improve its efficiency of operation and reduce costs through the rebuilding. The Company has also entered into an agreement to establish an additional production facility for HDPE.

The Company believes that the additional production lines at Junction and Rogers should allow the Company to improve and increase its production volumes, thereby significantly increasing sales and service to its existing customer base. The Company is also intent on improving existing operating efficiencies in order to reduce its composite manufacturing costs and has brought in outside expertise to assist management in obtaining its production objectives. However, the Company's operations remain subject to numerous risks associated with the continued establishment of its business, including lack of financing sources and competition from numerous large, well-established and well-capitalized competitors who manufacture products for the same applications. In addition, the Company has in the past and may again in the future, encounter unanticipated problems, including manufacturing, distribution, and marketing difficulties, some of which may be beyond the Company's financial and technical abilities to resolve. The occurrence of, or failure to adequately address such difficulties could have a material adverse effect on the Company's prospects, including its ability to achieve anticipated sales levels, positive cash-flows from operations and profitability.

The Company experienced an extraordinary gain for the third quarter which was the result of insurance proceeds for finished goods inventory lost due to the fire at the Rogers facility. The Company currently estimates the damages from the fire at $128,000 for inventory and $208,000 for equipment and installation, which will be fully covered by insurance.

Nine-months ended September 30, 1996 compared to nine-months ended September 30,
--------------------------------------------------------------------------------
1995
----

Cost of goods sold was $5,867,368 for the nine-months ended September 30, 1996 compared to $4,700,344 for the three quarters of 1995. The overall cost of goods sold to sales ratio showed an improvement over 1995. The increase in cost of goods sold was primarily attributable to increased raw material, labor costs, and start-up of the third extrusion line that resulted in less than desired operating efficiencies. Significant categories are as follows:

               Expense Category                   1996           1995
               ----------------                   ----           ----
               Payroll and payroll taxes       $2,372,882     $1,986,432
               Depreciation                       896,289        772,827
               Direct material costs              665,112        684,947
               Other                            1,933,085      1,256,138
                                               ----------     ----------
               Total                           $5,867,368     $4,700,344
                                               ==========     ==========

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had a working capital deficit of $1,239,468 compared to a working capital deficit of $1,566,805 at December 31, 1995. The decreased deficit is primarily attributable to the Company's 1996 operating loss and a decrease in current maturities of long-term debt. Cash and cash equivalents increased for the three quarters of 1996. Significant components of that decrease were: (i) cash used in operating activities of $1,083,906, which consisted of the net loss for the period of $1,703,893, reduced by depreciation and amortization of $909,726, and other uses of cash of $289,739; (ii) cash used in investing activities of $745,699, and (iii) cash provided by financing activities of $1,830,491. Payments on notes during the period were $571,358 and proceeds from the issuances of notes amounted to $269,155. At September 30, 1996, the Company had notes payable in the amount of $1,766,644, of which $758,730 were current notes payable or current portion of long-term debt. In January 1996, a major stockholder, Marjorie S. Brooks (the "Major Stockholder"), exercised 500,000 Class F Warrants. The proceeds from the exercise of these warrants, which amounted to $305,000, reduced the working capital deficit of the Company and were used to reduce current liabilities.

In September 1996 the Company received $500,000 cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 (See note 9 to Financial Statements.)

The Company maintains an accounts receivable factoring agreement for up to $700,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. At September 30, 1996, approximately $304,189 was available to factor additional receivables. The Company also maintains a line of credit from the Major Stockholder which consists of a long-term note payable, which had a balance of $1,224,511 at September 30, 1996, and a $433,097 revolving line of credit to be available as needed. As of September 30, 1996, the total amount of the line was available.

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

As previously disclosed, Management is currently undertaking steps to increase sales to its existing customer base by expanding its production capacity. The Company has recently added a third production line at its Composites Manufacturing Facility and intends to add a fourth production line by the end of December 1996. The Company expended approximately $155,116 during the third quarter for a fourth extrusion line and for additional building and site work at the Junction plant. To finance existing operations and the required capital expenditures, the following transactions were completed during or subsequent to the first quarter: (i) the Company traded assets for additional equipment which was deployed as part of the third production line; (ii) the Company received $305,000 from Warrant Conversions from the Major Stockholder as described above;
(iii) the Company sold an aggregate of 2,429,087 shares of Class A Common Stock to accredited overseas investors in a transactions exempt under Regulation S of the Securities Act of 1933 as amended for an aggregate purchase price of $1,646,000 and (iv) the Company sold 338,624 shares to an existing non-affiliated AERT shareholder for a purchase price of $200,000.

The Company also restructured and refinanced an existing Note with the Dow Credit Corporation. (See note: Financial Statement) In addition to the foregoing, the Company has currently outstanding, approximately 4.2 million Class B Warrants with an exercise price of $3.00. The expiration date of the Class B Warrants is January 1, 1998. The Company also has outstanding 1,530,663 Private Placement Warrants held by non-affiliated entities, which, if exercised by holders, could generate equity capital for the Company (See Note 9 to the Financial Statements). The receipt of additional funds by the Company upon exercise of any such warrants, however, is subject to a number of contingencies, including, but not limited to, (i) compliance with applicable federal and state securities laws, (ii) the desire and ability of the holders to exercise their warrants, and (iii) the market price of the Company's stock.

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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention,evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. Although the March 14, 1995 Motion is still pending before the Delaware Court, the Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. On June 13, 1996, the U.S. Court of Appeals issued a decision which vacated the judgment of invalidity against two AERT patents and upheld and affirmed the invalidity of two AERT patents. In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. In March 1996, the Court entered an Order which stayed Mobil's Motion for Attorneys' Fees and AERT's Motion for a New Trial, pending disposition of the appeal. On September 30, 1996, the Delaware Court stayed AERT's Motion to Supplement the Record on its Motion for a New Trial. As of this date, these Motions are still stayed before the Delaware Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation.

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


     ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     /s/ Joe G. Brooks
     ------------------------
     Joe G. Brooks, President


     /s/ Jake M. Bushey
     -------------------------------------
     Jake M. Bushey, Corporate Controller



DATE:  November 14, 1996