Form 10-K405
period 1996-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1997-04-15
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                     For the Year Ended December 31, 1996

                        Commission File Number 1-10367


              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

              DELAWARE                                 71-0675758
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

       206  1/2 E. EMMA AVENUE
       P.O. BOX 1237                                     72765
       SPRINGDALE, ARKANSAS                            (Zip Code)
(Address of Principal Executive Office)

Registrant's telephone number, including Area Code:  (501)750-1299

Securities Registered Pursuant to Section 12(b) of the Act:


                         Class A Common Stock, $.01 par value

                         Redeemable Class B Warrants


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES: [X] NO: [_]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES: [X] NO: [_]

Aggregate market value of voting stock held by non-affiliates of the registrant at April 14, 1997: $2,328,302

Number of shares of the common stock outstanding at April 14, 1997:
                                              Class A - 19,201,148
                                              Class B -  1,465,530

                                    PART I

ITEM 1.    BUSINESS

GENERAL

Advanced Environmental Recycling Technologies, Inc., ("AERT" or the "Company") was founded in 1988 by the Brooks family and associates of Springdale, Arkansas. Since inception, the Company has developed, patented, and commercialized several new technologies and products which significantly advances state-of-the-art reclamation of polyethylene plastic scrap and related manufacturing processes. The Company utilizes its proprietary technologies to produce a growing line of moisture-resistant and dimensionally stable, engineered composite building materials. Since inception to December 31, 1996, the Company has generated net sales of $18,936,984, as component parts primarily into the U.S. residential homebuilding market. The Company is currently comprised of two separate, yet interrelated manufacturing facilities; the Composites Manufacturing Unit located in Junction, Texas, which manufactures and markets unique engineered composite building materials made from reclaimed plastics and by-product wood fibers, and the Plastics Reclamation Unit located in Rogers, Arkansas, which reclaims waste plastics, processing various LDPE and HDPE materials that are used as feedstocks in the composite manufacturing process.

AERT's advanced composite materials exhibit numerous advantages over traditional wood and synthetic materials. These engineered composite materials are competitively priced, and through independent testing, have been shown not to rot, crack, warp or absorb moisture as compared to wood. In addition, the products are impervious to insects, do not require chemical or preservative treatments, and exhibit superior fire retardency as compared to competitive grades of wood. They can be welded and fused by heat, nailed, screwed, sawed, or drilled, and with minimal additional machining, can be formed into any desired shape. The Company markets its engineered composite building materials under the trade names MOISTURESHIELD(TM), LIFECYCLE(TM), and CHOICEDEK(TM) and markets these products into three areas; 1) the door and window component market, 2) the heavy industrial flooring market, and 3) the high-end residential and commercial decking market. The Company's MOISTURESHIELD(TM) and CHOICEDEK(TM) products are now rapidly gaining increased market acceptance in the growing field of engineered wood products.

The Company employs a four-part business strategy: (1) it utilizes low-cost waste products and internally-produced products as raw materials; (2) it configures its production facilities so that it can economically manufacture a broad range of products on the same equipment in short production runs; (3) it maintains a high level of technical and product support for its customers and places a major emphasis on quality control and consistency in regard to its products; and (4) its marketing program identifies and sells to niche markets with defined needs in which the Company believes it can be prominent or dominant. The Company markets its products through direct customer relationships utilizing management and internal sales personnel, and places a high emphasis on maintaining strong working relationships with its customers.

THE COMPOSITES UNIT

The Company's Composites Manufacturing Unit located in Junction, Texas manufactures and markets its moisture-resistant composite building materials under the trade names MOISTURESHIELD(TM), LIFECYCLE(TM), and CHOICEDEK(TM). The composite materials are hard, dense, short-grained substances with a dark, speckled surface appearance. Because of their plastic content, the composites can be engineered for moisture resistance, do not require preservative or chemical treatments like traditional wood, can be designed and extruded to customer specifications to minimize waste, and are less subject to rotting, cracking, warping, insect infestation and water absorption than conventional wood materials. Because of the wood fiber content, composites are less subject to thermal contraction or expansion and display greater dimensional stability than conventional plastic materials for such applications. The composites are denser than the straight-grained, clear grades of wood from western United States forests traditionally used in the building applications for which AERT's products compete.

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

The Composite Manufacturing Unit is comprised of a wood fiber raw material processing department, a composite extrusion department, a millwork and fabrication department, and a priming and paint department. The raw materials processing department consists of cedar fiber cleaning, drying, grinding and storage equipment; the extrusion department consists of three extrusion and downstream production lines; the millwork department consists of two molding and end-work lines; and the painting department consists of inspection, preparation and a painting and drying line. The Company is currently in process of upgrading the painting department with a larger and improved painting system, which should come on line during the second quarter of 1997. This line is designed to enhance the quality of the surface finish and allow the company to introduce an additional high end product line in the near future.

In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser, Inc. ("Weyerhaeuser") for sales of its LIFECYCLE(TM), line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser currently markets the product under the Company's trade-name, CHOICEDEK(TM), in a limited number of its 80 distribution and reload centers primarily in the southwest, west coast, and western mountain regions of the United States. The Company intends to continue to grow and add additional Weyerhaeuser distribution as production increases.

Due to increased composite sales demands, the Company is currently working to expand its composite manufacturing capacity by the addition of a fourth extrusion line in the near future. The Company is also working to establishing an additional composite manufacturing capability in conjunction with Sutton Engineered Wood Products near Harrison, Arkansas.

THE PLASTICS RECLAMATION UNIT

The Plastics Reclamation Unit located in Rogers, Arkansas was initially established to develop plastic recycling technology primarily to serve as a dependable, cost-effective source of plastic raw material for the Composites Manufacturing Unit. The Company began activities at its Plastics Reclamation Unit in 1990. Since that time, the Company has further developed and patented its proprietary waste plastics reclamation technologies which allows it to recover waste plastics from the by-product of paper recycling mills, as well as certain waste plastic from post-consumer or industrial plastic films. See " - Supply and Pricing of Raw Materials". Secondary fiber recovery mills recycle paper and polyethylene-coated paperboard to recover the paper fiber through a process known as hydropulping. The by-product of the hydropulping process is a water-saturated mixture of polyethylene and unrecovered paper fiber, which most such mills currently dispose of without further processing. Using certain plastics recycling technologies, which such paper recycling companies do not generally have available, the Company has been able to economically recover polyethylene suitable for use in its composite manufacturing process.

In 1991, while continuing to develop its initial plastic recycling technology, the Company entered into a technology development agreement with The Dow Chemical Company for the purpose of further developing and commercializing the Company's plastic reclamation technology for additional applications of polyethylene films. The Company received an initial 10 million pounds market development order from Dow in 1992 for recycled plastic. However, when federal recycling legislation and market development waned for recycled plastic, that order was restructured in 1994 allowing the Company to significantly reduce indebtedness. Pursuant to the restructuring, Dow forgave approximately $879,000 in debt from the Company in lieu of purchasing the remaining portion of the recycled plastic. Following the restructuring and completion of the Dow contract, the Company began utilizing production capacity not required for processing raw materials for the Composites Manufacturing Unit to produce other types of materials for sale to manufacturers of grocery bags, trash bags, and other manufacturers of plastic goods desiring recycled content in their products.

Through 1995, the Company's plastic reclamation facility was involved in sales of recycled plastics to third party film manufacturers. The materials desired by these customers required substantial processing beyond that necessary to produce raw materials for the composites facility and sufficient efficiencies of scale were never attained. This, coupled with increased sales of the Company's composite products, and the composites division's increased raw-material requirements, prompted the Company, in the first quarter of 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to the Junction operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third-parties, for other equipment which was utilized to produce raw-materials and for additional equipment necessary to complete the installation of a third production line at the Company's composite facility

The Company experienced a series of extensive fires that caused substantial damage during the last half of 1996 at its Rogers, Arkansas plastic reclamation facility. These fires in September and December of 1996 set back the Company's plastic reclamation program and limited composite sales growth. The Company is currently rebuilding said facility and has begun establishing a national supply network for polyethylene. These fires have been determined to be arson by authorities and an investigation is ongoing.

SUPPLY AND PRICING OF RAW MATERIALS

The Company's composites are currently manufactured from cedar fiber, polyethylene industrial and post-consumer film scrap and ground industrial and post-consumer high-density polyethylene containers as well as other sources of consistent polyethylene waste products. AERT has entered into informal supply agreements for the cedar fiber and a portion of the waste plastics used in its composite manufacturing process, although it is the Company's intention to enter into additional supply agreements in the future. The Company currently purchases raw materials from sources, which it believes are dependable and adequate for its short-term manufacturing requirements, and the Company believes suitable alternative sources are available. Additional raw material supply sources of both plastic and wood fiber will be required for the Company to continue to increase composite production and sales. However, a significant disruption of supply arrangements, a reduction in raw material consistency or quality or significant increases in raw material prices could have a material adverse effect on AERT's operations as recently experienced with the Rogers, Arkansas fires.

     Cedar Fiber. The composite facility is located near four cedar mills which extract cedar oil for perfumes and industrial detergents and dispose of the cedar fiber as a by-product of their operations. It is also sold in some instances as a horse stable bedding, or a drilling mud bridging agent. The Company, in the past, has purchased all of the wood fiber required for its manufacturing purposes from these mills. Although the Company believes it has access to sufficient supplies of cedar fiber to supply its initial customer requirements, the Company has manufactured its composite material with other types of wood fibers. The Company has commenced a testing program with hardwood waste, and believes that a number of substitute wood fibers could be satisfactorily used in its manufacturing process and that other sources are currently available. The Company may in the future, begin manufacturing a portion of its OEM products with wood fibers other than cedar. The pending Sutton Engineered Wood Products will focus primarily on raw material wood fiber sources other than cedar.

     Recycled Plastics. The cost of recycled waste plastics for use in the composites manufacturing process has been subject to significant market and quality fluctuations over the past several years and the Company has experienced supply problems associated with contaminated plastics in the past. In an effort to reduce its exposure to price volatility, inconsistent quality, and potential supply disruptions, the Company in 1990 developed its own patented plastic recycling technologies and established the waste Plastics Reclamation Unit in Rogers, Arkansas to assure itself of a cleaner, more dependable, and consistent supply of plastic raw material for its composite manufacturing operations. The Company has also recently established several additional plastic supply sourcing relationships in order to broaden its sources of supply.

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

These films are highly contaminated with paper and other non-plastic materials which makes them less desirable for traditional plastic uses, and thus lessens their value to producers of recycled plastics. However, plastic used for the Company's Composites Manufacturing Unit does not require the purity, extensive cleaning, additional washing and melt filtration associated with conventional plastics, and can be processed faster and more economically. Further, the contaminated plastics are acquired by the Company at minimal costs, primarily only the freight charges. By focusing on contaminated plastics, the Company is able to process these materials through its Plastics Reclamation Unit and produce an acceptable lower-cost feed stock for the composites facility. The Company believes that it has adequate and reliable sources of LDPE hydropulp and HDPE/LLDPE mixed plastic grocery bags for the foreseeable future once its Rogers plastic reclamation facility recommences operations. The Company also from time to time purchases plastic, if available at reasonable costs and quality, from outside sources, such as brokers or other plastic recyclers, to supplement the above described sources.

MARKETING AND SALES

The Company has directed its initial marketing activities to specialized market segments in the building and construction industry in which cost and physical characteristics place AERT's composite products, such as the subsurface component pieces of standard door and window products, at a competitive advantage over alternative conventional materials and in which the current weaknesses of composites (for example, certain of its strength and aesthetic characteristics) are not critical disadvantages. The Company has developed an extensive customer base in the national door and window market, and with Weyerhaeuser BMD, primarily through members of management, and strives to maintain strong customer relationships.

To the extent a prospective customer currently uses wood for such component pieces, the Company emphasizes the "value-added" potential of its MOISTURESHIELD(TM) composite product which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics. The Company also calls the prospective customer's attention to the savings in time and expense that can be achieved by designing into the equipment used in the extrusion process much of the millwork required in the customer's finished product. In addition, the Company emphasizes the customer's avoidance of the chemical treatments and in plant volatile organic compounds requirements often necessary to give competing wood products rot resistance and durability and the customer's avoidance of the substantial scrap wood or sawdust waste-product typically generated in the sawing and milling process. The Company also stresses the additional durability and performance of its products, which allows its customers to extend the lifetime or warranties of their products.

MOISTURESHIELD(TM) composites have been previously marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Reductions in construction activity could have an adverse effect on the demand for AERT composites; however, the Company believes that its market diversification program will reduce the effects that fluctuations in construction activity would have on the Company. The Company focuses heavily on products for the home improvement market, which often tends to increase in activity when housing starts decline, and the Company is further expanded its marketing focus and increasing its decking distribution with its CHOICEDEK(TM) products through Weyerhaeuser to accommodate a wider range of applications in order to avoid being totally dependent on one industry.

In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser for sales of its LIFECYCLE(TM) line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser currently markets the product under the Company's trade-name, CHOICEDEK(TM), in a limited number of its distribution and reload centers throughout the United States and Canada. The Company intends to further increase distribution and add additional markets during 1997 while continuing to increase sales in its initial decking markets. Weyerhaeuser markets CHOICEDEK(TM) primarily through independent contractor oriented lumber dealers. CHOICEDEK(TM) is promoted through displays at regional and local home and lawn and garden shows as well as store demonstration displays, and will soon be marketed via a web site on the internet. The internet site will target high end contractors and architects.

The Company currently maintains a concentrated customer base. The Company is unable to predict the future size of the markets for its composite building products, however, the Company believes that the national door and window and residential decking material markets are significant. The Company believes that it can further penetrate these markets and/or expand sales to its existing customer base if the Company's goals for increased production capacity and efficiency are achieved. By focusing its marketing strategy on a limited number of large door and window companies, and by initiating sales of its new decking products through the Weyerhaeuser marketing and distribution agreement, the Company believes it can increase market penetration and sales without significantly increasing administrative overhead. To a lesser extent, the Company's marketing focus also utilizes outside commissioned sales representatives for a portion of its door and window and decking customers.

REDUCTIONS IN CONSTRUCTION ACTIVITY; INTEREST RATE SENSITIVITY

AERT composites will be marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and to periodic downturns caused by general economic conditions. Increased interest rates can lead to reduced homebuilding activity. Reductions in construction activity could necessarily have an adverse effect on the demand for AERT composites. The Company, therefore, places a major emphasis on components for customers in the home improvement market. However, the Company has recently expanded its marketing focus to accommodate a wider range of products and applications, and is continuing to increase market distribution.

INDUSTRY STANDARDS

ASTM and certain industry trade organizations have established general standards and methods for measuring the characteristics of specific building materials. Users of building materials (and frequently, issuers of building codes) generally specify that the building materials comply with such standards relative to the proposed applications. In regard to decking, many areas require independent testing of specific test criteria in order to qualify for building code approval. The Company has generated a substantial amount of independent test data regarding its products and has developed an extensive field history in conjunction with positive customer satisfaction for its components through its large OEM customers. In addition, the Company has submitted its decking products to extensive independent testing by certified laboratories. The Company has submitted its decking to and successfully passed numerous extensive testing parameters. However, the Company has not to date submitted such independent testing to an evaluation service and received a BOCA (blanket building code approval) rating for its decking products. The Company currently submits its testing data and allows the user to determine suitability for the application. The lack of such a standard (and the independent assurance of extensive testing, quality control and performance capability which compliance with accepted standards typically provide), may limit the market potential of the Company's decking materials in certain areas and make potential purchasers of such building materials reluctant to use them until independent certification is granted by a universally recognized approval agency.

The Company has accumulated significant product test data and begun the internal preparation of proposed guidelines for wood-plastic composite materials for certain decking construction applications for submission and evaluation for an independent BOCA approval rating. The Company intends to submit its application in the near future. The consideration and evaluation of proposed testing standards for BOCA is sometimes a lengthy process, typically requiring several years at a minimum. The Company may also have to submit to additional independent testing to gain approval. Management believes the Company's decking products can meet and conform to nationally recognized BOCA performance standards and intends to obtain an independent BOCA approval rating in the future for its decking products.

COMPETITION

In seeking to introduce MOISTURESHIELD(TM) and CHOICEDEK(TM) composites as alternative building materials to high grade western pine and other woods, aluminum, high-performance plastics and other construction materials, the Company competes with major forestry product companies, aluminum fabricating companies, and major plastic and petrochemical companies. The conventional material manufacturers with which the Company must compete have, in many cases, long-established ties to the building and construction industry and have proven well-accepted products.

Many large competitors also have research and development budgets, marketing staffs and financial and other resources, which far surpass the resources of the Company. There can be no assurance that such competitors will not attempt to develop and introduce similar recycled composite materials. The Company must also compete in the building materials market with certain other plastics recyclers currently manufacturing recycled materials intended for similar building material applications, including decking and fencing. None of such recyclers, to the Company's knowledge, have achieved significant commercial acceptance to date, however, Mobil Oil Company entered the market in 1992 with a new composite products division and a decking and fencing product called Timbrex, which was recently renamed Trex. Mobil initiated a large national marketing and advertising program, attained significant distribution in the decking market and is a significant competitor in recycled plastic products. Mobil has challenged and invalidated four AERT composite patents, and is continuing to assert a claim for substantial attorney's fees against the Company. See (Item 3. "Legal Proceedings"). However, the U.S. Court of Appeals recently restored the validity of two of the four patents in suit.
Mobil also recently divested this division and reportedly sold it to a group of Trex managers. The new company is called The Trex Co., LLC. Therefore, as of this date, it appears Mobil Oil is no longer in this business, nor is it a competitor of the Company.

As the Company has developed its own plastics reclamation technologies, it has in certain instances been required to compete for raw materials with other plastics recyclers, or plastic resin producers, most of which are far larger and better established than the Company. However, management believes that its focus towards sources of contaminated polyethylene films that it recycles and uses in its composites business are less attractive to most producers of recycled plastics. As a result, the Company has not historically experienced significant competition for such raw materials. Further, the Company believes that the plastics reclamation processes it has developed for its composite manufacturing business are targeted to the waste management needs of particular industrial waste generators, to plastic film wastes and to other plastic waste generators, whose potential as a recycling source is not being utilized to a significant extent by current plastics recyclers, rather than to post-consumer, source-separated plastic containers recycling processes, in which a substantially greater number of plastics recyclers compete for plastic waste materials. As it grows, the Company now expects to encounter new entrants into the composites or plastics reclamation business which could effect the Company's source of raw materials supply and who may have substantially greater financial and other resources than the Company and which may include beverage bottlers, distributors and retailers as well as forestry product producers, petrochemical and other companies. For example, The Trex Co., LLC now competing with the Company for certain raw materials in connection with the production of its Trex product described above.

PATENTED AND PROPRIETARY TECHNOLOGY

The Company's composite manufacturing process and its development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets which are considered proprietary by the Company, as well as certain methods, processes and equipment designs for which the Company has sought additional patent protection. The Company has taken measures, which are designed to safeguard its trade secrets by, among other things, entering into confidentiality and nondisclosure agreements. Should the Company's trade secrets be disclosed notwithstanding these efforts, the business and prospects of the Company could be materially and adversely affected. The Company has filed seventeen patent applications and have received issuance from the United States Patent and Trademark Office for thirteen patents, five of which relate to the Company's composite materials manufacturing operations and eight of which relate to its waste plastics reclamation technologies. The patent applications recently allowed relate to the Company's extrusion process, extrusion apparatus, and its continuous down streaming cooling and forming conveyor system, and its plastic reclamation process and equipment. In February 1994, in litigation with Mobil Oil Corporation, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. (See Item 3. "Legal Proceedings"). The Company's additional pending applications relate to additional manufacturing apparatus, the composite product composition and technology involving its film reclamation processes. There can be no assurance such additional patents will be allowed, or if allowed that they will not be challenged and invalidated. The cost of patent protection, and in particular, patent litigation is extremely high. The Company intends to take other steps reasonably necessary in the future to protect its existing technology and any technology, which may be subsequently developed. The Company may license its technologies to industrial users in the future if licensing terms can be agreed upon and if the Company believes it can preserve adequate demand for its own products.

EMPLOYEES

At December 31, 1996, the Company employed 142 full-time personnel, 15 of whom are executive or office personnel and 127 of whom are full-time factory personnel. The Company, from time-to-time, employs additional persons on a part-time basis in its manufacturing operations. The Company anticipates that as its business expands it will employ additional management and factory personnel.

ITEM  2.  PROPERTY

The Company conducts its composite products manufacturing operations from a 49,000 square foot manufacturing and storage facility on a seven-acre site in Junction, Texas. The grounds and a 10,500 square foot building are leased from Marjorie S. Brooks, a major shareholder, under an agreement which expires April 30, 2001. The Company owns the building improvements located on the site and currently pays a monthly rent of $1,519 for the lease. The Company believes that the Junction facility is currently suitable for its composite materials manufacturing requirements, however, the Company is evaluating ways to establish additional composite capacity.

The Company's plastic reclamation facility is located in Rogers, Arkansas, where the Company leases 17,000 square feet for its manufacturing and warehouse facility and adjacent office space. This facility is being occupied under the provisions of a production lease which expires January 1, 1997 and contains five automatic renewal options of one year each. The lease agreement does not require any minimum lease payments, but requires payments based on plant production at a rate of $.02 per pound. This rental arrangement will remain in effect for any such renewal periods as well. The Company paid rent of $114,907 for this facility during the year ended December 31, 1996.

The Company's corporate offices are located in a 800 square foot leased office in Sprindale, Arkansas. The lease provides for a rental amount of $400 per month and is renewable on a month to month basis.

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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. On June, 1996, the U.S. Court of Appeals reversed a portion of the earlier ruling and restored the validity of two of the four patents in suit. The court let stand a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. With the recent appeals court ruling upholding the invalidity of two patents and the ruling of inequitable conduct, the Company has been advised that if and when the court decides to entertain Mobil's motion for the attorney's fees, and if and when Mobil decides to submit documentation and substantiate its claim, that the Company could face possible risk from an adverse decision from the court by awarding a portion of said fees to Mobil. The Company has been advised that it could face an aggressive challenge against it for a significant portion of said $2.7 million attorney's fees in an attempt to end this litigation prior to the companies prejudicial misconduct motion or pending counterclaims against Mobil being heard. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation. The Company believes that the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial could be addressed sometime during 1997 by the Delaware Court. The Company has not recorded any liability related to such litigation at December 31, 1996.

The Company feels it is also important to note that Mobil has recently divested itself of the Trex division and reportedly sold it to members of the Trex management group, several members of which have been involved in the litigation against the Company. With Mobil no longer involved with the business and apparently no longer a competitor, the Company is evaluating the current legal situation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 15, 1997, the Company's Class A Common Stock and the Company's Redeemable Class B Warrants are traded in the over-the-counter market and are listed on NASDAQ under the symbols AERTA and AERTZ, respectively. In order to remain listed on NASDAQ, the Company is required to meet certain criteria ("Maintenance Standards") established by NASDAQ. One such Maintenance Standard is a minimum bid price of $1.00 per share. If the bid price per share goes below $1.00, the security can remain on NASDAQ if the market value of the public float (the aggregate market value of voting stock held by nonaffiliates) remains at $1 million and the capital and surplus of the issuer is $2 million. As of December 31, 1996, the Company's bid price per share was below $1.00 and the Company had total stockholders' equity of approximately $3.1 million. Unaudited results subsequent to December 31, 1996, indicate that losses are continuing and that the Company continues to have negative cash flows from operating activities. Although the Company continues to seek to raise capital from equity sources, there can be no assurance that the Company will be able to maintain its listing on NASDAQ.

The following table sets forth the ranges of high and low bid prices (as reported by NASDAQ) of the Company's Class A Common Stock and Redeemable Class B Warrants, for the years ended December 31, 1994, 1995 and 1996. The quotations represent prices between dealers and do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                 Class A          Class B
                                               Common Stock      Warrants
                                               High    Low       High  Low
                                               -----  -----      ----  ---
Fiscal 1994
    First Quarter                               2.19    .50       .13  .03
    Second Quarter                               .88    .44       .03  .03
    Third Quarter                                .50    .19       .03  .03
    Fourth Quarter                               .56    .25       .06  .03
 Fiscal 1995
    First Quarter                                .53    .32       .06  .03
    Second Quarter                              2.06    .34        .*   .*
    Third Quarter                               2.00   1.00       .56  .13
    Fourth Quarter                              1.50    .94       .25  .09
 Fiscal 1996
    First Quarter                               1.31    .75       .19  .13
    Second Quarter                              1.63    .97       .38  .13
    Third Quarter                               1.00    .75       .13  .06
    Fourth Quarter                               .94    .34       .25  .06

* - No established public trading market.

As of April 15, 1997, there were 1,552 record holders of Class A Common Stock and 11 record holders of Class B Common Stock. The number of beneficial owners of the Class A Common Stock at April 15, 1997 is not known; however, based on inquiries to certain brokers, management believes the number of the beneficial owners of Class A Common Stock at April 15, 1997 was in excess of 5,000.

ITEM 6.      SELECTED FINANCIAL DATA

The following tables set forth selected historical data for the Company for the years ended December 31, 1992 through 1996. For the year ended December 31, 1996, the data was obtained from the Company financial statements contained in this document at pages F-1 through F-24. Data for the periods prior to December 31, 1996 was obtained from Item 6 of the Company's Annual Report or Form 10-K for the year ended December 31, 1995.

STATEMENTS OF OPERATIONS DATA:

                                             YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                          DEC. 31, 1996   DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993   DEC. 31, 1992
                                          --------------  --------------  --------------  --------------  --------------
Sales                                        $ 6,950,219    $  5,581,172     $ 3,675,018     $ 2,043,476     $   559,886
                                             -----------    ------------     -----------     -----------     -----------
Net Loss before
extraordinary
gain                                          (2,933,698)     (2,756,263)     (2,970,135)     (3,692,773)     (3,241,158)

Extraordinary
gain                                              36,666               -         879,373               -               -
                                             -----------    ------------     -----------     -----------     -----------
Net Loss                                      (2,897,032)     (2,756,263)     (2,090,762)     (3,692,773)     (3,241,158)
                                             ===========    ============     ===========     ===========     ===========
Net Loss before
extraordinary gain per common share                 (.15)           (.17)           (.21)           (.34)           (.34)

Extraordinary gain per common share                    -               -             .06               -               -
                                             -----------    ------------     -----------     -----------     -----------
Net Loss Per common
share/(1)/                                          (.15)           (.17)           (.15)           (.34)           (.34)
                                             ===========    ============     ===========     ===========     ===========

Weighted Average Number of Shares
Outstanding/(1)/                              19,134,484      15,779,721      14,166,869      10,853,938       9,579,858

BALANCE SHEET DATA:

                                          DEC. 31, 1996     DEC. 31, 1995     DEC. 31, 1994     DEC. 31, 1993     DEC. 31, 1992
                                          --------------    --------------    --------------    --------------    --------------
WORKING CAPITAL (DEFICIT)                     $(892,995)      $(1,556,805)       $ (599,753)       $ (701,142)        $  812,199
TOTAL ASSETS                                   6,725,599         7,357,742         8,781,907         9,146,981         9,925,393
LONG-TERM DEBT, LESS CURRENT MATURITIES          955,776         1,266,642         1,844,597           892,294           598,129
TOTAL LIABILITIES                              3,623,170         3,643,999         3,335,459         3,010,529         1,698,484
STOCK SUBSCRIPTION                                     -                 -                 -         1,000,000                 -
STOCKHOLDERS' EQUITY                          $3,102,379       $ 3,713,743        $5,446,448        $5,136,452        $8,226,909

(1) The net loss per share of common stock is based on the combined weighted average of shares of Class A and Class B Common Stock outstanding during the period. For purposes of such calculation, the 5,625,000 shares of Class B Common Stock which were placed in escrow in connection with the public offering in November 1989 (common stock equivalents) were not considered as outstanding after the date of the public offering since they were contingently cancelable if certain conditions did not occur. On March 31, 1995, all shares of Class B common stock held in escrow were canceled.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Year Ended December 31, 1996 Compared To Year Ended December 31, 1995
---------------------------------------------------------------------

Net sales increased to $6,950,219 for the year ended December 31, 1996, which represented an increase of $1,369,047 or 25% over the year ended December 31, 1995. 1996 composite sales consisted of door and window component sales of $4,633,720, decking material sales of $1,935,849, industrial flooring sales of $367,490, and other sales of $13,160. This compares with 1995 composite sales of $3,770,569 for door and window components, $762,179 for decking sales, $395,252 for industrial flooring sales, and other sales of $653,172.

The increase in composite sales was primarily attributable to the addition of a third extrusion line and related manufacturing equipment expansion which started production during mid 1996. Although production and sales increased over prior years, the Company was restrained in its attempt to further increase sales and supply its customer commitments due to production limitations and inefficiencies at the Junction, Texas composites facility. In addition, the Company experienced significant raw material problems with its plastic supplies, created when the Company had to purchase all plastic from outside vendors due to the extensive fires experienced at the Rogers plastic reclamation facility in September and December of 1996. Both fires were deemed arson by authorities. Members of management voluntarily submitted to and passed polygraph tests after the December fire.

The claim regarding the September fire was settled in late 1996 for approximately $379,000 and the Rogers plastic reclamation operation recommenced in late November. On December 15, 1996, the undamaged portion of the Rogers facility was then set fire and the manufacturing portion experienced extensive damage closing the facility. As of this date, the Company has submitted a claim for damages of $1.95 million dollars and has received a $350,000 advance from the insurance company. The Company intends to rebuild the Rogers facility and resume operations during the first half of 1997 and hopes to settle the second fire claim in the near future. Although the Company has established alternate supply sources and is currently meeting its customers minimum requirements, it will require the Rogers facility to provide the quality, consistency, and the volume of plastic required for the Company to continue to increase composite sales to a level required to attain profitability.

Cost of goods sold was $7,822,154 for 1996 compared to $6,183,924 for 1995.
The increase in cost of goods sold was primarily attributed to increased sales and increased raw material and labor costs associated with the less than
desirable operating efficiencies at the Junction facility.   The Company's
material and labor costs were adversely impacted by the quality and consistency of the outside vendor plastic raw material that it has had to utilize and increase purchases for due to the Rogers fires. In addition, these costs increased in both real dollars and as a percent of sales due to the excessive scrap rates and the inefficient utilization of the regrindable scrap. Significant categories are as follows:

               Expense Category                         1996        1995
               ----------------                         ----        ----
               Payroll and payroll taxes            $3,043,797   $2,169,987
               Depreciation                          1,194,406    1,043,804
               Raw Materials                         1,077,054      858,058
               Other                                 2,506,897    2,112,075
                                                    ----------   ----------
               Total                                $7,822,154   $6,183,924
                                                    ==========   ==========

Selling, General and Administrative expenses during 1996 were $1,687,697 compared to $1,356,244 for 1995. The increase in Selling, General and Administrative expenses is primarily attributable to increased salaries and professional fees. In addition, the Company began a more extensive marketing program for its ChoiceDek(TM) products with the goal of increasing distribution and sales. As decking distribution increases, additional marketing expense will be incurred to further support increased sales levels.

The net loss for 1996 was $2,897,032 or a net loss per weighted average common share outstanding of $.15. This compares to a loss of $2,756,263 or a net loss per weighted average common share outstanding of $.17 for 1995. The 1996 loss did include a one-time charge of $129,767 which related to a write off of damaged equipment and leasehold improvements lost in the December fire in Rogers.

Through 1995, the Company's plastics reclamation facility was involved in sales of recycled plastics to third-party film manufacturers. The materials desired by these customers required substantial processing beyond that necessary to produce raw materials for the composites facility and efficiencies of scale were never attained. This, coupled with increased sales of the Company's composite products and accordingly, the composites division's increased raw material requirements prompted the Company, in the first quarter of 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to the Junction operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third parties, for other equipment which was utilized to produce raw-materials, and for additional equipment necessary to complete the installation of a third production line at the Company's composite facility.

Composites sales for 1996 were limited by equipment and manufacturing problems caused by tramp metal getting into both the extrusion systems and raw material processing systems during the second half of 1996. This evaded the Company's cleaning and safety systems and resulted in downtime, maintenance and repair costs, and increased scrap rates. Law enforcement agencies are currently investigating whether these incidents were intentional. The Company has taken additional security measures, including installation of surveillance cameras, and the addition of on-site security personnel which are intended to better protect the Company's facilities, however, there can be no assurance that such incidents will not continue to adversely impact the Company's operations.

The Company has recently been put on notice and advised by its current fire insurance carrier that due to the significant amount of loss from the two Rogers, Arkansas fires experienced during the second half of 1996 that it had chosen not to renew the Company's fire insurance policy when it expires in May 1997. The Company's insurance agent has begun searching for alternative coverage and has notified the Company that several other insurance carriers are interested in bidding on insuring the Company's facilities provided that 24 hour security is maintained and automatic fire protection devices are installed around heat sources. The Company has been advised that its deductible will most likely be increased above the current $25,000 amount. Although, the Company believes that under the above mentioned conditions it can obtain insurance, as of this date it has not yet been renewed. Therefore, at present there can be no assurance that it can receive fire insurance coverage, or if it does receive coverage that it will be economical or cost effective.

Although the Company believes that reduced operating losses will continue into the 1st Quarter of 1997, substantial reductions of unit production costs are expected as a result of increased automation and streamlining of the Company's operation in Junction, Texas. The Company has also restructured its operations management regarding the composites division, bringing in a new Chief Operating Officer in February of 1997 to focus on improving production efficiencies and reducing manufacturing costs.

Year Ended December 31, 1995 Compared To Year Ended December 31, 1994
---------------------------------------------------------------------

Net sales increased 52% from $3,675,018 for the year ended December 31, 1994 to $5,581,172 for the year ended December 31, 1995. This increase is attributable to significant increases in sales of the Company's Composite Product division. Composite product sales of $4,532,748 for 1995 represented a 49% increase over the $3,049,013 in sales for 1994.

Increased sales volume from the composite manufacturing unit was the result of sales to new customers. The price decrease in the Company's composite products was attributable to a significant decrease in the price of competing wood products. Additionally, composites sales were affected by a drop-off in U.S. residential construction starts in February and March 1995, which resulted in slower door and window sales in the first and second quarter.

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

Cost of goods sold for the year-ended December 31, 1995 was $6,183,924 compared to $4,921,378 for 1994 which reflects an increase of $1,262,546. The most significant reason for this increase was increased production and sales of the composite products division. Significant expense categories were as follows:

               Expense Category                         1995         1994
               ----------------                         ----         ----
               Payroll and payroll taxes            $2,169,987   $2,016,991
               Depreciation                          1,043,804      865,195
               Raw Materials                           858,058      545,507
               Other                                 2,112,075    1,493,685
                                                    ----------   ----------
               Total                                $6,183,924   $4,921,378
                                                    ==========   ==========

Selling and Administrative Costs decreased slightly from $1,513,254 for the year-ended December 31, 1994 to $1,356,244 for 1995. The decrease is Selling, General and Administrative and is primarily attributed to decreased legal expenses.

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

The net loss for the year ended December 31, 1995 was $2,756,263, or $.17 per share. This compares with a loss of $2,090,762, or $.15 per share, for the year ended December 31, 1994.

Liquidity and Capital Resources
-------------------------------

At December 31, 1996, the Company had a working capital deficit of $892,995 compared to a working capital deficit of $1,566,805 at December 31, 1995. The decreased deficit is primarily attributable to the Company's 1996 recording of a receivable from the insurance company regarding the Rogers fire at book value, which management believes is less than replacement cost and re-capitalization efforts through private placements of Class A common stock. Cash and cash equivalents increased $67,406 in 1996. Significant components of that increase were: (i) cash used in operating activities of $1,161,077, which consisted of the net loss for the period of $2,897,032 reduced by depreciation and amortization of $1,212,323, loss on disposition of equipment of $178,061, and other sources of cash of $345,571; (ii) cash used in investing activities of $830,328, and (iii) cash provided by financing activities of $1,922,812. Payments on notes during the period were $732,011 and proceeds from the issuance's of notes amounted to $369,155. At December 31, 1996, the Company had notes payable in the amount of $1,722,679, of which $705,344 were current notes payable or current portion of long-term debt. On November 1, 1995, the Major Stockholders and certain non-affiliated shareholders exercised 1,630,496 Class F Warrants. The proceeds from the exercise of these warrants, which amounted to $994,603, reduced the working capital deficit of the Company and were used to reduce current liabilities. In January 1996, the major stockholder exercised 500,000 Class F Warrants which provided an additional $305,000 which reduced current liabilities and the working capital deficit of the Company.

During the second quarter of 1996 the Company began an expansion project at the Junction, Texas facility and added a third extrusion line in an attempt to positively address increasing sales and a growing customer order backlog. The Company expended approximately $800,000 which is still ongoing into 1997. To finance this expansion in addition to providing additional working capital the Company completed a private placement offering in June of 1996 to qualified foreign investors under Regulation S of the Securities Act of 1993 with the issuance of 1,666,893 shares of Class A Common Stock. Net offering proceeds consisted of $1,146,000 in cash. As part of the offering, the Company has issued 242,878 Class I Warrants to the Stock Placement Distributor. The Class I Warrants expire three years from the date of issue and are exercisable at prices from $0.9375 to $1.125 per share of Class A Common Stock for each Class I Warrant exercised.

In May 1996, the Company completed a Private Placement Offering with the issuance of 338,624 shares of Class A Common Stock. Net offering proceeds consisted of $200,000 in cash.

During September 1996, the Company received $500,000 in cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1993 with the issuance of the 762,194 shares of Class A Common Stock completed in October 1996. In December 1996, the Company received $185,000 in cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1993 with the issuance of 228,571 Class A Common Stock completed in December 1996 and the remaining shares to be issued in 1997.

The Company maintains an accounts receivable factoring agreement for up to $700,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. At December 31, 1996, $712 was available to factor additional receivables. The Company also secured a line of credit from the Major Stockholders during 1994 which provided approximately $981,000 of additional cash for general corporate purposes through January 1995. In February 1995, this obligation was restructured, converting the amount previously advanced as of that date ($1,566,903) into long-term note payable and providing an additional $433,097 revolving line of credit to be available as needed. As of December 31, 1996, the total amount of the line was available.

Due to the Rogers fires, and to increasing customer demand, the Company must now rebuild the Rogers facility in conjunction with further expansion of its composite facilities during 1997. The Company is currently planning to upgrade its finishing and paint department in Junction, Texas and add a fourth extrusion line during 1997. The Company currently intends to obtain approximately $2.2 million in financing through a preferred stock placement to institutional investors. The preferred shares will pay a 10% dividend and will be convertible into Class A common stock. The Company will file a registration statement under Regulation D with the Securities and Exchange Commission. The Company believes that if it can improve the production rates and efficiencies it is experiencing as of the date of this filing in conjunction with rebuilding its Rogers Plastic Reclamation Facility and further improve production efficiencies, it will be able to achieve a level of operations in periods subsequent to the first quarter of 1997 and thereafter which will significantly reduce or eliminate the need for additional sources of capital to support its operations. Management believes that increased sales obtained with a third composite line operating for a full year and later fourth composites line to be completed by the third quarter 1997, in conjunction with reduced plastics division costs will allow it to attain profitability. As such, the Company believes it will be able to continue operating as a going concern for at least the following twelve months. Continued improvements in production efficiency and capacity as previously discussed will be required for the Company to increase sales levels to those necessary to attain profitable results of operations and provide funds to repay the Company's outstanding obligations. There can be no assurance that such improvements in production efficiency or capacity will be achieved by the Company.

While it is not anticipated that significant additional capital expenditures in addition to those discussed above will be required during 1997, management is currently evaluating plans to better position the Company to address potential increasing sales opportunities on a timely basis. This could require significant additional composite production capacity beyond that of the existing Junction facility and require additional funds for capital expenditures. Therefore, the Company has entered into a licensing and joint venture arrangement for additional composite manufacturing capacity with Sutton Engineered Wood Products. The Company has limited sources of equity financing other than discussed above to fund any additional capital expenditures, if necessary. One such source of financing could consist of certain of the Company's outstanding warrants. The Company has currently outstanding, approximately 4.2 million Class B Warrants with an exercise price of $3.00. The expiration date of the Class B Warrants has been extended to December 31, 1997. The Company also has outstanding 1,167,584 Private Placement Warrants held by non-affiliated entities, which, if exercised by holders, could generate equity capital for the Company (See Note 10 to the Financial Statements). The receipt of additional funds by the Company upon exercise of any such warrants, however, is subject to a number of contingencies, including, but not limited to, (i) compliance with applicable federal and state securities laws, (ii) the desire and ability of the holders to exercise their warrants,
(iii) the market price of the Company's stock, and (iv) status of the Company's business.

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

If the Company is unable to achieve and maintain a successful level of operations in the near future or unable to secure additional debt or equity financing to provide support to ongoing operations, or were it to be assessed the Mobil legal claims described in Note 14 to the financial statements, it is likely the Company will be unable to continue as a going concern. (See Note 2 to the accompanying financial statements)


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures with accountants during the periods reported upon herein.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

     NAME                      AGE          POSITION
     ----                      ---          --------
     Sal Miwa                  40           Chairman of the Board
     Stephen W. Brooks         40           Chief Executive Officer and Director
     Joe G. Brooks             41           President and Director
     Grant Martin              49           Chief Operating Officer
     Phillip W. Hyde           56           Vice President of Composites
     Marjorie S. Brooks        61           Director
     Jerry B. Burkett          41           Director
     Dr. James H. Culp         51           Director and Special Board Assistant
                                            to the CEO

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

Stephen W. Brooks was appointed to the Board of Directors of the Company on January 30, 1996 and elected Chief Executive Officer on August 26, 1996. Mr. Brooks is President of Razorback Farms, Inc., a Springdale, Arkansas based firm that specializes in vegetables for processing. Mr. Brooks also serves on the Boards of Razorback Farms, Inc. and The Ozark Food Processors Association.

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

J. Grant Martin joined the Company on February 24, 1996. As Chief Operating Officer, he assumes day-to-day control and operating responsibilities over the Company's composite manufacturing facility in Junction, Texas. Mr. Martin has extensive technical and manufacturing experience with companies in the United States and overseas. Mr. Martin was previously employed as Vice-President of operations of a large Texas manufacturing facility and prior to that served as a Vice-President of Operations for a national engineering testing company.

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

Dr. Culp received a B.S. Degree in Chemistry from the University of Alabama and Ph.D. Degree in Analytical and Nuclear Chemistry from Texas A&M University. Dr. Culp was an Assistance Professor at Texas A&M University Chemical Oceanography for two years before joining The Dow Chemical Company. Dr. Culp worked at Dow in research, manufacturing, business development, and supply chain for 23 years. His last responsibility at Dow was North American Supply Chain Director for Engineering Thermoplastics and North American Recycle Plastics Director. Dr. Culp retired from Dow in April, 1996. He joined the AERT Board as Director of Technology in July, 1996 and joined AERT as Special Board Assistant to the Chief Executive Officer in October, 1996.

Joe G. Brooks and Stephen W. Brooks are brothers and are sons of Marjorie S. Brooks. There are no other familial relationships between the current directors and executive officers.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company during the three years ended December 31, 1996 to each executive officer of the Company whose aggregate cash compensation exceeded $100,000, and to the chief executive officer.



                          SUMMARY COMPENSATION TABLE

           Annual Compensation                                 Long-Term Compensation
           -------------------                                 ----------------------
                                                                       Awards                              Payouts
                                                                       ------                              -------

                                                             Restricted      Securities              Long-term
Name and                                         Other      Annual Stock     Underlying              Incentive     All Other
Principal Position          Year       Salary    Bonus      Compensation       Awards      Options    Payouts     Compensation
------------------          ----       ------    -----      ------------       ------      -------    -------     ------------
Stephen W. Brooks           1996         $0       $0             $0              $0            0         $0            $0
Jim G. Brooks,              1995         $0       $0             $0              $0            0         $0            $0
Chief Executive             1994         $0       $0             $0              $0         500,000      $0            $0
Officer (9/28/93)                                                                              0
and Chairman of
the Board of
Directors


          AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 1995
                    AND OPTION VALUES AT DECEMBER 31, 1996

                                                 Number of               Value of Unexercised
                    Number of                    Unexercised Options     In-the-Money Options
                    Shares                       at December 31, 1995    at December 31, 1995
                    Acquired        Value        Exercisable/            Exercisable/
Name                on Exercise     Realized     Unexercisable           Unexercisable
-----------------------------------------------------------------------------------------------
Stephen W. Brooks       0             $0         25,000/25,000               $0/$0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors of the Company does not currently maintain a Compensation Committee. Accordingly, the Board of Directors, as a whole, reviews and acts upon personnel policies and executive compensation matters. Joe G. Brooks and Stephen W. Brooks serve as executive officers of the Company; however such individuals do not participate in compensation decisions or in forming compensation policies in which they have a personal interest, nor do they vote on any such matter.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1996, certain information with regard to the beneficial ownership of the Company's capital stock by each holder of 5% or more of the outstanding stock, by each director of the Company, and by all officers and directors as a group:

========================================================================================================================
Name and Address                  Title of          Number of Shares        Percentage of Class       Percentage of
of Beneficial Owner               Class(1)         of Common Stock(2)        Outstanding (2)(9)     Voting Power (2)(9)
-------------------               --------         ------------------        ------------------     ------------------
------------------------------------------------------------------------------------------------------------------------
Marjorie S. Brooks                Class A               9,525,331 (3)               26.7%                 38.4%
P.O. Box 1237                     Class B                 837,588 (4)               57.2%
Springdale, AR  72764
------------------------------------------------------------------------------------------------------------------------
Joe G. Brooks                     Class A                  505,601(5)                1.4%                  5.1%
950 North 2nd Street              Class B                  266,896                  18.2%
Rogers, AR  72756
------------------------------------------------------------------------------------------------------------------------
J. Douglas Brooks                 Class A                  429,666(6)                1.2%                  3.0%
950 North 2nd Street              Class B                  131,051                   8.9%
Rogers, AR  72756
------------------------------------------------------------------------------------------------------------------------
Jerry B. Burkett                  Class A                   84,000(7)                *                     *
1908 Oak                          Class B                   33,311                   *
Stuttgart, AR  72160
------------------------------------------------------------------------------------------------------------------------
Sal Miwa                          Class A                   53,000(8)                *                     *
One Blue Hill Plaza, Suite 815
Pearl River, NY  10965-8667
------------------------------------------------------------------------------------------------------------------------
Stephen W. Brooks                 Class A                   326,616                  1.0%                  2.2%
P.O. Box 291                      Class B                    89,311                  6.1%
Springdale, AR 72765
------------------------------------------------------------------------------------------------------------------------
All officers and directors        Class A                10,924,214                 30.6%                 44.6%
as a group (six persons)          Class B                 1,358,157                 92.7%
------------------------------------------------------------------------------------------------------------------------
* Less than 1%
========================================================================================================================

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

(3) Includes 4,023,715 shares owned directly, 200,000 shares issuable upon exercise of stock options, 3,000 shares issuable upon exercise of Class B Warrants, 325,000 shares issuable upon exercise of Class C Warrants issued in connection with a $225,000 Bridge Note purchased in 1993, 5,306,304 shares issuable upon exercise of Class F and Class G Warrants issued in connection with a private placement of Class A Common Stock in May of 1994 and 2,000,000 shares issuable upon exercise of Class H Warrants.

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

(9) Calculated based on 35,736,853 shares outstanding as of December 31, 1996, which includes 15,070,175 shares which any person has the right to acquire through the exercise of options and warrants within 60 days of December 31, 1995.

At April 15, 1997, there were 19,201,148 shares of Class A Common Stock and 1,465,530 shares of Class B Common Stock issued and outstanding. At that date, the directors and officers as a group directly owned shares representing approximately 49.6% of the votes entitled to be cast upon matters submitted to a vote of the Company's stockholders, and Marjorie S. Brooks and corporations controlled by her owned shares representing approximately 38.4% of the votes entitled to be cast and may be in a position to control the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a1), (a2), and (d). The Financial Statements listed in the accompanying Index to Financial Statements are filed as part of this report and such Index is hereby incorporated by reference. All schedules for which provision is made in the applicable accounting regulation on the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a3) and (c). The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report and such Index is hereby incorporated by reference.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Springdale, State of Arkansas, on the 15th day of April, 1997.


ADVANCED ENVIRONMENTAL RECYCLING
TECHNOLOGIES, INC.


BY: /S/ Joe G. Brooks                        /S/ Jake M. Bushey
------------------------------               -------------------------
  JOE G. BROOKS,                             JAKE M. BUSHEY,
  President                                  Corporate Controller

Date: April 15, 1997                         April 15, 1997
      --------------                         --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                    Title                                    Date
---------                    -----                                    ----

/S/ Sal Miwa                 Chairman of the Board                    April 15, 1997
----------------------
SAL MIWA


/S/ Joe G. Brooks            President and Director                   April 15, 1997
----------------------
JOE G. BROOKS


/S/ Jerry B. Burkett         Director                                 April 15, 1997
----------------------
JERRY B. BURKETT


/S/ Stephen W. Brooks        Chief Executive Officer and Director     April 15, 1997
----------------------
STEPHEN W. BROOKS


/S/ Marjorie S. Brooks       Director                                 April 15, 1997
----------------------
MARJORIE S. BROOKS

                                INDEX TO EXHIBITS

                                                                                      Sequential
Exhibit No.    Description of Exhibit                                                Page Number
-----------    ----------------------                                                -----------
3.1            Certificate of Incorporation, including Certificate of
               Amendment filed on June 12, 1989(a), and Certificate of
               Amendment filed on August 22, 1989.(b)
3.2            Certificate of Designation of Class B Common Stock.(a)
3.3            Bylaws of Registrant.(a)
4.1            Form of Class A Common Stock Certificate.(c)
4.2            Form of Class B Common Stock Certificate.(a)
4.3            Form of Warrant Agreement with American Stock Transfer
               & Trust Company, including Class A and Class B Common
               Stock Purchase Warrants.(a)
4.7            Form of Redeemable Class B Warrant Certificate.(c)
4.8            Form of Class C Warrant Certificate.(h)
4.9            Form of Class D Warrant Certificate.(h)
4.10           Form of Class E Warrant Certificate.(h)
4.11           Form of Class F Warrant Certificate.(i)
4.12           Form of Class G Warrant Certificate.(i)
4.13           Form of Class H Warrant Certificate.(j)
4.14           Form of Class I Warrant Certificate.(k)
4.15           Form of Class J Warrant Certificate.(l)
4.16           Form of Class K Warrant Certificate.(m)
10.9           Form of Right of Refusal Agreement among Class B
               Common Stockholders.(a)
10.10          1989 Stock Option plan.(a)
10.11          Form of Escrow Agreement with American Stock Transfer &
               Trust Company.(c)
10.15          Lease Agreement dated June 1, 1990 between the Registrant
               and J's Feed, Inc. for the Registrant's plastics reclamation facility.(e)
10.16          Loan Agreement dated June 13, 1991 with Dow Credit
               Corporation.(f)
10.16          Loan Agreement dated October 22, 1991 with Dow Credit
               Corporation.(f)
10.16          Loan Agreement with City of Rogers, arranged through
               Arkansas Industrial Development Commission.(f)
10.17          Lease Agreement dated June 15, 1992 between the Registrant and
               George's, Inc. for the Registrant's corporate office facility.(g)
10.18          Factoring Agreement dated April 30, 1993 between the Registrant and Brooks Investment Company.(h)
10.23          Private Placement Distribution Agreement dated September 23, 1993 between the Registrant and Berkshire International Finance,
               Inc.(h)
10.26          Lease Agreement dated June 16, 1994 between Registrant and
               Marjorie S. Brooks.(i)
10.27          Line of Credit Promissory Note payable to Jim G. Brooks and
               Marjorie S. Brooks.(i)
10.28          Amended and Restated Stock Option Plan.(i)

10.29          Non-Employee Director Stock Option Plan.(i)
10.30          Chairman Stock Option Plan.(i)
10.31 Factoring Agreement dated April 30, 1994 between the Registrant and Brooks Investment Company.(i)

_____________

* The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.
(a) Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.
(b) Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24,1989.
(c) Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.
(d)  Filed with Form 10-K for December 31, 1989.
(e)  Filed with Form 10-K for December 31, 1990.
(f) Contained in Exhibits to Post Effective Amendment No. 1 to Registration Statement on Form S-1, No. 33-29593, filed December 24, 1991.
(g)  Filed with Form 10-K for December 31, 1992.
(h)  Filed with Form 10-K for December 31, 1992.
(i)  Filed herewith with Form 10-K for December 31, 1994.
(j)  Filed herewith with Form 10-K for December 31, 1996.
(k)  Filed herewith with Form 10-K for December 31, 1996.
(l)  Filed herewith with Form 10-K for December 31, 1996.
(m)  Filed herewith with Form 10-K for December 31, 1996.

                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)

                         LIST OF FINANCIAL STATEMENTS

                               CERTAIN EXHIBITS

                         YEAR ENDED DECEMBER 31, 1996

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                             SPRINGDALE, ARKANSAS

             ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----
Financial statements:
     Report of Independent Public Accountants                    F-2
     Balance sheets                                              F-3 - F-4
     Statements of operations                                    F-5
     Statements of stockholders' equity                          F-6 - F-7
     Statements of cash flows                                    F-8
     Notes to financial statements                               F-9 - F-26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has not generated significant operating revenues, has incurred net losses since inception, has a working capital deficit at December 31, 1996, and is subject to certain claims in litigation as discussed in Note 14. Further, unaudited information subsequent to December 31, 1996 indicates that losses are continuing. These factors, among others, as discussed in Note 2, raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                        /s/  ARTHUR ANDERSEN LLP


San Antonio, Texas
March 14, 1997

                                    33(F-2)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                                            ASSETS
                                                            ------
                                               December 31,         December 31,
                                                   1996                 1995
                                                   ----                 ----
Current assets:
 Cash and cash equivalents                     $     82,756         $     15,350
 Receivables:
   Insurance                                      1,001,657                    -
   Trade                                              9,280               48,463
 Inventories                                        593,325              648,211
 Prepaid expenses and other                          87,381              108,528
                                               ------------         ------------
  Total current assets                            1,774,399              820,552
                                               ------------         ------------

Buildings and equipment,
  at cost, including construction
  in progress of $838,709 (1996) and
  $22,946 (1995):
 Buildings                                          687,509              675,420
 Machinery and equipment                          6,791,709            7,985,870
 Transportation equipment                           135,527              112,411
 Office equipment                                   172,597              170,659
 Leasehold improvements                                   -              315,331
                                               ------------         ------------
                                                  7,787,342            9,259,691

 Less accumulated depreciation
  and amortization                                3,182,679            3,050,979
                                               ------------         ------------
  Net buildings and equipment                     4,604,663            6,208,712
                                               ------------         ------------
Other assets, at cost less
 accumulated amortization of
 $107,798 (1996) and $83,058 (1995)                 346,487              328,478
                                               ------------         ------------
Total assets                                   $  6,725,549         $  7,357,742
                                               ============         ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

                                    34(F-3)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                            December 31,   December 31,
                                                                1996           1995
                                                                ----           ----
Current liabilities:
 Accounts payable - trade                                   $  1,224,711   $  1,078,243
 Accounts payable - related parties                              468,715        362,155
 Current maturities of long-term debt                            705,344        755,576
Accrued liabilities                                              207,065        166,779
 Notes payable                                                    61,559         14,604
                                                            ------------   ------------
  Total current liabilities                                    2,667,394      2,377,357
                                                            ------------   ------------
Long-term debt, less current maturities -
 Related parties                                                 799,554      1,102,554
 Other                                                           156,222        164,088
                                                            ------------   ------------
Total long-term debt                                             955,776      1,266,642
                                                            ------------   ------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1 par value; 5,000,000                              -              -
  shares authorized, none issued
 Class A common stock, $.01 par value;
  50,000,000 shares authorized, 19,201,148 (1996)                192,012        156,929
  and 15,692,866 (1995) issued and outstanding
 Class B convertible common stock, $.01 par value;
  7,500,000 shares authorized, 1,465,530 (1996) and
  1,465,530 (1995) issued and outstanding                         14,655         14,655
 Additional paid-in capital                                   21,533,450     19,282,865
 Accumulated deficit                                         (18,637,738)   (15,740,706)
                                                            ------------   ------------
 Total stockholders' equity                                    3,102,379      3,713,743
                                                            ------------   ------------
Total liabilities and stockholders' equity                  $  6,725,549   $  7,357,742
                                                            ============   ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

                                    35(F-4)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

                                           Year ended     Year ended     Year ended
                                          December 31,   December 31,   December 31,
                                                1996           1995           1994
                                                ----           ----           ----
Sales                                      $ 6,950,219    $ 5,581,172    $ 3,675,018

Cost of Goods Sold                           7,822,154      6,183,924      4,921,378
                                             ---------      ---------      ---------

Gross Margin                                  (871,935)      (602,752)    (1,246,360)

Loss on Disposal of Assets                     178,061        528,538              -

Selling and Administrative Costs             1,687,697      1,356,244      1,513,254
                                             ---------      ---------      ---------

Operating Income (Loss)                     (2,737,693)    (2,487,534)    (2,759,614)

Other Income (Expense):
 Other Income (Expense)                            599          1,098        (19,716)
 Interest Expense                             (196,604)      (269,827)      (190,805)
                                             ---------      ---------      ---------

Loss before extraordinary item              (2,933,698)    (2,756,263)    (2,970,135)

Extraordinary Gain                              36,666              -        879,373
                                           -----------    -----------        -------

Net loss                                   $(2,897,032)   $(2,756,263)   $(2,090,762)
                                           ===========    ===========    ===========

Loss per share of common stock
 before extraordinary gain                       ($.15)         ($.17)         ($.21)
                                           ===========    ===========    ===========

Extraordinary gain per share of common
stock                                               -              -            $.06
                                           ===========    ===========    ===========
Net loss per share of
common stock                                     ($.15)         ($.17)         ($.15)
                                           ===========    ===========    ===========
Weighted average number of
 common shares outstanding                  19,134,484     15,779,721     14,166,869
                                           ===========    ===========    ===========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                                    36(F-5)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Class A Common Stock
                                               --------------------
                                          Shares                 Amount
                                          ------                 ------
Balance - December 31, 1993             10,092,266              $100,923

Issuance of Class A
 Common stock                            3,945,772                39,457
Net loss for the year
 ended December 31, 1994                         -                     -
                                        ----------              --------
Balance - December 31, 1994             14,038,038              $140,380
                                        ==========              ========
Cancellation of 5,625,000
 Shares of Class B Common Stock                  -                     -
Exercise of Stock Options                   24,332                   244
Exercise of Class F Warrants             1,630,496                16,305
Net loss for the year ended
 December 31, 1995                               -                     -
                                        ----------              --------
Balance - December 31, 1995             15,692,866              $156,929
                                        ==========              ========
Exercise of Class F Warrants               500,000                 5,000
Net Proceeds from issuance of
Class A Common Stock                     2,996,282                29,963
Exercise of Stock Options                   12,000                   120
Net loss for the year ended
 December 31, 1996                               -                     -
                                        ----------              --------
Balance - December 31, 1996
                                        19,201,148              $192,012
                                        ==========              ========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                                    37(F-6)

                          Additional
                           Paid-in      Accumulated
 Class B Common Stock      Capital        Deficit        Total
 --------------------      -------        -------        -----
Shares          Amount
------          ------
 7,090,530     $ 70,905   $15,858,305  $(10,893,681)  $ 5,136,452


         -            -     2,361,301             -     2,400,758

         -            -             -    (2,090,762)   (2,090,762)
----------     --------   -----------  ------------   -----------

 7,090,530     $ 70,905   $18,219,606  $(12,984,443)  $ 5,446,448
==========     ========   ===========  ============   ===========


(5,625,000)     (56,250)       56,250             -             -
         -            -        28,711             -        28,955
         -            -       978,298             -       994,603

         -            -             -    (2,756,263)   (2,756,263)
----------     --------   -----------  ------------   -----------

 1,465,530     $ 14,655   $19,282,865  $(15,740,706)  $ 3,713,743
==========     ========   ===========  ============   ===========

         -            -       300,000             -       305,000

         -            -     1,942,785             -     1,972,748
         -            -         7,800             -         7,920

         -                               (2,897,032)   (2,897,032)
----------     --------   -----------  ------------   -----------

 1,465,530     $ 14,655   $21,533,450  $(18,637,738)  $ 3,102,379
==========     ========   ===========  ============   ===========

                                    38(F-7)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

                                                             Year ended     Year ended     Year ended
                                                            December 31,   December 31,   December 31,
                                                                1996           1995           1994
                                                            -------------  -------------  -------------
Cash flows from operating activities:
 Net loss                                                    $(2,897,032)   $(2,756,263)   $(2,090,762)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                                 1,212,323      1,084,280        938,126
 Amortization of other assets                                     24,740         23,257         20,223
 Loss on disposition of equipment                                178,061        527,804         19,736
 Increase in other assets                                        (42,749)       (38,130)       (49,624)
 Changes in operating assets & operating liabilities             400,246        671,536        223,648
  Extraordinary gain                                             (36,666)             -       (879,373)
                                                             -----------    -----------    -----------
 Net cash used in operating activities                        (1,161,077)      (487,516)    (1,818,026)
                                                             -----------    -----------    -----------
Cash flows from investing activities:
 Additions to buildings and equipment                         (1,073,409)      (248,603)      (835,921)
 Proceeds from sale of equipment                                       -          5,000         22,000
 Insurance recoveries, net of fire related expenses              379,080              -        543,305
                                                             -----------    -----------    -----------
 Net cash used in investing activities                          (694,329)      (243,603)      (270,616)
                                                             -----------    -----------    -----------
Cash flows from financing activities:
 Prepaid Stock Subscriptions                                      85,000              -              -
 Proceeds from issuance of notes                                 369,155      1,068,210      2,269,763
 Payments on notes                                              (732,011)    (1,351,276)      (747,866)
 Proceeds from issuance of common stock                        1,887,748              -        380,341
 Proceeds from warrant exercises, net                            305,000        994,603              -
 Proceeds from exercise of stock options, net                      7,920         28,955              -
                                                             -----------    -----------    -----------
 Net cash provided by financing                                1,922,812        740,492      1,902,238
  activities                                                 -----------    -----------    -----------
Increase (decrease) in cash & cash equivalents                    67,406          9,373       (186,404)
Cash and cash equivalents:                                        15,350          5,977        192,381
Beginning of period                                          -----------    -----------    -----------
End of period                                                $    82,756    $    15,350    $     5,977
                                                             ===========    ===========    ===========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                                    39(F-8)

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


Note 2:  Future operations
--------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1996 the Company had a working capital deficit of $892,995 and had incurred net losses of $2,897,032, $2,756,263, and $2,090,762 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company has incurred operating losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, unaudited information subsequent to December 31, 1996 indicates that losses are continuing. Such continuing losses have primarily been caused by significant problems in maintaining significant production volumes of products and in producing products at economically feasible operating cost levels. There is no assurance that the Company will be able to improve its

                                    40(F-9)
manufacturing process and operating costs to the extent necessary to reach successful operating levels. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders. There is no commitment for such shareholders to continue such support beyond the current line of credit. The Company also has claims in litigation outstanding against it as described in Note 14, the outcome of which is uncertain. There can be no assurance that the Company's financial resources (which at present are limited to a $433,097 line of credit as described in Note 5) will be adequate to support existing operations until such time, if ever, sales and manufacturing levels are sufficient to generate positive cash flow from operations. Further, if the litigated claims discussed in Note 14 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products at economically feasible levels.

The Company has developed, and is currently implementing, a production plan which Management believes will provide for better operating efficiencies and correct the production problems encountered in the past. Such plan includes increasing production capacity, changes to production management, further automation of the production process and better utilization of regrindable scrap. The Company is also seeking to raise approximately $2.2 million in an offering of preferred stock, and believes that such capital will be sufficient to support the Company until such time as the Company achieves positive cash flow from operations. However, it is possible additional financial resources may be necessary to fund maturities of debt and other obligations as they come due. There is no assurance the Company will be able to correct prior production problems and, improve operating efficiencies or that the Company will be successful in securing sufficient capital resources to support the Company until such time, if ever, the Company is able to generate positive cash flow from operations.

Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash-flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash-flows are less than the carrying value of such assets.

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and determined that no impairment loss was required as of December 31, 1996. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. (Such long-lived assets primarily consist of the Company's Rogers and Junction manufacturing facilities.) The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels. As disclosed in
Note 15, the Company intends to rebuild the Rogers plastics reclamation facility and believes that no significant production problems will recur at

                                   41(F-10)
its Junction composite manufacturing facility. As such, management of the Company believes a reasonable basis exists for the use of such future estimates which are significantly better than past historical performance.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance during the last nine months of 1997 will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Rogers and Junction manufacturing facilities which was $4,604,663 at December 31, 1996.

Note 3:  Significant accounting policies
----------------------------------------

     Statements of Cash Flows
     ------------------------

In order to determine net cash used in operating activities, net loss has been adjusted by, among other things, changes in operating assets and operating liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt, and advances from affiliates included in notes payable - related parties. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                 Year ended     Year ended    Year ended
                                 December 31,   December 31,  December 31,
                                    1996           1995          1994
                                    ----           ----          ----
Receivables                       $ 39,186       $ 12,457     $  83,709
Inventories                         (2,114)        62,483      (266,964)
Prepaid expenses and other          69,860          4,990       (11,198)
Accounts payable -
 trade & related parties           253,028        568,718       273,795
Accrued liabilities                 40,286         22,888       147,164
Other                                    -              -        (2,858)
                                  --------       --------     ---------

                                  $400,246       $671,536     $ 223,648
                                  ========       ========     =========

                                 Year ended     Year ended    Year ended
                                 December 31,   December 31,  December 31,
                                    1996           1995          1994
                                    ----           ----          ----
 Cash paid for interest           $168,322       $301,192     $  35,794
 Cash paid for taxes                     -              -             -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIANG ACTIVITIES:
Insurance proceeds due for fire losses of
 buildings and equipment                                  $1,001,660
Additions to buildings and equipment paid
 directly by insurance company                                83,842
Note payable for finacing of insurance policies               48,713

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                                   42(F-11)

     Buildings and Equipment
     -----------------------

Buildings and equipment contributed to the Company in exchange for Class B Common Stock are carried at the contributor's historical book value. Property additions and betterments include capitalized interest and acquisition, construction and administrative costs allocable to construction projects and property purchases. Gains or losses on sales or other dispositions of property are credited or charged to income.

Provision for depreciation of buildings and equipment is provided on a straight-line basis for buildings and leasehold improvements, transportation equipment and office equipment over the lesser of the estimated useful life of the asset or the term of the lease. During 1996 the Company changed depreciation methods for machinery and equipment from units of production to straight-line. The change in methods had no material impact for the periods presented. Estimated useful lives are: buildings and leasehold improvements - 6 to 20 years, transportation equipment - 3 to 5 years, office equipment - 5 years and machinery and equipment - 7 to 12 years (see note 2).

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                             December 31,  December 31,
                                1996          1995
                                ----          ----
Raw materials                $210,483      $133,781
Work in process               351,477       451,369
Finished goods                 31,365        63,061
                             --------      --------
                             $593,325      $648,211
                             ========      ========

     Other assets
     ------------

Other assets consist primarily of the costs for the preparation of patent applications of $332,596, net at December 31, 1996 which are amortized using the straight-line method over 17 years. Also included in other assets are deposits of $13,891.

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

                                   43(F-12)

     Recently Issued Accounting Standards
     ------------------------------------

SFAS No. 123, "Accounting for Stock-Based-Compensation," issued by the FASB in October 1995, encourages but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the 'fair value' method of accounting set forth in the statement. The Company has chosen to continue to account for its stock option plans and other stock-based compensation using the "intrinsic value" method of accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company's stock option plans and other stock-based compensation been determined consistent with SFAS No. 123, the Company's net loss and net loss per share of common stock would have been increased to the following pro forma amounts:
                                                    1996            1995
                                                    ----            ----
Net Loss                As Reported             (2,897,032)     (2,756,263)
                        Pro Forma               (4,140,251)     (3,217,929)
Net Loss per share of
 common stock           As Reported                   (.15)           (.17)
                        Pro Forma                     (.22)           (.20)

Because the SFAS No. 123 method of accounting has not been applied to awards granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse and will require the Company to classify its financial assets pledged as collateral separately in the financial statements.. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," SFAS No. 127 moves forward some, but not all, of the provisions of SFAS No. 125 to December 31, 1997. The Company presently factors, with recourse, receivables to a related party (see Note 4).

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share (EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share," SFAS No. 128 is effective for financial statements issued after December 15, 1997, and earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented.

Concentrations of Credit Risk
-----------------------------

The Company's revenues are derived principally from a number of regional and national door and window manufacturers and Weyerhaeuser, the Company's primary decking customer. This industry concentration has the potential to impact the Company's exposure to credit risk because the customers may be similarly affected by changes in economic or other conditions in the construction industry.

                                   44(F-13)

Disclosure About Fair Value of Financial Instruments
----------------------------------------------------

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

Note 4:  Receivables
--------------------

During 1996, the Company recorded Bad Debt Expense of $35,476 for uncollectible amounts previously factored by the Company. At December 31, 1996 the Company had $35,476 recorded as accounts payable to a related party for the uncollectible amounts.

In April 1994, the Company renewed an agreement with an affiliate whereby the Company agreed to sell certain of its trade receivables which the affiliate deems acceptable, up to $700,000 at any one time. Upon acceptance of a sale of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 1996, the Company sold an aggregate of approximately $7,317,000 in receivables under this agreement, of which $504,665 remains to be collected as of December 31, 1996. During 1995 and 1994, the Company sold an aggregate of approximately $5,852,000 and $3,726,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $61,555, $51,000 and $32,800 associated with the factoring agreement are included in selling and administrative costs at December 31, 1996, 1995, and 1994, respectively.

Note 5:  Notes payable - related parties
----------------------------------------

In July 1994, the Company obtained a $1,000,000 line of credit financing agreement with Jim G. and Marjorie S. Brooks. The credit line is secured by substantially all of the assets of the Company and accrues interest at a rate of 8.5% per annum. Proceeds from the line of credit were used to redeem certain outstanding notes payable to related parties and provide working capital for
Company operations.   In February 1995, the line of credit was increased to
$2,000,000 of which $1,566,903 is a term note to be amortized at 9 3/4% over five years beginning April 1, 1995 and the balance of $433,097 is a revolving credit line to be available as needed by the Company. At December 31, 1996 and 1995 the Company had no amounts outstanding under this line and $433,097 was available for future borrowings. This revolving line of credit expires in February 2000.

                                   45(F-14)

Note 6:  Long-term debt
-----------------------


Long-term debt as of December 31, 1996 and December 31, 1995, consisted of the following:

                                                                          1996          1995
                                                                          ----          ----
Note payable, payable on demand, otherwise, due in 23-
monthly installments of $10,156 plus interest at prime plus
two percent (10.50% at December 31, 1996) beginning
September 1, 1996; monthly installments of $15,354 including interest at 10.75% secured by certain manufacturing
equipment, inventories and receivables.  (See Note 12)               $  200,999   $  324,970


Note payable, due in monthly installments of accrued
interest from January 1, 1995 through April 1, 1995,
And monthly installments of principal and interest beginning
May 1, 1995 with the remaining balance due March 1, 1997,
interest at 8%, secured by unescrowed shares of Class B Common
Stock owned by certain officers of the Company
and certain manufacturing equipment.                                    130,536      213,769

Note payable, to a related party, due in 60-monthly
Installments of principal and interest, beginning
April 1, 1995, interest at 9.75%.                                     1,174,283    1,399,245

Note payable, accrued interest at 12% and principal are due
and payable on January 1, 1998.                                         100,000           --

Other
                                                                         55,302       84,234
                                                                     ----------   ----------

Total                                                                 1,661,120    2,022,218

Less current maturities                                                (705,344)    (755,576)
Long-term debt, net of                                               ----------   ----------

 current maturities                                                  $  955,776   $1,266,642
                                                                     ==========   ==========

During 1996, the Company refinanced the lump sum payment due on September 1, 1996 to Dow Credit Corporation of $253,878 to be paid in 18 monthly installments of $15,354 including interest at 10.75%.

Subsequent to December 31, 1996 the Company refinanced the note payable due March 1, 1997 with the terms of 24 monthly installments of $5,247 at 8%.

                                   46(F-15)

The aggregate maturities of long-term debt as of December 31, 1996 are as follows:

                    1997      $  705,344
                    1998         482,896
                    1999         373,617
                    2000          99,263
              Thereafter               -
                              ----------
                              $1,661,120
                              ==========

Note 7:  Stockholders' equity
-----------------------------

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

On November 9, 1989, the Company completed a public offering of 1,250,000 units, at a price to the public of $4.00 per unit. In December 1989, the Company sold an additional 100,000 units to the underwriter at the same price. Each unit consists of three shares of Class A Common Stock and three redeemable Class A Warrants, which are separable and transferable immediately upon issuance. Each Class A Warrant entitles the holder to purchase a unit consisting of one share of Class A Common Stock and one Class B Warrant at an exercise price of $2.00. Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $3.00. The Class A and Class B Warrants are redeemable at $.05 per Warrant at the option of the Company if certain public stock trading prices are achieved and were due to expire in November 1995.

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

In March 1992, the Company issued notice of redemption of the aforementioned Class A Warrants, of which approximately 4.3 million were outstanding on the redemption date of April 27, 1992. Prior to the redemption date, holders of 4,212,740 Class A Warrants exercised their warrants at $2.00 per warrant which totaled $8,425,480 in warrant exercise proceeds. Accordingly, the Company issued 4,212,740 shares of Class A Common Stock and 4,212,740 Class B Warrants to the exercisers of the Class A Warrants. The remaining unexercised Class A Warrants were redeemed at $0.05 per warrant. During the fourth quarter of 1992, holders of 300 Class B Warrants exercised their warrants at $3.00 per warrant. In August 1996, the Company's Board of

                                   47(F-16)

Directors approved a resolution extending the expiration date of the outstanding Class B Warrants to January 1, 1998. Under the provisions of SFAS No. 123, the extension of the Class B warrants qualifies as a "Modification of Outstanding Awards" and therefore has been included as a 1996 grant for purposes of SFAS No. 123.

On June 29, 1993, the Company circulated a private placement offering up to $1,200,000 in Bridge Notes and Class C Warrants. The notes were secured by certain equipment of the Company's composite products division, with accrued interest at the rate of 8% per annum, and matured June 29, 1994. The face amount of each Bridge Note was accompanied with an equal number of Class C Warrants which are exercisable ratably into one share of Class A Common Stock at an exercise price of $3.00 per share. The warrants expire on June 29, 1998. The Company raised $650,000 and issued 650,000 Class C Warrants in connection with this private placement offering. In May 1994, $600,000 of the Bridge Notes were converted into Class A Common Stock as a portion of the Private Placement Offering . In July 1994, the remaining $50,000 plus accrued interest was paid by the Company.

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

Also in connection with the Regulation S offering, the Company has reserved for issuance one Class E Warrant for each two shares of Class A Common Stock purchased by the aforementioned qualified foreign investors. The Class E Warrants will be issued six months after the Class A Common shareholders' stock acquisition date, provided that the shares of Class A Common Stock are still owned by and registered in the name of the original purchaser as of such date. The Class E Warrant will expire two years from the date of issue and will be exercisable at $1.50 per share of Class A Common Stock for each Class E Warrant exercised. As of December 31, 1996 no Class E Warrants have been exercised and all such Warrants have expired.

In May 1994, the Company completed a Private Placement Offering at market price to certain affiliated stockholders and bridge note holders with the issuance of 3,468,400 shares of Class A Common Stock, 3,468,400 Class F Warrants, and 3,468,400 Class G Warrants. Net offering proceeds of approximately $2,065,000 consisted of $2,020,000 conversion of debt and accrued interest and $45,000 in cash. The Class F and Class G Warrants expire five years from the date of issuance and are exercisable at a price of $.61 and $.92, respectively, per share of Class A Common Stock for each Class F or Class G Warrants exercised.

In 1995, in connection with an extension of a line of credit to the Company by a related party (see Note 5), the Company's Board of Directors authorized the issuance of up to 2,000,000 Class H Warrants on a one-for-one basis for each dollar advanced under the loan agreement and having an exercise price equal to the per share market value of the Company's Class A Common Stock on the date of such advances. While no warrants have been issued as of the date of this filing, all authorized Class H Warrants are currently issuable. Upon issue, the warrants will be exercisable at prices from $.39 to $.49 per share of Class A Common Stock for each Class H

                                   48(F-17)

Warrant exercised.  The Class H Warrants will expire in February 2005.

In May 1996, the Company completed a Private Placement Offering with the issuance of 338,624 shares of Class A Common Stock. Net offering proceeds consisted of $200,000 in cash.

In June 1996, the Company completed an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 1,666,893 shares of Class A Common Stock. Net offering proceeds consisted of $1,146,000 in cash. As part of the offering, the Company has issued 242,878 Class I Warrants to the Stock Placement Distributor. The Class I Warrants expire three years from the date of issue and are exercisable at prices ranging from $0.9375 to $1.125 per share of Class A Common Stock for each Class I Warrant exercised.

In September 1996, the Company received $500,000 in cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of the 762,194 shares of Class A Common Stock completed in October 1996.

In December 1996, the Company received $185,000 in cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 228,571 Class A Common Stock completed in December 1996 and the remaining shares to be issued in 1997.

In December 1996, in connection with a note payable of $100,000 (see Note 6), the Company authorized and issued two sets of Warrants, Class J for 200,000 and
Class K for 150,000.   Each Class J and Class K Warrant is exercisable on a one-
for-one basis with common stock. Each Class J Warrant is exercisable at $.50 per share and each Class K Warrant is exercisable at $.75 per share. Both Class J and Class K warrants expire five year from the date of issuance.

The weighted-average fair value of warrants issued during 1996 and 1995 was $0.21 and $0.24, respectively. The fair value of each warrant issued is estimated on the date of issue using the Black-Scholes option pricing model with the following weighted-average assumptions used for issuance in 1996 and 1995, respectively: risk-free interest rates of 7.2 and 5.9 percent; expected lives of
1.5 an 3.0 years; and expected volatility of 112.6 and 72.2 percent. Since no dividends are expected to be paid by the Company during the expected lives of the warrants, a dividend yield of zero was used for purposes of computing the fair value of the warrants.

                                   49(F-18)

At December 31, 1996, the Company had Class A Common Stock reserved for issuance as follows:


                                                      Weighted
                                 Class A              Average
                               Common Stock           Exercise
                                 Reserved              Price
                                 --------              -----
Class B Warrants                  4,212,440              $3.00
Stock option plans (See Note 8)   2,600,000                  -
Class C Warrants                    650,000              $3.00
Class D Warrants                    206,751              $1.50
Class E Warrants                          -                  -
Class F Warrants                  1,337,904              $0.61
Class G Warrants                  3,468,400              $0.92
Class H Warrants                  2,000,000              $0.47
Class I Warrants                    242,878              $0.97
Class J Warrants                    200,000              $0.50
Class K Warrants                    150,000              $0.75
                                 ----------              -----
                                 15,068,373              $1.57
                                 ==========              =====

As of April 14, 1997, the Company's Class A Common Stock and the Company's Redeemable Class B Warrants are traded in the over-the-counter market and are listed on NASDAQ under the symbols AERTA and AERTZ, respectively. In order to remain listed on NASDAQ, the Company is required to meet certain criteria ("Maintenance Standards") established by NASDAQ. One such Maintenance Standard is a minimum bid price of $1.00 per share. If the bid price per share goes below $1.00, the security can remain on NASDAQ if the market value of the public float (the aggregate market value of voting stock held by nonaffiliates) remains at $1 million and the capital and surplus of the issuer is $2 million. As of December 31, 1996, the Company's bid price per share was below $1.00 and the Company had total stockholders' equity of approximately $3.1 million. Unaudited results subsequent to December 31, 1996 indicate that losses are continuing and that the Company continues to have negative cash flows from operating activities. Although the Company continues to seek to raise capital from equity sources, there can be no assurance that the Company will be able to maintain its listing on NASDAQ.

                                   50(F-19)

Note 8: Stock option plans
--------------------------

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

The Company's stockholders also approved the Non-Employee Director Stock Option Plan (the "Director Plan'). The Director Plan provides for the issuance of options to purchase up to an aggregate of 500,000 shares of the Company's Class A Common Stock to eligible outside directors of the Company. Each eligible outside director will be granted options to purchase 25,000 shares of common stock annually commencing in 1995 and each year thereafter. In April 1996, 25,000 such options were granted to each of the four outside directors serving on the Board at that time.

Also in June 1994, stockholders of the Company approved the Chairman Stock Option Plan (the "Chairman Plan"). The Chairman Plan provides that Jim G. Brooks, the Company's Chairman and Chief Executive Officer be awarded a one-time grant, effective May 1, 1994, to purchase 500,000 shares of the Company's Class A Common Stock. The options granted are exercisable at $.63 per share and are vested at the rate of 20% per year commencing on the first anniversary of the grant date.

                                   51(F-20)

A summary of the activity in the Company's Stock Option Plans during the years ended December 31, 1996, 1995 and 1994 are as follows:


                                         1996               1995                    1994
                                  ----------------------------------------------------------------------------
                                                Weighted              Weighted             Weighted
                                                Average               Average              Average
                                                Exercise              Exercise             Exercise
                                      Shares     Price      Shares     Price     Shares     Price
                                  ----------------------------------------------------------------------------
Outstanding at beginning of year    1,506,668      $1.21  1,068,000      $1.56    932,000     $1.69
Granted                               145,000      $0.84    481,000      $0.40    136,000     $0.71
Exercised                             (12,000)     $0.66    (24,332)     $1.19          -         -
Forfeited                            (310,668)     $0.70    (18,000)     $0.72          -         -
Expired                                     -          -          -          -          -         -
                                  ----------------------------------------------------------------------------

Outstanding at end of year          1,329,000      $1.30  1,506,668      $1.21  1,068,000     $1.56

The weighted-average fair value of options granted during 1996 and 1995 was $0.73 and $0.22, respectively. The following table summarizes information about stock options outstanding under the Company's Stock Option Plans as of December 31, 1996:

                                           Options Outstanding           Options Exercisable
                     --------------------------------------------------------------------------------------
         Range                      Number        Wtd Avg      Wtd Avg         Number         Wtd Avg
          of                      Outstanding    Remaining    Exercise       Exercisable      Exercise
    Exercise Prices               at 12/31/96  Contract Life    Price        at 12/31/96       Price
-----------------------------------------------------------------------------------------------------------
    $0.38 - $0.48                      281,000   9.0 years    $0.41           145,666          $0.43
    $0.72 - $1.00                      298,334   7.9 years    $0.83           298,334          $0.83
    $1.13 - $1.69                      416,000   5.9 years    $1.41           416,000          $1.41
    $1.88 - $3.00                      333,666   5.4 years    $2.30           333,666          $2.30
                     --------------------------------------------------------------------------------------

    $0.38 -$3.00                     1,329,000   6.9 years    $1.30         1,193,666          $1.40

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.2 and 7.3 percent; expected lives of 3.0 and 3.8 years; and expected volatility of 92.7 and 71.3 percent. Since no dividends are expected to be paid by the Company during the expected lives of the options, a dividend yield of zero was used for purposes of computing the fair value of the options.

                                   52(F-21)

Note 9: Leases
--------------

At December 31, 1996, the Company was obligated under a non-cancelable sublease with a principal stockholder for land and building where a production facility is located. This lease has an expiration date of April 30, 2001, and rental payments of $1,519 per month. The Company also leases a production facility under an operating lease, which expired January 1, 1997 and contains five automatic renewal options of one year each. The Company has executed the fourth of the renewal options. This lease agreement does not require any minimum lease payments but requires payments based on product shipments at a rate of $.02 per pound. At December 31, 1996, the Company was obligated under various operating leases covering certain equipment. Rent expense under operating leases for the years ended December 31, 1996, 1995, and 1994 was $200,652, $200,417, and
$189,611, respectively. Future minimum lease payments required under operating leases are as follows:

     Fiscal Year
       1997                                       $ 37,848
       1998                                         26,784
       1999                                         26,784
       2000                                         20,820
       thereafter                                    8,669
                                                  --------
     Total minimum payments required              $120,905
                                                  ========

Note 10:  Income taxes
----------------------

Effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes". The adoption of SFAS No. 109 had no effect on the Company's financial position or results of operations, as the Company has generated book and tax losses for the period from inception.

As of December 31, 1996, the Company had net operating loss carry forwards of approximately $14 million for federal income tax purposes which are available to reduce future taxable income and will expire in 2003 through 2011 if not utilized and approximately $18.6 million for financial reporting purposes. For federal income tax purposes, the Company deferred for future amortization start-up costs in the amount of $9.4 million. Such costs, which have been expensed for financial reporting purposes, are being amortized for tax purposes over five years.

                                   53(F-22)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

                                         December 31,   December 31,   December 31,
                                             1996           1995           1994
                                             ----           ----           -----
Deferred income tax assets-
 Deferred start-up costs                  $ 1,540,000    $ 2,200,000    $ 2,550,000
 Net operating loss carry forward           4,885,000      3,300,000      1,244,000
 Valuation allowance                       (5,845,000)    (4,800,000)    (3,130,000)
                                          -----------    -----------    -----------
     Total deferred income tax assets     $   580,000    $   700,000    $   664,000
                                          ===========    ===========    ===========
Deferred income tax liabilities-
 Depreciation                             $   580,000    $   700,000    $   664,000
                                          -----------    -----------    -----------
     Total deferred income tax
      liabilities                         $   580,000    $   700,000    $   664,000
                                          ===========    ===========    ===========

As the Company has generated net operating losses since its inception and there is no assurance of future income, a valuation allowance of $5,845,000 has been established at December 31, 1996 to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the necessity for such valuation allowance in the future.

Note 11:  Significant customer
------------------------------

During the year ended December 31, 1996, the Company had $2,193,507 in sales to a single customer which represented 32% of total sales. Sales to this customer for the years ended December 31, 1995 and 1994 were $2,189,073 (39%) and $2,487,802 (68%), respectively. Additionally, the Company had sales of $1,935,849 to another customer, which represents 28% of total sales for the year ended December 31, 1996. Sales to this customer in 1995 were $653,412, which represented 12% of total sales for the year ended December 31, 1995.

Note 12: Dow Chemical Debt Retirement
-------------------------------------

On March 18, 1994, Dow Chemical and the Company reached an agreement whereby Dow Chemical's obligation to purchase material from the Company (10 million pounds of the Company's recycled plastic bag film resins) was terminated. In consideration for this release, Dow forgave the repayment of the $456,158 outstanding advance payment.

In addition, Dow Chemical paid the Dow Credit Corporation and forgave the Company's outstanding balance of $359,998 principal plus accrued interest under the loan agreement dated October 22, 1991, amended as of January 23, 1993, between Dow Credit and the Company. Also the outstanding balance of $440,000 principal plus accrued interest due Dow Credit under the loan agreement dated June 13, 1991, amended as of January 1, 1993 between Dow Credit and the Company was restructured whereby the Company will repay the entire principal balance due plus accrued interest. (See Note 6).

                                   54(F-23)

Further provisions of the agreement include the contribution in the amount of $50,000 of Dow-owned laboratory equipment to the Company and continued technical assistance from Dow Chemical. Accordingly, the Company has recognized an extraordinary gain primarily from the retirement of debt in the amount of $879,373 in the accompanying statement of operations.

Note 13:  Net loss per share of common stock
--------------------------------------------

The net loss per share of common stock was based on the combined weighted average number of shares of Class A and Class B Common Stock outstanding during the period. For purposes of such calculation, the 5,625,000 shares of Class B Common Stock which were placed in escrow in connection with the public offering and subsequently canceled were not considered as outstanding after the date of the public offering as the effect of such inclusion would be dilutive to the net loss per share calculation. Further, the Company's other common stock equivalents (options which accompanied the subordinated notes, Class A, B, C, D, E, F, G, H, I, J, and K Warrants issued or contingently issuable, and the stock options) have a dilutive effect on the loss per share calculation and, accordingly, were also excluded.

Had the May 1994 conversion of the various debt instruments into 3,468,400 shares of Class A Common Stock as discussed in Note 7 occurred effective at the later of the original issue date of the converted debt instruments or January 1, 1994, the net loss per share of common stock would have been $(.13) for the year ended December 31, 1994.

Note 14: Commitments and contingencies
--------------------------------------

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

In February 1994, after a trial on the patent issues, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. The jury also determined that Mobil had not infringed two of the four patents which AERT had asserted against Mobil. The jury verdict answered a number of interrogatories on

                                   55(F-24)
the factual issues, and rendered advisory findings for the Court on Mobil's allegation that AERT had obtained its patents by inequitable conduct. Thereafter, the Judge adopted the jury's advisory findings on inequitable conduct and held that each of the four AERT patents were unenforceable for failure to disclose certain alleged prior to the patent office during patent prosecution.

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

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently pending. With the recent appeals court ruling upholding the invalidity of two patents and the ruling of inequitable conduct, the Company has been advised that if and when the court decides to entertain Mobil's motion for the attorney's fees, and if and when Mobil decides to submit documentation and substantiate its claim, that the Company could face possible risk from an adverse decision from the court by awarding a portion of said fees to Mobil. The Company has been advised that it could face an aggressive challenge against it for a significant portion of said $2.7 million attorney's fees in an attempt to end this litigation prior to the companies prejudicial misconduct motion or pending counterclaims against Mobil being heard. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation. The Company has not recorded any liability related to such litigation at December 31, 1996.

                                   56(F-25)

Note 15: Accounting for Rogers Plastic Reclamation Facility Fires
-----------------------------------------------------------------

During 1996, the Company experienced two fires at the Rogers Plastic Reclamation Facility. In September, the Company experienced an extraordinary gain of $67,100 relating to the insurance proceeds for the loss of finished goods inventory destroyed. In addition, the final settlement of the insurance claim relating to the capital equipment destroyed in the September fire resulted in a gain of $167,034.

In connection with the December fire, the Company has recorded an extraordinary loss at December 31, 1996 of $130,368 and a receivable from the insurance company in the amount of $1,101,657, which represents the difference between the net book value of equipment lost in the December fire which the Company expects to be reimbursed for by insurance proceeds. As of December 31, 1996, $100,000 had been collected from the insurance company. The total claim amount is in excess of $1.95 million.

The impact of the extraordinary gain on the net loss per share of common stock was immaterial.

The Company has recently been put on notice and advised by its current fire insurance carrier that due to the significant amount of loss from the two Rogers, Arkansas fires experienced during the second half of 1996 that it had chosen not to renew the Company's fire insurance policy when it expires in May 1997. The Company's insurance carriers are interested in bidding on insuring the Company's facilities provided that 24 hour security is maintained and automatic fire protection devices are installed around heat sources. The Company has been advised that its deductible will most likely be increased above the current $25,000 amount. Although the Company believes that under the above mentioned conditions it can obtain insurance, as of this date it has not yet been renewed. Therefore, at present there can be no assurance that it can receive fire insurance coverage, or if it does receive coverage that it will be economical or cost effective.

                                   57(F-26)