Form 10-K405/A
period 1996-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1997-04-16
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K/A NO. 1

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

Aggregate market value of voting stock held by non-affiliates of the registrant at April 15, 1997: $2,328,302

Number of shares of the common stock outstanding at April 15, 1997:
                                              Class A - 19,201,148
                                              Class B -  1,465,530

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

10.29          Non-Employee Director Stock Option Plan.(i)
10.30          Chairman Stock Option Plan.(i)
10.31          Factoring Agreement dated April 30, 1994 between the Registrant and Brooks Investment Company.(i)
27             Financial Data Schedule.


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