Form 10-Q
period 1997-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1997-05-15
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


             (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                    Of The Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1997
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

YES: X     NO:

As of May 14, 1997, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 19,201,148 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                        PART I - FINANCIAL INFORMATION


                                                                        PAGE

ITEM 1  Financial Statements


        Balance Sheets, March 31, 1997 and December 31, 1996            1-2

        Statements of Operations,
        Three months ended March 31, 1997 and 1996                      3

        Statements of Cash Flows,
        Three months ended March 31, 1997 and 1996                      4

        Notes to Financial Statements                                   5-10

        Review Report of Arthur Andersen LLP,
        Independent Public Accountants                                  11

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             12-16

                          PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                               17-18

        Signatures                                                      19

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS


                                                        ASSETS
                                             -----------------------------

                                             March 31, 1997   December 31,
                                               (Unaudited)        1996
                                               -----------        ----
Current assets:
 Cash and cash equivalents                     $   29,131     $   82,756
 Receivables
   Insurance                                      754,008      1,001,657
   Trade                                          676,201          9,280
 Inventories                                      550,750        593,325
 Prepaid expenses and other                       100,459         87,381
                                               ----------     ----------
  Total current assets                          2,110,549      1,774,399
                                               ----------     ----------

Buildings and equipment,
  at cost, including construction
  in progress of $838,709 at 3-31-97, and
  $838,709 at 12-31-96:
 Buildings                                        687,509        687,509
 Machinery and equipment                        6,876,974      6,791,709
 Transportation equipment                         135,527        135,527
 Office equipment                                 174,062        172,597
                                               ----------     ----------
                                                7,874,072      7,787,342

 Less accumulated depreciation
  and amortization                              3,447,340      3,182,679
                                               ----------     ----------
  Net buildings and equipment                   4,426,732      4,604,663
                                               ----------     ----------

Other assets, at cost less accumulated
 amortization of $113,990 (1996), and
 $107,798 (1995), respectively                    344,680        346,487
                                               ----------     ----------

                                               $6,881,961     $6,725,549
                                               ==========     ==========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                          March 31, 1997   December 31,
                                                            (Unaudited)        1996
                                                          ---------------  -------------
Current liabilities:
  Accounts payable - trade                                  $  1,100,862   $  1,224,711
  Accounts Payable - related parties                           1,192,171        468,715
  Current maturities of long-term debt                           768,853        705,344
  Accrued liabilities                                            293,872        207,065
  Notes payable                                                        -         61,559
                                                            ------------   ------------
    Total current liabilities                                  3,355,758      2,667,394
                                                            ------------   ------------

 Long-term debt, less current maturities - Related parties       719,094        799,554
 Other                                                            80,172        156,222
                                                            ------------   ------------
    Total long-term debt                                         799,266        955,776
                                                            ------------   ------------

Commitments and contingencies

Stockholders' equity
 Preferred stock, $1 par value; 5,000,000
  shares authorized, none issued                                       -              -
 Class A common stock, $.01 par value;
  50,000,000 shares authorized, 19,201,148 (1997)
  and 19,201,148 (1996) shares issued and outstanding            192,012        192,012
 Class B convertible common stock, $.01 par
  value; 7,500,000 shares authorized, 1,465,530 (1997)
  and 1,465,530 (1996) shares issued and outstanding              14,655         14,655
 Additional paid in capital                                   21,777,450     21,533,450
 Accumulated Deficit                                         (19,257,180)   (18,637,738)
   Total stockholders' equity                               ------------   ------------
                                                               2,726,937      3,102,379
                                                            ------------   ------------

                                                            $  6,881,961   $  6,725,549
                                                            ============   ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                    Three months   Three months
                                        ended          ended
                                      March 31,      March 31,
                                        1997           1996
                                    -------------  -------------
Sales                                $ 1,747,802    $ 1,601,778

Cost of Goods Sold                     1,993,546      1,746,229
                                     -----------    -----------
Gross Margin
                                        (245,744)      (144,451)
Selling and Administrative Costs
                                         338,138        377,269
Operating Loss                       -----------    -----------

Other Income (Expense)                  (583,882)      (521,720)
 Other Income
 Interest Expense
                                               -             7
Net loss                                 (35,559)       (60,740)
                                     -----------    -----------
                                     $  (619,441)   $  (582,453)
                                     ===========    ===========

Net loss per share of
 common stock                              ($.03)         ($.03)
                                     ===========    ===========
Weighted average number of
 common shares outstanding            20,666,678     17,521,033
                                     ===========    ===========



The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Three months   Three months
                                                            ended          ended
                                                          March 31,      March 31,
                                                            1997           1996
                                                        -------------  -------------
Cash flows from operating activities:
 Net loss                                                 $ (619,441)     $(582,453)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                               264,661        277,998
 Amortization of other assets                                  6,192          6,117
 Increase in other assets                                     (4,385)       (14,600)
 Changes in operating assets & operating liabilities          46,638         89,837
                                                          ----------      ---------
 Net cash used in operating activities                      (306,335)      (223,101)
                                                          ----------      ---------
Cash flows from investing activities:
 Insurance proceeds                                          250,000               -
 Additions to buildings and equipment                        (86,730)        (9,005)
                                                          ----------      ---------
 Net cash provided by (used in) investing activities         163,270         (9,005)
                                                          ----------      ---------
Cash flows from financing activities:
 Proceeds from issuance of notes                                    -        75,551
 Payments on notes                                          (154,560)      (158,229)
 Proceeds from stock subscriptions                           244,000        305,000
                                                          ----------      ---------

 Net cash provided by financing activities                    89,440        222,322
                                                          ----------      ---------
Decrease in cash & cash equivalents                          (53,625)        (9,784)
Cash and cash equivalents:
Beginning of period                                           82,756         15,350
                                                          ----------      ---------
End of period                                             $   29,131      $   5,566
                                                          ==========      =========

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

Note 2:  Organization and Description of the Company
----------------------------------------------------

The Company has developed and commenced the manufacture of a composite building material from waste plastic and wood fiber waste for certain specialized applications in the construction industry. The Company has initially marketed this material as a substitute for wood and plastic filler materials for standard door frames, window sills, and decking. The Company is comprised of two separate, yet interrelated manufacturing facilities located in Junction, Texas and Rogers, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers and Weyerhaeuser, the Company's primary decking customer.

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

Note 3:  Future operations
--------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1997, the Company had a working capital deficit of $1,245,209 and had incurred net losses of $619,441 for the three months ended March 31, 1997. The Company, since inception, has not achieved a successful level of operations nor is there any assurance that the Company will be able to achieve future revenue levels sufficient to support existing operations, generate positive cash flow from operations or recover its investment in its property, plant and equipment. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders. There is no commitment for such shareholders to continue such support beyond the current line of credit. The Company also has claims in litigation outstanding against it as described in Note 6, the outcome of which is uncertain. There can be no assurance that the Company's financial resources will be adequate to support existing operations until such time, if ever, sales and manufacturing levels are sufficient to generate positive cash flow from operations. Further, if the litigated claims discussed in Note 6 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products at economically feasible levels.

The Company has developed, and is currently implementing, a production plan which Management believes will provide for better operating efficiencies and correct the production problems encountered in the past. Such plan includes increasing production capacity, changes to production management, further automation of the production process and better utilization of regrindable scrap. The Company is also seeking to raise approximately $2.2 million in an offering of preferred stock, and believes that such capital will be sufficient to support the Company until such time as the Company achieves positive cash flow from operations. However, it is possible additional financial resources may be necessary to fund maturities of debt and other obligations as they come due. There is no assurance the Company will be able to correct prior production problems and, improve operating efficiencies or that the Company will be successful in securing sufficient capital resources to support the Company until such time, if ever, the Company is able to generate positive cash flow.

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

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance during the last nine months of 1997 will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Rogers and Junction manufacturing facilities which was $4,426,732 at March 31, 1997.

Note 4:  Statement of Cash Flows
--------------------------------

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

                                             Three months     Three months
                                                 ended            ended
                                            March 31, 1997   March 31, 1996
                                              (unaudited)      (unaudited)
                                            --------------   --------------
       Receivables                             $(669,273)       $(100,927)
       Inventories                                42,575          171,279
       Prepaid expenses and other                (13,078)          60,477
       Accounts payable -
        trade & related parties                  599,607          (63,104)
       Accrued liabilities                        86,807           22,112
                                               ---------        ---------
                                                  46,638        $  89,837
                                               =========        =========

                                             Three months     Three months
                                                 ended            ended
                                            March 31, 1997   March 31, 1996
                                              (unaudited)      (unaudited)
                                            --------------   --------------
       Cash paid for interest                   $35,522          $52,763
       Cash paid for taxes                            -                -

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Note 5: Significant Accounting Policies
---------------------------------------

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                           March 31, 1997   December 31,
                             (Unaudited)        1996
                           ---------------  ------------
Raw materials                  $191,084       $210,483
Work in process                 319,457        351,477
Finished goods                   40,209         31,365
                               --------       --------
                               $550,750       $593,325
                               ========       ========


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

     Recently Issued Accounting Standards
     ------------------------------------

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse and will require the Company to classify its financial assets pledged as collateral separately in the financial statements. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In

December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," SFAS No. 127 moves forward some, but not all, of the provisions of SFAS No. 125 to December 31, 1997. The Company presently factors, with recourse, receivables to a related party. Effective January 1, 1997, the Company adopted SFAS No. 125.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share (EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 is effective for financial statements of issued after December 15, 1997, and earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented.


Note 6: Commitments and contingencies
-------------------------------------

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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. On June, 1996, the U.S. Court of Appeals reversed a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. With the recent appeals court ruling upholding the invalidity of two patents and the ruling of inequitable conduct, the Company has been advised that if and when the court decides to entertain Mobil's motion for the attorney's fees, and if and when Mobil decides to submit documentation and substantiate its claim, that the Company could face possible risk from an adverse decision from the court by awarding a portion of said fees to Mobil. The Company has been advised in a worse case scenario that it could face an aggressive challenge against it for a significant portion of the said $2.7 million attorney's fees in an attempt to end this litigation prior to the company's prejudicial misconduct motion or pending counterclaims against Mobil being heard. The Company will vigorously defend against Mobil's claim for attorneys, fees and costs, however, there can be no assurances as to the outcome of this litigation. The Company believes that the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial could be addressed sometime during 1997 by the Delaware Court. The Company has not recorded any liability related to such litigation at March 31, 1997.

                              ARTHUR ANDERSEN LLP



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of March 31, 1997, and the related statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the company's management.

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


San Antonio, Texas
May 6, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

The Company has developed technologies to reclaim polyethylene plastics and manufacture engineered composite products that exhibit superior moisture resistance and dimensional stability. To date, the Company has received 13 United States Patents on its technologies and additional patent applications are currently pending. (Note: Legal Proceedings) The Company has built and currently operates a plastics reclamation facility in Rogers, Arkansas (the "Rogers Facility") and a composites manufacturing facility in Junction, Texas (the "Junction Facility"). The Company has experienced increased customer demand for its engineered composite products that are marketed under the trade-names, Moistureshield/TM/ and CHOICEDEK/TM/. The Company's efforts are now primarily directed towards increasing production capacity and increasing its production to supply its existing customer base, and promptly attaining positive cash flows and profitability.

To date, the Company has experienced a substantial backlog for its CHOICEDEK/TM/ line of residential decking products through Weyerhaeuser Distribution and has commenced an expansion program intended to increase production capacity for Weyerhaeuser and its other OEM customers. To date, the Company has been limited in its ability to supply the residential decking market and has only been able to supply its CHOICEDEK/TM/ line to a limited number of distribution centers.

The Company's sales are now primarily focused towards the following three market areas which are currently supplied by the Company's composites manufacturing facility in Junction, Texas: (1) components for the national door and window market, (2) the heavy industrial flooring market as floor blocks for industrial applications, and (3) as decking components for commercial and residential applications through Weyerhaeuser. The Company experienced a series of extensive fires that caused substantial damage during the last half of 1996 at its Rogers, Arkansas plastic reclamation facility. These fires in September and December of 1996 halted the Company,s plastic reclamation program and limited composite sales growth. As of this date, the Company has received notification that the insurance company has concluded the property claim of $1.95 million is compensable under the terms and conditions of the policy and there are some differences in the measure of loss which the Company plans to resolve in the second quarter. The Company to date has received $1.1 million in advances from the insurance carrier. The Company is currently rebuilding said facility and intends to resume operations during the second quarter of 1997. Although the Company has established alternate supply sources and is currently meeting its customers minimum requirements, it will require the Rogers facility to come back on line to provide the quality, consistency, and volume of plastic required for the Company to continue to increase composite sales to a level required to attain profitability.

The Company, in conjunction with the fires at the Rogers facility mentioned above, has also experienced production difficulties associated with raw material problems with its plastic supplies, created when the Company had to purchase all plastic from outside vendors due to the above mentioned fires. The Company was also restrained in its efforts to further increase sales due to production limitations and inefficiences at the Junction,

Texas composites facility. The Company currently operates three extrusion lines at the Junction facility and due to increased composite sales demands is working to expand its composite manufacturing capacity by the addition of a fourth extrusion line in the near future. The Company is also working to establish an additional composite manufacturing capability with Sutton Engineered Wood Products near Harrison, Arkansas.

Due to the significant amount of loss from the two Rogers, Arkansas fires experienced during the second half of 1996, the Company was notified that its fire insurance carrier had chosen not to renew the policy when it expired on May 1997. The Company has been able to secure coverage for another year through a different carrier with an increase in premium and the deductible but with no lapse in coverage.

The Company is currently unable to predict the future size of the markets for its composite building products, however, the Company believes that the national door and window and residential decking material markets are significant. The Company believes that it can further penetrate these markets and/or expands sales to its existing customer base if the Company's goals for increased production capacity and efficiency are achieved. By focusing its marketing strategy on a limited number of large door and window companies, and by initiating sales of its new decking products through the Weyerhaeuser marketing and distribution agreement, the Company believes it can increase market penetration and sales without significantly increasing administrative overhead. Also, the Company's marketing focus utilizes outside commissioned sales representatives for a portion of its door and window accounts.

Results of Operations
---------------------

Quarter ended March 31, 1997 compared to quarter ended March 31, 1996
---------------------------------------------------------------------

Net sales of $1,747,802 for the quarter ended March 31, 1997 represented an increase in sales of 9% or $146,024 over the first quarter of 1996. Although there was an increase over the first quarter of 1996 and the Company continued to have a backlog of orders for its products, the Company was restrained in its efforts to further increase sales primarily due to the limited supply and quality of the raw material plastic. Sales during the quarter show a further correlation with this problem, with monthly sales of $409,038, $640,112, and $708,863 for January, February and March, respectively as the Company dealt with the problem of securing additional plastic vendors after the December 1996 fire at the Rogers facility.

Cost of goods sold was $1,993,546 for the first quarter of 1997 compared to $1,746,229 for the first quarter of 1996. Real dollars and the overall cost of goods sold to sales ratio increased from 1996 due to increased sales and less than desirable operating efficiencies at the Junction facility. The Company,s material and labor costs were adversely impacted by the quality and consistency of the outside vendor raw material plastic. In addition, these costs increased due to excessive scrap rates and inefficient utilization of the regrindable scrap primarily occurring in the month of January. Significant categories are as follows:

     Expense Category                   1997        1996
     ----------------                   ----        ----
     Payroll and payroll taxes      $  684,354  $  622,532
     Depreciation                      260,158     273,519
     Direct material costs             428,699     308,125
     Other                             620,335     542,053
                                    ----------  ----------
     Total                          $1,993,546  $1,746,229
                                    ==========  ==========

Selling, general and administrative expenses were $338,138 vs. $377,269 during the first quarter of 1996. The decrease in selling, general, and administrative expenses is primarily attributed to decreased professional fees and the Company,s efforts to reduce overhead and streamline operations.

The net loss for the quarter ended March 31, 1997 was $619,441, or a net loss per weighted average common share outstanding of $.03. The loss compares to a loss of $582,433, or a net loss per weighted average common share outstanding of $.03 for the three months ended March 31, 1996. The losses by month were $408,521, $132,913, and $78,007 for January, February, and March, respectively. The loss can be attributed to less than anticipated sales due to limited supply and quality of raw material plastic and less than desirable operating efficiencies at the Junction facility primarily occurring in the month of January.

The Company has developed, and is currently implementing, a production plan which Management believes will provide for better operating efficiencies and correct the production problems encountered in the past. Such plan includes increasing production capacity, changes to production management, further automation of the production process and better utilization of regrindable scrap. The Company has restructured its operations management regarding the composites division bringing in a new chief operating officer in February of 1997, and believes that with the planned additional production line, as well as resuming plastic production at the Rogers facility, the Company should be able to reduce its existing backlog, thereby significantly increasing sales to its existing customer base and to improve existing operating efficiencies as a result of increased economies of scale. However, the Company's operations remain subject to numerous risks associated with the continued establishment of its business, including lack of financial sources and competition from numerous large, well-established and well-capitalized competitors who manufacture products for the same applications. In addition, the Company has in the past and may again in the future, encounter unanticipated problems, including manufacturing, distribution, and marketing difficulties, some of which may be beyond the Company's financial and technical abilities to resolve. The occurrence of, or failure to adequately address such difficulties could have a material adverse effect on the Company's prospects, including its ability to achieve anticipated sales levels.

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, the Company had a working capital deficit of $1,245,209 compared to a working capital deficit of $1,781,768 at December 31, 1996. The decrease is primarily attributable to the Company's 1996 recording of a receivable from the insurance company regarding the Rogers fire. Cash and cash equivalents decreased $53,625 in the first quarter of 1997. Significant components of that decrease were: (I) cash used in operating activities of $306,335, which consisted of the net loss for the period of $619,441, reduced by depreciation and amortization of $271,101 and other uses of cash of $46,638; (ii) cash provided by investing activities of $163,270, and
(iii) cash provided by financing activities of $89,440. Payments on notes during the period were $154,560 and there were no proceeds from the issuances of notes. At March 31, 1997, the Company had notes payable in the amount of $1,568,119, of which $768,853 were current notes payable or current portion of long-term debt. In January 1996, a major stockholder, Marjorie S. Brooks (the "Major Stockholder"), exercised 500,000 Class F Warrants. The proceeds from the exercise of these warrants, which amounted to $305,000, reduced the working capital deficit of the Company and were used to reduce current liabilities.

The Company maintains an accounts receivable factoring agreement for up to $700,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. At March 31, 1997, approximately $102,389 was available to factor additional receivables. The Company also maintains a line of credit from the Major Stockholder which consists of a long-term note payable, which had a balance of $1,355,607 at March 31, 1997, and a $433,097 revolving line of credit to be available as needed. As of March 31, 1997, the total amount of the line was available.

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

As previously disclosed, Management is currently undertaking steps to increase sales to its existing customer base by expanding its production capacity. To finance existing operations and required capital expenditures, the following transactions were completed during or subsequent to the first quarter: (I) the Company received $244,000 cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933.

There can be no assurance that the Company will be able to maintain its current operating levels or achieve increased production volumes and sales levels or that the Company will be able to obtain additional capital resources to support manufacturing operations if required.

If the Company is unable to achieve and maintain a successful level of operations in the near future or unable to secure additional debt or equity financing to provide support for ongoing operations, or were it to be assessed the Mobil legal claims described in Note 6 to the financial statements, it is likely the Company would be unable to continue as a going concern.

The foregoing discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw material accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' plants, machinery, or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of

Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. On June, 1996, the U.S. Court of Appeals reversed a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. With the recent appeals court ruling upholding the invalidity of two patents and the ruling of inequitable conduct, the Company has been advised that if and when the court decides to entertain Mobil's motion for the attorney's fees, and if and when Mobil decides to submit documentation and substantiate its claim, that the Company could face possible risk from an adverse decision from the court by awarding a portion of said fees to Mobil. The Company has been advised in a worse case scenario that it could face an aggressive challenge against it for a significant portion of the said $2.7 million attorney's fees in an attempt to end this litigation prior to the companies prejudicial misconduct motion or pending counterclaims against Mobil being heard. The Company will vigorously defend against Mobil's claim for attorney's fees and costs, however, there can be no assurances as to the outcome of this litigation. The Company believes that the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial could be addressed sometime during 1997 by the Delaware Court. The Company has not recorded any liability related to such litigation as of March 31, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.





BY: /s/ Joe G. Brooks                           BY: /s/ Jake M. Bushey
-----------------------                         ----------------------
JOE G. BROOKS                                   JAKE M. BUSHEY
President                                       Corporate Controller

Date: May 14, 1997                              May 14, 1997
      ------------                              ------------