Form 10-Q
period 1997-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1997-08-14
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                    Of The Securities Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1997
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

YES: X     NO:

As of August 14, 1997, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 19,335,602 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                        PART I - FINANCIAL INFORMATION


                                                                           PAGE

ITEM 1    Financial Statements

          Balance Sheets, June 30, 1997 and December 31, 1996              1-2

          Statements of Operations,
          Three months and six months ended June 30, 1997 and 1996         3

          Statements of Cash Flows,
          Six months ended June 30, 1997 and 1996                          4

          Notes to Financial Statements                                    5-10

          Review Report of Arthur Andersen LLP,
          Independent Public Accountants                                   11

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12-15

                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                                16-17

          Signatures                                                       18

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEET

                                                      ASSETS
                                                      ------

                                           June 30, 1997    December 31,
                                            (Unaudited)        1996
                                           -------------    -----------
Current assets:
 Cash and cash equivalents                   $  785,605      $   82,756
 Receivables                                    697,098       1,010,937
 Inventories                                    571,525         593,325
 Prepaid expenses and other                     177,680          87,381
                                             ----------      ----------
  Total current assets                        2,231,908       1,774,399
                                             ----------      ----------

Buildings and equipment,
  at cost, including construction
  in progress of $484,182 at 6-30-97,
  and $838,709 at 12-31-96:
 Buildings                                      688,931         687,509
 Machinery and equipment                      7,161,431       6,791,709
 Transportation equipment                        79,900         135,527
 Office equipment                               159,597         172,597
                                             ----------      ----------
                                              8,089,859       7,787,342

 Less accumulated depreciation
  and amortization                            3,712,553       3,182,679
                                             ----------      ----------
  Net buildings and equipment                 4,377,306       4,604,663
                                             ----------      ----------

Other assets, at cost less accumulated
 amortization of $121,187 at 6-30-97,
  and $107,798 at 12-31-96                      640,280         346,487
                                             ----------      ----------

                                             $7,249,494      $6,725,549
                                             ==========      ==========

The accompanying notes to the financial statements should be read in conjunction with these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                          June 30, 1997   December 31,
                                           (Unaudited)        1996
                                          --------------  -------------
Current liabilities:
  Current maturities of long-term debt     $    737,507   $    705,344
  Accounts payable - trade                    1,039,265      1,224,711
  Payables to related parties                 1,087,446        468,715
  Accrued liabilities                           229,422        207,065
  Notes payable                                 100,822         61,559
                                           ------------   ------------
    Total current liabilities                 3,194,462      2,667,394
                                           ------------   ------------

Long-term debt, less current maturities -
 Related parties                                636,657        799,554
 Other                                           61,447        156,222
                                           ------------   ------------
  Total long-term debt                          698,104        955,776
                                           ------------   ------------

Commitments and contingencies
Stockholders' equity
 Preferred stock, $1 par value;
  5,000,000 shares authorized,
  none issued                                         -              -
 Class A common stock, $.01 par value;
  50,000,000 shares authorized,
  19,335,602 (1997) and 19,201,148
  (1996) shares issued and outstanding          193,356        192,012
 Class B convertible common stock, $.01
  par value; 7,500,000 shares authorized,
  1,465,530 shares issued and
  outstanding 1997 and 1996                      14,655         14,655
 Additional paid in capital                  21,776,105     21,533,450
 Accumulated deficit                        (18,627,188)   (18,637,738)
                                           ------------   ------------
   Total stockholders' equity                 3,356,928      3,102,379
                                           ------------   ------------

                                           $  7,249,494   $  6,725,549
                                           ============   ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three months ended           Six months ended
                                                        June 30,                    June 30,
                                               -------------------------   ------------------------
                                                   1997          1996          1997         1996
                                               -----------   -----------   -----------   -----------
Sales                                          $ 1,947,307   $ 2,057,337   $ 3,695,109   $ 3,659,116

Cost of Goods Sold                               1,762,641     1,943,021     3,756,187     3,689,251
                                               -----------   -----------   -----------   -----------

Gross Margin                                       184,666       114,316       (61,078)      (30,135)

Selling and Administrative Costs                   406,292       406,118       744,430       783,489
                                               -----------   -----------   -----------   -----------
Operating Income (Loss)                           (221,626)     (291,802)     (805,508)     (813,624)

Other Income (Expense)
 Other Income                                            -        20,291             -        20,399
 Interest Expense                                  (11,716)      (56,699)      (47,274)     (117,438)
                                               -----------   -----------   -----------   -----------

Net Loss Before Extraordinary Item                (233,342)  $  (328,210)  $  (852,782)  $  (910,663)
                                               ===========   ===========   ===========   ===========

Extraordinary Gain                                 863,332             -       863,332             -

Net Income (Loss)                              $   629,990    $ (328,210)  $    10,550   $  (910,663)
                                               ===========    ==========   ===========   ===========

Net loss per share of common stock
 before extraordinary item                           $(.01)        $(.02)        $(.04)        $(.05)
Extraordinary gain per share of common
 stock                                                $.04             -          $.04             -
                                               -----------    ----------   -----------   -----------
Net Income per share of common stock           $       .03   $      (.02)            -   $      (.05)
Weighted average number of
 common shares outstanding                      20,801,132    18,225,348    20,768,266    18,225,348
                                               ===========   ===========   ===========   ===========

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 Six months   Six months
                                                    ended        ended
                                                  June 30,     June 30,
                                                    1997         1996
Cash flows from operating activities:
 Net income (loss)                               $   10,550   $ (910,663)
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
 Depreciation                                       529,874      578,887
 Amortization of other assets                        13,389       12,309
 Increase in other assets                          (307,182)     (14,914)
 Changes in current assets & current
  liabilities                                      (189,811)    (480,579)
 Extraordinary gain                                (863,332)           -
                                                 ----------   ----------

 Net cash used in operating activities             (806,512)    (814,960)

Cash flows from investing activities:
 Additions to buildings and equipment              (302,517)    (674,311)
 Insurance proceeds                               1,863,332            -
                                                 ----------   ----------

 Net cash provided (used in) by investing
  activities                                      1,560,815     (674,311)
                                                 ----------   ----------

Cash flows from financing activities:
 Proceeds from issuance of notes                          -      269,155
 Payments on notes                                 (295,454)    (374,538)
 Proceeds from issuance of common
  stock, net                                        244,000    1,592 748
                                                 ----------   ----------

 Net cash provided (used in) in financing
  activities                                        (51,454)   1,487,365
                                                 ----------   ----------
Increase (Decrease) in cash & cash
 equivalents                                        702,849       (1,906)
Cash and cash equivalents:
Beginning of period                                  82,756       15,350
                                                 ----------   ----------

End of period                                    $  785,605   $   13,444
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

Note 2:  Organization and Description of the Company
----------------------------------------------------

The Company has developed and commenced the manufacture of a composite building material from waste plastic and wood fiber waste for certain specialized applications in the construction industry. The Company has initially marketed this material as a substitute for wood and plastic filler materials for standard door frames, window sills, floor blocks, and decking. The Company is comprised of two separate, yet interrelated manufacturing facilities located in Junction, Texas and Rogers, Arkansas. A third manufacturing site has recently been leased in Springdale, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers and Weyerhaeuser, the Company's primary decking customer.

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

Note 3:  Future Operations
--------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 1997, the Company had a working capital deficit of $962,554 and had incurred operating losses of $805,508 for the six months ended June 30, 1997. For the quarter ending June 30, 1997 the Company achieved its first profitable quarter since inception due to a recording of an extraordinary gain of $863,332 resulting from the insurance settlement of the Rogers, Arkansas Plastic Reclamation Facility fire that occurred in December 1996. Since inception, and until the quarter ended June 30, 1997, the Company had not achieved a successful level of operations nor has there been any assurance that the Company will be able to achieve future revenue levels sufficient to support existing operations, generate positive cash flow from operations or recover its investment in its property, plant and equipment. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders. There is no commitment from such shareholders to continue such support beyond the current line of credit. The Company also has claims in litigation outstanding against it as described in
Note 6, the outcomes of which are uncertain. There can be no assurance that the Company's financial resources will be adequate to support existing operations until such time, if ever, sales and manufacturing levels are sufficient to consistently generate positive cash flow from operations. Further, if the litigated claims discussed in Note 6 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products for its increasing customer backlog at economically feasible levels.

The Company has developed, and is currently implementing, a production plan which Management believes will provide for better operating efficiencies and eliminate the production problems encountered in the past. Such plan includes increasing production capacity, changes to production management, further automation of the production process, improved raw material sourcing and better utilization of regrindable scrap. In addition, the Company has entered into an agreement to lease with the option to buy a 103,000 square foot manufacturing facility located in Springdale, Arkansas. The Company intends to operate this site as a dual purpose facility, producing both plastic and composite building materials. The five year agreement calls for monthly payments of $19,000 starting September 1, 1997, with an option to purchase the facility at any time during the lease for $1.8 million. The lease also carries and option for a discounted sales price if the option is exercised within six months. It is the Company's intention to have this facility operational by November 1, 1997. The Company is seeking to enter into an agreement to raise approximately $2.2 million in an offering of preferred stock to accredited institutional investors, and believes that such capital will be sufficient to support the Company until such time as the Company achieves positive cash flow from operations. In addition, the Company is also pursuing an additional $2.5 million financing package through a State Economic Development Agency for acquisition and further expansion of the Arkansas facility. However, it is possible additional financial resources may be necessary to fund maturities of debt and other obligations as they come due. There is no assurance the Company will be able to eliminate prior production problems and improve operating efficiencies or that the Company will be successful in securing sufficient capital resources to support the Company until such time, if ever, the Company is able to generate positive cash flow.

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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS 121 and determined that no impairment loss was required as of June 30, 1997. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. (such long-lived assets primarily consist of the Company's Rogers and Junction manufacturing facilities.) The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels. The Company believes that no significant production problems will recur at its Junction composite manufacturing facility. As such, management of the Company believes a reasonable basis exists for the use of such future estimates which are significantly better than past historical performance.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance during the last six months of 1997 will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Rogers and Junction manufacturing facilities which was $4,377,306 at June 30, 1997.

Note 4: Statements of Cash Flows
--------------------------------

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

                                       Six months      Six months
                                         ended           ended
                                     June 30, 1997   June 30, 1996
                                      (unaudited)     (unaudited)
                                     --------------  --------------
       Receivables                     $  (686,161)      $(261,456)
       Inventories                          21,800         149,570
       Prepaid expenses and other           18,908        (152,557)
       Accounts payable -
        trade & related parties            433,285        (265,595)
       Accrued liabilities                  22,357          49,459
                                       -----------       ---------

                                       $  (189,811)      $(480,579)
                                       ===========       =========

                Cash paid for interest                    $117,438
                Cash paid for taxes        -                -

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Notes payable for financing of insurance policies             $109,207

Note 5: Significant Accounting Policies
---------------------------------------

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                           June 30, 1997      December 31,
                            (Unaudited)           1996
                           --------------     ------------
Raw materials                   $220,938          $210,483
Work in process                  237,227           351,477
Finished goods                   113,360            31,365
                                --------          --------
                                $571,525          $593,325
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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. In June, 1996, the U.S. Court of Appeals reversed a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. With the recent appeals court ruling upholding the invalidity of two patents and the ruling of inequitable conduct, the Company has been advised that if and when the court decides to entertain Mobil's motion for the attorney's fees, and if and when Mobil decides to submit documentation and substantiate its claim, that the Company could face possible risk from an adverse decision from the court by awarding a portion of said fees to Mobil. The Company has been advised in a worse case scenario that it could face an aggressive challenge against it for a significant portion of the said $2.7 million attorney's fees in an attempt to end this litigation prior to the company's prejudicial misconduct motion or pending counterclaims against Mobil being heard. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation. The Company believes that the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial could be addressed sometime during 1997 by the Delaware Court. The Company has not recorded any liability related to such litigation at June 30, 1997.

In a related matter, the Company recently received a favorable response from the United States Patent and Trademark Office concerning a related product by process patent application which has been pending throughout the litigation. This is an application which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made. Allowance of this patent could have a positive impact for the Company in regard to the motions currently stayed before the Delaware District Court.

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of June 30, 1997, and the related statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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


San Antonio, Texas
July 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company has developed technologies to reclaim polyethylene plastics and manufacture engineered composite products that exhibit superior moisture resistance and dimensional stability. To-date, the Company has received 13 United States Patents on its technologies and additional patent applications are currently pending. (See Note 6: Legal Proceedings) The Company has built and after completion of the repairs caused by the December 1996 fire will have a plastics reclamation facility in Rogers, Arkansas (the "Rogers Facility") and a composites manufacturing facility in Junction, Texas (the "Junction Facility"). The Company is currently doubling the production capacity of the composites facility and has recently entered into agreements to establish an additional plastic reclamation facility for high-density polyethylene and a second composite manufacturing facility. The Company has experienced increased customer demand for its engineered composite products that are marketed under the trade-names, Moistureshield(TM) and CHOICEDEK(TM). The Company's efforts are now primarily directed towards increasing production capacity, and increasing its production to supply its existing customer base and promptly attaining positive cash-flows and profitability.

To-date, the Company has experienced a substantial backlog for its CHOICEDEK(TM) line of residential decking products through Weyerhaeuser Distribution and has commenced an expansion program intended to increase production capacity for Weyerhaeuser and its other OEM customers. The Company has been limited in its ability to supply the residential decking market and has only been able to supply its CHOICEDEK(TM) line to a limited number of distribution centers. The Company also has several additional large Moistureshield OEM projects pending with existing and new customers.

The Company's sales are now primarily focused towards the following three market areas which are currently supplied by the Company's composites manufacturing facility in Junction, Texas: (1) components for the national door and window market, (2) the heavy industrial flooring market as floor blocks for industrial applications, and (3) as decking components for commercial and residential applications through Weyerhaeuser. The Company experienced a series of extensive fires that caused substantial damage during the last half of 1996 at its Rogers, Arkansas plastic reclamation facility. These fires in September and December of 1996 set back the Company's plastic reclamation program and limited composite sales growth. The Company has received $1.95 million in settlement of this claim. The Company is currently rebuilding said facility and intends to resume operations during the fourth quarter of 1997 at a new location in Springdale, Arkansas. Although the Company has established alternate supply sources and is currently meeting its customers minimum requirements, it will require its own plastics production facility to come back on line or acquire additional supply sources to provide the quality, consistency, and volume of plastic required for the Company to continue to increase composite sales to a level required to attain and sustain profitability.

The Company, in conjunction with the fires at the Rogers facility mentioned above, has also experienced production difficulties associated with raw material problems with its plastic supplies, created when the Company had to purchase all plastic from outside vendors due to the above mentioned fires. The Company was also restrained in its efforts to further increase sales due to production limitations and inefficiencies at the Junction, Texas composites facility. The Company currently operates three extrusion lines at the Junction facility, although still at reduced rates, and due to increased composite sales demands is working to expand its composite manufacturing capacity by the addition of a fourth extrusion line in the near future at the new Arkansas facility. The Company intends to operate this fourth extrusion line and establish a plastic reclamation operation in the newly leased facility located in Springdale, Arkansas. The Company is planning to add additional extrusion capacity at this facility once the initial line is operational, and is also working to establish an additional composite manufacturing capability with Sutton Engineered Wood Products near Harrison, Arkansas.

Due to the significant amount of loss from the two Rogers, Arkansas fires experienced during the second half of 1996, the Company was notified that its fire insurance carrier had chosen not to renew the policy when it expired on May 1997. The Company has been able to secure coverage for another year through a different carrier with an increase in premium and deductible, but with no lapse in coverage.

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

Results of Operations
---------------------

Quarter ended June 30, 1997 compared to quarter ended June 30, 1996
-------------------------------------------------------------------

Net sales of $1,947,307 for the quarter ended June 30, 1997 represented a decrease in sales of 5% or $110,030 over the second quarter of 1996. The decrease in sales over the second quarter of 1996 affirms that the Company continues to have a backlog of orders for its products, and is still restrained in its efforts to further increase sales primarily by the limited supply and quality of the raw material plastic. Shipments for the second quarter of 1997 were hampered by two less than standard weeks due to an electrical storm and a flood in Central Texas which resulted in lost days of production.

Cost of goods sold was $1,762,641 for the second quarter of 1997 compared to $1,943,021 for the second quarter of 1996. Real dollars and the overall cost of goods sold to sales ratio decreased from 1996 due to increased emphasis on cost control, particularly in the manufacturing overhead category. The Company's material and labor costs were still adversely impacted by the quality and consistency of the outside vendor raw material plastic. Payroll and payroll taxes were significantly less and direct material costs were greater than the comparable period in 1996 due to the Rogers Plastic Reclamation facility not being in operation in 1997, thus forcing the Company to purchase all plastic from outside sources. Significant categories are as follows:

          Expense Category                    1997           1996
          ---------------------------      ----------     ----------
          Payroll and payroll taxes        $  629,672     $  873,030
          Depreciation                        260,660        296,410
          Direct material costs               441,001        183,770
          Other                               431,308        589,811
                                           ----------     ----------
          Total                            $1,762,641     $1,943,021
                                           ==========     ==========

Selling, general and administrative expenses were $406,292 compare to $406,118 for the second quarter of 1996.

Net income for the quarter ended June 30, 1997 was $629,990 due to the Company recording an extraordinary gain of $863,332 resulting from final settlement of an insurance claim. Net income per weighted average common share outstanding was $.03. This compares to a loss of $328,210, or a net loss per weighted average common share outstanding of $.02 for the three months ended June 30, 1996.

The Company has developed, and is currently implementing, a production plan which Management believes will provide for better operating efficiencies and eliminate the production problems encountered in the past. Such plan includes increasing production capacity, changes to production management, further automation of the production process, improved plastic raw material sourcing, better utilization of regrindable scrap and increased security. The Company has restructured its operations management regarding the composites division bringing in a new chief operating officer in February of 1997 and believes that with the planned additional production line, as well as resuming plastic production at the Arkansas facility should allow the Company to reduce its existing backlog, thereby significantly increasing sales to its existing customer base and to improve existing operating efficiencies as a result of increased economies of scale. However, the Company's operations remain subject to numerous risks associated with the continued establishment of its business, including lack of financing sources and competition from numerous large, well-established and well-capitalized competitors who manufacture products for the same applications. In addition, the Company has in the past and may again in the future, encounter unanticipated problems, including manufacturing, distribution, and marketing difficulties, some of which may be beyond the Company's financial and technical abilities to resolve. The occurrence of, or failure to adequately address such difficulties could have a material adverse effect on the Company's prospects, including its ability to achieve anticipated sales levels.

Liquidity and Capital Resources
-------------------------------

At June 30, 1997, the Company had a working capital deficit of $802,554 compared to a working capital deficit of $1,781,768 at December 31, 1996. The decreased deficit is primarily attributable to the Company's recording of a receivable in 1996 from the insurance company regarding the Rogers fire. Cash and cash equivalents increased $702,849 in the first half of 1997. Significant components of that increase were: (i) cash used in operating activities of $806,512 which consisted of net income for the period of $10,550, increased by depreciation and amortization of $543,264 and other uses of cash of $1,505,800 (ii) cash provided by investing activities of $1,560,815, and (iii) cash used by financing activities of $51,454. Payments on notes during the period were $295,454. At June 30, 1997, the Company had notes payable in the amount of $1,536,433, of which $838,329 were current notes payable or current portion of long-term debt. In January 1996, a major stockholder, Marjorie S. Brooks (the "Major Stockholder"), exercised 500,000 Class F Warrants. The proceeds from the exercise of these warrants, which amounted to $305,000, reduced the working capital deficit of the Company and were used to reduce current liabilities.

The Company maintains an accounts receivable factoring agreement for up to $700,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. At June 30, 1997, approximately $729 was available to factor additional receivables. The Company also maintains a line of credit from the Major Stockholder which consists of a long-term note payable, which had a balance of $1,202,094 at June 30, 1997.

During and since the completion of the second quarter, the Company has not received any additional sources of capital. Historically, revenues have not been sufficient to support the Company's current operational needs. However, the Company continues to attempt to improve production rates and efficiencies in an effort to reduce or eliminate the need for additional future capital to support existing operations. Further, continued improvements in production efficiency and capacity will be required for the Company to increase sales to a level that will allow the Company to attain profitability. There can be no assurance that such improvements in production efficiency or capacity will be achieved.

The Company is seeking to enter into an agreement to raise approximately $2.2 million in an offering of preferred stock to accredited investors, and believes that such capital will be sufficient to support the Company until such time as the Company achieves positive cash flow from operations. In addition, the Company is also pursuing an additional $2.5 million financing package through a State Economic Development Agency for acquisition and further expansion of the Arkansas facility.

There can be no assurance that the Company will be able to maintain its current operating levels or achieve increased production volumes and sales levels or that the Company will obtain additional capital resources to support manufacturing operations if required.

If the Company is unable to achieve and maintain a successful level of operations in the near future or unable to secure additional debt or equity financing to provide support to ongoing operations, or were it to be assessed the Mobil legal claims described in Note 6 to the financial statements, it is likely the Company will be unable to continue as a going concern.

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

PART II.  Other Information

Item 1.  Legal Proceedings
--------------------------

On June 9, 1992, Mobil Oil Corporation ("Mobil") commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         -----------------------------------------------------------------------
Inc.  In its complaint, Mobil sought entry of a declaratory judgment that:  (a)
----
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) The AERT patents are invalid and unenforceable, and 8 Mobil has not infringed the AERT patents through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

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

In a related matter, the Company recently received a favorable response from the United States Patent and Trademark Office concerning a related product by process patent application which has been pending throughout the litigation. This is an application which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made. Allowance of this patent, could have a positive impact for the Company in regard to the motions currently stayed before the Delaware District Court

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



BY: /s/ Joe G. Brooks                   BY: /s/ Jake M. Bushey
---------------------                   ----------------------
JOE G. BROOKS                           JAKE M. BUSHEY
President                               Corporate Controller


Date: August 14, 1997                   August 14, 1997
      ---------------                   ---------------