Form 10-Q
period 1997-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1997-11-14
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1997
                         Commission File Number 1-10367


              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


           DELAWARE                      71-0675758
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

     801 N. Jefferson Street
     P. O. Box 1237
     Springdale, Arkansas                            72765
     (Address of Principal Executive Office)         (Zip Code)

     Registrant's telephone number, including area code:  (501) 750-1299

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES: X     NO:

As of September 30, 1997, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 19,335,602 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                  PAGE
ITEM 1    Financial Statements

          Balance Sheets, September 30, 1997 and December 31, 1996                                1-2

          Statements of Operations,
          Three months and nine months ended September 30, 1997 and 1996                            3

          Statements of Cash Flows,
          Nine months ended September 30, 1997 and 1996                                             4

          Notes to Financial Statements                                                          5-12

          Review Report of Arthur Andersen LLP,
          Independent Public Accountants                                                           13

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   14-20

                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                                                     20-21

          Signatures                                                                               22

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEET


                                                                ASSETS
                                                                ------

                                                       September 30,          December 31,
                                                            1997                 1996
                                                        (unaudited)              ----
                                                        -----------
Current assets:
  Cash and cash equivalents                               $   25,979          $   82,756
  Receivables                                                794,113           1,010,937
  Inventories                                                436,840             593,325
  Prepaid expenses and other                                 106,602              87,381
                                                          ----------          ----------
    Total current assets                                   1,363,534           1,774,399
                                                          ----------          ----------

Buildings and equipment at cost:
  Construction in progress                                 1,411,168             838,709
  Buildings                                                  688,931             687,509
  Machinery and equipment                                  6,727,980           5,953,000
  Transportation equipment                                    79,900             135,527
  Office equipment                                           168,482             172,597
                                                          ----------          ----------
                                                           9,076,461           7,787,342

Less accumulated depreciation
  and amortization                                         3,998,912           3,182,679
                                                          ----------          ----------
Net buildings and equipment                                5,077,549           4,604,663
                                                          ----------          ----------


Other assets, at cost less accumulated
  amortization of $128,280 at 9-30-97, and
   $107,798 at 12-31-96                                      442,974             346,487
                                                          ----------          ----------

                                                          $6,884,057          $6,725,549
                                                          ==========          ==========


The accompanying notes to the financial statements should be read in conjunction with these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                                                       September 30,
                                                                                           1997                   December 31,
                                                                                       (unaudited)                   1996
                                                                                    ------------------       ------------------
Current liabilities:
  Current maturities of long-term debt                                               $    705,958           $         705,344
  Accounts payable - trade                                                              1,347,715                   1,224,711
  Payables to related parties                                                             878,176                     468,715
  Accrued liabilities                                                                     252,049                     207,065
  Notes payable                                                                            63,000                      61,559
                                                                                     ------------            ----------------
    Total current liabilities                                                           3,246,898                   2,667,394
                                                                                     ------------            ----------------

Long-term debt, less current maturities -
 Related parties                                                                          552,194                     799,554
 Other                                                                                    593,471                     156,222
                                                                                     ------------           -----------------
    Total long-term debt                                                                  593,471                     955,776
                                                                                     ------------           -----------------
Commitments and contingencies
Stockholders' equity
 Preferred stock, $1 par value; 5,000,000
   shares authorized, none issued
 Class A common stock, $.01 par value;
   50,000,000 shares authorized, 19,335,602
   (1997) and 19,201,148 (1996) shares issued
   and outstanding                                                                        193,356                     192,012
 Class B convertible common stock, $.01 par
   value; 7,500,000 shares authorized, 1,465,530
   shares issued and outstanding 1997 and 1996                                             14,655                      14,655
 Additional paid in capital                                                            21,776,105                  21,533,450
 Accumulated deficit                                                                  (18,940,428)                (18,637,738)
                                                                                     ------------           -----------------
    Total stockholders' equity                                                          3,043,688                   3,102,379
                                                                                     ============           =================
                                                                                     $  6,884,057           $       6,725,549
                                                                                     ============           =================


The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three months ended                      Nine months ended
                                                      September 30,                          September 30,
                                          -------------------------------------  -------------------------------------

                                              1997              1996                1997                1996
                                          -------------------------------------  -------------------------------------
Sales                                     $ 2,420,483         $ 1,901,319        $ 6,115,592         $5,561,072


Cost of Goods Sold                          2,063,193           2,185,426          5,819,380          5,867,368
                                          -----------         -----------        -----------         ----------

Gross Margin                                  357,290            (284,107)           296,212           (306,296)

Selling and Administrative Costs              537,938             533,159          1,282,368          1,324,596
                                          -----------         -----------        -----------         ----------

Operating Loss                               (180,648)           (817,266)          (986,156)        (1,630,892)

Other Income (Expense)
 Other Income                                       -                   -                  -             20,399
 Interest Expense                             (26,904)            (43,063)           (74,178)          (160,500)
                                          -----------         -----------        -----------        -----------

Net Loss Before Extraordinary Item        $  (207,552)        $  (860,329)       $(1,060,334)       $(1,770,993)
                                          ===========         ===========        ===========        ===========

Extraordinary Gain                           (105,688)             67,100            757,644             67,100


Net Loss                                  $  (313,240)        $  (793,229)       $  (302,690)       $(1,703,893)
                                          ===========         ===========        ===========        ===========



Net loss per share of common stock
before extraordinary item                       ($.01)              ($.04)             ($.05)             ($.09)
Extraordinary gain per share of common
stock                                           ($.01)               $.00               $.04                  -
Net income  per share of common stock             ---                ----               ----                ___

                                                ($.02)              ($.04)             ($.01)             ($.09)



Weighted average number of common
 shares outstanding                        20,801,132          19,663,913         20,778,969         18,708,340
                                           ==========          ==========         ==========         ==========



The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine months                Nine months
                                                                           ended                      ended
                                                                    September 30, 1997         September 30, 1996
                                                                    ------------------         ------------------
Cash flows from operating activities:
 Net income (loss)                                                      $  (302,690)             $(1,703,893)
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
 Depreciation                                                               816,233                  909,726
 Amortization of other assets                                                20,482                   18,548
 Extraordinary gain                                                        (757,644)                 (67,100)
 Increase in other assets                                                  (116,969)                 (17,570)
 Changes in current assets & current liabilities                            (84,256)                (223,617)
                                                                        -----------              -----------

Net cash used in operating activities                                      (424,844)              (1,083,906)

Cash flows from investing activities:
 Additions to buildings and equipment                                    (1,289,119)                (870,301)
 Insurance proceeds                                                       1,882,644                  124,602
                                                                        -----------              -----------

Net cash provided by (used in) investing activities                         593,525                 (745,699)
                                                                        -----------              -----------
Cash flows from financing activities:
Proceeds from issuance of notes                                                   -                  269,155
 Payments on notes                                                         (469,459)                (539,333)
 Proceeds from issuance of common stock, net                                244,000                2,100,669
                                                                        -----------              -----------

 Net cash provided by (used in) financing activities                       (225,458)               1,830,491
                                                                        -----------              -----------

Increase (Decrease) in cash & cash equivalents                              (56,777)                     886
Cash and cash equivalents:
 Beginning of period                                                         82,756                   15,350
                                                                        -----------              -----------

 End of period                                                          $    25,979              $    16,236
                                                                        ===========              ===========

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1:  Unaudited Information
------------------------------

The financial statements included herein have been prepared by Advanced Environmental Recycling Technologies, Inc. (the Company or AERT), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). However, all adjustments have been made to the accompanying financial statements, which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Accordingly, the Company has reclassified certain prior period amounts to conform to the current period presentation.


Note 2: Organization and Description of the Company
---------------------------------------------------

The Company manufacturers a new line of composite building materials from reclaimed plastic and wood fiber waste for certain specialized applications in the construction industry and is comprised of two separate, yet interrelated manufacturing facilities located in Junction, Texas and Springdale, Arkansas. A third facility in Rogers, Arkansas is currently being rebuilt due to extensive fire damage suffered in December of 1996. A second composite-manufacturing operation in Springdale, Arkansas and is scheduled to begin operations late in the fourth quarter of 1997. The Company's customer base consists of a number of regional and national door and window manufacturers, industrial flooring and Weyerhaeuser, the Company's primary decking customer.

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

Note 3: Future Operations
-------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 1997, the Company had a working capital deficit of $1,883,364 and had incurred operating losses of $986,156 for the nine months ended September 30, 1997. For the quarter ending September 30, 1997, the Company showed operations improvement and generated cash flows from operations, but still yielded a net loss of $313,240 for the quarter. The Company continued to operate at reduced operating rates and less than desired efficiencies during the quarter primarily due to raw material limitations created from the Rogers fire. Since inception, the Company had not achieved a successful level of operations necessary to generate positive operating income from operations, nor is there any assurance that the Company will be able to achieve future revenue levels sufficient to support existing operations, generate positive cash flow from operations or recover its investment in its property, plant and equipment. Further, the Company in the past few years has, in large part, been supported by certain major shareholders. There is no commitment from such shareholders to continue such support beyond the current line of credit although the Company has recently drawn interim bridge financing of $1.3 million. The Company also has claims in litigation outstanding against it as described in Note 6, the outcomes of which are uncertain. There can be no assurance that the Company's financial resources will be adequate to continue to support existing operations until such time that sales and manufacturing levels are sufficient to consistently generate positive cash flow from operations. Further, if the litigated claims discussed in Note 6 were to be assessed against the Company, the Company would unlikely be able to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products for its increasing customer base at economically feasible levels.

The Company is currently implementing a production plan which management believes will provide for better product focus, improved operating efficiencies and elimination of the production problems encountered in the past. Such plan includes increasing production capacities, dedicating production lines and manufacturing facilities, bringing its internal plastic reclamation plant on-line, further automating the production process, improving raw material sourcing and better utilizing regrindable scrap. In addition, the Company leased, with the option to buy, a 103,000 square foot manufacturing facility located in Springdale, Arkansas. The Company intends to operate this site as a dual-purpose facility, producing both plastic and composite building materials. This facility is scheduled to start up in phases beginning in November 1997. The five-year agreement calls for monthly payments of $19,000 starting September 1, 1997, with an option to purchase the facility at any time during the lease for $1.8 million. The lease also carries an option for a discounted sales price if the option is exercised within six months. It is the Company's intention to have the plastic phase of this facility operational by November 1997. The Company has entered into a non-binding agreement on the part of the lenders to borrow up to $3.5 million in a series of bridge loans from accredited institutional investors and believes that such capital will be sufficient to support the Company for up to twelve months and until such time as the Company consistently generates positive cash flow from operations. As of November 1, 1997, $1.3 million had been borrowed under said agreement. In addition, the Company is also pursuing an additional $2.5 million financing package through a State Economic Development Agency for acquisition and further expansion of the Arkansas facility. The Company is also evaluating additional financial sources including both equity and conventional long-term debt to fund both ongoing operations and future expansion as well as to refinance the bridge loan within the next twelve months. However, it is possible additional financial resources may be necessary to fund maturities of debt and other obligations as they come due. There is no assurance the Company will be able to continue to improve operating efficiencies beyond current levels or that the Company will be successful in securing sufficient capital resources to support the Company until such time as the Company is able to generate positive cash flow sufficient to support its operations and capital expansion plan.

Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, (SFAS 121). SFAS 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS 121 and determined that no impairment loss was required as of September 30, 1997. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. (Such long-lived assets primarily consist of the Company's Rogers, Junction, and Springdale manufacturing facilities.) The Company's estimates of these factors are based upon management's belief that future production volumes will significantly improve over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also continue to decrease below previous historical cost levels. The Company believes that no significant production problems will recur at its Junction composite-manufacturing facility although the company plans to streamline its production focus and further automate said facility and further improve its operating efficiencies. As such, management of the

Company believes a reasonable basis exists for the use of such future estimates, which are significantly better than past historical performance.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance during the last three months of 1997 will provide additional evidence to confirm such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Rogers, Junction and Springdale manufacturing facilities which was $5,077,549 at September 30, 1997.

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

                                               Nine months                  Nine months
                                                 ended                        ended
                                             September 30, 1997           September 30, 1996
                                                (unaudited)                  (unaudited)
                                                -----------                  -----------

       Receivables                              $(783,176)                    $(294,083)
       Inventories                                156,485                       128,204
       Prepaid expenses and other                  89,986                       (17,570)
       Accounts payable -
        trade & related parties                   407,465                      (202,788)
       Accrued liabilities                         44,984                       162,620
                                                 --------                     ---------
                                                 $ 84,256                     $(223,617)
                                                 ========                     =========

       Cash paid for interest                      76,020                       131,862

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Notes payable for financing of insurance policies        $109,207

Note 5: Significant Accounting Policies
---------------------------------------

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                                September 30,              December 31,
                                                    1997                       1996
                                                 (unaudited)               -----------
                                                ------------


Raw materials                                   $169,694                     $210,483
Work in process                                  165,468                      351,477
Finished goods                                   101,678                       31,365
                                                --------                     --------
                                                $436,840                     $593,325
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

     Recently Issued Accounting Standards
     ------------------------------------


In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse and will require the Company to classify its financial assets pledged as collateral separately in the financial statements. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," SFAS No. 127 "Deferral of the Effective Date of Certain
Provisions of SFAS No. 125," SFAS No. 127 moves forward some, but not all, of the provisions of SFAS No. 125 to December 31, 1997. The Company presently factors, with recourse, receivables to a related party.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaces the presentation of Primary Earnings Per Share (EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share". SFAS No. 128 is effective for financial statements issued after December 15, 1997, and earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented.

Note 6: Commitments and Contingencies
-------------------------------------

On June 9, 1992, Mobil Oil Corporation ("Mobil") commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         ----------------------------------------------------------------------
Inc. In its complaint, Mobil sought entry of a declaratory judgment that: (a)
---
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) The AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

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

In February 1994, after a trial on the patent issues, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. The jury also determined that Mobil had not infringed two of the four patents, which AERT had asserted against Mobil. The jury verdict answered a number of interrogatories on the factual issues, and rendered advisory findings for the Court on Mobil's allegation that AERT had obtained its patents by inequitable conduct. Thereafter, the Judge adopted the jury's advisory findings on inequitable conduct and held that each of the four AERT patents were unenforceable for failure to disclose certain alleged prior art to the patent office during patent prosecution. Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence, which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with alleged additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 Motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In June 1996, the U.S. Court of Appeals reversed a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and would not be considered. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorneys fees and costs, however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed by the Delaware Court. The Company has not recorded any liability related to such litigation at September 30, 1997.

Mobil divested its composite business in late 1996, and no longer directly competes with the company.

In a related matter, the Company recently received a favorable response from the United States Patent and Trademark Office concerning a related product by process patent application which has been pending throughout the litigation. This is an application which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made. Allowance of this patent could have a positive impact for the Company in regard to the motions currently stayed before the Delaware District Court, as well as business in general.

Note 7: NASDAQ Listing Requirements
-----------------------------------

The Company has recently been formally notified by NASDAQ of increased listing and maintenance standards for both the NASDAQ National and Small Cap Markets, which will go into effect on February 24, 1998. Rule changes, which could affect the Company, include a minimum bid $1.00 common stock price and a $3 million net asset value. Previous maintenance minimums were $2 million net asset value. As of November 11, 1997, the Company's common stock (AERTA) closed at $.50 bid. Net assets at September 30, 1997 were $3,043,688. Due to the Company's continuing operating losses, the Company anticipates that additional equity will have to be obtained by February 24, 1998, in order for the Company to maintain it's current listing. In anticipation of the increased listing requirements the Company's shareholders at the annual meeting in August, authorized a 6 for 1 reverse stock split. The Company also is planning to raise additional equity capital, and intends to maintain its minimum asset value for the new requirements, although there is no assurance the Company will be successful in its efforts to maintain it's current listing.

Note 8: Extraordinary Item Revision
-----------------------------------

The Company suffered an extensive fire at its Rogers, Arkansas plastic reclamation facility during December 1996, and has been reconstructing and rebuilding said facility since that time. Through the first two quarters of 1997, the Company had recognized an extraordinary gain of $863,332 from the insurance proceeds received relating to the fire at the Rogers facility. During the third quarter the extraordinary gain was revised due to a revision in the estimate of construction costs to repairs buildings owned by other parties that the Company is responsible for rebuilding.

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of September 30, 1997, and the related statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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



                                         /s/ Arthur Andersen LLP


Dallas, Texas
November 4, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company manufactures and markets a line of engineered composite building material products that exhibit superior moisture resistance and dimensional stability, as well as, several other unique properties over traditional wood products. The Company's products have been extensively tested and used by several leading national companies. The Company primarily utilizes waste wood fiber and reclaimed polyethylene plastic as its raw material sources and to-date, the Company has received 13 United States Patents on its technologies and processes and additional patent applications are currently pending. (See
Note 6: Commitments and Contingencies) The Company markets its products under the trade names Moistureshield (TM) and ChoiceDek (TM) and its sales are now primarily focused towards the following three market areas which are currently supplied by the Company's composites manufacturing facility in Junction, Texas:
(1) components for the national door and window market, (2) the heavy industrial flooring market as floor blocks for industrial applications, and (3) as decking components for commercial and residential applications through Weyerhaeuser.

The Company experienced during the last half of 1996, a series of extensive fires that caused substantial damage at its Rogers, Arkansas plastic reclamation facility. These fires in September and December of 1996 restricted the Company's plastic raw material supplies and thus limited composite sales growth. The Company has received $1.95 million in settlement of this claim. The Company intends to resume initial plastic reclamation operations during November of 1997 at a new location in Springdale, Arkansas. The initial Rogers, Arkansas facility was leased, and the company added additional leasehold improvements to the site. The lease rate was on a per pound of product produced basis. The facility was a converted feed mill and had scales, a railroad spur, extensive storage bins, and over 60,000 square feet of manufacturing area. The two fires severely damaged both the leased portion as well as the Company's leasehold improvements. The Company's manufacturing equipment was also extensively damaged in the fires. Since the fire, the Company has been notified of additional building code requirements at this site. The Company is also renegotiating with its landlord regarding said lease on the facility. The Company has used insurance proceeds to rebuild the initial part of the facility destroyed in the first September fire, and is working to rebuild the Company's leasehold improvements damaged in the December fire. However, the Company has not yet resolved the building code issue, nor has concluded a formal written lease agreement with its landlord. Therefore, if these issues are not resolved during the fourth quarter of 1997, the Company may be required to write down all or a portion of the $141,000 in leasehold assets at the Rogers facility. Although the Company has established alternate supply sources for plastic and is currently meeting its customers minimum requirements, it will require its own plastics production capabilities to come back on-line to provide the quality, consistency, price, and volumes of plastic required for the Company to increase and maintain composite sales to levels required to attain and sustain positive cash flows and profitability. The Company is currently expanding its production capacity by adding a second composites facility in Springdale, Arkansas, which is intended to commence operations during early 1998. In addition to plastic reclamation and composite extrusion, a moulding and millwork operation and a new paint facility is also currently under construction at the Springdale site. The new paint line has experienced startup and equipment delays and has caused the Company to miss some orders during the third quarter. The Company has implemented interim processes for painting while the equipment problems are ironed out. A substantial amount of the Company's Moistureshield product line will be shifted to the new facility to allow the existing Texas facility to focus more on ChoiceDek. The Company has experienced increased customer demand for its engineered composite products and the Company's efforts are now primarily directed towards increasing production capacity, improving production efficiencies, and promptly attaining positive cash flows and profitability. With its internal plastic reclamation facilities now coming back on-line, management believes that sufficient raw materials will shortly become available so it will be able to further increase production and sales to sufficient levels to sustain positive cash flows and profitability.

The Company has commenced an expansion program intended to increase production capacity of its residential decking for Weyerhaeuser and its other OEM customers. The Company has to-date experienced production limitations regarding its ability to increase supply for the residential decking market and has only been able to supply its ChoiceDek line to a limited number of distribution centers in markets primarily in the Southwest and West. The Company also has several additional large Moistureshield OEM projects pending with existing and new customers, which it intends to commence during the fourth quarter 97 to bring on-line in conjunction with upcoming increased capacity. The Company also intends to obtain substantial manufacturing efficiencies and lower raw material costs at the new facility.

The Company currently operates three extrusion lines at the Junction facility, although still at reduced rates. Due to increased composite sales demands the Company is working to expand its composite manufacturing capacity by the addition of a fourth and fifth extrusion line in the near future at the new Arkansas facility. The Company also intends to also further upgrade the Junction facility with an increased focus on its decking products. The Company has commenced construction on its fourth extrusion line and has established a plastic reclamation operation, which will commence operations in early November in the newly leased facility located in Springdale, Arkansas. The Company is planning to add additional extrusion capacity at this facility once the initial line is operational in conjunction with additional moulding and painting capabilities.

The Company is currently unable to predict the future size of the markets for its composite building products, however, the Company believes that the national door and window and residential decking material markets are significant. The Company believes that it can further penetrate these markets and/or expand sales to its existing customer base if the Company's goals for increased production capacity and efficiency are achieved. By focusing its marketing strategy on a limited number of large door and window companies and by initiating sales of its new decking products through the Weyerhaeuser marketing and distribution agreement, the Company believes it can increase market penetration and sales without significantly increasing administrative overhead. In addition, the Company's marketing focus utilizes outside commissioned sales representatives for a portion of its sales accounts.

Results of Operations
---------------------

Quarter ended September 30, 1997 compared to quarter ended September 30, 1996
-----------------------------------------------------------------------------

Net sales of $2,420,483 for the quarter ended September 30, 1997, set an all time record and represented an increase in sales of $519,164 over the third quarter of 1996. The increase in sales over the third quarter of 1996 affirms that the Company continues to have strong demand for its products, and is continuing to increase production. Shipments for the third quarter of 1997 were also hampered by two reduced production and manufacturing months in July and August, and limitations regarding meeting customers orders for primed window parts and delays associated with the introduction of the Company's new Moisture Shield (TM) Plus line of primed window components, which restricted the Company's efforts to further increase sales during the quarter.

Cost of goods sold was $2,063,193 for the third quarter of 1997 compared to $2,185,426 for the third quarter of 1996. Payroll costs and depreciation decreased overall, while direct material costs increased. This was partially caused by the loss of the Rogers, Arkansas plastics facility and the Company having to purchase all of its raw materials from outside sources. The Company also experienced higher overhead during the third quarter vs. the comparable period a year ago regarding insurance premiums, security costs, and acquisition and lease payments involving the new Springdale, Arkansas manufacturing facility. The Company continued to improve in operations and generated a positive gross margin of $357,290 for the quarter vs. a negative gross margin of $284,107 for the comparable quarter a year ago. Real dollars and the overall cost of goods sold to sales ratio decreased from 1996 due to increased emphasis on production efficiencies and cost control. The Company's material and labor costs were still adversely impacted by the quality and consistency of the outside vendor raw material plastic and less than desired extrusion rates, although significant improvements were attained. Downtime associated with changeovers and the large number of products run also restricted extrusion efficiencies. Payroll and payroll taxes were significantly less and direct material costs were greater than the comparable period in 1996, due to the Rogers Plastic Reclamation facility not being in operation in 1997, thus forcing the Company to purchase all plastic from outside sources.

Significant categories are as follows:

          Expense Category                           1997                  1996
          ----------------                           ----                  ----
          Payroll and payroll taxes               $  705,308            $  911,371
          Depreciation                               281,805               326,360
          Direct material costs                      576,607               317,093
          Other                                      499,473               630,602
                                                  ----------            ----------
          Total                                   $2,063,193            $2,185,426
                                                  ==========            ==========

Selling, general and administrative expenses were $537,938 compared to $533,159 for the third quarter of 1996. The costs also reflect increased marketing expenses as the Company has for the first time commenced advertising, marketing and distribution program aimed at substantially increasing decking sales for 1998.

Operating loss for the quarter ended September 30, 1997, was $180,648, a significant reduction over the $817,266 loss reported for the comparable period in 1996. Net loss per weighted average common share outstanding was $.01. This compares to a net loss per weighted average common share outstanding of $.04 for the three months ended September 30, 1996. The Company revised the extraordinary gain through the first and second quarters of 1997 by $125,000. The revision related to a change in the estimate of construction costs to repair buildings owned by other parties that the Company is responsible for rebuilding. This increased the net loss to $313,240 or $.02 per share. The Company is currently implementing, a production plan, which management believes, will provide for better operating efficiencies and streamline the production limitations encountered in the past. The Company is also adding a second composite facility in conjunction with rebuilding its internal plastic reclamation capabilities. Such plan includes increasing production capacity, to streamline production runs and reduce line change overs, further automation and process control of the production processes, improved plastic raw material sourcing, lower raw material costs, and better utilization of regrindable scrap and increased security.

The Company's operations remain subject to numerous risks associated with the continued establishment of its business, including lack of financing sources and competition from numerous large, well-established and well-capitalized competitors who manufacture products for the same applications. In addition, the Company has in the past and may again in the future, encounter unanticipated problems, including manufacturing, distribution, and marketing difficulties, some of which may be beyond the Company's financial and technical abilities to resolve. The occurrence of or failure to adequately address such difficulties could have a material adverse effect on the Company's prospects, including its ability to achieve anticipated efficiencies and manufacturing sales levels.

Liquidity and Capital Resources
-------------------------------

At September 30, 1997, the Company had a working capital deficit of $1,883,364 compared to a working capital deficit of $892,995 at December 31, 1996. The increased deficit is partly attributable to the Company's expansion and construction program into the Springdale site and construction of a new paint line at the Springdale facility. Losses from operations, while the Company maintained its customer base and recovered from the fires is the primary reason for the deficit. Cash and cash equivalents decreased $56,777 in the first nine months of 1997. Significant components of that decrease were: (i) cash used in operating activities of $424,844, which consisted of a net loss for the period of $302,690, decreased by depreciation and amortization of $836,715, increased by an extraordinary gain of $757,644 and other uses of cash of $201,225 (ii) cash provided by investing activities of $593,525, and (iii) cash used by financing activities of $225,458. Payments on notes during the period were $469,458. At September 30, 1997, the Company had notes payable in the amount of $1,362,429, of which $768,958 were current notes payable or current portion of long-term debt.

The Company has commenced a substantial expansion program at its Springdale facility, which is intended to substantially increase composite manufacturing capabilities and production through the addition of a second extrusion and millwork facility. The payables increase during the quarter ended September 30, 1997 is directly attributable to this expansion program. This expansion will continue through second quarter 1998, as additional extrusion lines are added.

The Company maintains an accounts receivable factoring agreement for up to $700,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. The Company also maintains a line of credit from the Major Stockholder, which consists of a long-term note payable, which had a balance of $1,004,805 at September 30, 1997.

Since the completion of the third quarter, the Company has entered into a loan agreement and received a bridge loan of $1.3 million from a group of institutional and accredited investors for ongoing operations and expansion of the Springdale facility. In addition, under terms of the agreement the Company can obtain additional bridge funding for expansion purposes, from the same source for up to $3.5 million although there is no formal guarantee that said funders must continue to fund the company. Said Bridge loans are at 12% and interest can be paid in cash or Class A common stock. In addition, the funders have received two warrants to acquire Class A common stock for a period of five years for each dollar they loan the company. Historically, revenues have not been sufficient to support the Company's current operational needs. However, the Company has continued to improve and has generated positive cash flows from operations during the quarter. Furthermore, the Company continues to attempt to improve production rates and efficiencies in an effort to reduce or eliminate the need for additional future capital to support existing operations and its expansion program. Further, continued improvements in production efficiency and capacity along with consistent and reliable raw material supplies will be required for the Company to increase and maintain sales to levels that will allow the Company to attain and sustain profitability. There can be no assurance that such improvements in production efficiency or capacity will continue to improve or can be sustained. The Company is also evaluating additional equity sources of capital, including possible conversion of existing and outstanding warrants. Although, there is no guarantee warrant holders would convert to help re-capitalize the Company, proceeds would be used to further expand production capabilities of the Springdale facility. In addition, the Company is also pursuing an additional $2.5 million financing package through a State Economic Development Agency for acquisition, additional manufacturing equipment and further production expansion of the Arkansas facility.

There can be no assurance that the Company will be able to achieve increased production volumes to support increasing customer requirements or sales levels or that the Company can continue to obtain additional capital resources to support manufacturing operations if required.

If the Company is unable to achieve and maintain a successful level of operation in the near future or unable to secure additional debt or equity financing to provide support its expansion program in conjunction with ongoing operations, or were it to be assessed the Mobil legal claims described in Note 6 to the financial statements, it is likely the Company will be unable to continue as a going concern.

The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw material accidents or other unscheduled shutdowns affecting the Company's, its suppliers or its customers plants, machinery, or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In February 1994, after a trial on the patent issues, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. The jury also determined that Mobil had not infringed two of the four patents, which AERT had asserted against Mobil. The jury verdict answered a number of interrogatories on the factual issues, and rendered advisory findings for the Court on Mobil's allegation that AERT had obtained its patents by inequitable conduct. Thereafter, the Judge adopted the jury's advisory findings on inequitable conduct and held that each of the four AERT patents were unenforceable for failure to disclose certain alleged prior art to the patent office during patent prosecution.

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence, which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct, and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 Motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. On June 1996, the U.S. Court of Appeals reversed a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed by the Delaware Court. The Company has not recorded any liability related to such litigation at September 30, 1997. Mobil Oil divested its composites business in 1996 and no longer directly competes with the Company.

In a related matter, the Company recently received a favorable response from the United States Patent and Trademark Office concerning a related product by process patent application, which has been pending throughout the litigation. This is an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made. Allowance of this patent, could have a positive impact for the Company in regard to the motions currently stayed before the Delaware District Court and its business in general.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


BY: /s/ Joe G. Brooks                               BY: /s/ David Sparks
------------------------------                      ----------------------------
JOE G. BROOKS                                       DAVID SPARKS
President                                           Corporate Controller

                                               Date:  November 12, 1997
Date:   November 12, 1997                           ----------------------
     --------------------