Form 10-K405
period 1997-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1998-03-31
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K



             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                      For the Year Ended December 31, 1997



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


Registrant's telephone number, including Area Code:  (501) 750-1299
                                                     www.aert.com


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

Aggregate market value of voting stock held by non-affiliates of the registrant at March 30, 1998: $25,713,048

Number of shares of the common stock outstanding at March 30, 1998:

                             Class A - 20,430,147
                             Class B -  1,465,530

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Advanced Environmental Recycling Technologies, Inc., ("AERT" or the "Company") was founded in 1988, by the Brooks family and associates of Springdale, Arkansas. Since inception, the Company has developed, patented, and commercialized several new technologies and products which significantly advances state-of-the-art reclamation of polyethylene plastic scrap and related manufacturing processes. AERT produces an innovative line of composite building materials which are primarily marketed to the national door and window component market, the heavy industrial flooring market, and the residential decking market. The Company utilizes its proprietary and patented technologies to produce a growing line of moisture-resistant and dimensionally stable, engineered composite building materials which were marketed under the trade names MoistureShield(TM) and ChoiceDek(TM). Since inception to December 31, 1997, the Company has generated net sales of $26,919,365, as component parts primarily into the U.S. residential homebuilding market. The Company is currently comprised of two separate, yet interrelated manufacturing facilities; the Composites Manufacturing Units located in Junction, Texas, and Springdale, Arkansas, which manufactures and markets its engineered composite building materials made from reclaimed plastics and by-product wood fibers, and the Plastics Reclamation Unit located in Springdale, Arkansas, which reclaims waste plastics, processing various LDPE and HDPE materials that are used as feedstocks in the composite manufacturing process. The Company also utilizes outside contract processors for a portion of its recycled plastic requirements.

AERT's advanced composite materials recently received United States patent allowance and exhibit numerous advantages over traditional wood and synthetic materials. These engineered composite materials are competitively priced, and through independent testing, have been shown not to rot, crack, warp or absorb moisture as compared to wood. In addition, the products are impervious to insects, do not require chemical or preservative treatments, and exhibit superior fire retardancy as compared to competitive grades of wood. They can be welded and fused by heat, nailed, screwed, sawed, or drilled, and with minimal additional machining, can be formed into any desired shape. The Company markets its engineered composite building materials under the trade names MoistureShield(TM), LIFECYCLE(TM), and ChoiceDek(TM) and markets these products into three areas; 1) the door and window component market, 2) the heavy industrial flooring market, and 3) the high-end residential and commercial decking market. The Company's MoistureShield(TM) and ChoiceDek(TM) products are now rapidly gaining increased market acceptance in the growing field of engineered wood products.

The Company employs a four-part business strategy: (1) it utilizes low-cost waste products and internally-produced products as raw materials; (2) it configures its production facilities so that it can economically manufacture a broad range of products on the same equipment in short production runs; (3) it maintains a high level of technical and product support for its customers and places a major emphasis on quality control and consistency in regard to its products; and (4) its marketing program identifies and sells to niche markets with defined needs in which the Company believes it can be prominent or dominant. The Company markets its products through direct customer relationships utilizing management and internal sales personnel, and places a high emphasis on maintaining strong working relationships with its customers. The Company's decking products are marketed through an exclusive North American marketing agreement with Weyerhaeuser Building Materials Distribution in certain markets. In early 1998, AERT was awarded "Preferred Supplier Status" by Weyerhaeuser BMD for its ChoiceDek(TM) decking line.

THE COMPOSITES UNIT

The Company's initial Composites Manufacturing Unit is located in Junction, Texas, and the Company recently opened the initial phases of a second facility in Springdale, Arkansas. The Company uses cedar fiber at the Texas facility and will use hardwood fiber at the Arkansas unit. The composite materials are hard, dense, short-grained substances with a dark, speckled surface appearance depending on the wood fiber. Because of their plastic content, the composites can be engineered for moisture resistance, do not require preservative or chemical treatments like traditional wood, can be designed and extruded to customer specifications to minimize waste, and are less subject to rotting, cracking, warping, insect infestation and water absorption than conventional wood materials. Because of the wood fiber content, AERT composites are less subject to thermal contraction or expansion and display greater dimensional stability than conventional plastic materials for such applications. The composites are denser than the straight-grained, clear grades of wood from western United States forests, which are traditionally used in the building applications for which AERT's products compete.

The composites manufacturing process involves proprietary and patented technologies and specialized manufacturing equipment, custom-built or modified for the Company's purposes. It utilizes recycled plastics and wood-filler materials and, in certain cases, special additives or virgin plastics in varying mixtures which can be formulated based on the customer's desired end-product characteristics. A key advantage of the Company's process is the ability to utilize plentiful, low-cost raw material components, encapsulate the wood fibers in the plastic and create a consistent material, free of foreign matter, which can be extruded and or machined into a desired shape while the end product maintains many properties similar to traditional wood materials.

The Composite Manufacturing Units are comprised of a wood fiber raw material processing department, a composite extrusion department, a millwork and fabrication department, and a priming and paint department. Most of the milling and painted MoistureShield products will be shifted over the next 12 months to the new Arkansas facility, which is intended to allow the Texas facility to increase ChoiceDek(TM) production. The raw materials processing department consists of wood fiber cleaning, drying, grinding and storage equipment; the extrusion departments will shortly each consist of three extrusion and downstream production lines (although the Arkansas lines will have larger capacities); the millwork departments will also shortly each consist of two moulding and end-work lines; and the new Springdale painting department consists of inspection, preparation and a painting and drying line. The Company has recently upgraded the painting department with a larger and improved painting system at the Springdale facility which was started up during the first quarter of 1998. This line is designed to enhance the quality of the surface finish and allow the company to introduce an additional high end product line in the near future which will be marketed as MoistureShield Plus.

In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser, Inc. ("Weyerhaeuser") for sales of its LIFECYCLE(TM), line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser currently markets the product under the Company's trade name, ChoiceDek(TM), in a limited number of its 80 distribution and reload centers primarily in the southwest, West Coast, and western mountain regions of the United States. During the past year, the Company has not been able to increase its decking sales due to production limitations. The Company intends to continue to grow and add additional Weyerhaeuser distribution as production increases, and to expand its distribution within its established markets.

Due to increased composite sales demands, the Company is currently working to expand its composite manufacturing capacity by the addition of up to 3 additional larger extrusion lines in the near future at the Springdale facility.

THE PLASTICS RECLAMATION UNITS

The Plastics Reclamation Unit was originally located in Rogers, Arkansas and was initially established to develop and commercialize plastic recycling technology primarily to serve as a dependable, cost-effective source of plastic raw materials for the Composites Manufacturing Unit. The Rogers facility suffered two extensive fires in 1996 and ceased operations in December 1996. The Company began activities at its Plastics Reclamation Unit in 1990. Since that time, the Company has further developed and patented its proprietary waste plastics reclamation technologies which allows it to recover waste plastics from the by-product of paper recycling mills, as well as certain waste plastic from post-consumer or industrial plastic films. (See "Supply and Pricing of Raw Materials") Secondary fiber recovery mills recycle paper and polyethylene-coated paperboard to recover the paper fiber through a process known as hydropulping. The by-product of the hydropulping process is a water-saturated mixture of polyethylene and unrecovered paper fiber, which most such mills currently dispose of without further processing. Using certain plastics recycling technologies, which such paper recycling companies do not generally have available, the Company has been able to economically recover polyethylene suitable for use in its composite manufacturing process.

In 1991, while continuing to develop its initial plastic recycling technology, the Company entered into a technology development agreement with The Dow Chemical Company for the purpose of further developing and commercializing the Company's plastic reclamation technology for additional applications of polyethylene films. The Company received an initial 10 million pounds market development order from Dow in 1992 for recycled plastic. However, when federal recycling legislation and market development waned for recycled plastic that order was restructured in 1994 allowing the Company to significantly reduce indebtedness. Pursuant to the restructuring, Dow forgave approximately $879,000 in debt from the Company in lieu of purchasing the remaining portion of the recycled plastic. Following the restructuring and completion of the Dow contract, the Company began utilizing production capacity not required for processing raw materials for the Composites Manufacturing Unit to produce other types of materials for sale to manufacturers of grocery bags, trash bags, and other manufacturers of plastic goods desiring recycled content in their products.

Through 1995, the Company's plastic reclamation facility was involved in sales of recycled plastics to third party film manufacturers. The materials desired by these customers required substantial processing beyond that necessary to produce raw materials for the composites facility and sufficient efficiencies of scale were never attained. This, coupled with increased sales of the Company's composite products, and the composites division's increased raw-material requirements, prompted the Company, in the first quarter of 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to its Junction composites operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third-parties, for other equipment which was utilized to produce raw-materials and for additional equipment necessary to complete the installation of a third production line at the Company's composite facility.


The Company experienced a series of extensive fires that caused substantial damage during the last half of 1996 at its Rogers, Arkansas plastic reclamation facility. These fires in September and December of 1996 set back the Company's plastic reclamation program and limited composite sales growth. The facility is currently being rebuilt and the Company has begun establishing a national supply network for polyethylene. The company is also currently negotiating with several large waste polyethylene generating plants to enter into long term supply commitments. These fires have been determined to be arson by authorities and an investigation is ongoing. The Company moved its LDPE plastic processing function to a new facility in Springdale, Arkansas, and commenced operations in late 1997. The Company intends to further increase internal LDPE production during 1998.

SUPPLY AND PRICING OF RAW MATERIALS

The Company's composites are currently manufactured from cedar fiber, polyethylene industrial and post-consumer film scrap and ground industrial and post-consumer high-density polyethylene containers as well as other sources of consistent polyethylene waste products. In addition, the Arkansas facility will shortly utilize hardwood fiber as its wood source. AERT has entered informal supply agreements for the cedar fiber and a portion of the waste plastics used in its composite manufacturing process, although it is the Company's intention to enter into additional supply agreements in the future. The Company currently purchases raw materials from sources, which it believes are dependable and adequate for its short-term manufacturing requirements and the Company believes suitable alternative sources are available. Additional raw material supply sources of both plastic and wood fiber will be required for the Company to continue to increase composite production and sales. The Company is currently working to enter formal supply agreements for both additional plastic and fiber supplies. However, a significant disruption of supply arrangements, a reduction in raw material consistency or quality or significant increases in raw material prices could have a material adverse effect on AERT's operations as recently experienced with the Rogers, Arkansas fires.

     Cedar Fiber. The composite facility is located near four cedar mills which extract cedar oil for perfumes and industrial detergents and dispose of the cedar fiber as a by-product of their operations. It is also sold by said mills in some instances as a horse stable bedding, or a drilling mud bridging agent. The Company, in the past, has purchased all of the wood fiber required for its manufacturing purposes from these mills. Although the Company believes it has access to sufficient supplies of cedar fiber to supply its initial customer requirements; the Company has manufactured its composite material with other types of wood fibers. The Company has commenced a testing program with hardwood waste, and believes that a number of substitute wood fibers could be satisfactorily used in its manufacturing process and that other sources are currently available. The Company intends to begin manufacturing a portion of its OEM products with wood fibers other than cedar at the new Springdale facility. As the Company's ChoiceDek(TM) product line continues to grow, additional cedar fiber will be required of which there is no commitment at this time.

     Hardwood Fiber. The Springdale facility is located in the Ozark Mountain area with numerous hardwood mills and manufacturers. The Company has currently established a minimum of two hardwood suppliers for the Springdale facility.

     Recycled Plastics. The cost of recycled waste plastics for use in the composites manufacturing process has been subject to significant market and quality fluctuations over the past several years and the Company has experienced supply problems associated with contaminated plastics in the past. In an effort to reduce its exposure to price volatility, inconsistent quality, and potential supply disruptions, the Company in 1990 developed its own patented plastic recycling technologies and established the waste Plastics Reclamation Unit in Rogers, Arkansas to assure itself of a cleaner, more dependable, and consistent supply of plastic raw material for its composite manufacturing operations. The Company recently commenced its LDPE processing function at a new facility in Springdale, Arkansas. The Company has also recently established several additional plastic supply sourcing relationships in order to broaden its sources of supply.

The Company's plastics manufacturing processes primarily focus on recycling the following polyethylene films for use in the composites manufacturing process:


     - Low Density Polyethylene ("LDPE") poly coatings or linings from recycled bleached food-board, which are generated from the hydropulping process;

     - High Density Polyethylene ("HDPE") and Linear Low Density Polyethylene ("LLDPE") mixed plastic grocery bags from supermarket and store collection programs; and

     -    HDPE ground container material.

These films are highly contaminated with paper and other non-plastic materials, which makes them less desirable for traditional plastic uses, and thus lessens their value to producers of recycled plastics. However, plastic used for the Company's Composites Manufacturing Unit does not require the purity, extensive cleaning, additional washing and melt filtration associated with conventional plastics, and can be processed faster and more economically. Further, the contaminated plastics are acquired by the Company at minimal costs, primarily only the freight charges. By focusing on contaminated plastics, the Company is able to process these materials through its Plastics Reclamation Unit and produce an acceptable lower-cost feed stock for the composites facility. The Company believes that it has adequate and reliable sources of LDPE hydropulp and HDPE/LLDPE mixed plastic grocery bags for the near future once its internal plastic reclamation facilities recommence full-scale operations. The Company also from time to time purchases plastic, if available at reasonable costs and quality, from outside sources, such as brokers or other plastic recyclers, to supplement the above-described sources.

MARKETING AND SALES

The Company has directed its initial marketing activities to specialized market segments in the building and construction industry in which cost and physical characteristics place AERT's composite products, such as the subsurface component pieces of standard door and window products, at a competitive advantage over alternative conventional materials and in which the current weaknesses of composites (for example, certain of its strength and aesthetic characteristics) are not critical disadvantages. The Company also markets a growing line of primed and painted window parts that substitute for wood and wood clad components. The Company has developed an extensive customer base in the national door and window market, and with Weyerhaeuser BMD, primarily through members of management, and strives to maintain strong customer relationships.

To the extent a prospective customer currently uses wood for such component pieces, the Company emphasizes the "value-added" potential of its MoistureShield(TM) composite product which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics. The Company also calls the prospective customer's attention to the savings in time and expense that can be achieved by designing into the equipment used in the extrusion process and much of the millwork required in the customer's finished product. In addition, the Company emphasizes the customer's avoidance of the chemical treatments and in plant volatile organic compounds requirements often necessary to give competing wood products rot resistance and durability and the customer's avoidance of the substantial scrap wood or sawdust waste-product typically generated in the sawing and milling process. The Company also stresses the additional durability and performance of its products, which allows its customers to extend the lifetime or warranties of their products.

MoistureShield(TM) composites have been previously marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Reductions in construction activity could have an adverse effect on the demand for AERT composites; however, the Company believes that its market diversification program will reduce the effects that fluctuations in construction activity would have on the Company. The Company focuses heavily on products for the home improvement market, which often tends to increase in activity when housing starts decline, and the Company is further expanding its marketing focus and increasing its decking distribution with its ChoiceDek(TM) products through Weyerhaeuser to accommodate a wider range of applications in order to avoid being totally dependent on one industry.

In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser for sales of its LIFECYCLE(TM) line of extruded decking components, which was primarily targeted towards the high-end residential housing market. Weyerhaeuser currently markets the product under the Company's trade name, ChoiceDek(TM), in a limited number of its distribution and reload centers throughout the United States and Canada. The Company intends to further increase distribution and add additional markets during 1998 while continuing to increase sales in its initial decking markets. Weyerhaeuser markets ChoiceDek(TM) primarily through independent contractor oriented lumber dealers. Additional home center distribution is planned for limited markets in 1998. ChoiceDek(TM) is promoted through displays at regional and local home, lawn and garden shows as well as store demonstration displays and marketed via a web site on the Internet. The address is WWW.CHOICEDEK.COM. The Internet site targets high-end contractors and architects.

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

INDUSTRY STANDARDS

ASTM and certain industry trade organizations have established general standards and methods for measuring the characteristics of specific building materials. Users of building materials (and frequently, issuers of building codes) generally specify that the building materials comply with such standards relative to the proposed applications. In regard to decking, many areas require independent testing of specific test criteria in order to qualify for building code approval. The Company has generated a substantial amount of independent test data regarding its products and has developed an extensive field history in conjunction with positive customer satisfaction for its components through its large OEM customers. In addition, the Company has submitted its decking products to extensive independent testing by certified laboratories. The Company has submitted its decking to and successfully passed numerous extensive testing parameters. The Company is currently finalizing such independent testing for submission to an evaluation service in order to receive a formal BOCA (blanket building code approval) rating for its decking products. The Company currently submits its testing data and allows the user to determine suitability for the application. The lack of such a standard (and the independent assurance of extensive testing, quality control and performance capability which compliance with accepted standards typically provide), may limit the market potential of the Company's decking materials in certain areas and make potential purchasers of such building materials reluctant to use them until independent certification is granted by a universally recognized approval agency.

The Company has accumulated significant product test data and begun the internal preparation of proposed guidelines for wood-plastic composite materials for certain decking construction applications for submission and evaluation for an independent BOCA approval rating. The Company intends to submit its application in the near future. The consideration and evaluation of proposed testing standards for BOCA is sometimes a lengthy process, typically requiring several months at a minimum. The Company may also have to submit to additional independent testing to gain approval. Management believes the Company's decking products can meet and conform to nationally recognized BOCA performance standards and intends to obtain an independent BOCA approval rating in the future for its decking products.

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

Many large competitors also have research and development budgets, marketing staffs and financial and other resources, which far surpass the resources of the Company. There can be no assurance that such competitors will not attempt to develop and introduce similar recycled composite materials. The Company must also compete in the building materials market with certain other plastics recyclers currently manufacturing recycled materials intended for similar building material applications, including decking and fencing. None of such recyclers, to the Company's knowledge, have achieved significant commercial acceptance to date, however,

Mobil Oil Company entered the market in 1992 with a new composite products division and a decking and fencing product called Timbrex, which was recently renamed Trex. Mobil initiated a large national marketing and advertising program and attained significant distribution in the decking market. Mobil divested this division in 1996 to a group of Trex managers. The new company is called The Trex Co., LLC. Therefore, as of this date, Mobil Oil is no longer in this business, nor is it a direct competitor of the Company.

As the Company has developed its own plastics reclamation technologies, it has in certain instances been required to compete for raw materials with other plastics recyclers, or plastic resin producers, most of which are far larger and better established than the Company. However, management believes that its focus towards sources of contaminated polyethylene films that it recycles and uses in its composites business are less attractive to most producers of recycled plastics. As a result, the Company has not historically experienced significant competition for such raw materials, however the increasing market demand for composite products is now changing and several additional competitors are starting to show interest in poly waste. Further, the Company believes that the plastics reclamation processes it has developed for composite manufacturing business are targeted to the waste management needs of particular industrial waste generators, to plastic film wastes and to other plastic waste generators, whose potential as a recycling source is not being utilized to a significant extent by current plastics recyclers, rather than to post-consumer, source-separated plastic containers recycling processes, in which a substantially greater number of plastics recyclers compete for plastic waste materials. As it grows, the Company now expects to encounter new entrants into the composites or plastics reclamation business which could effect the Company's source of raw materials supply and who may have substantially greater financial and other resources than the Company and which may include beverage bottlers, distributors and retailers as well as forestry product producers, petrochemical and other companies. For example, The Trex Co., LLC is now competing with the Company for certain raw materials in connection with the production of its Trex product described above. This competition may cause the price of the Company's raw materials to rise somewhat in the future.

PATENTED AND PROPRIETARY TECHNOLOGY

The Company's composite manufacturing process and its development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets which are considered proprietary by the Company, as well as certain methods, processes and equipment designs for which the Company has sought additional patent protection. The Company has taken measures, which are designed to safeguard its trade secrets by, among other things, entering confidentiality and nondisclosure agreements. Should the Company's trade secrets be disclosed notwithstanding these efforts, the business and prospects of the Company could be materially and adversely affected. The Company has filed eighteen patent applications and has received issuance from the United States Patent and Trademark Office for thirteen patents, five of which relate to the Company's composite materials manufacturing operations and eight of which relate to its waste plastics reclamation technologies. The patent applications recently allowed relate to the Company's extrusion process, extrusion apparatus, and its continuous down streaming cooling and forming conveyor system, and its plastic reclamation process and equipment. The Company recently received a formal notice of allowance for its fourteenth patent. In February 1994, in litigation with Mobil Oil Corporation, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. (See Item 3 "Legal Proceedings"). The Company's additional pending applications relate to additional manufacturing apparatus, the composite product composition and technology involving its film reclamation processes. There can be no assurance such additional patents will be allowed, or if allowed that they will not be challenged and invalidated. The cost of patent protection, and in particular, patent litigation is extremely high. The Company intends to take other steps reasonably necessary in the future to protect its existing technology and any technology which may be subsequently developed. The Company may license its technologies to industrial users in the future if licensing terms can be agreed upon and if the Company believes it can preserve adequate demand for its own products.

EMPLOYEES

On December 31, 1997, the Company employed 164 full-time personnel, 28 are executive or office personnel and 136 are full-time factory personnel. The Company, from time-to-time, employs additional persons on a part-time basis in its manufacturing operations. The Company anticipates that as its business expands it will employ additional management and factory personnel.

ITEM  2.  PROPERTY

The Company conducts its composite products manufacturing operations from a 49,000 square foot manufacturing and storage facility on a seven-acre site in Junction, Texas. The grounds and a 10,500 square foot building are leased from Marjorie S. Brooks, a major shareholder, under an agreement that expires April 30, 2001. The Company owns the building improvements located on the site and currently pays a monthly rent of $1,519 for the lease. The Company believes that the Junction facility is currently suitable for its composite materials manufacturing requirements, however, the Company is evaluating ways to establish additional composite capacity.

The Company's original plastic reclamation facility was located in Rogers, Arkansas, where the Company leased 17,000 square feet for its manufacturing and warehouse facility and adjacent office space. This facility was being occupied under the provisions of a production lease that expired January 1, 1997 and contained five automatic renewal options of one year each. The lease agreement did not require any minimum lease payments, but required payments based on plant production at a rate of $.02 per pound. The Company paid no rent for this facility during the year ended December 31, 1997. The Rogers facility is currently being rebuilt and the Company intends to renegotiate and enter into a revised lease and manufacturing agreement during 1998.

The Company's Springdale, Arkansas manufacturing facility consists of 103,000 square feet and is located on 10 acres with a rail siding in the Springdale Industrial District. The facility has dual sprinkler systems and houses the Company's corporate offices. The Company currently leases the facility for $19,000 per month and has an option to purchase for 1.8 million dollars. The Company is currently evaluating buying said facility during 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of March 30, 1998, the Company's Class A Common Stock is traded in the over-the-counter market and are listed on NASDAQ under the symbol AERTA. The Company's Class B warrants AERTZ are no longer listed. In order to remain listed on NASDAQ, the Company is required to meet certain criteria ("Maintenance Standards") established by NASDAQ. One such Maintenance Standard is a minimum bid price of $1.00 per share. As of December 31, 1997, the Company's bid price per share was below $1.00 and the Company had total stockholders' equity of approximately $2.4 million. Unaudited results subsequent to December 31, 1997, indicate that reduced losses are continuing and that the Company continues to have negative cash flows from operating activities. The increased NASDAQ listing standards went into effect on February 23, 1998. The Company has been advised by NASDAQ that it has until May 28, 1998, to increase its minimum bid price above $1.00 for 10 trading days. The Company is also considering implementing a 1 for 2 or 1 for 3 reverse stock split in order to attain compliance. With the opening of the Springdale plant the Company's stock has been above $1.00 since March 18, 1998 and closed at $1.6875 on March 26, 1998. The Company intends to recapitalize in the near future and increase its stockholders equity above 4 million.

The following table sets forth the ranges of high and low bid prices (as reported by NASDAQ) of the Company's Class A Common Stock and Redeemable Class B Warrants, for the years ended December 31, 1995, 1996 and 1997. The quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                        Class A                       Class B
                                                      Common Stock                   Warrants
                                                  High            Low            High         Low
                                                  ----            ---            ----         ---
 Fiscal 1995
    First Quarter                                  .53            .32            .06          .03
    Second Quarter                                2.06            .34             .*           .*
    Third Quarter                                 2.00           1.00            .56          .13
    Fourth Quarter                                1.50            .94            .25          .09
 Fiscal 1996
    First Quarter                                 1.31            .75            .19          .13
    Second Quarter                                1.63            .97            .38          .13
    Third Quarter                                 1.00            .75            .13          .06
    Fourth Quarter                                 .94            .34            .25          .06
 Fiscal 1997
    First Quarter                                  .56            .31             *            *
    Second Quarter                                 .44            .28             *            *
    Third Quarter                                  .63            .34             *            *
    Fourth Quarter                                 .59            .25             *            *

* - No established public trading market in 1995. Securities were delisted due to lack of trading requirements in 1998.

As of March 30, 1998, there were 1,569 record holders of Class A Common Stock and 11 record holders of Class B Common Stock. The number of beneficial owners of the Class A Common Stock at March 30, 1998 is not known; however, based on inquiries to certain brokers, management believes the number of the beneficial owners of Class A Common Stock at March 30, 1998 was in excess of 5,000.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth selected historical data for the Company for the years ended December 31, 1993 through 1997. For the years ended December 31, 1997 and December 31, 1996, the data was obtained from the Company financial statements contained in this document at pages F-1 through F-24. Data for the periods prior to December 31, 1996 was obtained from Item 6 of the Company's Annual Report or Form 10-K for the year ended December 31, 1996.

STATEMENTS OF OPERATIONS DATA:

                           YEAR ENDED        YEAR ENDED        YEAR ENDED       YEAR ENDED        YEAR ENDED
                          Dec. 31, 1997    Dec. 31, 1996     Dec. 31, 1995    Dec. 31, 1994     Dec. 31, 1993
                          -------------    -------------     -------------    -------------     -------------
Sales                      $ 7,982,381      $ 6,950,219        $ 5,581,172      $ 3,675,018       $ 2,043,476
                           -----------      -----------        -----------       ----------       -----------

Net Loss before
Extraordinary
Gain                        (1,913,664)      (2,933,698)        (2,756 263)      (2,970,135)       (3,692,773)
                           -----------      -----------        -----------       ----------       -----------

Extraordinary
Gain                           757,644           36,666                  -          879,373                 -
                           -----------      -----------        -----------       ----------       -----------


Net Loss                    (1,156,020)      (2,897,032)        (2,756,263)      (2,090,762)       (3,692,773)
                           ===========      ===========        ===========       ==========       ===========
Net Loss before
Extraordinary gain per
 common share                     (.09)            (.15)              (.17)            (.21)             (.34)

Extraordinary gain per
 common share                      .04                -                  -              .06                 -
                           -----------      -----------        -----------       ----------       -----------

Net Loss Per common
 Share(1) (Basic and
  Diluted)                        (.05)            (.15)              (.17)            (.15)             (.34)
                           ===========      ===========        ===========       ==========       ===========
Weighted Average
 Number of Shares
 Outstanding(1)             21,800,170       19,134,484         15,779,721       14,166,869        10,853,938

BALANCE SHEET DATA:

                                  Dec. 31, 1997      Dec. 31, 1996      Dec. 31, 1995     Dec. 31, 1994     Dec. 31, 1993
                                  -------------      -------------      -------------     -------------     -------------
WORKING CAPITAL (DEFICIT)           $(3,117,649)         $(892,995)       $(1,556,805)        $(599,753)        $(701,142)
TOTAL ASSETS                          7,641,328          6,725,599          7,357,742         8,781,907         9,146,981
LONG-TERM DEBT
LESS CURRENT MATURITIES                 588,412            955,776          1,266,642         1,844,597           892,294
TOTAL LIABILITIES                     5,290,970          3,623,170          3,643,999         3,335,459         3,010,529
STOCK SUBSCRIPTION                           -                  -                  -                 -          1,000,000
STOCKHOLDERS' EQUITY                 $2,350,358         $3,102,379         $3,713,743        $5,446,448        $5,136,452

(1) The net loss per share of common stock is based on the combined weighted average of shares of Class A and Class B Common Stock outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Year Ended December 31, 1997 Compared To Year Ended December 31, 1996
---------------------------------------------------------------------

Net sales increased to $7,982,381 for the year ended December 31, 1997, which represented an increase of $1,032,162 or 15% over the year ended December 31, 1996. 1997 composite sales consisted of door and window component sales of $5,588,679, decking material sales of $1,836,961, and industrial flooring sales of $556,741. This compares with 1996 composite sales of $4,633,720 for door and window components, $1,935,849 for decking sales, and $367,490 for industrial flooring sales. Increased decking sales were limited during 1997 due to production restraints.

Although overall composite sales increased, primarily attributable to the addition of a third extrusion line and related manufacturing equipment expansion which started production during mid 1996; plastic raw material disruptions caused by the 1996 Rogers fires and delays in starting up a fourth extrusion line and new paint and finishing system limited further composites sales growth for the year. Although production and sales increased slightly over prior years, the Company was restrained in its attempt to further increase sales and supply its existing customer commitments. The Junction, Texas composites facility also experienced less than desired efficiencies due to the large number of products run during the past year. The Company experienced significant raw material problems in addition to negative cost variances with its plastic raw material supplies when the company had to purchase all plastic from outside vendors and further process it at the Junction facility due to the extensive fires experienced at the Rogers plastic reclamation facility. Both fires were deemed arson by authorities. The exceptionally wet 1997 spring also disrupted fiber supplies to the Company's cedar mill suppliers and the Company lost significant production time due to flooding in the Central Texas area. The Company's raw material costs increased from $1,077,054 in 1996 to $1,937,400 in 1997, even with increased utilization of composite regrind.

The claim regarding the September fire was settled in late 1996 for approximately $379,000 and the Rogers plastic reclamation operation recommenced in late November. On December 15, 1996, the undamaged portion of the Rogers facility then suffered a second major fire and the manufacturing portion experienced extensive damage closing the facility. The Company's rebuilding efforts were delayed for most of the first half of 1997 due to the ongoing fire investigation and insurance settlement delays. The December fire claim was finally settled in June of 1997 for 1.9 million dollars.

Cost of goods sold decreased from $7,822,154 in 1996 compared to $7,639,708 for 1997. The decrease in cost of goods sold was primarily attributed to reduced payroll and payroll expenses, which were primarily attributable to the shut down of the Rogers facility, combined with the Junction plant's, increased utilization of regrindable scrap. Further improvements in efficiencies were limited due to the above mentioned obstacles which the Company encountered.

Significant categories are as follows:

        Expense Category                 1997          1996
        ----------------              ----------    ----------
        Payroll and payroll taxes     $2,594,056    $3,043,797
        Depreciation                   1,076,570     1,194,406
        Raw Materials                  1,937,400     1,077,054
        Other                          2,031,682     2,506,897
                                      ----------    ----------
        Total                         $7,639,708    $7,822,154
                                      ==========    ==========

Payroll and payroll taxes in 1996 for Rogers were approximately $450,000, which were not applicable during 1997. However, this overall labor (payroll) reduction was offset by an increased raw material cost of $1,937,400 or $860,346 over 1996 in conjunction with higher amounts of regrind used during this period. Other expenses were reduced somewhat in 1997 vs. 1996 with the exception of increases in insurance premiums, security costs, and millwork tooling.

Selling, General and Administrative expenses during 1996 were $1,687,697 compared to $2,090,049 for 1997. The increase in Selling, General and Administrative expenses was primarily attributable to increased professional fees and additional insurance and overhead which the Company had to attain. The Company also acquired a second manufacturing facility in August of 1997 and lease facility payments also contributed to the overhead increase. In addition, the Company began a more extensive marketing program for its ChoiceDekTM products with the goal of increasing distribution and sales. As decking distribution increases, additional marketing expenses will be incurred, although based as a small percentage of sales, to further support increased sales levels. Other than increased marketing expenses as a percentage of anticipated increased sales, and the lease and overhead payments for startup of the new Springdale manufacturing facility during first quarter 1998, the Company does not anticipate requiring significant additional overhead for anticipated increased sales during 1998 from the addition of its fourth and fifth extrusion lines.

The composites division showed significant improvement under difficult conditions and recorded a positive gross margin of $342,673 vs. a ($871,935) for the comparable period a year earlier. This amounted to a $1,214,608 improvement over the prior period however further improvement was limited by negative raw material variances, reduced throughputs, and delays associated with bringing on-line the fourth extrusion line and introducing the Company's new line of primed window components which restricted additional sales. The Company originally planned on placing its fourth extrusion line at its Junction, Texas facility. However, the loss of raw materials from the Rogers fire, combined with the start up of the new Springdale facility prompted the Company to move the fourth extrusion line equipment to Springdale, and order equipment for a fifth extrusion line. The fourth line is scheduled to start up in April of 1998, followed by a fifth line in late May. A sixth line is under consideration for July.

The net loss for 1996 was $2,897,032 or a net loss per weighted average common share outstanding of $0.15. This compares to a loss of $1,156,020 or a net loss per weighted average common share outstanding of $0.05 for 1997. The 1996 loss did include a one-time charge of $129,767, which related to a write off of damaged equipment and leasehold improvements lost in the December fire in Rogers. The loss before extraordinary item for 1997 was $1,913,664 or $0.09 per share which was reduced by a one time extraordinary gain of $757,644 relating to a fire insurance settlement.

The Company, during 1997, struggled to hold onto its existing customer base, while it worked to reestablish its raw material sourcing and manufacturing focus. With the loss of its primary raw material source, the Company struggled with manufacturing and throughput problems associated with excessive contamination and inconsistency in its plastic materials. This, coupled with management's objective to grow the business and hold onto the customer base, led to a large number of products, which resulted in less than desired sales volumes and limited operating efficiencies. Establishing large OEM customer sales is a long, time consuming, and elaborate process and several of the Company's door and window customers had completed years of testing prior to introducing AERT components into their product lines. Component changeover is difficult for these types of customers and after years of development work, AERT management was determined not to lose its customer base, even when faced with the Rogers fires. Thus, the Company has been successful in its efforts to hold onto its customer base during this difficult period and is now ready to grow and begin expanding again.

The Company has taken additional security measures, including installation of surveillance cameras, and the addition of on-site security personnel, which are intended to better protect the Company's facilities.

The Company is currently adding a second multipurpose manufacturing facility in Springdale, Arkansas. The Company's capital expansion program involves adding additional plastic processing production, an upgraded painting and finishing facility, a second millwork facility, and a fifth extrusion line (in addition to the fourth line already on hand). Projected expansion costs are 2.1 million dollars and when all phases are fully operational by mid year 1998, are intended to increase the Company's manufacturing capacity to the 30 million dollar annualized sales level, from both manufacturing facilities. Once completed and operational and based upon customer forecasts and demands, the Company may implement additional expansion during the third quarter of 1998, as the new Springdale facility will currently accommodate four additional extrusion lines. This could require significant additional capital expenditures.

The Company's main focus in conjunction with this expansion is to improve operating efficiencies, and reduce unit production costs to levels required for strong gross margins and sustained profitability. By shifting MoistureShield OEM products to what management believes will be a newer, more cost efficient manufacturing facility, in conjunction with reduced raw material costs and increased extrusion throughputs; the Company believes it can reduce its MoistureShield production costs while also increasing sales volumes in conjunction with increased ChoiceDek throughputs at its Texas facility. This in conjunction with other efficiency enhancements at the Texas facility are designed and intended to also enhance gross margins and attain strong profitability for the ChoiceDek(TM) line.

Although the Company believes that 1998 first quarter sales will increase significantly over the previous period of 1997, reduced operating losses will continue into the first quarter of 1998, while the new Springdale manufacturing plant is started up and streamlined. The Company believes substantial reductions of unit production costs will result from increased automation and streamlining the amount of products run at the Company's operation in Junction, Texas. There can be no assurance that the Company can attain its anticipated continued operating improvements or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

Year Ended December 31, 1996 Compared To Year Ended December 31, 1995
---------------------------------------------------------------------

Net sales increased to $6,950,219 for the year ended December 31, 1996, which represented an increase of $1,369,047 or 25% over the year ended December 31, 1995. 1996 composite sales consisted of door and window component sales of $4,633,720, decking material sales of $1,935,849, industrial flooring sales of $367,490, and other sales of $13,160. This compares with 1995 composite sales of $3,770,569 for door and window components, $762,179 for decking sales, $395,252 for industrial flooring sales, and other sales of $653,102.

The increase in composite sales was primarily attributable to the addition of a third extrusion line and related manufacturing equipment expansion, which started production during mid 1996. Although production and sales increased over prior years, the company was restrained in its attempt to further increase sales and supply its customer commitments due to production limitations and inefficiencies at the Junction, Texas composites facility. In addition, the Company experienced significant raw material problems with its plastic supplies, created when the company had to purchase all plastic from outside vendors due to the extensive fires experienced at the Rogers plastic reclamation facility in September and December of 1996. Both fires were deemed arson by authorities. Members of management voluntarily submitted to and passed polygraph tests after the December fire.

The claim regarding the September fire was settled in late 1996 for approximately $379,000 and the Rogers plastic reclamation operation recommenced in late November. On December 15, 1996, the undamaged portion of the Rogers facility was then set fire and the manufacturing portion experienced extensive damage closing the facility. As of this date, the Company has submitted a claim for damages of $1.95 million dollars and has received a $350,000 advance from the insurance company. The Company intends to rebuild the Rogers facility and resume operations during the first half of 1997 and hopes to settle the second fire claim in the near future. Although the Company has established alternate supply sources and is currently meeting its customers minimum requirements, it will require the Rogers facility to come back on line or find additional external supply sources to provide the quality, consistency, and the volume of plastic required for the Company to continue to increase composite sales to a level required to attain profitability.

Cost of goods sold was $7,822,154 for 1996 compared to $6,183,924 for 1995. The increase in cost of goods sold was primarily attributed to increased sales and increased raw material and labor costs associated with the less than desirable operating efficiencies at the Junction facility. The Company's material and labor costs were adversely impacted by the quality and consistency of the outside vendor raw material plastic that it has had to utilize and increase purchases for due to the Rogers fires. In addition, these costs increased in both real dollars and as a percent of sales due to the excessive scrap rates and the inefficient utilization of the regrindable scrap. Significant categories are as follows:

Expense Category                                        1996                  1995
----------------                                     ----------            ----------
Payroll and payroll taxes                            $3,043,797            $2,169,987
Depreciation                                          1,194,406             1,043,804
Raw Materials                                         1,077,054               858,058
Other                                                 2,506,897             2,112,075
                                                     ----------            ----------
Total                                                $7,822,154            $6,183,924
                                                     ==========            ==========


Selling, General and Administrative expenses during 1996 were $1,687,697 compared to $1,356,244 for 1995. The increase in Selling, General and Administrative expenses is primarily attributable to increased salaries and professional fees. In addition, the Company began a more extensive marketing program for its ChoiceDekTM products with the goal of increasing distribution and sales. As decking distribution increases additional marketing expense will be incurred to further support increased sales levels.

The net loss for 1996 was $2,897,032 or a net loss per weighted average common share outstanding of $.15. This compares to a loss of $2,756,263 or a net loss per weighted average common share outstanding of $.17 for 1995. The 1996 loss did include a one-time charge of $129,767, which related to a write off of damaged equipment and leasehold improvements lost in the December fire in Rogers.

Liquidity and Capital Resources
-------------------------------

At December 31, 1997, the Company had a working capital deficit of ($3,117,649) compared to a working capital deficit of ($892,995) at December 31, 1996. The deficit is primarily attributable to the Company's delays in obtaining positive cash flows from operations, in conjunction with expenditures for ongoing manufacturing expansion. Of such deficit involving total liabilities of approximately $5.2 million as of December 31, 1997, $1.9 million was to the Company's major shareholder, $1.3 million was a short term bridge loan, and approximately $1.5 million was in payables of which a significant portion reflects the ongoing construction in progress of the Springdale facility. Trade payables were $346,887 (28%) higher than a year ago also due to the Company's $2.1 million capital expenditure program. The $3.1 million working capital deficit also reflects management decision to enter into short term debt financing, while the Company is expanding and building, improving its production and sales capacities rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. Management intends to significantly reduce and or eliminate the negative working capital deficit later during 1998, through a combination of debt restructing and or equity financing in conjunction with obtaining positive cash flows from operations once the fourth extrusion line starts producing product from the new Springdale facility.

Cash and cash equivalents decreased $37,328 in 1997. Significant components of that decrease were: (i) cash used in operating activities of $466,548, which consisted of the net loss for the period of $1,156,020 reduced by depreciation and amortization of $1,192,785, increased by the extraordinary gain of $757,644 and reduced by other sources of cash of $254,331; (ii) cash used in investing activities of $376,423, and (iii) cash provided by financing activities of $805,643. Payments on notes during the period were $727,585 and proceeds from the issuance's of notes amounted to $1,304,229. At December 31, 1997, the Company had notes payable, net of debt discount, in the amount of $2,272,419, of which $1,684,007 were current notes payable, net of debt discount, or current portion of long-term debt. Of such $1,684,007, $1,550,345 or 92% was to the major shareholder and other investors closely associated with the Company.

During the second quarter of 1996 the Company began an expansion project at the Junction, Texas facility and added a third extrusion line in an attempt to positively address increasing sales and a growing customer order backlog. The Company expended approximately $800,000, which was completed in 1997. The Company also initiated a new paint system, and the addition of a second extrusion facility during 1997, in conjunction with rebuilding a portion of its plastic processing functions. To finance these expansions, in addition to providing additional working capital, the Company completed a private offering in January and March of 1997 to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 977,367 shares of Class A Common Stock. Net offering proceeds consisted of $228,999 in cash. As part of the offering, the Company has issued 150,466 Class I Warrants to the Stock Placement Distributor. The Class I Warrants expire three years from the date of issue and are exercisable at prices from $0.31 to $0.56 per share of Class A Common Stock for each Class I Warrant exercised.

In November 1997, the Company completed a Private Placement Offering with the issuance of $1.3 million in short term bridge notes. Net offering proceeds consisted of $1,131,000 in cash. Interest is at 12% and payable in cash or Class A Common Stock, at the Company's option. The bridge loan also allows for warrants to acquire 2,600,000 shares of Class A Common Stock for 5 years at $0.375. The Company also issued 156,000 Warrants to The Zanett Securities Corporation as the Placement Agent and entered into a right of first refusal loan financing agreement for up to an additional 2.2 million dollars for 2 years.

In February of 1998 the Company borrowed an additional $800,000 under said agreement in order to maintain and complete in construction and expansion program. Interest was at 12% and 1,600,000 warrants were issued at $0.87 and 96,000 warrants were issued to Zanett as Placement Agent.

The Company is also currently pursuing up to a 2.5 million-dollar, low interest, job creation financing through a State Economic Development Agency for acquisition of and further expansion of the new Springdale facility. The Company's current and ongoing capital expansion program to complete the startup of the new Springdale facility with two additional extrusion lines and a second moulding department is estimated at 2.1 million dollars of which 959,060 had been expended as of December 31, 1997.

The Company maintains an accounts receivable factoring agreement for up to $700,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. In January 1998 the major stockholder, which finances the factor, was granted 700,000 consulting warrants at $0.42 for renewing and continuing the financing for the Company. As sales continue to grow it is anticipated that additional working capital and, or an increased factoring line will be required up to 1.5 million dollars during 1998.

The Company believes that if it can further improve and streamline the extrusion production rates and efficiencies it is experiencing as of the date of this filing in conjunction with adding additional production capacity at its new Springdale facility and that it can further improve gross margins to significantly lower unit production costs and it will be able to achieve a level of operations in periods subsequent to the first quarter of 1998 and thereafter which will generate positive cash flows from operations which will significantly reduce or eliminate the need for additional sources of capital to support its operations. Management believes that increased product and pending sales obtained with the upcoming additions of the fourth and fifth composite lines operating for a full year; improved product focus and increased throughputs from reduced changeovers inconjunction with reduced plastics division raw material costs will allow it to shortly attain positive cash flows from operations and subsequent profitability. As such, the Company believes it will be able to continue operating as a going concern for at least the following twelve months. Addition of its Springdale plant and continued improvements in production efficiency and capacity as previously discussed will be required for the Company to increase sales levels to those necessary to attain profitable results of operations and provide funds to repay the Company's outstanding obligations and in order to refinance all or a portion of its short term debt into longer term maturity. There can be no assurance that such improvements in production efficiency or capacity will be achieved in a timely manner by the Company.

While it is now under consideration that additional capital expenditures in addition to those discussed above could also be required during 1998 to address the Company's anticipated continued sales growth and increasing customer requirements in addition to the new Springdale plant capacity, management is currently evaluating plans to better position the Company for growth and to be in position to timely finance on more favorable terms potential increasing sales and licensing opportunities on a timely basis. The Company is also evaluating licensing or subcontracting of manufacturing to outside entities for additional composite production. The Company at present has entered into a letter of intent with a northeastern United States manufacturing group and is currently discussing a second venture with an Arkansas based manufacturing concern. The Company's initial joint venture with Sutton Products, is at present on hold, due to financing limitations and may never happen. The Company has several pending options of additional debt equity financing other than discussed above to fund additional capital expenditures. The Company has been approached by several investment banking concerns which are interested in assisting the Company refinance. Another source of interim financing could consist of certain classes of the Company's outstanding warrants. The Company has currently outstanding, approximately 4.2 million Class B Warrants with an exercise price of $3.00. The expiration date of the Class B Warrants has been extended to July 1, 1998. The Company's board has evaluated this issue and authorized management to update the registration statement covering said warrants and also adjust the exercise price downward of the Class B warrants based upon a 20 day market trading average once the registration statement becomes effective. Warrant holders would be allowed the option to voluntarily exercise the B and C Class warrants at market until July of 1998, at which time the warrants will expire. An additional bonus warrant of $3.00 per share for 2 years may also be issued for those holders who exercise early and voluntarily agree to hold stock for a yet to be determined period of time. The Company does not intend to further extend the warrant expiration date. The Company also has outstanding 1,910,928 Private Placement Warrants held by non-affiliated entities, which, if exercised by holders, could generate equity capital for the Company (See Note 6 to the Financial Statements). The receipt of additional funds by the Company upon exercise of any such warrants, however, is subject to a number of contingencies, including, but not limited to, (i) compliance with applicable federal and state securities laws, (ii) the desire and ability of the holders to exercise their warrants,
(iii) the market price of the Company's stock, (iv) status of the Company's business, and (v) effectiveness of a pending registration statement.

In addition, the Company is currently working to obtain additional long term financing to purchase the new

Springdale facility, and to further expand said facility with additional production and manufacturing capabilities. The Company is currently working to obtain a long term state economic development loan of up to $2.5 million. The Company is also pursuing additional long term debt financing.

The Company has also been recently approached by several investment banking groups which have expressing interest in helping the Company complete a secondary stock offering over the next year. The Company is currently evaluating and discussing several equity options, however management currently believes that this type of financing is premature, and could be too dilutive to shareholders at this time, and that the Company needs to complete its current construction and expansion plan, and attain positive cash flows from operations and strong profitability before this is considered. It is management's intent to build shareholder value and to be as non-dilutive as possible in regard to future Company growth.

The foregoing plan is not intended to satisfy the long-term cash needs of the Company; rather the plan assumes that the Company will achieve and maintain positive operating cash flows throughout the future. There can be no assurance that the Company will be able to maintain its current operating levels or achieve increased production volumes and sales levels required for positive cash flows and profitability, or that the Company could obtain additional capital resources to support manufacturing operations if required.

If the Company is unable to achieve and maintain a successful level of operations in the near future or unable to secure additional debt or equity financing to provide support to ongoing operations, or were it to be assessed the Mobil legal claims described in Note 11 to the financial statements, it is likely the Company will be unable to continue as a going concern. (See Note 2 to the accompanying financial statements)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures with accountants during the periods reported upon herein.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

        NAME                     AGE     POSITION
        ----                     ---     --------
        Sal Miwa                  40     Chairman of the Board
        Stephen W. Brooks         40     Chief Executive Officer and Director
        Joe G. Brooks             41     President and Director
        Grant Martin              49     Chief Operating Officer
        Marjorie S. Brooks        61     Director
        Jerry B. Burkett          41     Director
        Dr. James H. Culp         51     Director and Special Board Assistant to the CEO

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

J. Grant Martin joined the Company on February 24, 1997. As Chief Operating Officer, he assumes day-to-day control and operating responsibilities over the Company's composite manufacturing facility in Junction, Texas. Mr. Martin has extensive technical and manufacturing experience with companies in the United States and overseas. Mr. Martin was previously employed as Vice-President of operations of a large Texas manufacturing facility and prior to that served as a Vice-President of Operations for a national engineering testing company.

Marjorie S. Brooks served as Secretary, Treasurer, and a director since the Company's inception in December 1988. On March 9, 1993, Mrs. Brooks submitted her resignation as a director for personal health reasons. Mrs. Brooks also serves as a director of Juniper Industries, Inc. and Razorback Farms, Inc., has served as Secretary and Treasurer of the Brooks Investment Co., a holding company for the Brooks' family investments, for more than the past thirty years, and has served as President of Haskell Foods, Inc. from 1981 to the present.

Jerry B. Burkett was appointed to the Board of Directors of the Company on May 17, 1993. Mr. Burkett has been a rice and grain farmer since 1979 and has been a principal in other closely held businesses. He is currently the President of the Arkansas County Farm Bureau.

Dr. Culp received a B.S. Degree in Chemistry from the University of Alabama and Ph.D. Degree in Analytical and Nuclear Chemistry from Texas A&M University. Dr. Culp was an Assistance Professor at Texas A&M University Chemical Oceanography for two years before joining The Dow Chemical Company. Dr. Culp worked at Dow in research, manufacturing, business development, and supply chain for 23 years. His last responsibility at Dow was North American Supply Chain Director for Engineering Thermoplastics and North American Recycle Plastics Director. Dr. Culp retired from Dow in April 1996. He joined the AERT Board as Director of Technology in July 1996 and joined AERT as Special Board Assistant to the Chief Executive Officer in October 1996.

Joe G. Brooks and Stephen W. Brooks are brothers and are sons of Marjorie S. Brooks. There are no other familial relationships between the current directors and executive officers.

Each of the Company's directors has been elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

The Audit Committee of the Board of Directors consists of Jerry B. Burkett (Chairman), James H. Culp, and Sal Miwa. The Audit Committee recommends engagement of the Company's independent accountants and is primarily responsible for approving the services performed by the Company's independent accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

The Stock Option Committee consists of Jerry B. Burkett (Chairman), Sal Miwa, and Marjorie S. Brooks. The Stock Option Committee administers the Company's stock option plans on behalf of the Board of Directors and approves stock options granted thereunder.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company during the three years ended December 31, 1997 to each executive officer of the Company whose aggregate cash compensation exceeded $100,000, and to the chief executive officer.

                           SUMMARY COMPENSATION TABLE

                 Annual Compensation                  Long-Term Compensation
                 -------------------                  ----------------------
                                                                 Awards                                Payouts
                                                                 ------                                -------
                                                         Restricted    Securities              Long-term
Name and                                       Other    Annual Stock   Underlying              Incentive     All Other
Principal Position           Year    Salary    Bonus    Compensation     Awards     Options     Payouts    Compensation
------------------           ----    ------    -----    ------------     ------     -------     -------    ------------
Stephen W. Brooks            1997      $0        $0          $0            $0        250,000       $0            $0
Stephen W. Brooks            1996      $0        $0          $0            $0          $0          $0            $0
Jim G. Brooks,               1995      $0        $0          $0            $0           0          $0            $0
Chief Executive
Officer (9/28/93)
and Chairman of
the Board of
Directors

          AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 1997
                     AND OPTION VALUES AT DECEMBER 31, 1997

                                                    Number of          Value of Unexercised
                       Number of               Unexercised Options     In-the-Money Options
                        Shares                 at December 31, 1997    at December 31, 1997
                       Acquired      Value         Exercisable/            Exercisable/
Name                  on Exercise   Realized      Unexercisable           Unexercisable
--------------------------------------------------------------------------------------------
Stephen W. Brooks         0           $0          275,000/275,000            $0/$0

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

LIMITED LIABILITY OF OFFICERS AND DIRECTORS

The Delaware Supreme Court has held that a director's duty of care to a corporation and its stockholders require the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware General Corporation law permits a corporation through its Certificate of Incorporation to exonerate its directors from personal liability to the corporation or its stockholders for monetary damages for breach of the fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision.
The limitation of liability provision does not eliminate a stockholder's right to seek non-monetary, equitable remedies such as injunction or rescission to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations and there may be instances in which no effective remedy is available.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1997, certain information with regard to the beneficial ownership of the Company's capital stock by each holder of 5% or more of the outstanding stock, by each director of the Company, and by all officers and directors as a group:

                                                                                                      Percentage of
Name and Address                        Title of     Number of Shares of     Percentage of Class     Voting  Power
of Beneficial Owner                     Class(1)       Common Stock(2)        Outstanding (2)(9)         (2)(9)
-------------------                    ---------     -------------------    ---------------------    --------------
Marjorie S. Brooks                      Class A           9,773,665 (3)              25.8%               30.9%
P.O. Box 1237                           Class B             837,588 (4)              57.2%
Springdale, AR  72764

Joe G. Brooks                           Class A             649,642(5)                1.7%                4.6%
HC10, Box 116                           Class B             284,396                  19.4%
Junction, TX 76849

J. Douglas Brooks                       Class A             596,333(6)                1.6%                2.8%
P.O. Box 1237                           Class B             131,051                   8.9%
Springdale, AR 72764

Jerry B. Burkett                        Class A             134,000(7)                 *
1908 Oak                                Class B               3,311                    *                   *
Stuttgart, AR  72160

Sal Miwa                                Class A             328,000(8)                 *                   *
One Blue Hill Plaza, Suite 815
Pearl River, NY  10965-8667

Stephen W. Brooks                       Class A             645,116                   1.7%                2.4%
P.O. Box 291                            Class B              89,311                   6.1%
Springdale, AR 72765

Grant Martin                            Class A             200,000(10)                 *                   *
P.O. Box 1237
Springdale, AR 72764

Peter Lau                               Class A              25,000(10)                 *                   *
230 Park Ave. Ste 539
New York, NY 10169

R. A. Mackie & Co., L.P.                Class A           1,809,765(11)               4.8%                4.0%
& Robert Mackie
P.O. Box 380
Irvington, NY 10533

All officers and directors              Class A          14,161,521                  37.5%               46.3%
as a group (six persons)                Class B           1,345,657                  91.8%

* Less than 1%

------------------
(1) The Class B Common Stock is substantially identical to the Class A Common Stock, except that each share of Class B Common Stock has five votes per share and each share of Class A Common Stock has one vote per share.

(2) Beneficial ownership of shares determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and includes shares underlying outstanding warrants and options which the named individual has the right to acquire within sixty days of December 31, 1997.

(3) Includes 2,602,940 shares owned directly, 493,645 in trusts controlled by Mrs. Brooks, 375,000 shares issuable upon exercise of stock options, 3,000 shares issuable upon exercise of Class B Warrants, 325,000 shares issuable upon exercise of Class C Warrants issued in connection with a $225,000 Bridge Note purchased in 1993, 3,974,080 shares issuable upon exercise of Class F and Class G Warrants issued in connection with a private placement of Class A Common Stock in May of 1994 and 2,000,000 shares issuable upon exercise of Class H Warrants.

(4) Includes 403,946 shares owned directly by Mrs. Brooks and 433,642 shares owned by two corporations controlled by Mrs. Brooks. (Razorback Farms, Inc. is the record owner of 312,320 shares and SMF is the record owner of 121,322 shares, representing approximately 21.3% and 8.3%, respectively, of the Class B Common Stock). Excludes additional shares owned by adult children of Mrs. Brooks, including Joe G. Brooks and J. Douglas Brooks, as to which she disclaims a beneficial interest.

(5) Includes 403,192 shares owned directly, 3,000 shares owned as custodian for Mr. Brook's minor child, 43,500 shares issuable upon exercise of Class B Warrants owned directly and as custodian for Mr. Brook's minor child and 33,333 shares issuable upon exercise of stock options.

(6) Includes 355,692 shares owned directly, 33,021 shares owned indirectly, 7,620 shares issuable upon exercise of Class B Warrants and 200,000 shares issuable upon exercise of stock options.

(7) Includes 3,000 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett, 19,000 shares issuable upon exercise of Class B Warrants directly and indirectly owned by Mr. Burkett and 100,000 shares issuable upon exercise of stock options.

(8) Includes 3,000 shares owned directly and 325,000 shares issuable upon exercise of stock options.

(9) Includes 370,116 shares owned directly, 20,000 shares owned indirectly, and 275,000 shares issuable upon exercise of stock options.

(10) Represents shares issuable upon exercise of stock options.

(11) 420,000 shares of Class A common stock and 880,000 Class B warrants owned by Mr. Mackie were purchased with his own personal funds in open market transactions. 7,000 shares of Class A common stock and 502,765 Class B warrants owned by R. A. Mackie & Co., L.P. were purchased with its working capital in open market transactions.

(12) Calculated based on 39,256,338 shares outstanding as of December 31, 1997, which includes 17,477,839 shares which any person has the right to acquire through the exercise of options and warrants within 60 days of December 31, 1997.

At December 31, 1997, there were 20,312,969 shares of Class A Common Stock and 1,465,530 shares of Class B Common Stock issued and outstanding. At that date, the directors, officers and 5% shareholders, as a group directly owned shares representing approximately 46.3% of the votes entitled to be cast upon matters submitted to a vote of the Company's stockholders, and Marjorie S. Brooks and corporations controlled by her owned shares representing approximately 30.9% of the votes entitled to be cast and may be in a position to control the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 29, 1993, the Company circulated a private placement offering of up to $1,200,000 in Bridge Notes and Class C Warrants. The Notes are secured by certain equipment of the Company's composite production division, bear interest at the rate of 8% per annum, and mature June 29, 1994. The face amount of each Bridge Note is accompanied with an equal number of Class C Warrants which are exercisable ratably into one share of Class A Common Stock at an exercise price of $3.00 per share. The Warrants expire on June 29, 1998. Jim G. and Marjorie Brooks participated in the Bridge Offering in the amount of $225,000.

In April 1994, the Company renewed an agreement with an affiliate whereby the Company agreed to sell certain of its trade receivables, which the affiliate deems acceptable, up to $650,000 at any one time. Upon acceptance of a sale of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 1995, the Company sold an aggregate of approximately $5,852,000 in receivables under this agreement, of which $241,723 remains to be collected. During 1994 and 1993, the Company sold an aggregate of approximately $3,726,000 and $1,018,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $51,000, $32,800 and $9,000 associated with the factoring agreement are included in selling, production, general and administrative expenses at December 31, 1995, 1994 and 1993, respectively.

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

The Company has an agreement with an affiliate whereby the Company has agreed to transfer certain of its trade receivables as collateral, which the affiliate deems acceptable, up to $700,000 at any one time. Upon acceptance of a transfer of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 1997 the Company transferred an aggregate of approximately $9,090,477 in receivables under this agreement, of which $533,796 remains to be collected as of December 31, 1997. During 1996 and 1995, the Company transferred an aggregate of approximately $7,317,000 and $5,852,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $73,718, $61,555 and $51,000 associated with the factoring agreement are included in selling and administrative costs at December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997, accounts payable-related parties included the $533,796 discussed above and $602,476 relating to factoring charges and other miscellaneous items owed to related parties.

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

                                   SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Springdale, State of Arkansas, on the 30th day of March, 1998.

ADVANCED ENVIRONMENTAL RECYCLING
TECHNOLOGIES, INC.

BY: /S/ Joe G. Brooks                                /S/ David Sparks
--------------------------------------               -------------------------
    JOE G. BROOKS,                                   DAVID SPARKS,
    President                                        Interim Corporate
                                                     Controller

Date: March 30, 1998                                 March 30, 1998
                ----                                           ----

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                          Title                             Date
---------                                          -----                             ----
/S/ Sal Miwa                               Chairman of the Board               March 30, 1998
---------------------------
SAL MIWA

/S/ Joe G. Brooks                          President and Director              March 30, 1998
---------------------------
JOE G. BROOKS

/S/ Jerry B. Burkett                              Director                     March 30, 1998
--------------------------
 JERRY B. BURKETT

/S/ Stephen W. Brooks               Chief Executive Officer and Director       March 30, 1998
---------------------------
STEPHEN W. BROOKS

/S/ Marjorie S. Brooks               Secretary, Treasurer and  Director        March 30, 1998
---------------------------
 MARJORIE S. BROOKS

                            INDEX TO EXHIBITS

                                                                                        Sequential
Exhibit No.    Description of Exhibit                                                   Page Number
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

10.23 Private Placement Distribution Agreement dated September 23, 1993 between the Registrant and Berkshire International Finance, Inc.(h)
10.26 Lease Agreement dated June 16, 1994 between Registrant and Marjorie S. Brooks.(i)
10.27 Line of Credit Promissory Note payable to Jim G. Brooks and Marjorie S. Brooks.(i)
10.28   Amended and Restated Stock Option Plan.(i)
10.29   Non-Employee Director Stock Option Plan.(i)
10.30   Chairman Stock Option Plan.(i)
10.31 Factoring Agreement dated April 30, 1994 between the Registrant and Brooks Investment Company.(i)
10.32** Lease agreement dated July 29, 1997 between Registrant and Dwain A.
        Newman etux. and National Home Center, Inc.
27.1 ** Financial Data Schedule

_____________

* The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.
**   Filed herewith
(a) Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.
(b) Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24,1989.
(c) Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.
(d)  Filed with Form 10-K for December 31, 1989.
(e)  Filed with Form 10-K for December 31, 1990.
(f) Contained in Exhibits to Post Effective Amendment No. 1 to Registration Statement on Form S-1, No. 33-29593, filed December 24, 1991.
(g)  Filed with Form 10-K for December 31, 1992.
(h)  Filed with Form 10-K for December 31, 1992.
(i)  Filed herewith with Form 10-K for December 31, 1994.
(j)  Filed herewith with Form 10-K for December 31, 1996.
(k)  Filed herewith with Form 10-K for December 31, 1996.
(l)  Filed herewith with Form 10-K for December 31, 1996.
(m)  Filed herewith with Form 10-K for December 31, 1996.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1997

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                              SPRINGDALE, ARKANSAS

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----
Financial statements:
        Report of Independent Public Accountants                   F-2
        Balance Sheets                                             F-3  - F-4
        Statements of Operations                                   F-5
        Statements of Stockholders' Equity                         F-6  - F-7
        Statements of Cash Flows                                   F-8
        Notes to Financial Statements                              F-9  - F-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred net losses since inception, has a working capital deficit at December 31, 1997, and is subject to certain claims in litigation as discussed in Note 11. Further, unaudited information subsequent to December 31, 1997 indicates that losses are continuing. These factors, among others, as discussed in Note 2, raise substantial doubt concerning the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                             /s/  ARTHUR ANDERSEN LLP
Dallas, Texas
March 13, 1998

                                   41 (F-2)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                                                     ASSETS
                                                                     ------
                                                          December 31,        December 31,
                                                              1997                1996
                                                          ----------          ----------
Current assets:
 Cash and cash equivalents                                $   45,428          $   82,756
 Receivables:
   Insurance                                                       -           1,001,657
   Trade                                                     540,739               9,280
 Note receivable                                              81,571                  -
 Inventories                                                 735,697             593,325
 Prepaid expenses and other                                  181,474              87,381
                                                          ----------          ----------
  Total current assets                                     1,584,909           1,774,399
                                                          ----------          ----------
Buildings and equipment:
 Buildings                                                   692,781             687,509
 Machinery and equipment                                   6,209,614           5,953,000
 Transportation equipment                                     98,242             135,527
 Office equipment                                            156,064             172,597
 Construction in progress                                  2,586,483             838,709
                                                          ----------          ----------
                                                           9,743,184           7,787,342
 Less accumulated depreciation
  and amortization                                         4,093,031           3,182,679
                                                          ----------          ----------
  Net buildings and equipment                              5,650,153           4,604,663
                                                          ----------          ----------
Other assets, at cost less
 accumulated amortization of
 $242,999 (1997) and $107,798 (1996)                         406,266             346,487
                                                          ----------          ----------
Total assets                                              $7,641,328          $6,725,549
                                                          ==========          ==========

The accompanying notes are an integral part of these financial statements.

                                   42 (F-3)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                    December 31,         December 31,
                                                                        1997                 1996
                                                                    ------------         ------------
Current liabilities:
 Accounts payable - trade                                            $1,571,598            $1,224,711
 Accounts payable - related parties                                   1,136,272               468,715
Current maturities of long-term debt:
   Related parties                                                      386,456               374,726
   Other                                                                108,454               330,618
Accrued liabilities                                                     310,681               207,065
 Notes payable, net of debt discount of $136,111 (1997)               1,189,097                61,559
                                                                     ----------            ----------
  Total current liabilities                                           4,702,558             2,667,394
                                                                     ----------            ----------

Long-term debt, less current maturities:
   Related parties                                                      465,656               799,554
   Other                                                                122,756               156,222
                                                                        -------               -------
Total long-term debt                                                    588,412               955,776
                                                                        -------               -------

Commitments and contingencies (Note 11)
Stockholders' equity:
 Preferred stock, $1 par value; 5,000,000
  shares authorized, none issued                                              -                     -
 Class A common stock, $.01 par value;
  50,000,000 shares authorized, 20,312,969 (1997) and
   19,201,148 (1996) issued and outstanding                             203,130               192,012
 Class B convertible common stock, $.01 par value;
  7,500,000 shares authorized, 1,465,530 issued and
   outstanding                                                           14,655                14,655
 Additional paid-in capital                                          21,926,331            21,533,450
 Accumulated deficit                                                (19,793,758)          (18,637,738)
 Total stockholders' equity                                         -----------           -----------
                                                                      2,350,358             3,102,379
                                                                    -----------           -----------

Total liabilities and stockholders' equity                           $7,641,328            $6,725,549
                                                                     ==========            ==========

The accompanying notes are an integral part of these financial statements.

                                   43 (F-4)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

                                                    Year ended           Year ended          Year ended
                                                   December 31,         December 31,        December 31,
                                                       1997                 1996                1995
                                                   -----------           -----------          -----------
Sales                                              $ 7,982,381           $ 6,950,219          $ 5,581,172

Cost of Goods Sold                                   7,639,708             7,822,154            6,183,924
                                                   -----------           -----------          -----------
Gross Margin                                           342,673              (871,935)            (602,752)

Loss on Disposal of Assets                                   -               178,061              528,538

Selling and Administrative Costs                     2,090,049             1,687,697            1,356,244
                                                   -----------           -----------          -----------
Operating Loss                                      (1,747,376)           (2,737,693)          (2,487,534)

Interest Expense, net                                 (166,288)             (196,005)            (268,729)
                                                   -----------           -----------          -----------
Loss Before Extraordinary Item                      (1,913,664)           (2,933,698)          (2,756,263)

Extraordinary Gain                                     757,644                36,666                    -
                                                   -----------           -----------          -----------
Net Loss                                           $(1,156,020)          $(2,897,032)         $(2,756,263)
                                                   ===========           ===========          ===========

Loss per share of common stock
  before extraordinary gain                        $      (.09)          $      (.15)         $      (.17)
                                                   ===========           ===========          ===========
Extraordinary gain per share of common
 stock                                             $       .04                     -                    -
                                                   ===========           ===========          ===========
Net loss per share of
  Common stock (Basic and Diluted)                 $      (.05)          $      (.15)         $      (.17)
                                                   ===========           ===========          ===========
Weighted average number of common
  shares outstanding                                21,800,170            19,134,484           15,779,721
                                                   ===========           ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                   44 (F-5)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              Class A Common Stock
                                                         ------------------------------
                                                           Shares               Amount
                                                         ----------            --------
Balance - December 31, 1994                              14,038,038            $140,380

Cancellation of 5,625,000
 Shares of Class B Common Stock                                   -                   -
Exercise of Stock Options                                    24,332                 244
Exercise of Class F Warrants                              1,630,496              16,305
Net loss for the year ended
 December 31, 1995                                                -                   -
                                                         ----------            --------

Balance - December 31, 1995                              15,692,866            $156,929
                                                         ==========            ========
Exercise of Class F Warrants                                500,000               5,000
Net Proceeds from issuance of
Class A Common Stock                                      2,996,282              29,963
Exercise of Stock Options                                    12,000                 120
Net loss for the year ended
 December 31, 1996                                                -                   -
                                                         ----------            --------

Balance - December 31, 1996                              19,201,148            $192,012
                                                         ==========            ========
Net Proceeds from issuance of Class A Common
 Stock                                                    1,111,821              11,118
Issuance of Detachable Stock Warrants                             -                   -
Net loss for the year ended
 December 31, 1997                                                -                   -
                                                         ----------            --------

Balance - December 31, 1997                              20,312,969            $203,130
                                                         ==========            ========

The accompanying notes are an integral part of these financial statements.

                                   45 (F-6)


   Class B Common Stock       Additional
--------------------------    Paid-in      Accumulated
 Shares           Amount      Capital        Deficit        Total
----------       ---------  ------------   -----------    ------------

 7,090,530       $ 70,905    $18,219,606   $(12,984,443)  $ 5,446,448


(5,625,000)       (56,250)        56,250              -             -
         -              -         28,711              -        28,955
         -              -        978,298              -       994,603

         -              -              -     (2,756,263)   (2,756,263)
----------       --------    -----------   ------------   -----------

 1,465,530       $ 14,655    $19,282,865   $(15,740,706)  $ 3,713,743
==========       ========    ===========   ============   ===========

         -              -        300,000              -       305,000

         -              -      1,942,785              -     1,972,748
         -              -          7,800              -         7,920

         -              -              -     (2,897,032)   (2,897,032)
----------       --------    -----------   ------------   -----------

 1,465,530       $ 14,655    $21,533,450   $(18,637,738)  $ 3,102,379
==========       ========    ===========   ============   ===========

         -              -        217,881              -       228,999
         -              -        175,000              -       175,000
         -              -              -     (1,156,020)   (1,156,020)
----------       --------    -----------   ------------   -----------

 1,465,530       $ 14,655    $21,926,331   $(19,793,758)  $ 2,350,358
==========       ========    ===========   ============   ===========

                                   46 (F-7)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

                                                               Year ended     Year ended     Year ended
                                                              December 31,   December 31,   December 31,
                                                                  1997           1996           1995
                                                              -------------  -------------  -------------
Cash flows from operating activities:
 Net loss                                                      $(1,156,020)   $(2,897,032)   $(2,756,263)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                                   1,088,577      1,212,323      1,084,280
 Amortization of other assets                                       65,319         24,740         23,257
 Amortization of debt discount                                      38,889              -              -
 Extraordinary gain                                               (757,644)       (36,666)             -
 Loss on disposition of equipment                                        -        178,061        527,804
 Increase in other assets                                         (125,098)       (42,749)       (38,130)
 Changes in operating assets and operating liabilities             379,429        400,246        671,536
                                                               -----------    -----------    -----------
Net cash used in operating activities                             (466,548)    (1,161,077)      (487,516)
                                                               -----------    -----------    -----------

Cash flows from investing activities:
 Additions to buildings and equipment                           (2,134,067)    (1,073,409)      (248,603)
 Proceeds from sale of equipment                                         -              -          5,000
 Insurance recoveries, net of fire related expenses              1,757,644        379,080              -
                                                               -----------    -----------    -----------
 Net cash used in investing activities                            (376,423)      (694,329)      (243,603)
                                                               -----------    -----------    -----------
Cash flows from financing activities:
 Prepaid Stock Subscriptions                                             -         85,000              -
 Proceeds from issuance of notes                                 1,304,229        369,155     1 ,068,210
 Payments on notes                                                (727,585)      (732,011)    (1,351,276)
 Proceeds from issuance of common stock                            228,999      1,887,748              -
 Proceeds from exercise of stock options and
  warrants, net                                                          -        312,920      1,023,558
                                                               -----------    -----------    -----------
 Net cash provided by financing activities                         805,643      1,922,812        740,492
                                                               -----------    -----------    -----------
Increase (decrease) in cash & cash equivalents                     (37,328)        67,406          9,373
Cash and cash equivalents:
Beginning of period                                                 82,756         15,350          5,977
                                                               -----------    -----------    -----------
End of period                                                  $    45,428    $    82,756    $    15,350
                                                               ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                   47 (F-8)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:  Organization and description of the Company
----------------------------------------------------

Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) has developed and manufactures composite building material from waste plastic and wood fiber waste for certain specialized applications in the construction industry. The Company markets this material as a substitute for wood and plastic filler materials for standard door frames, window sills, flooring and decking. The Company is comprised of two separate, yet interrelated, manufacturing facilities located in Junction, Texas and Springdale, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers and Weyerhaeuser, the Company's primary decking customer.

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

Note 2:  Future operations
--------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1997, the Company had a working capital deficit of $3,117,649 and had incurred net losses of $1,156,020, $2,897,032, and
$2,756,263 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has incurred operating losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, unaudited information subsequent to December 31, 1997, indicates that losses are continuing. Such continuing losses have primarily been caused by problems in maintaining significant production volumes of products and in producing products at economically feasible operating cost levels. There is no assurance that the Company will be able to improve its manufacturing process and operating costs to the extent necessary to reach successful operating levels. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders. There is no commitment for such shareholders to continue such support. The Company also has claims in litigation outstanding against it as described in Note 11. The outcome of the litigation is uncertain. There can be no assurance that the Company's financial resources will be adequate to support existing operations until such time, if ever, sales and manufacturing levels are sufficient to generate positive cash flow from operations. Further, if the litigated claims discussed in Note 11 were to be

                                   48 (F-9)
assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products at economically feasible levels.

The Company has developed, and is currently implementing, a production plan, which Management believes, will provide for better operating efficiencies and correct the production problems encountered in the past. Such plan includes increasing production capacity, changing production management, further automating the production process and better utilizing regrindable scrap. However, completion of the production plan will require additional debt or equity financing beyond those resources currently available to the Company. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due in 1998. There is no assurance the Company will be able to correct prior production problems and improve operating efficiencies or that the Company will be successful in securing sufficient capital resources to complete its production plan, fund maturities of debt and other obligations as they become due in 1998 or to support the Company until such time, if ever, that the Company is able to generate positive cash flow from operations.

Note 3:  Significant Accounting Policies
----------------------------------------

      Statements of Cash Flows
      ------------------------

In order to determine net cash used in operating activities, net loss has been adjusted by, among other things, changes in operating assets and operating liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                  Year ended     Year ended     Year ended
                                  December 31,   December 31,   December 31,
                                     1997           1996           1995
                                  ------------   ------------   ------------
Receivables                       $ (529,802)      $ 39,186       $ 12,457
Note receivable                      (81,571)             -              -
Inventories                         (142,372)        (2,114)        62,483
Prepaid expenses and other            15,114         69,860          4,990
Accounts payable -
Trade and related parties          1,014,444        253,028        568,718
Accrued liabilities                  103,616         40,286         22,888
                                  ----------       --------       --------
                                  $  379,429       $400,246       $671,536
                                  ==========       ========       ========

 Cash paid for interest           $  141,320       $168,322       $301,192
 Cash paid for income taxes               -              -              -




                                   49 (F-10)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                             1997          1996
                                                                             ----          ----
Insurance proceeds due for fire losses of buildings and equipment          $      -     $1,001,660
Additions to buildings and equipment paid directly by insurance company           -         83,842
Note payable for financing of insurance policies                            109,207         48,713

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

Provision for depreciation of buildings and equipment is provided on a straight-line basis for buildings, transportation equipment and office equipment over the lesser of the estimated useful life of the asset or the term of the lease. Estimated useful lives are: buildings - 5 to 19 years, transportation equipment
- 3 to 5 years, office equipment - 5 years and machinery and equipment - 3 to 8 years.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of December 31, 1997. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance subsequent to the

                                   50 (F-11)
completion of its production plan will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Springdale and Junction manufacturing facilities which was $5,650,153 at December 31, 1997.

      Inventories
      -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                      December 31,  December 31,
                          1997         1996
                      ------------  ------------
Raw materials           $257,114      $210,483
Work in process          319,034       351,477
Finished goods           159,549        31,365
                        --------      --------
                        $735,697      $593,325
                        ========      ========

      Other Assets
      ------------

Other assets consist primarily of the costs for the preparation of patent applications of $345,662, net, at December 31, 1997 which are amortized using the straight-line method over 17 years. Also included in other assets are deposits of $60,604.

      Prepaid Expenses and Other
      --------------------------

Prepaid expenses and other consist primarily of loan acquisition costs of $131,444, net, at December 31, 1997 which are being amortized using the straight-line method over 9 months.

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

      SFAS No. 125
      ------------

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as transfers of receivables with recourse, and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company presently transfers, with recourse,

                                   51 (F-12)
receivables to a related party. Based on the requirements of SFAS No. 125, the receivables transferred to the related party with recourse are accounted for as a secured borrowing because the Company is not considered to have surrendered control over the transferred assets. Accounts receivable and accounts payable-related parties at December 31, 1997, were increased by $533,796 to reflect these requirements. (See Note 4).

      SFAS No. 128
      ------------

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 requires restatement of all prior-period EPS data presented. Implementation of SFAS No. 128 had no effect on prior-period EPS data presented.

In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item, or the cumulative effect of an accounting change. The Company has incurred losses from continuing operations and net losses for the years ended December 31, 1997, 1996 and 1995. Therefore, Basic EPS and Diluted EPS are computed in the same manner. Although such financial instruments were not included due to being antidilutive, the Company does have potentially dilutive financial instruments in the form of warrants and options (See Notes 6 and 7).

      Concentrations of Credit Risk
      -----------------------------

The Company's revenues are derived principally from a number of regional and national door and window manufacturers and Weyerhaeuser, the Company's primary decking customer. The Company extends unsecured credit to its customers. This industry concentration has the potential to impact the Company's exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers.

      Disclosure About Fair Value of Financial Instruments
      ----------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

                                   52 (F-13)

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

      Reclassifications
      -----------------

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation. These reclassifications did not impact the net loss.

Note 4:  Related Party Transactions
-----------------------------------

The Company has an agreement with an affiliate whereby the Company has agreed to transfer certain of its trade receivables as collateral, which the affiliate deems acceptable, up to $700,000 at any one time. Upon acceptance of a transfer of a receivable, the affiliate will remit to the Company 100% of the receivable, as defined in the agreement, and the Company shall remit to the affiliate .88% as a factoring charge. The Company will indemnify the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 1997 the Company transferred an aggregate of approximately $9,090,477 in receivables under this agreement, of which $533,796 remains to be collected as of December 31, 1997. During 1996 and 1995, the Company transferred an aggregate of approximately $7,317,000 and $5,852,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $73,718, $61,555 and $51,000 associated with the factoring agreement are included in selling and administrative costs at December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997, accounts payable-related parties included the $533,796 discussed above and $602,476 relating to factoring charges and other miscellaneous items owed to related parties.

                                   53 (F-14)

Note 5:  Long-term debt
-----------------------

Long-term debt as of December 31, 1997 and December 31, 1996, consisted of the following:

                                                                      1997         1996
                                                                  ------------  -----------
10.75% note payable, due in monthly installments of $15,354, secured by certain manufacturing equipment, inventories and
 receivables.                                                     $    30,286   $  200,999

12% notes payable ("the bridge financing"), net of debt
 discount of $136,111, interest payable quarterly in shares of the Company's Class A common stock, principal due in cash
 on July 27, 1998.  The effective interest rate on the debt is
 33.2%./(1)/                                                        1,163,889            -

8% note payable, due in monthly installments of principal and interest of $5,247, secured by unescrowed shares of Class B
 Common Stock owned by certain officers of the Company and
 certain manufacturing equipment.                                      74,656      130,536

9.75% note payable, to Marjorie S. Brooks (a related party), due in monthly installments of principal and interest of
 $33,100, secured by substantially all of the assets of the
 Company.                                                             852,119    1,174,283

12% note payable, accrued interest and principal are due and
 payable on January 1, 1999.                                          100,000      100,000

Other                                                                  51,469       55,302
                                                                  -----------   ----------
Total                                                               2,272,419    1,661,120
Less current maturities, net of debt discount                      (1,684,007)    (705,344)
                                                                  -----------   ----------
Long-term debt, net of  current maturities                        $   588,412   $  955,776
                                                                  ===========   ==========

     The Company has the option to extend the notes to October 30, 1998 with the same terms as above. An additional 650,000 Consulting Warrants and 78,000 additional Private Placement Warrants would be issued in connection with the extension of the note payable. The Company has agreed that for the two-year period ending on October 30, 1999, it will not, without the prior written consent of the Placement Agent, negotiate or obtain certain types of additional financing. If the common stock is suspended from trading or is delisted for trading for ten trading days during a nine month period, the principal plus accrued and unpaid interest is immediately due and payable upon demand. See Note 6 for information concerning Consulting and Placement Warrants issued in connection with the bridge financing.

                                   54 (F-15)

The aggregate maturities of long-term debt, net of debt discount, as of December 31, 1997 are as follows:

                     1998    $1,684,007
                     1999       489,148
                     2000        99,264
                             ----------
                             $2,272,419
                             ==========

Note 6:  Stockholders' equity
-----------------------------

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

Class B Warrants
----------------

Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $3.00. The Class B Warrants are redeemable at $.05 per Warrant at the option of the Company if certain public stock trading prices are achieved.

Class C Warrants
----------------

Each Class C Warrant is exercisable into one share of Class A Common Stock at an exercise price of $3.00 per share. The warrants expire on June 29, 1998.

Class D Warrants
----------------

The Class D Warrants expire during 1998 and 1999 and are exercisable at a price of $1.50 per share of Class A Common Stock for each Class D Warrant exercised.

Class F and G Warrants
----------------------

The Class F and Class G Warrants expire during 1999 and are exercisable at a price of $0.61 and $0.92, respectively, per share of Class A Common Stock for each Class F or Class G Warrant exercised.

Class H Warrants
----------------

In 1995, in connection with the note payable to Marjorie S. Brooks and the accounts payable-related parties (See Notes 4 and 5), the Company's Board of Directors authorized the issuance of up to 2,000,000 Class H Warrants on a one-for-one basis for each dollar advanced under the agreement and having an exercise price equal to the per share market value of the Company's Class A Common Stock on the date of such advances. While no

                                   55 (F-16)
warrants have been issued as of the date of this filing, all authorized Class H Warrants are currently issuable. Upon issue, the warrants will be exercisable at prices from $0.39 to $0.49 per share of Class A Common Stock for each Class H Warrant exercised. The Class H Warrants will expire in February 2005.

Class I Warrants
----------------

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

In May 1997, 150,446 warrants were issued in connection with the December 1996 Regulation S Offering, as described below, at exercise prices ranging from $0.31 to $0.56 per share of Class A Common Stock for each Class I Warrant exercised. The Class I Warrants expire on January 15, 2000.

Class J and K Warrants
----------------------

In December 1996, in connection with a note payable of $100,000 (See Note 5), the Company authorized and issued two sets of Warrants, Class J for 200,000 and Class K for 150,000. Each Class J and Class K Warrant is exercisable on a one-for-one basis with common stock. Each Class J Warrant is exercisable at $0.50 per share and each Class K Warrant is exercisable at $0.75 per share. Both Class J and Class K Warrants expire five years from the date of issuance.

Consulting and Placement Warrants
---------------------------------

In October 1997, the Company obtained bridge financing of $1.3 million (See
Note 5). In connection with the financing obtained, 2,756,000 in detachable stock warrants were issued. The stock warrants expire October 30, 2002, and are exercisable at a price of $0.375 per share of Class A Common Stock for each Warrant exercised. The debt and detachable stock warrants were recorded at their estimated fair value at the date of the transaction. The value of the detachable stock warrants has been treated as a debt discount. The debt discount is being amortized over the life of the loan as interest expense.

In May 1996, the Company completed a Private Placement Offering with the issuance of 338,624 shares of Class A Common Stock. Net offering proceeds consisted of $200,000 in cash.

In September 1996, the Company received $500,000 in cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 762,194 shares of Class A Common Stock completed in October 1996.

In December 1996, the Company received $185,000 in cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 228,571 and 134,454 shares of Class A

                                   56 (F-17)

Common Stock in 1996 and 1997, respectively. Also, in 1997, $228,999 was received and 977,367 shares of Class A Common Stock were issued.

At December 31, 1997, the Company had Class A Common Stock reserved for warrant issuances as follows:

                                     Weighted
                         Class A     Average
                       Common Stock  Exercise
                         Reserved     Price
                       ------------  --------

Class B Warrants          4,212,440    $ 3.00
Class C Warrants            650,000    $ 3.00
Class D Warrants            206,751    $ 1.50
Class F Warrants          1,337,904    $ 0.61
Class G Warrants          3,468,400    $ 0.92
Class H Warrants          2,000,000    $ 0.47
Class I Warrants            393,344    $ 0.75
Class J Warrants            200,000    $ 0.50
Class K Warrants            150,000    $ 0.75
Consulting Warrants       2,600,000    $0.375
Placement Warrants          156,000    $0.375
                         ----------    ------
                         15,374,839    $ 1.39
                         ==========    ======

The Company has been formally notified by NASDAQ of increased listing and maintenance standards for both the NASDAQ National and Small Cap Markets. The increased NASDAQ listing standards went into effect on February 23, 1998. The increased listing and maintenance standards include a minimum bid $1.00 common stock price and a $2 million net asset value. NASDAQ has advised the Company that it has until May 28, 1998, to increase its minimum bid price above $1.00 for 10 trading days. The Company is also considering implementing a 1 for 2 or 1 for 3 reverse stock split in order to attain compliance. As of December 31, 1997, the Company's bid price per share was below $1.00. As of December 31, 1997, the Company's net asset value was $2,350,358. Unaudited information subsequent to December 31, 1997 indicates that losses are continuing. Due to the continuing net losses, the Company is unable to determine if the Company will be able to maintain compliance with the net asset requirement or if necessary to correct any deficiencies in the net asset requirement at March 31, 1998.

                                   57 (F-18)

Note 7:  Stock option plans
---------------------------

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

In June 1994, stockholders of the Company approved the adoption of the Amended and Restated Stock Option Plan, which superseded and replaced the Company's 1990 Stock Option Plan. The new Plan provides for the granting of options to purchase up to 1,000,000 shares of the Company's Class A Common Stock by recipients of incentive stock options or non-qualified stock options as granted by the Company's Board of Directors.

The Company's stockholders also approved the Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the issuance of options to purchase up to an aggregate of 500,000 shares of the Company's Class A Common Stock to eligible outside directors of the Company. Each eligible outside director will be granted options to purchase 25,000 shares of common stock annually commencing in 1995 and each year thereafter.

Also in June 1994, stockholders of the Company approved the Chairman Stock Option Plan. The Plan provided for a grant of 500,000 shares of the Company's Class A Common Stock.

In July 1997, stockholders of the Company approved the adoption of the Advanced Environmental Recycling Technologies, Inc. 1997 Securities Plan (the "1997 Plan"). The 1997 Plan provides for certain awards to be given to senior and executive management of the Company to encourage and reward superior performance. The awards can be in the form of stock options, restricted stock and other performance awards to be given. The aggregate number of Shares which may be offered pursuant to Incentive Stock Options under the 1997 Plan shall not exceed 3,000,000 while the aggregate number of Shares which may be offered for purchase pursuant to Non-Qualified Stock Options shall not exceed 500,000 Shares. The Stock Options may not be granted with an exercise price less than the fair market value of a share on the date the option is granted, unless granted to a 10% shareholder, then the exercise price must be at least 110% of the fair market value per share on the date such option is granted. The Incentive Stock Options may not be exercised after ten years from the date the option is granted unless the option is given to a 10% shareholder, then the expiration date is five years from the date the option is granted. The options must be exercised within three months after termination of employment.

                                   58 (F-19)

A summary of the activity in the Company's Stock Option Plans during the years ended December 31, 1997, 1996, and 1995 are as follows:

                                           1997                   1996                 1995
                                    ----------------------------------------------------------------
                                                Weighted              Weighted              Weighted
                                                Average               Average               Average
                                                Exercise              Exercise              Exercise
                                      Shares     Price      Shares     Price      Shares     Price
                                    ----------------------------------------------------------------
Outstanding at beginning of year    1,329,000      $1.30  1,506,668      $1.21  1,068,000      $1.56
Granted                             3,300,000      $0.51    145,000      $0.84    481,000      $0.40
Exercised                                   -      $   -    (12,000)     $0.66    (24,332)     $1.19
Forfeited                            (626,000)     $1.21   (310,668)     $0.70    (18,000)     $0.72
                                    ---------      -----  ---------      -----  ---------      -----
Outstanding at end of year          4,003,000      $0.66  1,329,000      $1.30  1,506,668      $1.21

The weighted-average fair value of options granted during 1997, 1996 and 1995 was $0.32, $0.73, and $0.22, respectively. The following table summarizes information about stock options outstanding under the Company's Stock Option Plans as of December 31, 1997:

                                       Options Outstanding                 Options Exercisable
                            ---------------------------------------------------------------------
      Range                     Number        Wtd Avg      Wtd Avg         Number         Wtd Avg
       Of                     Outstanding    Remaining    Exercise       Exercisable      Exercise
 Exercise Prices              at 12/31/97  Contract Life    Price        at 12/31/97       Price
--------------------------------------------------------------------------------------------------
$0.38 - $0.48                   1,981,000     9.2 years     $0.41         1,314,332         $0.38
$0.56 - $1.00                   1,578,334     8.9 years     $0.66           278,334         $0.83
$1.13 - $1.63                     262,000     4.0 years     $1.37           262,000         $1.37
$1.88 - $3.00                     181,666     2.9 years     $2.35           181,666         $2.35
                            -----------------------------------------------------------------------
$0.38 -$3.00                    4,003,000     8.4 years     $0.66         2,036,332         $0.75

SFAS No. 123, "Accounting for Stock-Based-Compensation," issued by the FASB in October 1995, encourages but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the 'fair value' method of accounting set forth in the statement. The Company continues to account for its stock option plans and other stock-based compensation using the "intrinsic value" method of accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company's stock option plans and other stock-based compensation been determined consistent with SFAS No. 123, the Company's net loss and net loss per share of common stock would have been increased to the following pro forma amounts:

                                   59 (F-20)

                                                         1997             1996           1995
                                                         ----             ----           ----
Net Loss                              As Reported    (1,156,020)       $(2,897,032)  $(2,756,263)
                                      Pro Forma      (1,536,041)        (4,140,251)   (3,217,929)
Net Loss per share of common stock    As Reported          (.05)              (.15)         (.17)
(Basic and Diluted)                   Pro Forma            (.07)              (.22)         (.20)

Because the SFAS No. 123 method of accounting has not been applied to awards granted prior to January 1, 1995, the resulting pro forma compensation cost might not be representative of that expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.7, 6.2 and 7.3 percent; expected lives of 10, 3 and 3.8 years; and expected volatility of 88.6, 92.7 and 71.3 percent. Since no dividends are expected to be paid by the Company during the expected lives of the options, a dividend yield of zero was used for purposes of computing the fair value of the options.

Note 8:  Leases
---------------

At December 31, 1997, the Company was obligated under a non-cancelable lease with a principal stockholder for land and building where a production facility is located. This lease has an expiration date of April 30, 2001, and rental payments of $1,519 per month. In 1997, the Company entered into a non-cancelable sublease for a production facility which expires August 31, 2002.
The sublease contains an option to purchase the facility for $1.8 million, exercisable at any time during the sublease and a renewal option to lease the property for an additional five years at an increased rate. At December 31, 1997, the Company was obligated under various operating leases covering certain equipment. Rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995 was $273,265, $200,652 and $200,417, respectively. Future minimum lease payments required under operating leases are as follows:


       1998                              $  265,865
       1999                                 255,361
       2000                                 254,556
       2001                                 238,785
       Thereafter                           152,437
                                         ----------
     Total minimum payments required     $1,167,004
                                         ==========

Note 9:  Income taxes
---------------------

The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company has generated book and tax losses for the period and since from inception.

As of December 31, 1997, the Company had net operating loss carry forwards of approximately

                                   60 (F-21)

$18 million for federal income tax purposes which are available to reduce future taxable income and will expire in 2003 through 2011 if not utilized and approximately $20 million for financial reporting purposes. For federal income tax purposes, the Company deferred for future amortization start-up costs in the amount of $9.4 million. Such costs, which have been expensed for financial reporting purposes, are being amortized for tax purposes over five years.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

                                         December 31,   December 31,   December 31,
                                             1997           1996           1995
                                         -------------  -------------  -------------
Deferred income tax assets-
 Deferred start-up costs                 $    605,000    $ 1,540,000    $ 2,200,000
 Net operating loss carry forward           6,355,000      4,885,000      3,300,000
 Valuation allowance                       (6,247,000)    (5,845,000)    (4,800,000)
                                         ------------    -----------    -----------
     Total deferred income tax assets    $    713,000    $   580,000    $   700,000
                                         ============    ===========    ===========
Deferred income tax liabilities-
 Depreciation                            $    713,000    $   580,000    $   700,000
                                         ------------    -----------    -----------
     Total deferred income tax
     Liabilities                         $    713,000    $   580,000    $   700,000
                                         ============    ===========    ===========


As the Company has generated net operating losses since its inception and there is no assurance of future income, a valuation allowance of $6,247,000 has been established at December 31, 1997 to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such valuation allowance in the future.

Note 10:  Significant customers
-------------------------------

During the year ended December 31, 1997, the Company had sales of approximately $2.8 million to a single customer, which represented 35% of total sales. Sales to this customer for the years ended December 31, 1996 and 1995 were approximately $2.2 million (32%) and $2.2 million (39%), respectively. Additionally, the Company had sales of approximately $1.8 million to another customer, which represents 23% of total sales for the year ended December 31, 1997. Sales to this customer in 1996 and 1995 were approximately $1.9 million (28%) and $.7 million (12%), respectively.

Note 11:  Commitments and contingencies
---------------------------------------

On June 9, 1992, Mobil Oil Corporation ("Mobil") commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         -----------------------------------------------------------------------
Inc.  In its complaint, Mobil sought entry of a declaratory judgment that:  (a)
----
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) the AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents

                                   61 (F-22)
through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

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

Because of the nature of certain of the jury verdict interrogatory responses, AERT's counsel concluded that the verdict was adversely affected by improper conduct by Mobil counsel during trial, and false statements of law and fact made during closing argument, that caused the jury to misapply the law on inequitable conduct and to render clearly erroneous findings. Consequently, AERT moved for a new trial. That motion was denied. The Company's additional post-trial motions were also denied by the Delaware Court. On March 14, 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence, which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 Motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs in the amount of $2.7 million.

                                   62 (F-23)

On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorney's Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed by the Delaware Court. The Company has not recorded any liability related to such litigation at December 31, 1997. Mobil Oil divested its composites business in 1996 and no longer directly competes with the Company.

In a related matter, the Company recently received a formal notice of allowance from the United States Patent and Trademark Office concerning a related product by process patent application, which has been pending throughout the litigation. This is an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

Note 12:  Accounting for Rogers Plastic Reclamation Facility Fires
------------------------------------------------------------------

During 1996, the Company experienced two fires at the Rogers Plastic Reclamation Facility. In September 1996, the Company experienced an extraordinary gain of $67,100 relating to the insurance proceeds for the loss of finished goods inventory destroyed. In addition, the final settlement of the insurance claim relating to the capital equipment destroyed in the September fire resulted in a gain of $167,034. The impact of the extraordinary gain on the net loss per share of common stock was immaterial.

In connection with the December 1996 fire, the Company recorded an extraordinary loss at December 31, 1996, of $130,368 and a receivable from the insurance company in the amount of $1,001,657 which represented the difference between the net book value of equipment lost in the December fire which the Company expected to be reimbursed for by insurance proceeds.

During 1997, the Company recognized an extraordinary gain of $757,644 from the insurance proceeds received relating to the fire at the Rogers facility.

Note 13:  Subsequent Events
---------------------------

Subsequent to year end, the Company obtained $800,000 in additional bridge financing. In connection with the financing, 1,696,000 detachable stock warrants were issued. The stock warrants expire February 5, 2003. Each warrant is exercisable on a one-to-one basis with the Company's Class A Common Stock. The warrants are exercisable at $0.87 per share.

                                   63 (F-24)