Form 10-Q
period 1998-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1998-05-15
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                    Of The Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1998
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

YES: X     NO:

As of March 31, 1998, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 20,530,147 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                        PART I - FINANCIAL INFORMATION
                                                                           PAGE

ITEM 1    Financial Statements

          Balance Sheets, March 31, 1998 and December 31, 1997             1-2

          Statements of Operations,
          Three Months Ended March 31, 1998 and 1997                       3

          Statements of Cash Flows,
          Three Months Ended March 31, 1998 and 1997                       4

          Notes to Financial Statements                                    5-14

          Review Report of Arthur Andersen LLP,
          Independent Public Accountants                                   15

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16-22

                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                                22-23

          Signatures                                                       24

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                                                     ASSETS
                                                                     ------

                                                           March 31,         December 31,
                                                             1998                1997
                                                          (unaudited)            ----
                                                          -----------

Current assets:
  Cash and cash equivalents                               $    25,397         $   45,428
  Accounts receivable                                         807,867            540,739
  Note receivable                                              67,571             81,571
  Inventories                                                 693,866            735,697
  Prepaid expenses and other                                  180,541            181,474
                                                          -----------         ----------
    Total current assets                                    1,775,242          1,584,909
                                                          -----------         ----------

Buildings and equipment, at cost:
  Buildings                                                   915,454            692,781
  Machinery and equipment                                   6,710,958          6,209,614
  Transportation equipment                                     91,524             98,242
  Office equipment                                             55,833            156,064
  Construction in progress                                  3,023,725          2,586,483
                                                          -----------         ----------
                                                           10,797,494          9,743,184

Less accumulated depreciation
  and amortization                                          4,312,940          4,093,031
                                                          -----------         ----------
Net buildings and equipment                                 6,484,554          5,650,153
                                                          -----------         ----------


Other assets, at cost less accumulated
  amortization of $250,108 at March 31,
  1998 and $242,999 at December 31,
  1997                                                        396,740            406,266
                                                          -----------         ----------

                                                          $ 8,656,536         $7,641,328
                                                          ===========         ==========


The accompanying notes to the financial statements should be read in conjunction with these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                                         March 31, 1998           December 31,
                                                                           (unaudited)               1997
                                                                           -----------               ----

Current liabilities:
 Accounts payable-trade                                                      $2,018,557            $1,571,598
 Accounts payable-related parties                                             1,116,509             1,136,272
 Current maturities of long-term debt:
  Related parties                                                               448,952               386,456
  Other                                                                         180,000               108,454
 Accrued liabilities                                                            365,916               310,681
 Notes payable, net of debt discount
  of $270,572 (1998) $136,111 (1997)                                          1,914,428             1,189,097
                                                                             ----------            ----------
    Total current liabilities                                                 6,044,362             4,702,558
                                                                             ----------            ----------

Long-term debt, less current maturities:
  Related parties                                                               376,990               465,656
  Other                                                                          18,106               122,756
                                                                             ----------            ----------
    Total long-term debt                                                        395,096               588,412
                                                                             ----------            ----------
Commitments and contingencies (Note 6)

Stockholders' equity:
 Preferred stock, $1 par value; 5,000,000
  shares authorized, none issued                                                      -                     -
 Class A common stock, $.01 par value;
  50,000,000 shares authorized, 20,530,147 (1998)
  20,312,969 (1997) shares issued and outstanding                               205,302               203,130
 Class B convertible common stock, $.01 par
  value; 7,500,000 shares authorized, 1,465,530
  shares issued and outstanding                                                  14,655                14,655
 Additional paid-in capital                                                  22,309,820            21,926,331
 Accumulated deficit                                                        (20,312,699)          (19,793,758)
                                                                             ----------            ----------
    Total stockholders' equity                                                2,217,078             2,350,358
                                                                             ----------            ----------

                                                                             $8,656,536            $7,641,328
                                                                             ==========            ==========


The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Three Months                      Three Months
                                                                  Ended                             Ended
                                                                 March 31,                         March 31,
                                                                   1998                              1997
                                                                   ----                              ----

Sales                                                           $2,507,300                        $1,747,802

Cost of Goods Sold                                               2,222,490                         1,993,546
                                                                ----------                        ----------

Gross Margin                                                       284,810                          (245,744)

Selling and Administrative Costs                                   645,184                           338,138
                                                                ----------                        ----------

Operating Loss                                                    (360,374)                         (583,882)

Interest Expense, net                                             (158,567)                          (35,559)
                                                                ----------                        ----------

Net Loss                                                        $ (518,941)                       $ (619,441)
                                                                ==========                        ==========

Net loss per share of
common stock (basic and diluted)                                $     (.02)                       $     (.03)
                                                                ==========                        ==========


Weighted average number of
common shares outstanding                                       21,995,434                        20,666,678
                                                                ==========                        ==========

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              THREE MONTHS             THREE MONTHS
                                                                                  ENDED                    ENDED
                                                                             MARCH 31, 1998           MARCH 31, 1997
                                                                             --------------           --------------
Cash flows from operating activities:
 Net loss                                                                     $  (518,941)               $(619,441)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                                                    272,993                  264,661
 Amortization of other assets                                                      87,908                    6,192
 Amortization of debt discount                                                     80,911                        -
 Interest paid through issuance of Class A
  Common Stock                                                                     39,867                        -
 Loss on disposition of equipment                                                   1,964                        -
 Decrease (increase) in other assets                                                2,417                   (4,385)
 Changes in operating assets and operating
  liabilities                                                                     204,190                   46,638
                                                                              -----------                ---------
Net cash provided by (used in) operating activities                               171,309                 (306,335)
                                                                              -----------                ---------

Cash flows from investing activities:
 Additions to buildings and equipment                                          (1,097,181)                 (86,730)
 Insurance recoveries                                                               4,722                  250,000
                                                                              -----------                ---------
Net cash (used in) provided by investing activities                            (1,092,459)                 163,270
                                                                              -----------                ---------

Cash flows from financing activities:
 Prepaid stock subscriptions                                                       53,750                  244,000
 Proceeds from issuance of notes                                                  885,000                        -
 Payments on notes                                                               (101,381)                (154,560)
 Proceeds from exercise of stock options and
  warrants                                                                         63,750                        -
                                                                              -----------                ---------
 Net cash provided by financing activities                                        901,119                   89,440
                                                                              -----------                ---------
 Decrease in cash and cash equivalents                                            (20,031)                 (53,625)
Cash and cash equivalents:
 Beginning of period                                                               45,428                   82,756
                                                                              -----------                ---------
 End of period
                                                                              $    25,397                $  29,131
                                                                              ===========                =========


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

Note 2: Organization and Description of the Company

The Company manufacturers a line of composite building materials from reclaimed plastic and wood fiber waste for certain specialized applications in the construction industry and is comprised of two separate, yet interrelated manufacturing facilities located in Junction, Texas and Springdale, Arkansas. A second composite-manufacturing operation in Springdale, Arkansas recently commenced operations in the second quarter of 1998. The Company's customer base consists of a number of regional and national door and window manufacturers, industrial flooring and Weyerhaeuser, the Company's primary decking customer.

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

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1998, the Company had a working capital deficit of $4,269,120 and had incurred operating losses of $360,374 for the three months ended March 31, 1998. For the quarter ending March 31, 1998, the Company showed operations improvement and generated cash flows from operations, but still yielded a net loss of $518,941. The Company has incurred operating losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, unaudited information subsequent to March 31, 1998, indicates that losses are continuing. Such continuing losses have primarily been caused by problems in maintaining significant production volumes of products and in producing products at economically feasible operating cost levels. There is no assurance that the Company will be able to improve its manufacturing process and operating costs to the extent necessary to reach successful operating levels. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. The Company has recently drawn interim bridge financing of $2.5 million. There is no commitment for such shareholders to continue such support. The Company also has claims in litigation outstanding against it as described in Note 6. The outcome of the litigation is uncertain. There can be no assurance that the Company's financial resources will be adequate to support existing operations until such time, if ever, sales and manufacturing levels are sufficient to generate income from operations. Further, if the litigated claims discussed in Note 6 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products at economically feasible levels.

The Company has developed, and is currently implementing, a production plan, which Management believes, will provide for better operating efficiencies and correct the production problems encountered in the past. Such plan includes increasing production capacity, changing production management, further automating the production process and better utilizing regrindable scrap. However, completion of the production plan will require additional debt or equity financing beyond those resources currently available to the Company. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due in 1998. There is no assurance that the Company will be able to correct prior production problems and improve operating efficiencies or that the Company will be successful in securing sufficient capital resources to complete its production plan, fund maturities of debt and other obligations as they become due in 1998 or to support the Company until such time, if ever, that the Company is able to generate income from operations.

The Company has entered into a non-binding agreement on the part of the lenders to borrow up to $3.5 million in a series of bridge loans from accredited institutional investors and believes that such capital will be sufficient to support the Company for the remainder of 1998 and until such time as the Company consistently generates positive cash flow from operations. As of March 31, 1998, approximately $2.2 million had been borrowed under said agreement. In addition, the Company is also pursuing an additional $2.5 million financing package through a State Economic Development Agency for acquisition and further expansion of the Arkansas facility. The Company is also evaluating additional financial sources including both equity and conventional long-term debt to fund future expansion as well as to refinance the bridge loans within the next twelve months. It is probable additional financial resources will be necessary to fund maturities of debt and other obligations, including bridge loans, as they come due. There is no assurance the Company will be able to continue to improve operating efficiencies beyond current levels or that the Company will be successful in securing sufficient capital resources to support the Company until such time as the Company is able to generate positive cash flow sufficient to support its operations, capital expansion plan and fund maturities of debt and other obligations as they become due.

Note 4: Statements of Cash Flows

In order to determine net cash provided by (used in) operating activities, net loss has been adjusted by, among other things, changes in operating assets and operating liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                        THREE MONTHS         THREE MONTHS
                                            ENDED               ENDED
                                       MARCH 31, 1998       MARCH 31, 1997
                                         (UNAUDITED)         (UNAUDITED)
                                       --------------       --------------

       Receivables                         $(267,128)           $(669,273)
       Note receivable                        14,000                    -
       Inventories                            41,831               42,575
       Prepaid expenses and other            (66,944)             (13,078)
       Accounts payable -
        trade and related parties            427,196              599,607
       Accrued liabilities                    55,235               86,807
                                           ---------            ---------
                                           $ 204,190            $  46,638
                                           =========            =========

       Cash paid for interest              $  22,291            $  35,522
       Cash paid for income taxes                  -                    -


The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Note 5: Significant Accounting Policies

     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                           March 31, 1998          December 31,
                            (unaudited)                1997
                           --------------          ------------

Raw materials                   $291,990              $257,114
Work in process                  343,452               319,034
Finished goods                    58,424               159,549
                                --------              --------
                                $693,866              $735,697
                                ========              ========

     Use of Estimates

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

     SFAS No. 121

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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of March 31, 1998. Such assessment required the

Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance subsequent to the completion of its production plan will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Springdale and Junction manufacturing facilities which was $6,484,554 at March 31, 1998.

Note 6: Commitments and Contingencies

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

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorney's Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed by the Delaware Court. The Company has not recorded any liability related to such litigation at March 31, 1998. Mobil Oil divested its composites business in 1996 and no longer directly competes with the Company.

In a related matter, the Company recently received a formal notice of allowance from the United States Patent and Trademark Office concerning a related product by process patent application, which has been pending throughout the litigation. This is an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

Note 7: NASDAQ Listing Requirements

The Board of Governors of the National Association of Securities Dealers, Inc. has established certain standards for the initial listing and continued listing of a security on the NASDAQ SmallCap Market. The standards for initial listing require, among other things, that an issuer have total assets of $4,000,000 and capital and surplus of at least $2,000,000; that the minimum bid price for the listed securities be $3.00 per share; that the minimum market value of the public float (the shares held by non-insiders) be at least $2,000,000; and that there be at least two market makers for the issuer's securities. The maintenance standards require, among other things, that an issuer have total assets of at least $2,000,000 and capital and surplus of at least $1,000,000; that the minimum bid price for the listed securities be $1.00 per share; that the minimum market value of the "public float" be at least $1,000,000; and that there be at least two market makers for the issuer's securities. A deficiency in either the market value of the public float or the bid price maintenance standard will be deemed to exist if the issuer fails the individual stated requirement for ten consecutive trading days. If an issuer falls below the bid price maintenance standard, it may remain on the NASDAQ SmallCap Market if the market value of the public float is at least $1,000,000 and the issuer has $2,000,000 in equity. The NASDAQ SmallCap Market has recently adopted new maintenance criteria, which eliminates the exception to the $1.00 per share minimum bid price and requires, among other things, $2,000,000 net tangible assets, $1,000,000 market value of the public float and adherence to certain corporate governance provisions. The Company has been formally notified by NASDAQ that its minimum bid price as of February 23, 1998 was below $1.00 and it had until May 28, 1998 to bring the price of its stock up to a minimum $1.00 bid. As of May 1, 1998, the Company's closing bid price was $1.5625. The Company on April 14, 1998 was notified by NASDAQ that it had regained minimum bid price compliance. The Company's stockholders, in August authorized up to a 1 for 6 reverse stock split, which has not yet been implemented. The Company is currently evaluating a reduced 1 for 2 reverse stock split although no final decision has been made as to if or when it might be implemented. There can be no assurance that the Company will continue to satisfy the requirements for maintaining a NASDAQ SmallCap Market listing. If the Company's securities were to be excluded from the NASDAQ SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them, and the Company would then be required to comply with the more difficult initial listing requirements to be re-listed on the NASDAQ SmallCap Market. The Company as of March 31, 1998, had net assets of approximately $2,217,078 and is currently implementing a plan to recapitalize and raise a minimum of an additional $2 million in equity capital to expand its business, as well as, to maintain its minimum NASDAQ listing. There can be no assurance that its recapitalization efforts will be successful or that it can maintain the minimum $2 million net asset value for continued listing.

If the Company is unable to satisfy maintenance requirements and the price per share were to continue below $1.00, then unless the Company satisfied certain net tests, the Company's securities would become subject to certain penny stock rules promulgated by the SEC (the "Commission"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks of penny stock market securities. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock. If the Common Stock becomes subject to the penny stock rules, investors may find it more difficult to sell their shares.

Note 8: Bridge Financing

Through March 31, 1998, the Company had completed two bridge financing agreements. The date of the first agreement was October 30, 1997. The Company issued notes payable totaling $1.3 million, due and payable on July 27, 1998 unless the notes are extended, at the option of the Company, to October 30, 1998. Interest on the notes is payable every three months at 12% in the Company's Class A Common Stock. In connection with the notes, the Company issued 2,600,000 consulting warrants and 156,000 placement warrants. If the notes are extended, an additional 650,000 consulting warrants and 78,000 placement warrants will be issued. The warrants expire October 30, 2002, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

The date of the second financing agreement was February 5, 1998. The Company issued notes payable totaling $800,000, due and payable on November 2, 1998 unless the notes are extended, at the option of the Company, to January 31, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 1,600,000 consulting warrants and 96,000 placement warrants. If the notes are extended, an additional 400,000 consulting warrants and 48,000 placement warrants will be issued. The warrants expire February 5, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000, of which $85,000 was collected in March 1998, due and payable on January 2, 1999 unless the notes are extended, at the option of the Company, to April 2, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A

Common Stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants. If the notes are extended, an additional 205,000 consulting warrants and 24,600 placement warrants will be issued. The warrants expire April 7, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

In regard to the warrant shares issued under the bridge financing agreements, if the resale of the warrant shares by the holders is not then registered pursuant to an effective registration statement under the Securities Act, the warrant holders may effect a cashless exercise at any time after the first anniversary of the respective dates of the note agreements until the end of the respective exercise periods. In the event of a cashless exercise, in lieu of paying the exercise price in cash, the warrant holder shall surrender his warrant to the Company for a certain number of shares of Class A Common Stock, based on the market value of the stock at the time of exercise.

Under a placement agency agreement entered into concurrently with the October 30, 1997 bridge financing agreement, the placement agent has a two year option to "put" up to an additional $990,000 aggregate principal amount of notes to the Company. If the additional notes are issued, then the Company will issue 1,980,000 consulting warrants and 118,800 placement warrants in connection with the notes. If the notes are extended, an additional 495,000 consulting warrants and 59,400 placement warrants will be issued. Both the additional notes and related consulting and placement warrants will have terms and provisions similar to those of the previous bridge financings.

Note 9: Subsequent Events

Subsequent to March 31, 1998, the Company entered into a pledge and security agreement with one of its shareholders for a loan in the principal amount of $300,000. In lieu of interest on said principal, the lender has agreed to accept options to purchase up to 100,000 shares of the Company's common stock, having such terms as shall be mutually agreed upon between the Company and the lender.

Also, subsequent to March 31, 1998, the Company entered in a capital lease relating to a piece of equipment. The lease contains a bargain purchase option of $1 at the end of the lease term. The capital lease obligation is $110,000.

                              ARTHUR ANDERSEN LLP



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation) as of March 31, 1998, and the related statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Dallas, Texas
May 8, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company manufactures and markets a line of engineered composite building material products that exhibit superior moisture resistance and dimensional stability, as well as, several other unique properties over traditional wood products. The Company's products have been extensively tested and used by several leading national companies. The Company primarily utilizes waste wood fiber and reclaimed polyethylene plastic as its raw material sources and to-date, the Company has received 14 United States Patents on its technologies and processes and additional patent applications are currently pending. (See Note 6: Commitments and Contingencies) The Company markets its products under the trade names MoistureShield(TM) and ChoiceDek(TM) and its sales are now primarily focused towards the following three market areas which are currently supplied by the Company's composites manufacturing facility in Junction, Texas: (1) components for the national door and window market, (2) the heavy industrial flooring market as floor blocks for industrial applications, and (3) as decking components for commercial and residential applications through Weyerhaeuser.

The Company experienced during the last half of 1996, a series of extensive fires that caused substantial damage at its Rogers, Arkansas plastic reclamation facility. These fires in September and December of 1996 restricted the Company's plastic raw material supplies, which disrupted manufacturing operations and thus limited composite sales growth. The Company has received $1.95 million in settlement of this claim. The Company resumed initial plastic reclamation operations during December of 1997 at a new location in Springdale, Arkansas and intends to further increase production during 1998. The initial Rogers, Arkansas facility was leased, and the company added additional leasehold improvements to the site. The lease rate was on a per pound of product produced basis. The facility was a converted feed mill and had scales, a railroad spur, extensive storage bins, and over 60,000 square feet of manufacturing area. The two fires severely damaged both the leased portion as well as the Company's leasehold improvements. The Company's manufacturing equipment was also extensively damaged in the fires. The Company has used insurance proceeds to rebuild the initial part of the facility destroyed in the first September fire, and has recently rebuilt the Company's leasehold improvements damaged in the December fire. However, the Company has not yet concluded a formal written lease agreement with its landlord. Although the Company has established alternate supply sources for plastic and is currently meeting its customers minimum requirements, it will require its own plastics production capabilities to continue to improve and come back on-line at increased efficiencies to further provide the quality, consistency, price, and additional volumes of plastic required for the Company to increase and maintain composite sales to levels required to attain and sustain positive cash flows and profitability.

The Company has expanded its production capacity by adding a composites facility in Springdale, Arkansas, and has commenced operations in phases during early 1998. In addition to plastic reclamation and composite extrusion, a moulding and millwork operation and a new paint facility has recently commenced operations at the Springdale site. The new paint line has experienced startup and equipment delays and has caused the Company to miss and backup some orders during the first quarter. The Company has implemented interim processes for painting while the equipment problems are ironed out. A substantial amount of the Company's MoistureShield product line is currently being shifted in phases to the new facility to allow the existing Texas facility to increase and improve efficiency and to focus more on ChoiceDek. The Company has experienced increased customer demand for its engineered composite products and the Company's efforts are now primarily directed towards increasing production capacity, improving production efficiencies, and promptly attaining positive cash flows and profitability. With its internal plastic reclamation facilities now coming back on-line, management believes that sufficient raw materials will shortly become available so it will be able to further increase production and sales to sufficient levels to sustain positive cash flows and profitability.

The Company has commenced an expansion program intended to increase production capacity of its residential decking for Weyerhaeuser and its other OEM customers. The Company has to-date experienced production limitations regarding its ability to increase supply for the residential decking market and has only been able to supply its ChoiceDek line to a limited number of distribution centers in markets primarily in the Southwest and West. The Company also has several additional large MoistureShield OEM projects pending with existing and new customers, which it intends to commence during late second quarter 98 to bring on-line in conjunction with upcoming increased capacity. The Company also intends to obtain substantial manufacturing efficiencies and lower raw material costs at the new facility.

The Company currently operates three extrusion lines at the Junction facility.
A fourth extrusion line recently commenced operation at the new Springdale facility. Due to increased composite sales demands the Company is working to expand its composite manufacturing capacity by the addition of a fifth and sixth extrusion line in the near future at the new Arkansas facility. The Company also intends to further upgrade the Junction facility with an increased focus on its decking products.

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

Results of Operations

Quarter ended March 31, 1998 compared to quarter ended March 31, 1997

The Company set a quarter net sales record of $2,507,300 for the quarter ended March 31, 1998. This was an increase of $759,498 or 43% over the $1,747,802 reported for the comparable period ended March 31, 1997. Cost of goods sold increased to $2,222,490 for 1998 vs. $1,993,546 for the comparable period in 1997. Gross margin increased to a positive $284,810 in 1998 vs. a negative ($245,744) for 1997, a $530,554 improvement. Thus gross margin improved from a minus (14%) of net sales to a positive 11% of net sales for the first quarter of 1998. However, the Company reported an operating loss of ($360,374) for 1998 vs. a ($583,882) operating loss for the first quarter of 1997, an improvement of $223,508. The net loss for the quarter was ($518,941) or ($.02) per share vs. a net loss of ($619,441) or ($.03) per share for the comparable period in 1997.
Of the first quarter in 1998 ($518,941) loss, the majority of the loss was due to a substantial increase in SG&A, plus interest costs i.e.: $645,185 SG&A for 1998, vs. $338,138 for 1997, of which such increase was primarily attributable to startup of the new Springdale plant in conjunction with one time fees in regard to professional and legal expenses and debt acquisition costs in regard to the short-term bridge loans. This combined with increased interest expense for the first quarter 1998 of $158,567 vs. $35,559 for 1997 constitutes the majority of the loss. The Company has expanded its Springdale plant with short-term debt and intends to restructure said debt and recapitalize during the second and third quarters of 1998, thus reducing these extraordinary expenses in subsequent periods while continuing to increase and improve gross margins in order to obtain positive cash flows and profitability from operations, in conjunction with what it hopes to be minimal dilution to its shareholders.
There can be no assurance that the Company will be successful in its efforts to restructure its bridge loans and or outstanding debt and recapitalize, or if it does that it can be done on terms which are favorable to the Company.

The net sales of $2,507,300 for the quarter ended March 31, 1998, represented a significant increase over the first quarter of 1997, and affirms that the Company continues to have strong demand for its products, and is continuing to increase production.

Cost of goods sold was $2,222,490 for the first quarter of 1998 compared to $1,993,546 for the first quarter of 1997. Increases were experienced in all major expense categories. Payroll costs and depreciation increased due to the start-up of the new plant in Springdale, Arkansas. Material costs increased primarily due to the loss of the Rogers, Arkansas plastics facility and the Company having to continue to purchase a large portion of its raw materials from outside sources. The Company also experienced higher overhead during the first quarter vs. the comparable period a year ago regarding insurance premiums, security costs, and lease payments involving the new Springdale, Arkansas manufacturing facility. The Company continued to improve in operations and generated a positive gross margin of $284,810 for the quarter vs. a negative gross margin of $245,744 for the comparable quarter a year ago. Real dollars and the overall cost of goods sold to sales ratio decreased from 1997 due to increased emphasis on production efficiencies and cost control. The Company's material and labor costs were still adversely impacted by the quality and consistency of the outside vendor raw material plastic and less than desired extrusion rates, although significant improvements were attained. Downtime associated with changeovers and the large number of products run also restricted extrusion efficiencies.

Significant categories are as follows:

       Expense Category                      1998                  1997
       ----------------                      ----                  ----

       Payroll and payroll taxes          $  771,215            $  684,354
       Depreciation                          270,021               260,158
       Direct material costs                 483,854               428,699
       Other                                 697,400               620,335
                                          ----------            ----------
       Total                              $2,222,490            $1,993,546
                                          ==========            ==========

Selling, general and administrative expenses were $645,184 compared to $338,138 for the first quarter of 1997. The costs also reflect increased marketing expenses as the Company has for the first time commenced an advertising, marketing and distribution program aimed at substantially increasing decking sales for 1998. In addition, these costs increased due to administrative salaries, lease expense, and other costs relating to the start-up of the Springdale facility. However, the largest portion of the increase was legal costs and amortization of debt acquisitions costs relating to the recent bridge loan financing activities in regard to financing ongoing plant and manufacturing expansion.

Operating loss for the quarter ended March 31, 1998, was $360,374, a significant reduction over the $583,882 loss reported for the comparable period in 1997.
Net loss (basic and diluted) per average common share outstanding was $.02.
This compares to a net loss (basic and diluted) per average common share outstanding of $.03 for the three months ended March 31, 1997. The Company is currently implementing a production plan, which management believes, will provide for better operating efficiencies and streamline the production limitations encountered in the past. The Company has added a second composite facility in conjunction with rebuilding its internal plastic reclamation capabilities. Such plan includes increasing production capacity, to streamline production runs and reduce line change overs, further automation and process control of the production processes, improved plastic raw material sourcing, lower raw material costs, and better utilization of regrindable scrap and increased security.

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

Liquidity and Capital Resources

At March 31, 1998, the Company had a working capital deficit of $4,269,120 compared to a working capital deficit of $3,117,649 at December 31, 1997. The increased deficit is partly attributable to the Company's expansion and construction program into the Springdale site and construction of a new paint line at the Springdale facility with short-term debt. Losses from operations were in conjunction with short term financing costs while the Company maintained its customer base and recovered from the fires is the primary reason for the deficit. Cash and cash equivalents decreased $20,031 in the first three months of 1998. Significant components of that decrease were: (i) cash used in operating activities of $171,309, which consisted of a net loss for the period of $518,941, decreased by depreciation and amortization of $441,812, and other uses of cash of $248,438 (ii) cash used in investing activities of $1,092,459, and (iii) cash provided by financing activities of $901,119. Payments on notes during the period were $101,381. At March 31, 1998, the Company had notes payable in the amount of $2,938,476, of which $2,543,380 were current notes payable or current portion of long-term debt.

The Company has commenced a substantial expansion program at its Springdale facility, which is intended to substantially increase composite manufacturing capabilities and production through the addition of a second extrusion and millwork facility. The payables increase during the quarter ended March 31, 1998 is directly attributable to this expansion program. This expansion will continue through second quarter 1998, as additional extrusion lines are added.

The Company maintains an accounts receivable factoring agreement for up to $700,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. The Company also maintains a line of credit from the major stockholder, which consists of a long-term note payable, which had a balance of $825,942 at March 31, 1998.

Beginning in the fourth quarter of 1997 and through April 7, 1998, the Company entered into a loan agreement and received bridge loans totaling $2.51 million from a group of institutional and accredited investors for ongoing operations and expansion of the Springdale facility. In addition, under terms of the agreement the Company can obtain additional bridge funding for expansion purposes, from the same source for up to $1.3 million although there is no formal guarantee that said funders must continue to fund the Company. Said Bridge loans are at 12% and interest can be paid in cash or Class A common stock. In addition, the funders have received two warrants to acquire Class A common stock for a period of five years for each dollar they loan the Company. Historically, revenues have not been sufficient to support the Company's current operational needs. However, the Company has continued to improve and has generated positive cash flows from operations during the quarter. Furthermore, the Company continues to attempt to improve production rates and efficiencies in an effort to reduce or eliminate the need for additional future capital to support existing operations and its expansion program. Further, continued improvements in production efficiency and capacity along with consistent and reliable raw material supplies will be required for the Company to increase and maintain sales to levels that will allow the Company to attain and sustain profitability. There can be no assurance that such improvements in production efficiency or capacity will continue to improve or can be sustained. The Company is also evaluating additional equity sources of capital, including possible conversion of existing and outstanding warrants. Although, there is no guarantee warrant holders would convert to help re-capitalize the Company, proceeds would be used to further expand production capabilities of the Springdale facility. In addition, the Company is also pursuing an additional $2.5 million financing package through a State Economic Development Agency for acquisition, additional manufacturing equipment and further production expansion of the Arkansas facility.

There can be no assurance that the Company will be able to achieve increased production volumes to support increasing customer requirements or sales levels or that the Company can continue to obtain additional capital resources to support manufacturing operations if required.

If the Company is unable to achieve and maintain a successful level of operation in the near future or unable to secure additional debt or equity financing to support its expansion program in conjunction with ongoing operations, or were it to be assessed the Mobil legal claims described in Note 6 to the financial statements, it is likely the Company will be unable to continue as a going concern.

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

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorney's Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed by the Delaware Court. The Company has not recorded any liability related to such litigation at March 31, 1998. Mobil Oil divested its composites business in 1996 and no longer directly competes with the Company.

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


              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



BY: /S/ Joe G. Brooks                    BY: /S/ David Sparks
--------------------------------------   ---------------------------------------
JOE G. BROOKS                            DAVID SPARKS
President                                Corporate Controller

Date: May 14, 1998                       Date: May 14, 1998