Form 10-Q
period 1998-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1998-08-21
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                    Of The Securities Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1998
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

YES:  X    NO:

As of August 20, 1998, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 21,582,088 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                        PART I - FINANCIAL INFORMATION


                                                                           PAGE

ITEM 1    Financial Statements


          Balance Sheets, June 30, 1998 and December 31, 1997              1-2

          Statements of Operations,
          Three months and six months ended June 30, 1998 and 1997         3

          Statements of Cash Flows,
          Six months ended June 30, 1998 and 1997                          4

          Notes to Financial Statements                                    5-14

          Review Report of Arthur Andersen LLP,
          Independent Public Accountants                                   15

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16-22

                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                                22-23

          Signatures                                                       24

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                                                ASSETS
                                                                ------


                                                        June 30, 1998          December 31,
                                                         (unaudited)              1997
                                                         -----------           ----------
Current assets:
 Cash and cash equivalents                               $     6,303           $   45,428
 Accounts receivable                                         764,074              540,739
 Note receivable                                              67,571               81,571
 Inventories                                                 619,556              735,697
 Prepaid expenses and other                                  270,375              181,474
                                                         -----------           ----------
  Total current assets                                     1,727,879            1,584,909
                                                         -----------           ----------
Buildings and equipment, at cost:
 Buildings                                                   904,995              692,781
 Machinery and equipment                                   9,681,565            6,209,614
 Transportation equipment                                     91,524               98,242
 Office equipment                                            153,463              156,064
 Construction in progress                                  1,500,836            2,586,483
                                                         -----------           ----------
                                                          12,332,383            9,743,184
 Less accumulated depreciation
  and amortization                                         4,648,459            4,093,031
                                                         -----------           ----------
  Net buildings and equipment                              7,683,924            5,650,153
                                                         -----------           ----------
Other assets, at cost less accumulated
 amortization of $257,243 (1998) and
  $242,999 (1997)                                            390,205              406,266
                                                         -----------           ----------
                                                         $ 9,802,008           $7,641,328
                                                         ===========           ==========



The accompanying notes to the financial statements should be read in conjunction with these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                                    June 30, 1998         December 31,
                                                                      (unaudited)             1997
                                                                     ------------         ------------
Current liabilities:
  Accounts payable  trade                                            $  2,465,855         $  1,571,598
  Accounts payable  related parties                                     1,155,863            1,136,272
Current maturities of long-term debt:
  Related parties                                                         539,797              386,456
  Other                                                                   241,491              108,454
Current maturities of capital lease obligation                             15,288                    -
Accrued liabilities                                                       473,042              310,681
Notes payable, net of debt discount
 of $351,370 (1998) $136,111 (1997)                                     2,611,061            1,189,097
                                                                     ------------         ------------
   Total current liabilities                                            7,502,397            4,702,558
                                                                     ------------         ------------
Long-term debt, less current maturities:
  Related parties                                                         286,147              465,656
  Other                                                                    59,060              122,756
                                                                     ------------         ------------
   Total long-term debt                                                   345,207              588,412
                                                                     ------------         ------------

Capital lease obligation                                                   86,972                    -
                                                                     ------------         ------------
Commitments and contingencies (Note 6)

Stockholders' equity:
 Preferred stock, $1 par value; 5,000,000
  shares authorized, none issued                                                -                    -
 Class A common stock, $.01 par value;
  50,000,000 shares authorized, 21,238,508 (1998)
  and 20,312,969 (1997) shares issued and outstanding                     212,386              203,130
 Class B convertible common stock, $.01 par
  value; 7,500,000 shares authorized, 1,465,530
  shares issued and outstanding                                            14,655               14,655
 Additional paid-in capital                                            23,148,547           21,926,331
 Accumulated deficit                                                  (21,508,156)         (19,793,758)
                                                                     ------------         ------------
   Total stockholders' equity                                           1,867,432            2,350,358
                                                                     ------------         ------------
                                                                     $  9,802,008         $  7,641,328
                                                                     ============         ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three months ended              Six months ended
                                                    June 30,                      June 30,
                                                    --------                      --------

                                             1998            1997            1998            1997
                                         ------------    ------------    ------------    ------------

Sales                                    $  2,793,323    $  1,947,307    $  5,300,623    $  3,695,109

Cost of Goods Sold                          2,821,617       1,762,641       5,044,107       3,756,187
                                         ------------    ------------    ------------    ------------

Gross Margin                                  (28,294)        184,666         256,516         (61,078)

Selling and Administrative Costs              821,847         406,292       1,467,031         744,430
                                         ------------    ------------    ------------    ------------

Operating Loss                               (850,141)       (221,626)     (1,210,515)       (805,508)

Interest Expense, Net                        (345,316)        (11,716)       (503,883)        (47,274)
                                         ------------    ------------    ------------    ------------

Loss Before Extraordinary Item             (1,195,457)       (233,342)     (1,714,398)       (852,782)

Extraordinary Gain                                 --         863,332              --         863,332
                                         ------------    ------------    ------------    ------------

Net Income (Loss)                        $ (1,195,457)   $    629,990    $ (1,714,398)   $     10,550
                                         ============    ============    ============    ============

Loss per share of common stock
 before extraordinary item               ($       .05)   ($       .01)   ($       .08)   ($       .04)
Extraordinary gain per share of common
 stock                                             --    $        .04              --    $        .04
                                         ------------    ------------    ------------    ------------
Net income (loss) per share of common
 stock (Basic and Diluted)               ($       .05)   $        .03    ($       .08)             --
                                         ============    ============    ============    ============

Weighted average number of common
 shares outstanding                        22,320,249      20,801,132      22,173,620      20,768,266
                                         ============    ============    ============    ============


The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Six months     Six months
                                                           ended          ended
                                                          June 30,       June 30,
                                                            1998           1997
                                                            ----           ----
Cash flows from operating activities:
 Net income (loss)                                      $(1,714,398)   $    10,550
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                              608,513        529,874
 Amortization of other assets                               220,097         13,389
 Amortization of debt discount                              324,038             --
 Interest paid through issuance of Class A Common
  Stock                                                     102,867             --
 Loss on disposition of equipment                             1,964             --
 Increase (decrease) in other assets                          1,817       (307,182)
 Changes in current assets & current liabilities            824,646       (189,811)
 Extraordinary gain                                              --       (863,332)
                                                        -----------    -----------
 Net cash provided by (used in) operating activities        369,544       (806,512)
                                                        -----------    -----------

Cash flows from investing activities:
 Additions to buildings and equipment                    (2,398,964)      (302,517)
 Insurance proceeds                                           4,722      1,863,332
                                                        -----------    -----------

 Net cash (used in) provided by investing activities     (2,394,242)     1,560,815
                                                        -----------    -----------


Cash flows from financing activities:
 Proceeds from issuance of notes                          1,138,342             --
 Payments on notes                                         (133,600)      (295,454)
 Payments on capital lease obligations                       (7,740)            --
 Proceeds from stock options and warrants                   988,571             --
 Proceeds from issuance of common stock, net                     --        244,000
                                                        -----------    -----------

 Net cash provided by (used in) financing activities      1,985,573        (51,454)
                                                        -----------    -----------
(Decrease) increase in cash and cash equivalents            (39,125)       702,849
                                                        -----------    -----------
Cash and cash equivalents:
  Beginning of period                                        45,428         82,756
                                                        ===========    ===========
  End of period                                         $     6,303    $   785,605
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

Note 2:  Organization and Description of the Company
----------------------------------------------------

The Company developed and manufactures a line of composite building materials from waste plastic and wood fiber waste for certain specialized applications in the construction industry and is comprised of two separate, yet interrelated manufacturing facilities located in Junction, Texas and Springdale, Arkansas. The Company's customer base consists of a number of regional and national door and window manufacturers, industrial flooring companies and Weyerhaeuser, the Company's primary decking customer.

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

Note 3:  Future Operations
--------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 1998, the Company had a working capital deficit of $5,774,518 and had incurred operating losses of $1,210,515 for the six months ended June

30, 1998. For the quarter ending June 30, 1998, the Company yielded a net loss of $1,195,457. The Company has incurred operating losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, unaudited information subsequent to June 30, 1998, indicates that losses are continuing. Such continuing losses have primarily been caused by problems in maintaining significant production volumes of products and in producing products at economically feasible operating cost levels. There is no assurance that the Company will be able to improve its manufacturing process and operating costs to the extent necessary to reach successful operating levels. Further, the Company has limited additional financial resources available to support its operations and, in the past few years has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. There is no commitment for such shareholders to continue such support. The Company also has claims in litigation outstanding against it as described in Note 6 and Note 10. The outcome of the litigation is uncertain. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due. There is no assurance the Company will be successful in obtaining such necessary financial resources. Further, if the litigated claims discussed in Note 6 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products at economically feasible levels.

The Company has developed, and is currently implementing, a production plan, which Management believes, will provide for better operating efficiencies and correct the production problems encountered in the past. Such plan includes increasing production capacity, focusing line production, and further automating the production process. Implementation of the Company's plan was delayed during the second quarter, primarily due to start-up problems with the Springdale plant. The

Company has experienced equipment problems with the moulders and the new air transfer system acquired for the Springdale plant. The moulder problem was favorably resolved during the latter part of the second quarter, however, the air system as of August 14, 1998, has yet to operate with its designed efficiencies. The manufacturer has notified the Company of its intent to change out and upsize several parts of the system. This system is covered by a manufacturer's warranty, however, it does not cover lost production by the Company. The Company is preparing to start-up a second extrusion line in Springdale and it is currently questionable as to if the existing air system can handle more than one line. The Company must promptly resolve the air system problem in order to meet its production objectives. However, completion of the production plan will, beyond the second extrusion line in Springdale (i.e. the third line), require additional debt or equity financing beyond those resources currently available to the Company. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due in 1998. There is no assurance that the Company will be able to correct prior production problems and improve operating efficiencies or that the Company will be successful in securing sufficient capital resources to complete its production plan, fund maturities of debt and other obligations as they become due in 1998 or to support the Company until such time, if ever, that the Company is able to generate income from operations.

The Company has recently updated its S-1 registration statement and commenced a voluntary B Warrant conversion program intended to help recapitalize the Company. From the effective date of June 28, 1998 to August 15, 1998, the Company has received net proceeds of $1,189,357, consisting of 710,450 B Warrants and 275,000 C Warrants at prices ranging from $1.19 - $1.25 per share. The voluntary warrant conversion is scheduled to run through September 4, 1998, at which time those not exercised will expire, unless extended by the Company's Board of Directors. As of August 14, 1998, 3,501,990 B Warrants and 375,000 C Warrants remained unexercised. The base conversion price of such warrants upon the effective date was $1.20 per share, with a conversion range plus or minus 1/8 of a point. Thus, warrants could be converted from $1.075 to $1.325 during this period depending on the market value of the Company's common stock. As of Friday, August 14, 1998, the closing price of the Company's Class A Common stock was $1.125 and the 20-day closing average price was $1.16. The voluntary conversions exercised to date have been primarily from affiliates or close associates to the Company. There can be no assurance that the Company will receive additional warrant conversions during the effective time-period. As such the Company has developed an alternative plan for an additional equity private placement for up to $2 million dollars. The Company also has $630,037 remaining on its bridge loan, although management is trying to avoid its use.

As of June 30, 1998, approximately $2.9 million had been borrowed in a series of bridge loans. In addition, the Company is also pursuing an additional $2.5 million financing package through a State Economic Development Agency for acquisition and further expansion of the Arkansas facility. The Company is also exploring additional financial sources including both equity and conventional long-term debt to refinance the bridge loans within the next six months as well as be in a position to fund additional expansions. It is probable additional financial resources will be necessary to fund maturities of debt and other obligations, including bridge loans, as they come due. There is no assurance the Company will be able to improve operating efficiencies beyond current levels or that the Company will be successful in securing sufficient capital resources to support the Company until such time as the Company is able to generate positive cash flow sufficient to support its operations, capital expansion plan and fund maturities of debt and other obligations as they become due.

Note 4: Statements of Cash Flows
--------------------------------

In order to determine net cash provided by (used in) operating activities, net income (loss) has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt and capital lease obligation and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                                     Six months          Six months
                                                        ended              ended
                                                    June 30, 1998       June 30, 1997
                                                     (unaudited)        (unaudited)
                                                  -----------------  ------------------


       Receivables                                     $(223,335)          $(686,161)
       Note receivable                                    14,000                   -
       Inventories                                       116,141              21,800
       Prepaid expenses and other                       (158,369)             18,908
       Accounts payable -
        trade and related parties                        913,848             433,285
       Accrued liabilities                               162,361              22,357
                                                       ---------           ---------
                                                       $ 824,646           $(189,811)
                                                       =========           =========
               Cash paid for interest                  $  13,076           $  42,240
               Cash paid for taxes                             -                   -

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                     Six months ended   Six months ended
                                                       June 30, 1998      June 30, 1997
                                                        (unaudited)        (unaudited)
                                                     ----------------   ----------------
Notes payable for financing of insurance policies         $104,027           $109,207
Notes payable for equipment                               $140,006                  -
Capital lease obligation for equipment                    $110,000                  -

Note 5: Significant Accounting Policies
---------------------------------------

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                                       June 30, 1998           December 31,
                                                        (unaudited)                1997
                                                       -------------           ------------
       Raw materials                                      $404,191                $257,114
       Work in process                                     176,869                 319,034
       Finished goods                                       38,496                 159,549
                                                          --------                --------
                                                          $619,556                $735,697
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

     SFAS No. 121
     ------------

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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of June 30, 1998. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets.
Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance subsequent to the completion of its production plan will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Springdale and Junction manufacturing facilities which was $7,683,924 at June 30, 1998.

Note 6: Commitments and Contingencies
-------------------------------------

In June 1992, Mobil Oil Corporation ("Mobil") commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         -----------------------------------------------------------------------
Inc.  In its complaint, Mobil sought entry of a declaratory judgment that:  (a)
----
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) the AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

In December 1992, the Company answered Mobil's Complaint. In its Answer, the Company denied Mobil's claims and asserted counterclaims against Mobil and three Mobil executives for: (1) an illegal combination or contract in restraint of trade in violation of federal antitrust laws; (2) a pattern of intentional misconduct constituting an attempt to monopolize in violation of federal antitrust laws; (3) breach of a confidential relationship between Mobil and the Company; and (4) unfair competition. The Company sought monetary damages, punitive damages and injunctive relief. Mobil filed an answer to AERT's counterclaims, denying any liability. The Delaware Court then bifurcated the trial into patent and non-patent issues and ordered the patent issues tried first.

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

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs in the amount of

$2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorney's Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed by the Delaware Court. The Company has not recorded any liability related to such litigation at June 30, 1998. Mobil Oil divested its composites business in 1996 and no longer directly competes with the Company.

In a related matter, the Company received on June 2, 1998, the issuance from the United States Patent and Trademark Office it's fourteenth patent for product by process, which has been pending throughout the litigation. This was an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

Note 7: NASDAQ Listing Requirements
-----------------------------------

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

The NASDAQ SmallCap Market has recently adopted new maintenance criteria, which eliminates the exception to the $1.00 per share minimum bid price and requires, among other things, $2,000,000 net tangible assets, $1,000,000 market value of the public float and adherence to certain corporate governance provisions. The Company was formally notified by NASDAQ that its minimum bid price as of February 23, 1998 was below $1.00 and it had until May 28, 1998 to bring the price of its stock up to a minimum $1.00 bid. The Company on April 14, 1998 was notified by NASDAQ that it had regained minimum bid price compliance. The Company's stockholders, in August of 1997 authorized up to a 1 for 6 reverse stock split, which has not yet been implemented. The Company is currently evaluating a reduced 1 for 2 reverse stock split although no final decision has been made as to if or when it might be implemented. There can be no assurance that the Company will continue to satisfy the requirements for maintaining a NASDAQ SmallCap Market listing. If the Company's securities were to be excluded from the NASDAQ SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them, and the Company would then be required to comply with the more difficult initial listing requirements to be re-listed on the NASDAQ SmallCap Market. As of June 30, 1998, the Company did not meet the maintenance requirements for net tangible assets. Management believes that such maintenance requirements were met as of August 20, 1998.
The Company as of June 30, 1998, had net assets of approximately $1,867,432 and is currently implementing a plan to recapitalize and raise a minimum of an additional $2 million in equity capital to expand its business, as well as, to maintain its NASDAQ listing. There can be no assurance that its recapitalization efforts will be successful or that it can through other methods maintain the minimum $2 million net asset value for continued listing.

If the Company is unable to satisfy maintenance requirements, the Company's securities would become subject to certain penny stock rules promulgated by the SEC (the "Commission"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks of penny stock market securities. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock becomes subject to the penny stock rules, investors may find it more difficult to sell their shares.

Note 8: Bridge Financing
------------------------

Through June 30, 1998, the Company had completed four bridge financing agreements. The date of the first agreement was October 30, 1997. The Company issued notes payable totaling $1.3 million, due and payable on July 27, 1998 unless the notes are extended, at the option of the Company, to October 30, 1998. Interest on the notes is payable every three months at 12% in the

Company's Class A Common Stock. In connection with the notes, the Company issued 2,600,000 consulting warrants and 156,000 placement warrants. The warrants expire October 30, 2002, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. Per the agreement, if the notes are extended, an additional 650,000 consulting warrants and 78,000 placement warrants will be issued. As of July 31, 1998, the note holders extended the notes for 60 days without additional penalty warrants in exchange for voluntary selling restrictions of the Company's stock by the Company's officers and certain shareholders over the next 18 months, without prior approval from the issuer of the note.

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

A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000, due and payable on January 2, 1999 unless the notes are extended, at the option of the Company, to April 2, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants. If the notes are extended, an additional 205,000 consulting warrants and 24,600 placement warrants will be issued. The warrants expire April 7, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

A fourth bridge financing was completed on June 3, 1998. The Company issued notes payable totaling $359,963, due and payable on February 28, 1999, unless the notes are extended, at the option of the Company, to May 29, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 719,926 consulting warrants and 43,195 placement warrants. If the notes are extended, an additional 179,981 consulting warrants and 21,597 placement warrants will be issued. The warrants expire June 3, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

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

Under a placement agency agreement entered into concurrently with the October 30, 1997 bridge financing agreement, the placement agent has a two year option to "put" up to an additional $630,037 aggregate principal amount of notes to the Company. If the additional notes are issued, then the Company will issue 1,260,074 consulting warrants and 75,604 placement warrants in connection with the notes. If the notes are extended, an additional 315,018 consulting warrants and 37,802 placement warrants will be issued. Both the additional notes and related consulting and placement warrants will have terms and provisions similar to those of previous bridge financings.

Note 9: Other Additional Financing
----------------------------------

During the quarter, the Company entered into a capital lease for $110,000 relating to equipment. The lease contains a bargain purchase option of $1 at the end of the lease term. The Company also entered into a note payable for $104,027 to finance insurance policies, due February 5, 1999 at 8.25% interest. The Company also entered into a note payable for $123,107 for the purchase of equipment, due December 1, 1999 at 9.5% interest.

Note 10: Stock Options
----------------------

During the six months ended June 30, 1998, 450,000 stock options were issued to employees of the Company at an exercise price of $.469.

Note 11: Other Litigation
-------------------------

The Company is currently involved in litigation in North Carolina involving payment for equipment involved in its paint facility. The issue involves a dispute over a final $70,000 payment for equipment, which has yet to operate effectively. The Company intends to counter-claim and ask that the manufacturer refund its money or make the equipment function properly.

Note 12: New Accounting Pronouncement
-------------------------------------

In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company has determined that the adoption of this statement will have no effect on its financial statements.

Note 13:  Subsequent Events
---------------------------

Subsequent to June 30, 1998, 710,450 Class B Warrants were exercised resulting in the issuance of 710,450 Bonus Warrants. 275,000 Class C Warrants were exercised resulting in the issuance of 275,000 Bonus Warrants. Proceeds received from the exercise of the Class B and C Warrants totaled $1,189,357. In addition, a cashless-exercise occurred relating to 40,434 Placement Warrants.

                              ARTHUR ANDERSEN LLP



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of June 30, 1998, and the related statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Dallas, Texas
July 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company manufactures and markets a line of engineered composite building material products that exhibit superior moisture resistance and dimensional stability, as well as, several other unique properties over traditional wood products. The Company's products have been extensively tested and used by several leading national companies. The Company primarily utilizes waste wood fiber and reclaimed polyethylene plastic as its raw material sources and to-date, the Company has received 14 United States Patents on its technologies and processes and additional patent applications are currently pending. (See Note 6: Commitments and Contingencies) The Company markets its products under the trade names MoistureShield(R) and ChoiceDek(TM) and its sales are now primarily focused towards the following three market areas which are currently supplied by the Company's composites manufacturing facilities in Junction, Texas and Springdale, Arkansas: (1) components for the national door and window market,
(2) the heavy industrial flooring market as floor blocks for industrial applications, and (3) as decking components for commercial and residential applications through Weyerhaeuser.

The Company's initial plastic reclamation facility from inception to 1996 was located in Rogers, Arkansas. Said facility suffered two extensive fires during the last half of 1996, which caused substantial damage and closed the facility. The Company spent most of the first half of 1997 attempting to settle the resulting fire claim. The Company during the third quarter of 1997 began rebuilding and relocating it's LDPE plastic reclamation function in the newly leased 103,000 square foot multi-purpose facility in Springdale, Arkansas.

The Company then commenced expanding its production capacity by adding a second composite facility in Springdale, Arkansas, and began operations in phases during the second quarter 1998. In addition to plastic reclamation and composite extrusion, a moulding and millwork operation and a new paint facility also recently commenced operations at the Springdale site. The new paint line experienced startup and equipment delays, which caused the Company to miss and backup some orders during the first and second quarters. The Company has implemented interim processes for painting and by passed certain equipment functions. The Company intends to attempt to iron out the remaining problem during the fourth quarter of this year. The Company is currently involved in a dispute with an Italian equipment manufacturer over portions of the paint equipment. A substantial amount of the Company's MoistureShield product line is currently being shifted in phases to the new facility to allow the existing Texas facility to increase and improve efficiency and to focus more on ChoiceDek. This shift was delayed further during the second quarter due to start-up and equipment problems at the Springdale plant. The Company has experienced increased customer demand for its engineered composite products and the Company's efforts are now primarily directed towards increasing production capacity, improving production efficiencies, and promptly attaining positive cash flows and profitability. With its internal plastic reclamation facilities now coming back on-line, management believes that sufficient raw materials are now available so it will be able to increase production and sales to sufficient levels to sustain positive cash flows and profitability. The Company's Springdale facility has also experienced a problem with a defective air transfer system, which weighs, conveys and feeds the raw materials into the extrusion process. The manufacturer has guaranteed said system in writing, although it has yet to perform to desired levels. The Company intends to resolve this problem, shortly. The Company has commenced an expansion program intended to shortly increase production capacity of its residential decking for Weyerhaeuser and its original equipment manufacturer (OEM) customers. The Company has to-date experienced production limitations regarding its ability to increase supply for the residential decking market and has only been able to supply its ChoiceDek line to a limited number of distribution centers in markets primarily in the Southwest and West. The Company also has several additional large MoistureShield OEM projects pending with existing and new customers. The Company also intends to obtain substantial manufacturing efficiencies and lower raw material costs at the new facility, once the start-up problems are resolved.

The Company currently operates three extrusion lines at the Junction facility.
A fourth extrusion line recently commenced operation at the new Springdale facility, although it did not attain desired efficiencies during the second quarter. Due to increased composite sales demands the Company is working to expand its composite manufacturing capacity by the addition of a fifth and sixth extrusion line in the near future at the new Arkansas facility. The Company also intends to further upgrade the Junction facility with an increased focus on its decking products.

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

The Company has not yet assessed the impact of the Year 2000 compliance issues. The Company believes the impact will not be material to its financial statements.

Results of Operations
---------------------

Quarter ended June 30, 1998 compared to quarter ended June 30, 1997
-------------------------------------------------------------------

The Company commenced start-up of its second extrusion and millwork facility during April of 1998. Additional construction was ongoing throughout the quarter and additional delays were encountered with attaining commercial production at the Springdale facility. The Company set a quarter net sales record of $2,793,323 for the quarter ended June 30, 1998. This was an increase of $846,016 or 43% over the $1,947,307 reported for the comparable period ended June 30, 1997. Most of the sales increase was attributable to ongoing production improvements at the initial Texas facility. Sales for the six months ended June 30, 1998 were $5,300,623, which was a 43% increase over sales for the six months ended June 30, 1997 of $3,695,109. With the start-up of the second plant cost of goods sold increased to $2,821,617 for 1998 vs. $1,762,641 for the comparable period and one plant in 1997. Cost of goods sold for the six months ended June 30, 1998 were $5,044,107 compared to $3,756,187 for the six months ended June 30, 1997. The initial Texas composite plant continued to improve in operations and showed an increase in positive gross margin of $233,621 vs. 184,666 for 1997. The Springdale facility experienced several startup difficulties and delays during the quarter which resulted in a negative gross margin of ($261,915)from operations, which led to an overall negative gross margin of ($28,294) for the quarter. This compares to a positive gross margin of $184,666 for the comparable period in 1997, when the Company operated one plant. Gross margin for the six months ended June 30, 1998 was $256,516 compared to a negative margin of $61,078 for the six months ended June 30, 1997, which was a $317,594 improvement. The Company reported an operating loss of ($850,141) for 1998 vs. a ($221,626) operating loss for the second quarter of 1997. Interest expenses increased significantly to $345,316 for 1998 vs. $11,716 for 1997 primarily due to the short-term bridge loan, in conjunction with debt discount costs. Debt discount costs totaled $243,000 of said amount. Corporate, selling and administrative costs were $392,616 for the quarter. This increased the net loss to ($1,195,457) or ($.05) per share vs. a net income of $629,990 or $.03 per share for the comparable period in 1997, which recognized a one-time extraordinary gain of $863,332. Cost of goods sold increased to $2,821,617 for 1998 vs. $1,762,641 for the comparable period in 1997. Of the second quarter 1998 loss, the majority was due to a substantial increase in SG&A, plus interest costs i.e.: $821,877 SG&A for 1998, vs. $406,292 for 1997, which was primarily attributable to startup of the new Springdale plant in conjunction with fees in regard to professional and legal expenses. Increased SG&A combined with increased interest expense for the second quarter 1998 of $345,316 vs. $11,716 for 1997 constitutes the majority of the loss. The Company has expanded its Springdale plant with short-term debt and intends to restructure said debt and recapitalize later in 1998, once the Springdale plant is fully operational, thus reducing these extraordinary expenses in subsequent periods while continuing to increase and improve gross margins in order to obtain positive cash flows and profitability from operations. There can be no assurance that the Company will be successful in its efforts to restructure its bridge loans and or outstanding debt and recapitalize, or if it does that it can be done on terms which are favorable to the Company.

The net sales of $2,793,323 for the quarter ended June 30, 1998, represented a significant increase over the second quarter of 1997. The increase in sales over the second quarter of 1997 was attained primarily by the Company's initial Junction, Texas facility, as the Company's new Springdale, Arkansas, facility was in a start-up phase and experienced several significant equipment problems during the quarter and did not contribute substantially to the increase. Cost of goods sold was $2,821,617 for the second quarter of 1998 compared to $1,762,261 for the second quarter of 1997. Payroll costs and depreciation increased due to the start-up of the new plant in Springdale, Arkansas. Material costs increased as the Company is still continuing to purchase a large portion of its raw materials from outside sources. The Company also experienced higher overhead during the second quarter vs. the comparable period a year ago regarding insurance premiums, security costs, and lease payments involving the new Springdale, Arkansas manufacturing facility. The Company's material and labor costs were still adversely impacted by less than desired operating efficiencies and extrusion rates, although significant improvements were attained. The planned streamlining and product focus of the Texas plant was delayed and downtime associated with changeovers and the large number of products ran also restricted extrusion efficiencies. Significant categories are as follows:

        Expense Category                                                     1998                  1997
        ----------------                                                 ----------             ----------
        Payroll and payroll taxes                                        $1,030,894             $  629,672
        Depreciation                                                        335,520                260,660
        Direct material costs                                               612,068                441,001
        Other                                                               843,135                431,308
                                                                         ----------             ----------
         Total                                                           $2,821,617             $1,762,641
                                                                         ==========             ==========

Selling, general and administrative expenses were $821,877 for two plants compared to $406,292 for one plant for the second quarter of 1997. Costs increased due to salaries, lease expense, overhead, and other costs relating to the start-up of the new Springdale facility. With the equipment-related delays, the Company was unable to adequately produce product volume sufficient to cover these added cost. However, the largest portion of the increase was legal costs and amortization of debt acquisitions costs relating to the recent short-term bridge loan financing activities in regard to financing the Springdale plant and manufacturing expansion.

Net loss for the quarter ended June 30, 1998 was $1,195,457. Net loss per weighted average common share outstanding was $.05. This compares to $629,990, or net income per weighted average common share outstanding of $.03 for the three months ended June 30, 1997. The increased loss was primarily attributable to the start-up of the Springdale plant and the amortization of debt acquisition costs.

The Company is currently working to increase production and improve efficiencies at both manufacturing facilities in Junction, Texas and Springdale, Arkansas. The MoistureShield(R) product lines are being shifted to the Springdale facility into dedicated extrusion lines. The existing Texas facility is then being shifted over into increased ChoiceDek production, in order to increase production and reduce line changeovers. Several functions in Texas will also be streamlined in an effort to reduce costs. Additional automation and process control is also planned for both facilities in an effort to increase throughputs and reduce costs.

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

Liquidity and Capital Resources
-------------------------------

At June 30, 1998, the Company had a working capital deficit of $5,774,518 compared to a working capital deficit of $3,117,649 at December 31, 1997. The increased deficit is primarily attributable to the Company's expansion and construction program into the Springdale site and start-up at the Springdale facility with short-term debt. Losses from operations were in conjunction with short term financing costs while the Company maintained its customer base and started up its new plant. Cash and cash equivalents decreased $39,125 in the first half of 1998. Significant components of that decrease were: (i) cash provided by operating activities of $369,544, which consisted of a net loss for the period of $1,714,398, decreased by depreciation and amortization of $1,152,648 and other uses of cash of $931,294 (ii) cash used in investing activities of $2,394,242, and (iii) cash provided by financing activities of $1,985,573. Payments on notes during the period were $133,600. At June 30, 1998, the Company had notes payable and a capital lease obligation in the amount of $3,839,816, of which $3,407,637 were current notes payable or current portion of long-term debt. This amount was primarily due to the major shareholder and the bridge loan lenders.

The Company's Springdale facility is designed and intended to substantially increase composite manufacturing capabilities and production through the addition of a second extrusion and millwork facility. The facility is substantially larger than the Texas facility and the Company experienced several start-up equipment and construction related problems during the second quarter, which resulted in limited production and less than desired efficiencies. This also delayed further streamlining and improvement at the Texas facility. The payable increase during the quarter ended June 30, 1998 is directly attributable to this expansion program. This expansion will continue through third quarter 1998, as additional extrusion lines are added.

The Company maintains an accounts receivable factoring agreement for up to $700,000 through an affiliated company of a related party. The terms of this agreement call for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against
loss of the amounts advanced.   The Company is evaluating increasing the factor
line once the Springdale facility becomes fully operational.

Beginning in the fourth quarter of 1997 and through June 3, 1998, the Company entered into a loan agreement and received bridge loans totaling approximately $2.9 million from a group of institutional and accredited investors for ongoing operations and expansion of the Springdale facility. In addition, under terms of the agreement the Company can obtain additional bridge funding for expansion purposes, from the same source for up to $630,037, although there is no formal guarantee that said lenders must continue to fund the Company. Said Bridge loans are at 12% and interest can be paid in cash or Class A common stock. In addition, the lenders have received two warrants to acquire Class A common stock for a period of five years for each dollar they loan the Company. The Company has recently updated its S-1 registration statement and commenced a voluntary B Warrant conversion program intended to help recapitalize the Company. From the effective date of June 28, 1998 to August 15, 1998, the Company has received net proceeds of $1,189,357, consisting of 710,450 B Warrants and 275,000 C Warrants at prices ranging from $1.19 - $1.25 per share. The voluntary warrant conversion is scheduled to run through September 4, 1998, at which time those not exercised will expire, unless extended by the Company's Board of Directors. As of August 14, 1998, 3,501,990 B Warrants and 375,000 C Warrants remained unexercised. The base conversion price upon the effective date was $1.20 per share, with a conversion range plus or minus 1/8 of a point. Thus, warrants could be converted from $1.075 to $1.325 during this period depending on the market value of the Company's common stock. As of Friday, August 14, 1998, the closing price of the Company's Class A Common stock was $1.125 and the 20-day closing average price was $1.16. The voluntary conversions exercised to date have been primarily from affiliates or close associates to the Company. There can be no assurance that the Company will receive additional warrant conversions during the effective time-period or that the Company might have to consider adjusting the exercise price or extending the expiration date. As such the Company has developed an alternative plan for an additional equity private placement for up to $2 million dollars. The Company also has $630,037 remaining on its bridge loan, although management is trying to avoid its use. It is management's intent to extend short-term debt into longer terms. There can be no assurance that the Company's financial resources will be adequate to support existing operations until such time, if ever, sales and manufacturing levels are sufficient to generate income from operations. Historically, revenues have not been sufficient to support the Company's current operational needs. However, the Company has continued to improve and believes it can generate positive cash flows from operations once two extrusion lines are operating properly at the Springdale plant. Furthermore, the Company continues to attempt to improve production rates and efficiencies in an effort to reduce or eliminate the need for additional future capital to support existing operations and its expansion program. Further, continued improvements in production efficiency and capacity along with consistent and reliable raw material supplies will be required for the Company to further increase and maintain sales to levels that will allow the Company to attain and sustain profitability. There can be no assurance that such improvements in production efficiency or capacity will continue to improve or can be sustained. The Company is also evaluating additional equity sources of capital, including possible conversion of existing and outstanding warrants. Although, there is no guarantee warrant holders would convert to help re-capitalize the Company, proceeds would be used to further expand production capabilities of the Springdale facility. In addition, the Company is also pursuing an additional $2.5 million financing package through a State Economic Development Agency for acquisition, additional manufacturing equipment and further production expansion of the Arkansas facility. The Company is also working to attain additional conventional refinancing of its short-term debt.

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

PART II.   Other Information

  Item 1.  Legal Proceedings
  --------------------------


In June 1992, Mobil Oil Corporation ("Mobil") commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         -----------------------------------------------------------------------
Inc.  In its complaint, Mobil sought entry of a declaratory judgment that:  (a)
----
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) the AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

In December 1992, the Company answered Mobil's Complaint. In its Answer, the Company denied Mobil's claims and asserted counterclaims against Mobil and three Mobil executives for: (1) an illegal combination or contract in restraint of trade in violation of federal antitrust laws; (2) a pattern of intentional misconduct constituting an attempt to monopolize in violation of federal antitrust laws; (3) breach of a confidential relationship between Mobil and the Company; and (4) unfair competition. The Company sought monetary damages, punitive damages and injunctive relief. Mobil filed an answer to AERT's counterclaims, denying any liability. The Delaware Court then bifurcated the trial into patent and non-patent issues and ordered the patent issues tried first.

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

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorney's Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed by the Delaware Court. The Company has not recorded any liability related to such litigation at June 30, 1998. Mobil Oil divested its composites business in 1996 and no longer directly competes with the Company.

In a related matter, the Company received on June 2, 1998, the issuance from the United States Patent and Trademark Office it's fourteenth patent for product by process, which had been pending throughout the litigation. This was an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

The Company is currently involved in litigation in North Carolina involving payment for equipment involved in its paint facility. The issue involves a dispute over a final $70,000 payment for equipment, which has yet to operate effectively. The Company intends to counter-claim and ask that the manufacturer refund its money or make the equipment function properly.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.





By: /S/ Joe G. Brooks                          By: /S/ David Sparks
---------------------------                    ----------------------------
JOE G. BROOKS                                  DAVID SPARKS
President                                      Corporate Controller

Date: August 20, 1998                          Date: August 20, 1998