Form 10-Q
period 1998-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1998-11-16
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1998
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

As of September 30, 1998, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 22,135,330 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           PAGE

ITEM 1  Financial Statements

        Balance Sheets, September 30, 1998 and December 31, 1997           1-2

        Statements of Operations,
        Three months and nine months ended September 30, 1998 and 1997     3

        Statements of Cash Flows,
        Nine months ended September 30, 1998 and 1997                      4

        Notes to Financial Statements                                      5-16

        Review Report of Arthur Andersen LLP,
        Independent Public Accountants                                     17

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                18-25

                           PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                                  25-26

        Signatures                                                         27

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEET

                                     ASSETS
                                     ------


                                        September 30,  December 31,
                                            1998           1997
                                         (unaudited)   -----------
                                         -----------
Current assets:
  Cash and cash equivalents              $    70,530   $    45,428
  Accounts receivable                        924,770       540,739
  Note receivable                             66,571        81,571
  Inventories                                757,946       735,697
  Prepaid expenses and other                 175,903       181,474
                                         -----------   -----------
    Total current assets                   1,995,720     1,584,909
                                         -----------   -----------

Buildings and equipment, at cost:
 Buildings                                   905,952       692,781
 Machinery and equipment                   9,720,975     6,209,614
 Transportation equipment                     91,524        98,242
 Office equipment                            153,463       156,064
 Construction in progress                  1,857,568     2,586,483
                                         -----------   -----------
                                          12,729,482     9,743,184
Less accumulated depreciation
  and amortization                         5,049,895     4,093,031
                                         -----------   -----------
Net buildings and equipment                7,679,587     5,650,153
                                         -----------   -----------

Other assets, at cost less accumulated
  amortization of $264,412 (1998) and
  $242,999 (1997)                            385,369       406,266
                                         -----------   -----------

                                         $10,060,676   $ 7,641,328
                                         ===========   ===========


The accompanying notes to the financial statements should be read in conjunction with these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            September 30,   December 31,
                                                                 1998           1997
                                                             (unaudited)    ------------
                                                            ------------
Current liabilities:
  Accounts payable - trade                                  $  2,222,551    $  1,571,598
  Accounts payable - related parties                             805,496       1,136,272
Current maturities of long-term debt:
  Related parties                                                579,881         386,456
  Other                                                          124,466         108,454
Current maturities of capital lease obligation                    16,165            --
Accrued liabilities                                              482,534         310,681
Notes payable, net of debt discount
  of $192,160 (1998) and $136,111 (1997)                       3,023,095       1,189,097
                                                            ------------    ------------
    Total current liabilities                                  7,254,188       4,702,558
                                                            ------------    ------------


Long-term debt, less current maturities:
  Related parties                                                193,070         465,656
  Other                                                           35,680         122,756
                                                            ------------    ------------
    Total long-term debt                                         228,750         588,412
                                                            ------------    ------------

Capital lease obligation                                          82,608            --
                                                            ------------    ------------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000
   shares authorized
    Series B Preferred stock, $1 par value; 900 shares
     authorized, 500 (1998) shares issued and outstanding            500            --
    Series C Preferred stock, $1 par value; 500 shares
     authorized, 100 (1998) shares issued and outstanding            100            --
  Class A common stock, $.01 par value;
   50,000,000 shares authorized, 22,135,330
   (1998) and 20,312,969 (1997) shares issued
   and outstanding                                               221,353         203,130
  Class B convertible common stock, $.01 par
   value; 7,500,000 shares authorized,
   1,465,530 shares issued and outstanding                        14,655          14,655
Additional paid in capital                                    24,756,901      21,926,331
Accumulated deficit                                          (22,498,379)    (19,793,758)
                                                            ------------    ------------
    Total stockholders' equity                                 2,495,130       2,350,358
                                                            ------------    ------------

                                                            $ 10,060,676    $  7,641,328
                                                            ============    ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three months ended               Nine months ended
                                                   September 30,                    September 30,
                                                   -------------                    -------------

                                                1998           1997            1998             1997
                                            ------------    ------------    ------------    ------------
Sales                                       $  3,286,357    $  2,420,483    $  8,586,980    $  6,115,592

Cost of Goods Sold                             3,186,944       2,063,193       8,231,051       5,819,380
                                            ------------    ------------    ------------    ------------

Gross Margin                                      99,413         357,290         355,929         296,212

Selling and Administrative Costs                 745,632         537,938       2,212,663       1,282,368
                                            ------------    ------------    ------------    ------------

Operating Loss                                  (646,219)       (180,648)     (1,856,734)       (986,156)


Interest Expense, net                           (344,004)        (26,904)       (847,887)        (74,178)
                                            ------------    ------------    ------------    ------------

Loss Before Extraordinary Item                  (990,223)       (207,552)     (2,704,621)     (1,060,334)

Extraordinary Gain (Loss)                           --          (105,688)           --           757,644
                                            ------------    ------------    ------------    ------------

Net Loss                                    $   (990,223)   $   (313,240)   $ (2,704,621)   $   (302,690)
                                            ============    ============    ============    ============


Loss per share of common stock before
extraordinary item                          $       (.04)   $       (.01)   $       (.12)   $       (.05)
Extraordinary gain (loss) per share of
common stock                                $       --      $       (.01)   $       --      $        .04
                                            ------------    ------------    ------------    ------------
Net loss per share of common stock (Basic
and Diluted)                                $       (.04)   $       (.02)   $       (.12)   $       (.01)
                                            ============    ============    ============    ============


Weighted average number of common shares
outstanding                                   23,323,319      20,801,132      22,636,210      20,778,969
                                            ============    ============    ============    ============

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Nine months         Nine months
                                                               ended               ended
                                                        September 30, 1998  September 30, 1997
                                                        ------------------  ------------------
Cash flows from operating activities:
 Net loss                                                   $(2,704,621)       $  (302,690)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                                1,009,949            816,233
 Amortization of other assets                                   329,314             20,482
 Amortization of debt discount                                  528,248               --
 Interest paid through issuance of Class A
  Common Stock                                                  188,519               --
 Loss on disposition of equipment                                 1,964               --
 Increase in other assets                                          (516)          (116,969)
 Changes in current assets & current liabilities                385,913            (84,256)
 Extraordinary gain                                                --             (757,644)
                                                            -----------        -----------

Net cash used in operating activities                          (261,230)          (424,844)
                                                            -----------        -----------

Cash flows from investing activities:
 Additions to buildings and equipment                        (2,796,063)        (1,289,119)
 Insurance proceeds                                               4,722          1,882,644
                                                            -----------        -----------

Net cash (used in) provided by investing activities          (2,791,341)           593,525
                                                            -----------        -----------

Cash flows from financing activities:
 Proceeds from issuance of notes                              1,380,842               --
 Payments on notes                                             (261,674)          (469,458)
 Payments on capital lease obligations                          (11,227)              --
 Proceeds from issuance of preferred stock                      100,000               --
 Proceeds from stock options and warrants                     1,869,732               --
 Proceeds from issuance of common stock, net                       --              244,000
                                                            -----------        -----------

  Net cash provided by (used in) financing activities         3,077,673           (225,458)
                                                            -----------        -----------

Increase (Decrease) in cash and cash equivalents                 25,102            (56,777)
Cash and cash equivalents:
 Beginning of period                                             45,428             82,756
                                                            -----------        -----------

 End of period                                              $    70,530        $    25,979
                                                            ===========        ===========

The accompanying notes to the financial statements should be read in conjunction with these statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Unaudited Information
-----------------------------

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

Note 2: Description of the Company
----------------------------------

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

Note 3: Future Operations
-------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 1998, the Company had a working capital deficit of $5,258,468 and had incurred operating losses of $1,856,734 for the nine months ended September 30, 1998. For the quarter ending September 30, 1998, the Company yielded a net loss of $990,223. The Company has incurred operating losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, unaudited information subsequent to September 30, 1998, indicates that losses are continuing. Such continuing losses have primarily been caused by problems in maintaining significant production volumes of products and in producing products at economically feasible operating cost levels. There is no assurance that the Company will be able to improve its manufacturing process and operating costs to the extent necessary to reach successful operating levels. Further, the Company has limited additional financial resources available to support its operations and, in the past few years has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. There is no commitment for such shareholders to continue such support. The Company also has claims in litigation outstanding against it as described in Note 6 and Note 11. The outcome of the litigation is uncertain. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due. There is no assurance the Company will be successful in obtaining such necessary financial resources. Further, if the litigated claims discussed in Note 6 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products at economically feasible levels.

The Company has developed and is currently implementing a production plan, which Management believes will provide for better operating efficiencies and correct the production problems encountered in the past. Such plan includes increasing production capacity, focusing line production, and further automating the production process. Implementation of the Company's plan was delayed during the third quarter, primarily due to start-up problems with the Springdale plant. The Company has experienced equipment problems with the new air transfer system acquired for the Springdale plant. The air system as of September 30, 1998, has yet to operate with its designed efficiencies. The manufacturer has notified the Company of its intent to upgrade several parts of the system. This system is covered by a manufacturer's warranty, however, it does not cover lost production by the Company. The Company is preparing to start-up a second extrusion line in Springdale, and it will require the successful operation of the new air system to handle this addition to production capacity. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due. There is no assurance that the Company will be able to correct prior production problems and improve operating efficiencies or that the Company will be successful in securing sufficient capital resources to complete its production plan, fund maturities of debt and other obligations as they become due or to support the Company until such time, if ever, that the Company is able to generate income from operations.

The Company has recently updated its S-1 registration statement and commenced a voluntary B Warrant conversion program intended to help recapitalize the Company. From the effective date of June 26, 1998 to September 30, 1998, the Company has received net proceeds of $1,243,928, consisting of 760,970 B Warrants and 275,000 C Warrants at prices ranging from $1.075 - $1.25 per share. The voluntary warrant conversion is scheduled to run through November 30, 1998, at which time those not exercised will expire, unless extended by the Company's Board of Directors. As of September 30, 1998, 3,451,470 B Warrants and 375,000 C Warrants remained unexercised. The base conversion price of such warrants upon the effective date was $1.20 per share, with a conversion range plus or minus 1/8 of a point. Thus, warrants could be converted from $1.075 to $1.325 during this period depending on the market value of the Company's common stock. As of September 30, 1998, the closing price of the Company's Class A Common stock was $.906 and the 20-day closing average price was $.872. The Company will not accept conversions below $1.075 per share. The voluntary conversions exercised to date have been primarily from affiliates or close associates to the Company. There can be no assurance that the Company will receive additional warrant conversions during the effective time-period. As such, the Company has finalized and successfully completed an alternative plan for an additional equity private placement of $2.9 million dollars. The Company also has $342,537 remaining on its bridge loan, although management does not intend to use it at this point.

As of September 30, 1998, approximately $3.16 million had been borrowed in a series of bridge loans, and the Company converted and or repaid approximately $1,050,000 of said amount as of November 10, 1998 through a placement of preferred stock. The Company has extended the remaining $2.11 million until 1999. In addition, the Company is also pursuing an additional $15 million financing package through the City of Springdale, Arkansas, in conjunction with a State Economic Development Agency for acquisition and further expansion of the Arkansas facility. Said financing package was recently approved by the Springdale, Arkansas City Council. The Company is working to finalize and close this bond-financing package by early 1999. The Company is also exploring additional financial sources including conventional long-term debt to repay the remaining bridge loans within the next six months. The Company is also finalizing an operating line-of-credit with a major financial institution for up to $7 million dollars. There is no assurance that the Company will be able obtain these financing resources or that the Company will be able to improve operating efficiencies beyond current levels in order to support the Company until such time as the Company is able to generate positive cash flow sufficient to support its operations, capital expansion plan and fund maturities of debt and other obligations as they become due.

Note 4: Statements of Cash Flows
--------------------------------

In order to determine net cash used in operating activities, net loss has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt, capital lease obligations and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                     Nine months        Nine months
                                        ended              ended
                                 September 30, 1998  September 30, 1997
                                     (unaudited)        (unaudited)
                                 ------------------  ------------------

     Receivables                       $(384,031)       $(783,176)
     Note receivable                      15,000             --
     Inventories                         (22,249)         156,485
     Prepaid expenses and other         (125,870)          89,986
     Accounts payable -
      trade & related parties            731,210          407,465
     Accrued liabilities                 171,853           44,984
                                       ---------        ---------

                                       $ 385,913        $ (84,256)
                                       =========        =========

          Cash paid for interest       $  34,374        $  76,020
          Cash paid for taxes               --               --


The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                            Nine months        Nine months
                                               ended              ended
                                        September 30, 1998  September 30, 1997
                                            (unaudited)        (unaudited)
                                            -----------        -----------

     Notes payable for financing of
       insurance policies                     $104,027          $109,207
     Notes payable for equipment               140,006              --
     Capital lease obligation for
       equipment                               110,000              --
     Class A Common Stock issued
       in payment of accounts
       payable                                  11,033              --
     Series B Preferred stock
       issued in payment of accounts
       payable - related parties               400,000              --
     Series B Preferred stock issued
       in payment of notes payable             100,000              --


Note 5: Significant Accounting Policies
---------------------------------------

         Inventories
         -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                  September 30,        December 31,
                                      1998                 1997
                                   (unaudited)           --------
                                    ---------

Raw materials                       $ 431,055            $257,114
Work in process                       244,694             319,034
Finished goods                        82,197              159,549
                                    ---------            --------
                                    $ 757,946            $735,697
                                    =========            ========


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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of September 30, 1998. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance subsequent to the completion of its production plan will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Springdale and Junction manufacturing facilities, which was $7,679,587 at September 30, 1998.

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

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for

Attorney's Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed by the Delaware Court. The Company has not recorded any liability related to such litigation at September 30, 1998. Mobil Oil divested its composites business in 1996 and no longer directly competes with the Company.

In a related matter, the Company received on June 2, 1998, the issuance from the United States Patent and Trademark Office its fourteenth patent for product by process, which has been pending throughout the litigation. This was an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

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

The NASDAQ SmallCap Market has recently adopted new maintenance criteria, which eliminates the exception to the $1.00 per share minimum bid price and requires, among other things, $2,000,000 net tangible assets, $1,000,000 market value of the public float and adherence to certain corporate governance provisions. The Company was formally notified by NASDAQ that its minimum bid price as of February 23, 1998 was below $1.00, and it had until May 28, 1998 to bring the price of its stock up to a minimum $1.00 bid. The Company on April 14, 1998 was notified by NASDAQ that it had regained minimum bid price compliance. The Company's stockholders, in August of 1997, authorized up to a 1 for 6 reverse stock split, which has not yet been implemented. The Company as of October 13, 1998 was again notified that its minimum bid was below $1.00 per share and that it has until January 13, 1999 to correct the situation and regain compliance. The Company is currently evaluating a reduced 1 for 2 reverse stock split although no final decision has been made as to if or when it might be implemented. There can be no assurance that the Company will continue to satisfy the requirements for maintaining a NASDAQ SmallCap Market listing. If the Company's securities were to be excluded from the NASDAQ SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them, and the Company would then be required to comply with the more difficult initial listing requirements to be re-listed on the NASDAQ SmallCap Market. The Company as of September 30, 1998 had net assets of approximately $2,495,130.

If the Company were unable to satisfy maintenance requirements, the Company's securities would become subject to certain penny stock rules promulgated by the SEC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks of penny stock market securities. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock becomes subject to the penny stock rules, investors may find it more difficult to sell their shares.

Note 8: Bridge Financing
------------------------

Through September 30, 1998, the Company had completed five bridge financing agreements. The date of the first agreement was October 30, 1997. The Company issued notes payable totaling $1.3 million, originally due and payable on July 27, 1998, unless extended, at the option of the Company, to October 30, 1998. Interest on the notes is payable every three months at 12% with the Company's Class A Common Stock. In connection with the notes, the Company issued 2,600,000 consulting warrants and 156,000 placement warrants. The warrants expire October 30, 2002, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. Per the agreement, if the notes were extended, an additional 650,000 consulting warrants and 78,000 placement warrants would be issued. As of July 31, 1998, the note holders extended the notes for 60 days without additional penalty warrants in exchange for voluntary selling restrictions of the Company's stock by the Company's officers and certain shareholders over the next 18 months, without prior approval from the issuer of the note. As of November 5, 1998, the note holders extended the notes through March 31, 1999, without penalty warrants other than for 310,000 of the Warrants to be issued to one of the note holders.

The second bridge financing was completed on February 5, 1998. The Company issued notes payable totaling $800,000, originally due and payable on November 2, 1998, unless extended, at the option of the Company, to January 31, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 1,600,000 consulting warrants and 96,000 placement warrants. The warrants expire February 5, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. As of November 5, 1998, the note holders extended the notes through March 31, 1999, without additional penalty warrants.

A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000, originally due and payable on January 2, 1999, unless extended, at the option of the Company, to April 2, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants. If the notes are extended, an additional 205,000 consulting warrants and 24,600 placement warrants will be issued. The warrants expire April 7, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

A fourth bridge financing was completed on June 3, 1998. The Company issued notes payable totaling $359,963, due and payable on February 28, 1999, unless extended, at the option of the Company, to May 29, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 719,926 consulting warrants and 43,195 placement warrants. If the notes are extended, an additional 179,981 consulting warrants and 21,597 placement warrants will be issued. The warrants expire June 3, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

A fifth bridge financing was completed on August 21, 1998. The Company issued notes payable totaling $287,500, due and payable on May 18, 1999, unless the notes are extended, at the option of the Company, to August 16, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 575,000 consulting warrants and 34,500 placement warrants. If the notes are extended, an additional 143,750 consulting warrants and 17,250 placement warrants will be issued. The warrants expire August 21, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

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

Under a placement agency agreement entered into concurrently with the October 30, 1997 bridge financing agreement, the placement agent has a two year option to "put" up to an additional $342,537 aggregate principal amount of notes to the Company. If the additional notes are issued, then the Company will issue 685,074 consulting warrants and 41,104 placement warrants in connection with the notes. If the notes are extended, an additional 171,268 consulting warrants and 20,552 placement warrants will be issued. Both the additional notes and related consulting and placement warrants will have terms and provisions similar to those of previous bridge financings.

Note 9: Issuance of Preferred Stock
-----------------------------------

From September 30 to November 12, 1998, the Company issued a series of voting and non-voting preferred stock, which raised an additional $2.9 million dollars in equity. The Company issued 1,500 Series A shares, 900 Series B shares and 500 Series C shares at a price of $1,000 per share. Such stock was purchased by the major stockholder, a 5% holder, and accredited institutional investors. The term of the preferred series stock is for 7 years at 10% interest per year. Said preferred stock has a conversion feature into common stock at or above a floor of $1.20 per share. The Company, at its option, can redeem the stock prior to expiration at a premium of 150 percent. The stock also carries a series of X and Y warrants, which will convert at $1.20 and $2.50 per share. The X warrants cannot be exercised for a minimum of 12 months and vest over a period of 24 months. In connection with the 2,900 preferred shares, the Company issued 2,416,657 X warrants and 1,160,000 Y warrants. The Company has performance milestones, which require minimum sales of $4.5 million and positive cash flow from operations during the first quarter of 1999 and a minimum sales of $6 million during the second and third quarters of 1999.

Note 10: Stock Options
----------------------

During the quarter ended September 30, 1998, 160,000 stock options were issued to employees of the Company at an exercise price of $.813.

Note 11: Other Litigation
-------------------------

The Company is currently involved in litigation in North Carolina involving payment for equipment in its paint facility. The issue involves a dispute over a final $70,000 payment for equipment, which has yet to operate effectively. The Company intends to counter-claim and ask that the manufacturer refund its money or make the equipment function properly.

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

Note 13: Subsequent Events
--------------------------

In November 1998, the City Council of Springdale, Arkansas voted to issue tax exempt bond financing for up to $15 million dollars for expansion purposes through acquisition and expansion of the Company's Springdale, Arkansas facility. The City has scheduled a public hearing on the project for December 8, 1998, and the Company is working with its bond underwriter to close the project by early 1999. Said financing is intended to acquire additional land and construct additional plastic recycling and composite extrusion processing and manufacturing functions. There can be no assurance that the Company will receive the bond financing.

                               ARTHUR ANDERSEN LLP





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of September 30, 1998, and the related statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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


Dallas, Texas
October 29, 1998

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

The Company operates two facilities, its initial composite extrusion and millwork facility in Junction, Texas and a second multi-purpose facility in Springdale, Arkansas which handles plastic recycling and reclamation and composite extrusion.

The Company expanded its production capacity by adding a second composite facility in Springdale, Arkansas, and began operations in phases during the second quarter 1998. In addition to plastic reclamation and composite extrusion, a moulding and millwork operation and a new paint facility also recently commenced operations at the Springdale site. The new paint line has experienced some start-up and equipment difficulties, which has caused the Company to delay full utilization of the system. A portion of the equipment is not currently being used and is the focus of a disputed over payment. The Company has implemented interim processes for painting and by passed certain equipment functions. The Company intends to attempt to solve the remaining problem during the fourth quarter of this year. The Company is currently involved in a dispute with an Italian equipment manufacturer over portions of the paint equipment. A substantial amount of the Company's MoistureShield product line is currently being shifted in phases to the new facility to allow the existing Texas facility to increase and improve efficiency and to focus more on ChoiceDek. This shift was delayed further during the third quarter due to start-up and equipment problems at the Springdale plant. Thus, the company maintained dual overheads during the third quarter at both manufacturing facilities, which was expensive. The Company has experienced increased customer demand for its engineered composite products and the Company's efforts are now primarily directed towards increasing production capacity, improving production efficiencies, and promptly attaining positive cash flows and profitability. With its internal plastic reclamation facilities back on-line, management believes that sufficient raw materials will be shortly available so it will be able to increase production and sales to sufficient levels to sustain positive cash flows and profitability. However, as additional composite extrusion capacity comes on-line, additional plastic processing functions will be required. The Company will further expand its plastic recycling capacity during 1999. The Company's Springdale facility has also experienced a problem with a defective air transfer system, which weighs, conveys and feeds the raw materials into the extrusion process. The manufacturer has guaranteed said system in writing, although it never performed to desired levels from start-up in May of 1998 to date. The manufacturer has replaced said system with a larger one, which should be on-line by December. This problem has held up start-up of additional extrusion lines in Springdale over the past several months.

The Company has commenced an expansion program intended to increase production capacity of its residential decking for Weyerhaeuser and its original equipment manufacturer (OEM) customers. The Company has to-date experienced production limitations regarding its ability to increase supply for the residential decking market and has only been able to supply its ChoiceDek line to a limited number of distribution centers in markets primarily in the Southwest and West. The Company also has several additional large MoistureShield OEM projects pending with existing and new customers. The Company also intends to attain significant improvement in manufacturing efficiencies and lower raw material costs at the new facility, once the start-up problems are resolved.

The Company currently operates three extrusion lines at the Junction facility. A fourth extrusion line at the new Springdale facility did not attain desired efficiencies until late in the third quarter. Due to increased composite sales demands, the Company is working to expand its composite manufacturing capacity by the addition of a fifth and sixth extrusion line in the near future at the new Arkansas facility. The Company also intends to further upgrade the Junction facility with an increased focus on its decking products.

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

Results of Operations
---------------------

Quarter ended September 30, 1998 compared to quarter ended September 30, 1997
-----------------------------------------------------------------------------

The Company commenced start-up of its second extrusion and millwork facility during the second quarter of 1998. Construction was ongoing throughout the third quarter and additional delays were encountered with attaining desired production at the Springdale facility. However, the Company set a quarter net sales record of $3,286,357 for the quarter ended September 30, 1998. This was an increase of $865,874 or 35.8% over the $2,420,483 reported for the comparable period ended September 30, 1997. Most of the sales increase was attributable to ongoing production improvements at the initial Texas facility. With the start-up of the second plant, cost of goods sold increased to $3,186,944 for 1998 vs. $2,063,193 for the comparable period and one plant in 1997. The initial Texas composite plant continued to improve in operations and showed an increase in positive gross margin to $371,948 vs. $357,290 for 1997. The Springdale facility experienced several startup difficulties and delays, which resulted in a negative gross margin of $272,535 from operations, which led to an overall positive gross margin of $99,413 for the quarter. The Springdale facility experienced a net loss of $1,022,103 for the quarter while the Texas facility produced a net income of $31,880. The Company reported an operating loss of $646,219 for 1998 vs. a $180,648 operating loss for the third quarter of 1997. Interest expense increased significantly to $344,004 for 1998 vs. $26,904 for 1997 primarily due to the short-term bridge loans, in conjunction with debt discount costs. Debt discount costs totaled $204,210 of said amount. Corporate, selling and administrative costs were $745,632 for the quarter. This increased the net loss to $990,223 or $.04 per share vs. a net loss of $313,240 or $.02 per share for the comparable period in 1997, which recognized the revised extraordinary gain recorded through the first and second quarters of 1997 by $105,688. Cost of goods sold increased to $3,186,944 for 1998 vs. $2,063,193 for the comparable period in 1997. Of the third quarter 1998 loss, the majority was due to a substantial increase in SG&A, plus interest costs i.e.: $745,632 SG&A for 1998, vs. $537,938 for 1997, which was primarily attributable to startup of the new Springdale plant in conjunction with fees in regard to professional and legal expenses. Increased SG&A combined with increased interest expense for the third quarter 1998 of $344,004 vs. $26,904 for 1997, constitutes the majority of the loss.

The delays in starting up the additional extrusion lines at the Springdale facility, has backed-up the Company's plans to streamline production at the various facilities. In particular it has delayed increasing additional decking production in Texas, while shifting MoistureShield OEM products to Arkansas. This in turn led to dual overheads for paint and milling at both facilities, and reduced extrusion throughputs in extrusion during this transition. Thus, this resulted in reduced gross margins and profitability for the Texas operation, as it was required to maintain the customer base, while the Springdale plant comes on-line. With the Springdale plant now coming on-line and with the warranty air system work and second extrusion line primarily complete; the Company has recently shifted a second extrusion line in Texas to decking and has reduced overhead in Texas in regard to milling and paint products. Management believes this will now begin to show the desired improvements in efficiencies during the fourth quarter of 1998.

Cost of goods sold was $3,186,944 for the third quarter of 1998 compared to $2,063,193 for the third quarter of 1997. Payroll costs and depreciation increased due to the start-up of the new plant in Springdale, Arkansas. Material costs increased as the Company is still continuing to purchase a large portion of its raw materials from outside sources. The Company also experienced higher overhead during the third quarter vs. the comparable period a year ago regarding insurance premiums, security costs, and lease payments involving the new Springdale, Arkansas manufacturing facility. The Company's material and labor costs were still adversely impacted by less than desired operating efficiencies and extrusion rates, although significant improvements were attained. The planned streamlining and product focus of the Texas plant was delayed and downtime associated with changeovers and the large number of products ran also restricted extrusion efficiencies. Significant categories are as follows:


      Expense Category                          1998             1997
      ----------------                          ----             ----

      Payroll and payroll taxes               $1,135,806      $  705,308
      Depreciation                               401,436         281,805
      Direct material costs                      753,324         576,607
      Other                                      896,378         499,473
                                              -----------     ----------
       Total                                  $3,186,944      $2,063,193
                                              ===========     ==========

Selling, general and administrative expenses were $745,632 for two plants compared to $537,938 for one plant for the third quarter of 1997. Costs increased due to salaries, lease expense, overhead, and other costs relating to the start-up of the new Springdale facility. With the equipment-related delays, the Company was unable to adequately produce product volume sufficient to cover these added fixed costs. Additional overhead at the Texas facility also was required to service the customer base during this transaction period. However, the largest portion of the increase was legal costs and amortization of debt acquisitions costs relating to the loan financing activities in regard to financing the Springdale plant and manufacturing expansion.

Net loss for the quarter ended September 30, 1998 was $990,223. Net loss per weighted average common share outstanding was $.04. This compares to $313,240, or net loss per weighted average common share outstanding of $.01 for the three months ended September 30, 1997. The increased loss was primarily attributable to the start-up of the Springdale plant and the amortization of debt acquisition costs.

The Company is currently working to increase production and improve efficiencies at both manufacturing facilities in Junction, Texas and Springdale, Arkansas. The MoistureShield(R) product lines are being shifted to the Springdale facility into dedicated extrusion lines. The existing Texas facility is also currently being shifted into increased ChoiceDek production. With a recent large purchase commitment from the Company's decking customer, the

Company also intends to upgrade and increase the size of the decking extrusion lines during fourth quarter 1998. Several functions in Texas will also be streamlined and eliminated to reduce costs, as the MoistureShield functions will be handled from Springdale. Additional automation and process control is also planned for both facilities in an effort to increase throughputs and reduce costs.

The Company's operations remain subject to numerous risks associated with the continued establishment of its business, including lack of financing sources and competition from numerous large, well-established and well-capitalized competitors who manufacture products for the same applications. In addition, the Company has in the past and may again in the future, encounter unanticipated problems, including manufacturing, distribution, and technical, and start-up difficulties, some of which may be beyond the Company's financial and technical abilities to resolve. The occurrence of or failure to adequately address such difficulties could have a material adverse effect on the Company's prospects, including its ability to achieve anticipated efficiencies and manufacturing sales levels.

Liquidity and Capital Resources
-------------------------------

At September 30, 1998, the Company had a working capital deficit of $5,258,468 compared to a working capital deficit of $3,117,649 at December 31, 1997. The increased deficit is primarily attributable to the Company's expansion and construction program into the Springdale site and start-up delays at the Springdale facility. Losses from operations were in conjunction with short-term financing and debt acquisition costs while the Company maintained its customer base and attempted to start-up its new plant. Cash and cash equivalents increased $25,102 in the first nine months of 1998. Significant components of that increase were: (i) cash used in operating activities of $261,230, which consisted of a net loss for the nine-month period of $2,704,621, decreased by depreciation and amortization of $1,867,511 and other uses of cash of $575,880
(ii) cash used in investing activities of $2,791,341, and (iii) cash provided by financing activities of $3,077,673. Payments on notes during the period were $261,674. At September 30, 1998, the Company had notes payable and capital lease obligations in the amount of $4,054,965, of which $3,743,607 were current notes payable or current portion of long-term debt and capital lease obligations. This amount was primarily due to the major shareholder and the bridge loan lenders.

The Company's Springdale facility is designed and intended to substantially increase composite manufacturing capabilities and production through the addition of a second extrusion and millwork facility. The facility is substantially larger than the Texas facility. This expansion will continue through first quarter 1999, as additional extrusion lines are added and the Company completes Phase 2.

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

The Company is also negotiating with a major financial institution for a $7 million dollar operating line-of-credit. Thus, it is now the Company's objective to eliminate the factoring agreement and attain an operating line-of-credit in the near future.

Beginning in the fourth quarter of 1997 and through September 30, 1998, the Company entered into a loan agreement and received bridge loans totaling approximately $3.16 million from a group of institutional and accredited investors for ongoing operations and expansion of the Springdale facility. In addition, under terms of the agreement the Company could obtain additional bridge funding for expansion purposes, from the same source for up to $342,537, although there is no formal guarantee that said lenders must continue to fund the Company. Said Bridge loans are at 12% and interest can be paid in cash or Class A common stock. In addition, the lenders have received two warrants to acquire Class A common stock for a period of five years for each dollar they loan the Company. The Company as of November 12, 1998 has converted and repaid $1,050,000 of the $3.16 million bridge loan. The Company has extended the remaining bridge notes to March 31, 1999. It is the Company's intent to eliminate and repay this debt during the first half of 1999. The Company has recently updated its S-1 registration statement and commenced a voluntary B Warrant conversion program intended to help recapitalize the Company. From the effective date of June 26, 1998 to November 2, 1998, the Company has received net proceeds of $1,243,928, consisting of 760,970 B Warrants and 275,000 C Warrants at prices ranging from $1.19 - $1.25 per share. The voluntary warrant conversion is scheduled to run through November 30, 1998, at which time those not exercised will expire, unless extended by the Company's Board of Directors. As of September 30, 1998, 3,451,470 B Warrants and 375,000 C Warrants remained unexercised. The base conversion price upon the effective date was $1.20 per share, with a conversion range plus or minus 1/8 of a point. Thus, warrants could be converted from $1.075 to $1.325 during this period depending on the market value of the Company's common stock. As of September 30, 1998, the closing price of the Company's Class A Common stock was $.906 and the 20-day closing average price was $.872. The Company will not accept conversions below $1.075 per share. The voluntary conversions exercised to date have been primarily from affiliates or close associates to the Company. There can be no assurance that the Company will receive additional warrant conversions during the effective time-period or that the Company might have to consider adjusting the exercise price or extending the expiration date.

As such the Company has recently completed an additional private placement for $2.9 million dollars in preferred stock to the major stockholder and close associates. It is management's intent to extend short-term debt into longer terms and the remaining bridge loan has been extended until 1999. There can be no assurance that the Company's financial resources will be adequate to support existing operations until such time, if ever, sales and manufacturing levels are sufficient to generate income from operations. Historically, revenues have not been sufficient to support the Company's current operational needs. However, the Company has continued to improve and believes it can generate positive cash flows from operations once two extrusion lines are operating properly at the Springdale plant. Furthermore, the Company continues to attempt to improve production rates and efficiencies in an effort to reduce or eliminate the need for additional future capital to support existing operations and its expansion program. Further, continued improvements in production efficiency and capacity along with consistent and reliable raw material supplies will be required for the Company to further increase and maintain sales to levels that will allow the Company to attain and sustain profitability. There can be no assurance that such improvements in production efficiency or capacity will continue to improve or can be sustained. The Company is also evaluating additional equity sources of capital, including possible conversion of existing and outstanding warrants. Although there is no guarantee warrant holders would convert to help re-capitalize the Company, proceeds would be used to further expand production capabilities of the Springdale facility. In addition, the Company is also pursuing an additional $15 million financing package through the City of Springdale, Arkansas in conjunction with a State Economic Development Agency for acquisition, additional manufacturing equipment and further production expansion of the Arkansas facility.

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

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorney's Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed by the Delaware Court. The Company has not recorded any liability related to such litigation at September 30, 1998. Mobil Oil divested its composites business in 1996 and no longer directly competes with the Company.

In a related matter, the Company received on June 2, 1998, the issuance from the United States Patent and Trademark Office its fourteenth patent for product by process, which had been pending throughout the litigation. This was an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

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




               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.




By: /S/ Joe G. Brooks                                By: /S/ David Sparks
---------------------                                --------------------
JOE G. BROOKS                                        DAVID SPARKS
President                                            Corporate Controller

Date:  November 13, 1998                             Date:  November 13, 1998