Form 10-K405
period 1998-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1999-04-15
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-K



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934



                     For the Year Ended December 31, 1998



                        Commission File Number 1-10367



              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


          Delaware                                     71-0675758
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

      801 N. Jefferson Street
      P. O. Box 1237                                      72765
      Springdale, Arkansas                              (Zip Code)
   (Address of Principal Executive Office)


Registrant's telephone number, including Area Code:  (501) 750-1299


Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Class A Common Stock, $.01 par value


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

Number of shares of the common stock outstanding at March 31, 1999:  Class A - 22,245,639
                                                                     Class B -   1,465,530

                                    PART I

ITEM 1. BUSINESS

The Company

Advanced Environmental Recycling Technologies, Inc., (AERT or the Company) manufactures and markets a growing line of innovative customer driven composite building materials into several significant segments of the $190 billion plus U.
S. residential homebuilding industry. The products are manufactured from low cost waste materials utilizing technology that was developed, patented and commercialized by AERT which directly addresses the ever increasing market needs for low maintenance building materials for exterior applications. The products are sold as exterior door and window components, heavy industrial-flooring and residential and commercial decking. AERT's composite building materials are unique in that they do not swell, rot, warp or crack, like conventional wood materials. The composites exhibit exceptional durability and stability and they do not require toxic chemical or preservative treatments. The decking materials do not require staining or water sealing like wood. They are sold under the trade names MoistureShield(R), ChoiceDek(TM) and DreamWorks(TM) to an ever increasing customer base that includes such household brand names as Therma Tru Doors, Peachtree Doors and Windows, Crestline and Vetter Windows, Carolina Builder's, Lowe's, Weyerhaeuser BMD and General Motors.

AERT has increased sales from $6,950,219 in 1996 to $7,982,381 in 1997 and $12,408,591 in 1998, and has sold in excess of $39 million of composite building materials since inception. The Company has proven products today in several million homes in the U. S. and has additional significant manufacturing capacity planned in Springdale, Arkansas. The additional manufacturing capacity is dependent on the successful completion of the pending bond financing, but is intended to increase annualized sales above $50 million with the successful completion and start-up of four additional extrusion lines over the next 18 months. AERT is uniquely positioned to positively address the ever-increasing needs of the market place for low maintenance composite building materials.

Background and History

Advanced Environmental Recycling Technologies, Inc., was founded in 1988, by the Brooks family and associates of Springdale, Arkansas. Since inception, the Company has developed, patented, and commercialized several new technologies and products, which significantly advance state-of-the-art reclamation of polyethylene plastic scrap and related manufacturing processes. Polyethylene plastic is the largest segment of the plastic waste stream and used primarily for packaging in items ranging from milk carton and frozen food linings to grocery bags and milk jugs. AERT produces an innovative line of composite building materials, which are primarily marketed to the national door and window component market, the heavy industrial-flooring market, and the residential decking market. The Company utilizes its proprietary and patented technologies to produce a growing line of moisture-resistant and dimensionally stable engineered composite building materials that are marketed under the trade names MoistureShield(R) and ChoiceDek(TM). Since inception (1988) to December 31, 1998, the Company has generated net sales of $39,327,956, primarily into the U.S. residential homebuilding market.

The Company's initial penetrations into the national building and construction markets were focused on door rails, door subsills and windowsills and other exterior moisture stress areas. These are primarily the major problem areas that manufacturers have in regard to rotting, swelling and warping with wood. Therefore, AERT initially targeted this market segment to maximize the value of its product line, in addition to addressing a well-defined need in the marketplace for a wood component replacement which does not absorb moisture, swell and rot.

Composite Manufacturing

The composite materials are hard, dense, short-grained substances with a dark, speckled surface appearance depending on the wood fiber. They are manufactured utilizing primarily recycled polyethylene plastics (both low and high density) and waste wood fibers. Because of their plastic content, the composites can be engineered for moisture resistance, do not require preservative or chemical treatments like traditional wood, can be designed and extruded to customer specifications to minimize waste, and are less subject to rotting, cracking, warping, insect infestation and water absorption than conventional wood materials. Because of the wood fiber content, AERT composites are less subject to thermal contraction or expansion and display greater dimensional stability than conventional plastic materials for such applications. The composites are denser than the straight-grained, clear grades of wood from western United States forests, which are traditionally used in the building applications for which AERT's products compete.

Principals of the Company began working on developing processes for re-utilizing and recycling wood and plastics in 1985. Since that time extensive expertise, including several patents have been developed, which significantly advance state-of-the-art reclamation of plastic scrap and related manufacturing processes. The composites manufacturing process involves proprietary and patented technologies and specialized manufacturing equipment, custom-built or modified for the Company's purposes. It utilizes recycled plastics and wood-fiber materials and, in certain cases, special additives or virgin plastics in varying mixtures, which can be formulated, based on the customer's desired end-product characteristics. A key advantage of the Company's process is the ability to utilize plentiful, low-cost raw material components, encapsulate the wood fibers in the plastic and create a consistent material, free of foreign matter, which can be extruded and/or machined into a desired shape while the end product maintains many properties similar to traditional wood materials.

The initial composite extrusion production commenced in 1990 at the Company's Junction, Texas facility. In June 1992, the Company was sued by Mobil Oil Corporation in Delaware charging that four recently issued AERT composite patents were invalid and unenforceable (See Legal Proceedings).

In August 1993, a fire severely damaged the Junction, Texas composites facility, destroying the raw materials handling and processing area and one of the two extrusion production lines. Clean up and reconstruction began immediately and within two weeks, one production line was operating on a limited basis. As part of the rebuilding, an in-house wood dryer was incorporated into the raw materials processing area and improvements were made to production lines such that both lines now operate more efficiently than before the fire occurred. The reconstruction of the plant was completed in August 1994 with restored and improved production capability. In December 1995, the Company exchanged certain equipment, which was previously used for plastic sales to third parties at its Rogers, Arkansas plant, for equipment required to complete a third extrusion line at the Junction, Texas plant. The third line was installed during the first half of 1996 and commenced full production in mid 1996. This increased the Company's extrusion capacity.

The Company initiated sales of its Lifecycle(TM) decking components early in 1993, however, the fire at the composite facility severely limited production and the decking project was delayed as the plant was rebuilt.

In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser, Inc. (Weyerhaeuser) for sales of its Lifecycle(TM) line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser currently markets the product under the Company's trade name, ChoiceDek(TM), in a limited number of its 80 distribution and reload centers primarily in the southwest, West Coast, and western mountain regions of the United States. During the past two years, the Company has not been able to further increase its decking sales to meet customer demands due to production limitations. The Company intends to continue to grow its decking business and add additional Weyerhaeuser distribution as production increases, and to expand its distribution within its established markets.

In 1998 decking sales increased to $4,260,169 from $1,836,961 in 1997. Although significant customer demand existed for substantially higher sales, the Company was unable to complete construction and bring on additional production lines in a timely matter in order to meet customers demands.

The Plastics Reclamation Unit

The Plastics Reclamation Unit was originally located in Rogers, Arkansas and was initially established to develop and commercialize plastic recycling technology primarily to serve as a dependable, cost-effective source of plastic raw materials for the Composite Manufacturing Unit. The Company began activities at its Plastics Reclamation Unit in 1990. Since that time, the Company has further developed and patented its proprietary waste plastics reclamation technologies which allows it to recover waste plastics from the by-product of paper recycling mills, as well as certain waste plastic from post-consumer or industrial plastic films. Secondary fiber recovery mills recycle paper and polyethylene-coated paperboard to recover the paper fiber through a process known as hydropulping. The by-product of the hydropulping process is a water-saturated mixture of polyethylene and unrecovered paper fiber, which most such mills currently dispose of without further processing. Using certain plastics recycling technologies, which such paper recycling companies do not generally have available, the Company has been able to economically recover polyethylene suitable for use in its composite manufacturing process at prices less than virgin plastic.

In 1991, while continuing to develop its initial plastic recycling technology, the Company entered into a technology development agreement with The Dow Chemical Company for the purpose of further developing and commercializing the Company's plastic reclamation technology for additional applications of polyethylene films. Dow Chemical was the world's largest producer of polyethylene plastic and the Company received an initial 10 million pounds market development order from Dow in 1992 for recycled plastic. However, in 1994 when federal recycling legislation and market development waned for recycled plastic, that order was restructured allowing the Company to significantly reduce indebtedness. Pursuant to the restructuring, Dow forgave approximately $879,000 in debt from the Company in lieu of purchasing the remaining portion of the recycled plastic. Following the restructuring and completion of the Dow contract, the Company began utilizing production capacity not required for processing raw materials for the Composites Manufacturing Unit to produce other types of materials for sale to manufacturers of grocery bags, trash bags, and other manufacturers of plastic goods desiring recycled content in their products.

Through 1995, the Company's plastic reclamation facility was also involved in sales of recycled plastics to third- party film manufacturers. The materials desired by these customers required substantial processing beyond that necessary to produce raw materials for the composites facility and sufficient efficiencies of scale or market demands were never attained. Mandatory federal plastic recycling content legislation also died in 1995 and failed to be enacted. This, coupled with increased sales of the Company's composite products, and the composites division's increased raw-material requirements, prompted the Company, in the first quarter of 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to its Junction composites operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third-parties, for other equipment which was utilized to produce raw-materials and for additional equipment necessary to complete the installation of a third production line at the Company's composite facility.

The Company experienced a series of extensive fires that caused substantial damage during the last half of 1996 at its Rogers, Arkansas plastic reclamation facility. These fires in September and December of 1996 set back the Company's plastic reclamation program and the resulting supply disruption of plastic raw materials limited composite sales growth. The claim regarding the September fire was settled in late 1996 for approximately $379,000 and the Rogers plastic reclamation operation recommenced in late November. In December 1996, the undamaged portion of the Rogers facility then suffered a second major fire and the manufacturing portion experienced extensive damage closing the facility. Both fires were deemed incendiary by independent investigators. The Company's rebuilding efforts were delayed for most of the first half of 1997 due to the ongoing fire investigation and insurance settlement delays. The December fire claim was finally settled in June 1997 for $1.9 million. The Company began relocating and reestablishing its internal plastic recycling capacity at a new site in Springdale, Arkansas in late 1997.

The pattern of continued fires caused the Company's fire insurance to be cancelled. The Company was able to renew its fire insurance, but at a substantially higher rate. The Company has increased security and added armed guards at its facilities. However, another major fire or similar disruptions could materially adversely affect the Company and it could lose its ongoing supply sources from plastic waste generator who might switch to competitors rather than wait on the Company to rebuild its recycling facilities.

Product Testing and Field History

The Company has completed extensive testing of its products, developed substantial positive-field history since inception in 1988, and continues to add additional original equipment manufacturers (OEM) accounts in the door and window market for components parts. The Company also works closely and has developed strong relationships with its customer's Research and Development Departments. This has allowed the Company to compete against higher-end plastic, wood and engineered combinations and component systems and stay away from commodity pricing. To accomplish this, AERT set up a millwork and fabrication division and initiated manufacturing and selling finished products as component parts to customer specifications. It also introduced the Company to extensive experience in regard to long-term 25-year testing; or accelerated aging of materials under extreme external environmental conditions. An example of this was the Company having to bury its products into termite mounds in Hawaii for a year.

The Company's rot-proof, moisture-resistant component parts are now in several million door and window components and market share is now increasing rapidly. With increased sales to Therma Tru Doors and the addition of several OEM's such as Carolina Builders, Endura, General Motors, SNE Enterprises, East Coast Millwork, Lowe's, Peachtree and numerous small shop-built window manufacturers, plus several additional large pending customers and the Weyerhaeuser extruded decking line, the Company has strong composite sales demand in place.

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

The Company has filed eighteen patent applications and has received issuance from the United States Patent and Trademark Office for fourteen patents, six of which relate to the Company's composite materials manufacturing operations and product and eight of which relate to its waste plastics reclamation technologies. The patents issued relate to the Company's extrusion process, the composite product, extrusion apparatus, and its continuous down stream cooling and forming conveyor system and its plastic reclamation process and equipment. The Company received formal issuance of its fourteenth patent in June 1998. Should the Company's trade secrets be disclosed notwithstanding these efforts, the business and prospects of the Company could be materially and adversely affected. The Company was sued in Delaware, in June 1992, by Mobil Oil Corporation seeking a declaratory judgement that four recently issued composite product patents were invalid and unenforceable. This was after several members of the Mobil Composite Products staff toured the AERT Junction, Texas facility in 1991 and signed confidentiality agreements. In February 1994, in litigation with Mobil Oil Corporation, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid (See Item 3. Legal Proceedings). The Company's additional pending applications relate to additional manufacturing apparatus and technology involving its film reclamation processes. There can be no assurance such additional patents will be allowed, or if allowed that they will not be challenged and invalidated. The cost of patent protection, and in particular, patent litigation is extremely high. It can also strain resources and inhibit growth of emerging companies. AERT intends to take other steps reasonably necessary in the future to protect its existing technology and any technology, which may be subsequently developed. The Company may license its technologies to industrial users in the future, and or enter into joint ventures, if licensing terms can be agreed upon and if the Company believes it can preserve adequate demand for its own products.

Business

Advanced Environmental Recycling Technologies, Inc. is comprised of three separate, yet interrelated manufacturing facilities; the Composites Manufacturing Unit located in Junction, Texas and Springdale, Arkansas, which manufactures and markets moisture resistant composite building materials made from waste plastics and by-product wood fibers, and the Plastics Reclamation Unit located in Springdale, Arkansas, which processes waste plastics, producing various polyethylene materials that are used as feedstock in the composite manufacturing process.

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

The Company is currently expanding its manufacturing capabilities at its composite manufacturing and millwork facility in Springdale, Arkansas. Due to strong customer demands, a third facility is planned for 1999-2000, if the Company is able to successfully complete and obtain the funds necessary for such expansion, which are currently pending as of this date. This is designed to increase annualized sales from $12.4 to $50 million-plus per year over the upcoming 18-month period.

The Company's Composites Manufacturing Unit located in Junction, Texas markets its moisture-resistant composite building materials under the trade names MoistureShield(R) and ChoiceDek(TM). The Company's Springdale, Arkansas multi-purpose facility is focused on producing MoistureShield(R). As additional production capacity comes on-line, the Company's Texas facility will be increasingly shifted to ChoiceDek(TM). The Composite Manufacturing Units are comprised of wood fiber raw material processing departments, composite extrusion departments, millwork and fabrication departments, and priming and paint department. The raw material processing departments consist of wood fiber cleaning, drying, grinding and storage equipment; the extrusion departments consist of currently five extrusion and downstream production lines; (a sixth is under construction and a seventh is on order) the millwork departments currently consist of four moulding and end-work lines; and the painting department consist of inspection, preparation and a painting and drying line.

The Company during 1998 began working with a deck builder to test market a new wood grained decking product. The product has been named DreamWorks(TM) and the Company intends to commence limited distribution and sales of this product during 1999 in certain markets.

The Company's main focus is utilizing the Plastics Reclamation Unit as a source of supply for the Composites Manufacturing Unit. Therefore, as sales of the Company's composite products and accordingly, the composites division's raw materials requirements increase, additional supplies of recycled plastics will be required.

The Company is currently expanding its existing plastic recycling capacity at its Springdale, Arkansas plant. In addition, a second plastic recycling plant is planned for later in 1999, if the Company is able to obtain the funds necessary for such expansion.

Supply and Pricing of Raw Materials

The Company's composites are currently manufactured from cedar and hardwood fiber, polyethylene industrial and post-consumer film scrap and ground industrial and post-consumer high-density polyethylene containers as well as other sources of consistent polyethylene waste products. In addition, the Arkansas facility utilizes hardwood fibers as its wood source. AERT has entered informal supply agreements for the cedar fiber and a portion of the waste plastics used in its composite manufacturing process, although it is the Company's intention to enter additional supply agreements in the future. The Company currently purchases raw materials from sources which it believes are dependable and adequate for its short-term manufacturing requirements and the Company believes suitable alternative sources are available. The Company currently has a long-term supply agreement with a company that generates waste polyethylene at two manufacturing plants. Additional raw material supply sources of both plastic and wood fiber will be required for the Company to continue to increase composite production and sales. The Company is currently working to enter formal supply agreements for both additional plastic and fiber supplies. However, a significant disruption of supply arrangements, a reduction in raw material consistency or quality or significant increases in raw material prices could have a material adverse effect on AERT's operations as experienced with the Rogers, Arkansas fires.

  Cedar Fiber. The Junction, Texas composite facility is located near four cedar mills which extract cedar oil for perfumes and industrial detergents and dispose of the cedar fiber as a by-product of their operations. It is also sold by said mills in some instances as a horse stable bedding, or a drilling mud bridging agent. The Company, in the past, has purchased the entire wood fiber required for its manufacturing purposes from these mills. Although the Company believes it has access to sufficient supplies of cedar fiber to supply its initial customer requirements, the Company has manufactured its composite material with other types of wood fibers. The Company has commenced a testing program with hardwood waste, and believes that a number of substitute wood fibers could be satisfactorily used in its manufacturing process and that other sources are currently available. As the Company's ChoiceDek(TM) product line continues to grow, additional cedar fiber will be required of which there is no commitment at this time.

  Hardwood Fiber. The Springdale facility is located in the Ozark Mountain area with numerous hardwood mills and manufacturers. The Company has currently established a minimum of two hardwood suppliers for the Springdale facility.

  Recycled Plastics. The cost of recycled waste plastics for use in the composites manufacturing process has been subject to significant market and quality fluctuations over the past several years and the Company has experienced supply problems associated with contaminated plastics in the past. In an effort to reduce its exposure to price volatility, inconsistent quality, and potential supply disruptions, the Company in 1990 developed its own patented plastic recycling technologies and established the waste Plastics Reclamation Unit in Rogers, Arkansas to assure itself of a cleaner, more dependable, and consistent supply of plastic raw material for its composite manufacturing operations. The Company currently performs its LDPE processing function at its facility in Springdale, Arkansas, as well as with three outside independent contractors who toll for the Company. The Company has also recently established several additional plastic supply sourcing relationships in order to broaden its sources of supply.

The Company's plastics manufacturing processes primarily focus on recycling the following polyethylene films for use in the composites manufacturing process:


     - Low Density Polyethylene (LDPE) poly coatings or linings from recycled bleached food-board, which are generated from the hydropulping process;

     - High Density Polyethylene (HDPE) and Linear Low Density Polyethylene (LLDPE) mixed plastic grocery bags from supermarket and store collection programs; and

     -    HDPE ground container material.

These films are highly contaminated with paper and other non-plastic materials, which makes them less desirable for traditional plastic uses, and thus lessens their value to producers of recycled plastics. However, plastic used for the Company's Composites Manufacturing Unit does not require the purity, extensive cleaning, additional washing and melt filtration associated with conventional plastics, and can be processed faster and more economically. Further, the contaminated plastics are acquired by the Company at minimal costs, primarily only the handling and freight charges. By focusing on contaminated plastics, the Company is able to process these materials through its Plastics Reclamation Unit and produce an acceptable lower-cost feed stock for the composites facility. The Company believes that it has adequate and reliable sources of LDPE hydropulp and HDPE/LLDPE mixed plastic grocery bags for the near future once its internal plastic reclamation facilities recommence full-scale operations. The Company also from time to time purchases plastic, if available at reasonable costs and quality, from outside sources, such as brokers or other plastic recyclers, to supplement the above-described sources.

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

To the extent, a prospective customer currently uses wood for such component pieces, the Company emphasizes the "value-added" potential of its MoistureShield(R) composite product which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics. The Company also calls the prospective customer's attention to the savings in time and expense that can be achieved by designing into the equipment used in the extrusion process much of the millwork required in the customer's finished product. In addition, the Company emphasizes the customer's avoidance of the chemical treatments and in plant volatile organic compounds requirements often necessary to give competing wood products rot resistance and durability and the customer's avoidance of the substantial scrap wood or sawdust waste-product typically generated in the sawing and milling process. The Company also stresses the additional durability and performance of its products, which allows its customers to extend the lifetime or warranties of their products.

MoistureShield(R) composites have been previously marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Reductions in construction activity could have an adverse effect on the demand for AERT composites; however, the Company believes that its market diversification program will reduce the effects that fluctuations in construction activity would have on the Company. The Company focuses heavily on products for the home improvement market, which often tends to increase in activity when housing starts decline, and the Company is further expanding its marketing focus and increasing its decking distribution with its ChoiceDek(TM) products through Weyerhaeuser to accommodate a wider range of applications in order to avoid being totally dependent on one industry.

The Company intends to further increase distribution and add additional markets during 1999 while continuing to increase sales in its initial decking markets. Weyerhaeuser markets ChoiceDek(TM) primarily through independent contractor oriented lumber dealers. ChoiceDek(TM) is promoted through displays at regional and local home, lawn and garden shows as well as store demonstration displays and marketed via a web site on the Internet. The address is www.choicedek.com. The Internet site targets high-end contractors and architects. The Company intends to also initiate additional marketing through increased Internet emphasis during 1999.

DreamWorks(TM) is a new wood grain-embossed designer product, which the Company intends to market in 1999. Also, during 1999 and in conjunction with Weyerhaeuser, the Company has initiated an advertising campaign in contractor and builder magazines for ChoiceDek(TM). In addition, a celebrity marketing video is also planned for use in promoting the products by mid-1999.

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

Competition

In seeking to introduce MoistureShield(R) and ChoiceDek(TM) composites as alternative building materials to high grade western pine and other woods, aluminum, high-performance plastics and other construction materials, the Company competes with major forestry product companies, aluminum fabricating companies, and major plastic and petrochemical companies. The conventional material manufacturers with which the Company must compete have, in many cases, long-established ties to the building and construction industry and have proven well-accepted products.

Many large competitors also have research and development budgets, marketing staffs and financial and other resources, which far surpass the resources of the Company. There can be no assurance that such competitors will not attempt to develop and introduce similar recycled composite materials. The Company must also compete in the building materials market with certain other plastics recyclers currently manufacturing recycled materials intended for similar building material applications, including decking and fencing. Mobil Oil Corporation entered the market in 1992, after purchasing the assets and technology of a company called Rivenite. Mobil formed a composite products division, opened a plant, and introduced a decking and fencing product called

Timbrex; which was later renamed Trex. Mobil initiated a large national marketing and advertising program aimed at attaining significant distribution in the decking market. Mobil divested this division in 1996 to a group of Trex managers. The new company is called The Trex Co., LLC. Trex has continued to advertise heavily and has generated composite decking sales in excess of $45 million during 1998.

As the Company has developed its own plastics reclamation technologies, it has in certain instances been required to compete for raw materials with other plastics recyclers, or plastic resin producers, most of which are far larger and better established than the Company. However, management believes that its focus towards sources of contaminated polyethylene films that it recycles and uses in its composites business are less attractive to most producers of recycled plastics other than plastic lumber producers. Additional decking competitors of wood composite decking are Crane Plastics with a product called TimberTech and U. S. Plastic Lumber with a product called SmartDeck. As a result, the Company has not historically experienced significant competition for such raw materials, however the increasing market demand for composite products is now changing and several additional competitors are starting to show interest in poly waste. Further, the Company believes that the plastics reclamation processes it has developed for composite manufacturing business are targeted to the waste management needs of particular industrial waste generators, to plastic film wastes and to other plastic waste generators, whose potential as a recycling source is not being utilized to a significant extent by current plastics recyclers, rather than to post-consumer, source-separated plastic containers recycling processes, in which a substantially greater number of plastics recyclers compete for plastic waste materials. As it grows, the Company expects to encounter new entrants into the composites or plastics reclamation business which could affect the Company's source of raw materials supply and who may have substantially greater financial and other resources than the Company and which may include beverage bottlers, distributors and retailers as well as forestry product producers, petrochemical and other companies. For example, The Trex Co., LLC is now competing with the Company for certain raw materials in connection with the production of its Trex product described above. This competition may cause the price of the Company's raw materials to rise somewhat in the future.

Employees

On December 31, 1998, the Company employed 116 employees at the Texas facility of which 8 are executive or office personnel and 99 are full-time factory personnel. At the Arkansas facility there are 115 employees of which 7 are executive or office personnel and 97 are full-time factory personnel. The Company, from time-to-time, employs additional persons on a part-time basis in its manufacturing operations. The Company anticipates that as its business expands it will employ additional management and factory personnel.

Risk Factors

An investment in the Company's securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice in analyzing this Company. In addition, this Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as "believes," "anticipates," "expects", "estimates," "should," "may," "will" and similar expressions, represent the Company's expectations or beliefs concerning future events. Numerous assumptions, risks and uncertainties, including the factors set forth below, could cause actual results to differ materially from the results discussed in the forward looking statements. Prospective purchasers of the Shares should carefully consider the factors set forth below, as well as the other information contained herein or in the documents incorporated herein by reference.

The success of the Company's continuing operations will depend upon the availability of cash flow from operations and the Company's success in raising additional funds through equity or debt financing. The expenses that might be incurred in manufacturing and further developing, and marketing the Company's products cannot be predicted with certainty. There is no assurance that additional financing can be obtained, or obtained on terms satisfactory to the Company.

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

The Company's Springdale, Arkansas manufacturing facility consists of 103,000 square feet and is located on 10 acres with a rail siding in the Springdale Industrial District. The Company has added additional storage sheds of approximately 12,000 square feet during 1999. The facility has dual sprinkler systems and houses the Company's corporate offices. The Company currently leases the facility for $19,000 per month and has an option to purchase for $1.8 million. The Company intends to purchase said facility during 1999 assuming that the proposed bond financing (see Liquidity and Capital Resources) is successful.

In March 1999, the Company entered a lease agreement for an adjacent office storage building and parking lot in Springdale, Arkansas. The lease is for $3,500 per month for 2-years, renewable yearly. The Company also leases a parking area for $200 per month. The office storage facility is comprised of 10,000 square feet and 2.36 acres. The Company has an option to purchase for $360,000 with half of the lease payments applicable to the purchase price. The Company has also entered a purchase and escrow agreement for the purchase of
18.6 acres, south of the existing facility. The pending purchase price is $785,000 and the Company expects to close this transaction by July 1999 assuming that the proposed bond financing is successful.

ITEM 3. LEGAL PROCEEDINGS

In June 1992, Mobil Oil Corporation (Mobil) commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         -----------------------------------------------------------------------
Inc.  In its complaint, Mobil sought entry of a declaratory judgment that:  (a)
----
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) The AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

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

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed and the Company cannot currently predict when or if the Delaware Court will consider this or the Motion for a new trial motion, with is also currently stayed. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs, however, there can be no assurances as to the outcome of this litigation.

In June 1998, the Company received a formal notice of allowance from the United States Patent and Trademark Office concerning a related product by process patent application, which has been pending throughout the litigation. This is an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

The Company is currently involved in civil litigation in North Carolina involving payment for equipment in its paint facility. The issue involves a dispute over a final $70,000 payment for equipment, which has yet to operate effectively. The Company has counter-claimed and asked that the manufacturer refund its money or make the equipment function properly. The Company is also a defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believes this action is without merit and has filed a motion to dismiss this suit for lack of jurisdiction. The Company is also involved in an action whereby it is the plaintiff seeking to recover approximately $200,000 for merchandise sold for which it was not paid. This action is currently pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's Class A Common Stock is traded in the over-the-counter market and is listed on The Nasdaq Stock Market(R) under the symbol AERTA. The Company's Class B warrants AERTZ are no longer listed. In order to remain listed on NASDAQ, the Company is required to meet certain criteria (Maintenance Standards) established by NASDAQ. One such Maintenance Standard is a minimum bid price of $1.00 per share. The Company has been formally notified by Nasdaq of increased listing and maintenance standards for both the Nasdaq National and Small Cap Markets. The increased Nasdaq listing standards went into effect on February 23, 1998. The increased listing and maintenance standards include a minimum bid $1.00 common stock price and a $2 million net asset value. On March 12, 1999, the Company attended a hearing in the matter of the continued listing of the Company's stock in The Nasdaq Stock Market. The hearing was in regards to the Company being notified on October 13, 1998, that it did not meet the $1.00 minimum bid price for continued listing. The Company was given ninety days, until January 13, 1999, to regain compliance. The Company did not achieve compliance during the grace period and subsequently requested the hearing. Management of the Company believes that an additional waiver will be granted and the Company will be allowed to regain compliance and meet minimum listing standards, however, no formal notification has been received. A negative decision could result in the immediate delisting of the Company's securities from The Nasdaq Small Cap Market. Should the Company's securities be delisted, the Company will not be notified of the decision until after the securities have been removed from The Nasdaq Stock Market. The Company has a right to appeal the decision, should that occur, although there can be no assurance that an appeal would be successful. The minimum bid price must be above $1.00 for 10 trading days. The Company is also considering implementing a 1 for 2 or 1 for 3 reverse stock split in order to attain compliance. As of December 31, 1998, the Company's bid price per share was below $1.00. As of December 31, 1998, the Company's net asset value was $3,777,501.

If the Company is delisted, it would be required to meet the new listing standards to be listed on the Nasdaq SmallCap Market. The standards for initial listing require, among other things, that an issuer have total assets of $4 million and capital and surplus of at least $2 million; that the minimum bid price for the listed securities be $3.00 per share; that the minimum market value of the public float (the shares held by non-insiders) be at least $2 million; and that there be at least two market makers for the issuer's securities. As mentioned above, the Company is currently not in compliance with the minimum bid price requirement for continued listing and, therefore, also does not meet the minimum bid price for initial listing. Delisting of the Company's common stock renders to holders of the Company's preferred stock the right to present the preferred stock for redemption to the Company in the amount of $2.9 million and would result in the immediate reclassification of the preferred stock out of stockholder's equity, reducing the Company's net assets below the threshold of $2 million for both continued and initial listing of the stock. Delisting of the Company's stock also results in an event of default under the bridge financing agreements. An event of default results in all the then outstanding principal amounts and unpaid interests becoming due and payable immediately. It is unlikely that the Company would have the financial resources to redeem the preferred stock if the holders were to present such stock for redemption or have the ability to pay its obligations under the bridge financing agreements. Delisting would result in the Company's stock being moved to the over-the-counter bulletin board which could result in less liquidity for the holders of the Company's stock.

The following table sets forth the ranges of high and low bid prices (as reported by NASDAQ) of the Company's Class A Common Stock and Redeemable Class B Warrants, for the years ended December 31, 1996, 1997 and

1998. The quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.



                                                          Class A               Class B
                                                       Common Stock            Warrants
                                                     High      Low          High       Low
                                                     ----      ---          ----       ---
Fiscal 1996
    First Quarter                                    1.31      0.75         0.19   0.13
    Second Quarter                                   1.63      0.97         0.38   0.13
    Third Quarter                                    1.00      0.75         0.13   0.06
    Fourth Quarter                                   0.94      0.34         0.25   0.06
Fiscal 1997
    First Quarter                                    0.56      0.31            *      *
    Second Quarter                                   0.44      0.28            *      *
    Third Quarter                                    0.63      0.34            *      *
    Fourth Quarter                                   0.59      0.25            *      *
Fiscal 1998
    First Quarter                                   1.938     0.375            *      *
    Second Quarter                                  1.813     1.000            *      *
    Third Quarter                                   1.438     0.531            *      *
    Fourth Quarter                                  1.031     0.719            *      *


* Securities were delisted due to lack of trading requirements in 1998.

As of March 31, 1999, there were 1,632 record holders of Class A Common Stock and 11 record holders of Class B Common Stock. The number of beneficial owners of the Class A Common Stock at March 31, 1999 is not known; however, management believes the number of beneficial owners of Class A Common Stock at March 31, 1999 was in excess of 5,000.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth-selected historical data for the Company for the years ended December 31, 1994 through 1998. For the years ended December 31, 1998 and December 31, 1997, the data was obtained from the Company financial statements contained in this document at pages F-1 through F-24. Data for the periods prior to December 31, 1997 was obtained from Item 6 of the Company's Annual Report or Form 10-K for the year ended December 31, 1997.

Statements of Operations Data:



                                   Year Ended        Year Ended         Year Ended         Year Ended         Year Ended
                                 Dec. 31, 1998      Dec. 31, 1997      Dec. 31, 1996      Dec. 31, 1995      Dec. 31, 1994
                                --------------      -------------      -------------      -------------      -------------
Sales                             $12,408,591        $ 7,982,381        $ 6,950,219        $ 5,581,172        $ 3,675,018
                                  -----------        -----------        -----------        -----------        -----------

Loss before
Extraordinary
Gain                              (3,605,180)         (1,913,664)        (2,933,698)        (2,756 263)        (2,970,135)
                                  -----------        -----------        -----------
Extraordinary
Gain                                      -              757,644             36,666                -              879,373
                                  -----------        -----------        -----------        -----------        -----------


Loss applicable to common
stock                             $(3,653,070)       $(1,156,020)       $(2,897,032)       $(2,756,263)       $(2,090,762)
                                  ===========        ===========        ===========        ===========        ===========

Loss before
Extraordinary gain per
common share                      $      (.16)       $      (.09)       $      (.15)       $      (.17)       $      (.21)

Extraordinary gain per
common share                                -                .04                  -                  -                .06
                                  -----------        -----------        -----------        -----------        -----------

Net Loss per common
 share/(1)/ (Basic and Diluted)   $      (.16)       $      (.05)       $      (.15)       $      (.17)       $      (.15)
                                  ===========        ===========        ===========        ===========        ===========

Weighted Average Number
of Shares Outstanding/(1)/         22,895,517         21,800,170         19,134,484         15,779,721        14,166,869


Balance Sheet Data:



                           Dec. 31, 1998      Dec. 31, 1997     Dec. 31, 1996     Dec. 31, 1995     Dec. 31, 1994
                           -------------      -------------     -------------     -------------     -------------

Working Capital             $(4,625,935)      $ (3,117,649)       $ (892,995)     $ (1,556,805)      $  (599,753)
(Deficit)
Total Assets                 10,941,927          7,641,328         6,725,599         7,357,742         8,781,907
Long-Term Debt
 Less Current                   227,376            588,412           955,776         1,266,642         1,844,597
Maturities
Total Liabilities             7,164,426          5,290,970         3,623,170         3,643,999         3,335,459
Stockholders' Equity          3,777,501          2,350,358         3,102,379         3,713,743         5,446,448


(1) The net loss per share of common stock is based on the combined weighted average of shares of Class A and Class B Common Stock outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997
---------------------------------------------------------------------

Net sales increased to $12,408,591 for the year ended December 31, 1998, which represented an increase of $4,426,210 or 55% over the year ended December 31, 1997. The 1998 composite sales consisted of MoistureShield(R) sales of $8,148,422 and ChoiceDek(TM) sales of $4,260,169. This compares with 1997 MoistureShield(R) sales of $6,145,420 and $1,836,961 for ChoiceDek(TM) sales. Decking sales were limited during 1998 due to construction and production restraints associated with start-up problems at the new Springdale plant.

The Texas plant increased sales from $7,982,381 in 1997 to $9,530,654 in 1998, a 19% increase. However, further sales increases were not attained due to start-up delays with the second Springdale composite extrusion plant. This delayed the Company's plans to shift the Texas plant to more decking and increasing production runs of decking until late in 1998. The Company believes that by reducing the amount of products run at the Texas plant and thereby reducing the amount of down-time required to change extruder die heads for different products, that it can significantly increase its extrusion line up-time and the amount of decking produced at the Texas plant during 1999. The Springdale plant reported composite sales of $2,877,937 for 1998. The Springdale plant was not in operation in 1997 for composite production. The Springdale plant has been designed to focus and produce the Company's MoistureShield(R) lines for its door and window and industrial-flooring customers.

Construction problems and delays were encountered in starting up the Springdale plant during the third and fourth quarters of 1998. The major problem was a defective scale and air transfer system for conveying raw materials and loading the extrusion lines, which would not work and move materials at the desired throughput rate. This system, after several months of problems, was replaced by the manufacturer with a larger system under warranty. This was done in November and December 1998 and delayed the start-up of an additional production line at the Springdale plant. It became operational to the manufacturers design guarantee during January 1999. A second production line was started up in December 1998 and commenced increased production during the first quarter of 1999. The Company intends to further increase production at the Springdale facility with the addition of two more extrusion lines during 1999, which will allow the Springdale facility to have four larger extrusion lines than the initial three lines at the Texas plant. The Company believes that the additional product volumes generated from a minimum of two extrusion lines at the Springdale facility, will allow it to attain efficiencies of scale to cover operating costs and attain positive cash flow from operations for the facility. In addition, the Company believes that the combined production volumes from both facilities should generate sufficient sales and revenues from operations to attain operating income no later than second quarter 1999.

Cost of goods sold increased from $7,639,708 in 1997 to $11,688,448 in 1998.
The increase in cost of goods sold was primarily attributed to increased payroll and payroll expenses, raw material costs and utility and operating costs, which were associated with starting up the Springdale plant and operating two plants in 1998 vs. one in 1997. Further improvements in efficiencies were limited due to the above mentioned obstacles which the Company encountered in starting up the Springdale facility.

Significant categories are as follows:


               Expense Category                      1998             1997
               ----------------                      ----             ----
               Payroll and payroll taxes          $ 4,094,877       $2,594,056
               Depreciation                         1,412,692        1,076,570
               Raw Materials                        2,976,338        1,937,400
               Other                                3,204,541        2,031,682
                                                   ----------       ----------
               Total                               $11,688,448      $7,639,708
                                                   ===========      ==========


Payroll and payroll taxes in 1998 for two plants were approximately $4,094,877 vs. $2,594,056 during 1997 of which one plant was not in operation until late in the year. Increased raw material cost of $2,976,338 or $1,038,938 over 1997 was attributable to increased sales and some increases in plastic raw material costs. Other expenses increased in 1998 vs. 1997 due to expansion of the business and start-up of the Springdale plant.

Selling, General and Administrative expenses during 1997 were $2,090,049 compared to $3,220,233 for 1998. The increase in Selling, General and Administrative expenses was primarily attributable to increased professional fees and additional insurance and overhead, which the Company had to attain with the start-up of the Springdale facility. Lease facility payments for the Springdale facility also contributed to the overhead increase. As sales increase and decking distribution increases, additional marketing expenses will be incurred, overall, management believes marketing expenses as a percentage of sales will remain the same.

With the anticipated completion of the pending bond financing in which the Company intends to purchase the Springdale facility which it is currently leasing for $19,000 per month; the Company believes it can reduce some of its yearly operating expenses by spreading the payments over a longer, 20-year term. In addition, the Company intends to add two additional extrusion lines and an additional plastic recycling plant on the existing site to be financed with the pending long-term bond proceeds.

The Company showed improvement even with one plant, under start-up conditions and recorded a positive gross margin of $720,143 vs. $342,673 for the comparable period a year earlier. This amounted to a $377,470 improvement over the prior period however further improvement was limited by lower than desired throughputs and delays associated with bringing on-line the fourth and fifth extrusion lines. A sixth line is scheduled to start up in June 1999, followed by a seventh line by the third quarter if adequate financial resources are available. An additional plant for plastics and extrusion production is currently planned for late 1999 and early 2000 based on successful completion of a pending Industrial Revenue Bond financing for the Springdale facility.

The net loss for 1997 was $1,156,020 or a net loss per weighted average common share outstanding of $0.05. The loss before extraordinary item for 1997 was $1,913,664 or $0.09 per share, which was reduced by a one time extraordinary gain of $757,644 relating to a fire insurance settlement. This compares to a loss of $3,653,070 or a net loss per weighted average common share outstanding of $0.16 for 1998. The 1998 loss did include a one-time charge of $135,000 that was related to a write-off of a bad debt, plus debt discounts amortized to interest expense of $675,153. This was in addition to interest expense of $429,937 for 1998.

The Company, during 1998, struggled to supply its existing customer base while it worked to substantially increase its manufacturing capacities. Management's objective continues to be to grow the business and maintain its existing customer base. The decision to maintain a diversified customer base with a larger number of products resulted in less than desired sales volumes and limited operating efficiencies since the Springdale plant did not produce effectively for most of the year and the Texas facility had to maintain the customer base supply. The Company believes that it is better to maintain a diversified customer base in several markets rather than focus on one market in the short term. Establishing large OEM customer sales is a long, time consuming and elaborate process and several of the Company's door and window customers had completed years of testing prior to introducing AERT components into their product lines. Component changeover is difficult for these types of customers and after years of development work, AERT management was determined not to lose its customer base, even when faced with the Rogers fires and later start-up difficulties at the Springdale plant. Thus, the Company has been successful in its efforts to hold onto and build its customer base during this difficult period and is now positioned with increased manufacturing capacity to grow and significantly expand sales in 1999.

The Company continues to maintain additional security measures, including installation of surveillance cameras, and the addition of on-site security personnel, which are intended to better protect the Company's facilities.

The Company is currently completing construction on the initial phases of its multipurpose manufacturing facility in Springdale, Arkansas. The Company's capital expansion program involved adding additional plastic processing production, an upgraded painting and finishing facility, a second millwork facility, and a fifth extrusion line (in addition to the fourth line already on hand). Capital expenditures during 1998 at Springdale totaled $3.67 million and when all phases are fully operational by mid year 1999 are intended to increase the Company's manufacturing capacity significantly from both manufacturing facilities. Once completed and operational and based upon customer forecasts and demands, the Company intends to further implement additional expansion during the third quarter of 1999, as the initial Springdale facility will currently accommodate only four extrusion lines. This will require significant additional capital expenditures, which is intended to be financed through a pending $18 million Industrial Revenue Bond financing through the City of Springdale and the State of Arkansas.

The Company's main focus in conjunction with this expansion is to further improve operating efficiencies, and further reduce unit production costs to levels required for positive gross margins and profitability. By shifting MoistureShield(R) OEM products to what Management believes will be a newer, more cost efficient manufacturing facility, in conjunction with reduced raw material costs and increased extrusion throughputs; the Company believes it can reduce its MoistureShield(R) production costs while also increasing sales volumes in conjunction with increased ChoiceDek(TM) throughputs at its Texas facility.
This in conjunction with other efficiency enhancements at the Texas facility are designed and intended to also enhance gross margins and attain profitability for the ChoiceDek(TM) line.

The Company believes that 1999 first quarter sales will increase significantly over the previous period of 1998, and that the Company's financial results will improve significantly. Management believes that the Springdale manufacturing plant will show substantial improvement although it is not expected to attain profitability during the first quarter of 1999. The Company believes substantial reductions of unit production costs will result from increased automation and streamlining the amount of products run at the Company's operation in Junction, Texas and that the Texas plant can further increase its profitability during subsequent periods. There can be no assurance that the Company can attain its anticipated continued operating improvements or that its additional production efficiencies and resultant unit cost reductions required for profitability will occur.

Year Ended December 31, 1997 Compared To Year Ended December 31, 1996
---------------------------------------------------------------------

Net sales increased to $7,982,381 for the year ended December 31, 1997, which represented an increase of $1,032,162 or 15% over the year ended December 31, 1996. The 1997 composite sales consisted of door and window component sales of $5,588,679, decking material sales of $1,836,961, and industrial-flooring sales of $556,741. This compares with 1996 composite sales of $4,633,720 for door and window components, $1,935,849 for decking sales, and $367,490 for industrial-flooring sales. Increased decking sales were limited during 1997 due to production restraints.

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

The claim regarding the September fire was settled in late 1996 for approximately $379,000 and the Rogers plastic reclamation operation recommenced in late November. On December 15, 1996, the undamaged portion of the Rogers facility then suffered a second major fire and the manufacturing portion experienced extensive damage closing the facility. The Company's rebuilding efforts were delayed for most of the first half of 1997 due to the ongoing fire investigation and insurance settlement delays. The December fire claim was finally settled in June 1997, for $1.9 million.

Cost of goods sold decreased from $7,822,154 in 1996 compared to $7,639,708 for 1997. The decrease in cost of goods sold was primarily attributed to reduced payroll and payroll expenses, which were primarily attributable to the shut down of the Rogers facility, combined with the Junction plant's increased utilization of regrindable scrap. Further improvements in efficiencies were limited due to the above mentioned obstacles which the Company encountered.

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

The composites division showed significant improvement under difficult conditions and recorded a positive gross margin of $342,673 vs. ($871,935) for the comparable period a year earlier. This amounted to a $1,214,608 improvement over the prior period however further improvement was limited by negative raw material variances, reduced throughputs, and delays associated with bringing on-line the fourth extrusion line and introducing the Company's new line of primed window components which restricted additional sales. The Company originally planned on placing its fourth extrusion line at its Junction, Texas facility. However, the loss of raw materials from the Rogers fire, combined with the start up of the Springdale facility prompted the Company to move the fourth extrusion line equipment to Springdale, and order equipment for a fifth extrusion line.

The net loss for 1996 was $2,897,032 or a net loss per weighted average common share outstanding of $0.15. This compares to a loss of $1,156,020 or a net loss per weighted average common share outstanding of $0.05 for 1997. The 1996 loss did include a one-time charge of $129,767, which related to a write off of damaged equipment and leasehold improvements lost in the December fire in Rogers. The loss before extraordinary item for 1997 was $1,913,664 or $0.09 per share, which was reduced by a one time extraordinary gain of $757,644 relating to a fire insurance settlement.

Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Company had a working capital deficit of $4,625,935 compared to a working capital deficit of $3,117,649 at December 31, 1997. The deficit is primarily attributable to the Company's delays in obtaining positive cash flows from operations and delays in completing construction and starting up its additional extrusion lines in a timely manner. Management's decision to finance significant capital expenditures with short-term bridge loans also contributed to the increased deficit. Of such deficit involving total liabilities of approximately $7.1 million as of December 31, 1998, $1.6 million was to the Company's major shareholder, $2.1 million was a short term bridge loan, and approximately $2.6 million was in payables of which a significant portion reflects the ongoing construction in progress at the Springdale facility. Trade payables were $1,034,436 (66%) higher than a year ago also due to the Company's ongoing capital expenditure program. The $4.6 million working capital deficit also reflects management decision to enter into short term debt financing, while the Company is expanding, building and improving its production and sales capacities to attain positive cash flows and profitability and refinancing later, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. Management plans to reduce and eliminate the negative working capital deficit during 1999, through a combination of debt reduction and debt restructuring through completion of its pending bond financing, in conjunction with attaining positive cash flows and profitability from operations. The Company believes that with the successful completion of its pending bond financing that it can reduce its working capital deficit through the pay off the remaining bridge note balance of $1.8 million. This will restructure a significant portion of the Company's short-term indebtedness into long-term debt with favorable interest rates. Purchasing the existing site over a longer term should also help improve operating costs by reducing the monthly lease payment cash requirement. By also having substantial dollars allocated and available for capital expansion, the Company believes that positive cash flows generated from operations can be used for working capital and also help reduce the deficit.

The Company recapitalized during the second and third quarters of 1998 through a voluntary conversion of Class B and Class C warrants in conjunction with a private placement of preferred stock. The Company received voluntary conversions of 1,054,670 shares at prices ranging from $1.075 to $1.20 per share. Through December 31, 1998, this yielded net proceeds of $1,264,032. As of February 12, 1999, all Class B and C warrants not exercised (3,549,776) were allowed to expire by the Board of Directors. In conjunction with the voluntary warrant conversion a bonus warrant exercisable for $3.00 per share for 2-years was reserved for Bonus warrants to be issued. The Company plans to issue 1,054,670 bonus warrants in the near future which will expire in 2001. In addition, 2,900 shares of preferred stock were issued to the major shareholder and several close accredited investors for $1,000 per share. Classes were issued in Series A, B and C with Series B having voting rights for the underlying shares and warrants. On the 7th anniversary date of the issuance of the preferred stock, the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. The Company must meet certain milestones which include: (1) minimum sales of $4.5 million for first quarter 1999 and sales of $6 million per quarter thereafter and (2) quarterly cash flow from operations must be positive for each quarter beginning with the fourth quarter of 1998 and for each quarter thereafter. If a milestone failure occurs, the conversion price is the lower of the fixed conversion price or the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. A 10% premium is payable per year. Series X and Y warrants were issued in connection with the preferred stock and are exercisable at $1.20 and $2.50 per share, respectively. Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. Series X warrants cannot be exercised for one year from date of issuance. The preferred stock agreements require that the Company files a registration statement by August 1, 1999, to register the preferred stock and the common stock required in relation to the warrants. The Company will be required to pay certain penalties to the holders of the preferred stock and warrants if the registration statement is not filed by August 1, 1999. The penalties increase over time until the registration statement is filed. The preferred stock agreements contain potential redemption events, which would cause the Company to have to redeem the preferred stock. The agreements state that if a redemption event occurs, the Company must pay each holder of preferred stock an amount equal to ten percent of the aggregate stated value of the shares of preferred stock then outstanding. The Company intends to file a registration statement for the preferred stock during the second quarter 1999. With this commitment from its shareholders, the Company increased its net assets from $2.4 million at September 30, 1998, to in excess of $3.7 million as of December 31, 1998. It is the Company's intention to increase and then maintain its net assets above $4 million, attain profitability from operations and possibly adjust its capital structure by a reverse stock split in order to attain a national Nasdaq market listing.

Cash and cash equivalents increased $569,066 in 1998. Significant components of that increase were: (i) cash provided by operating activities of $161,356, which consisted of the net loss for the period of $3,653,070 reduced by depreciation and amortization of $1,412,692 and reduced by other sources of cash of $2,079,022; (ii) cash used in investing activities of $3,670,247, and (iii) cash provided by financing activities of $4,077,957. Payments on notes during the period were $364,020 and proceeds from the issuances of notes amounted to $1,380,842. At December 31, 1998, the Company had notes payable, net of debt discount, in the amount of $3,180,262, of which $2,952,886 were current notes payable, net of debt discount, or current portion of long-term debt. Of such $2,952,886, $2,733,750 or 93% was to the major shareholder and other investors closely associated with the Company. During the fourth quarter, the Company reduced the indebtedness of its $3.16 million bridge loan by $1 million through the issuance of preferred stock. During first quarter 1999, the loan was further reduced $200,000 to $1.9 million. The Company intends to repay the remaining $1.9 million during second quarter 1999 assuming the successful completion of the pending bond financing.

The Company has five bridge financing agreements. The date of the first agreement was October 30, 1997. The Company issued notes payable totaling $1.3 million, originally due and payable on July 27, 1998, unless extended, at the option of the Company, to October 30, 1998. Interest on the notes is payable every three months at 12% with the Company's Class A Common Stock. In connection with the notes, the Company issued 2,600,000 consulting warrants and 156,000 placement warrants and paid loan origination costs of $169,000 to the placement agent. The warrants expire October 30, 2002, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. Per the agreement, if the notes were extended, an additional 650,000 consulting warrants and 78,000 placement warrants would be issued. As of July 31, 1998, the note holders extended the notes for 60 days without additional penalty warrants in exchange for voluntary selling restrictions of the Company's stock by the Company's officers and certain shareholders over the next 18 months, without prior approval from the issuer of the note. As of November 5, 1998, the note holders extended the notes through March 31, 1999, without penalty warrants other than for 310,000 of the warrants to be issued to one of the note holders. Also, during 1998, $1,050,000 of these bridge financing notes were paid-off with the issuance of preferred stock (See Note 6). As of March 31, 1999, the note holders extended the notes through June 1, 1999, without additional penalty warrants.

The second bridge financing was completed on February 5, 1998. The Company issued notes payable totaling $800,000, originally due and payable on November 2, 1998, unless extended, at the option of the Company, to January 31, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 1,600,000 consulting warrants and 96,000 placement warrants and paid loan origination costs of $104,000 to the placement agent. The warrants expire February 5, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. As of November 5, 1998, the note holders extended the notes through March 31, 1999. As of March 31, 1999, the note holders extended the notes through June 1, 1999, without additional penalty warrants.

A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000, originally due and payable on January 2, 1999, unless extended, at the option of the Company, to April 2, 1999. As of March 31, 1999, the note holders extended the notes through June 1, 1999, without additional penalty warrants. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants and paid loan origination costs of $53,300 to the placement agent. If the notes are extended, additional 205,000 consulting warrants and 24,600 placement warrants will be issued. The warrants expire April 7, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

A fourth bridge financing was completed on June 3, 1998. The Company issued notes payable totaling $359,963, due and payable on February 28, 1999, unless extended, at the option of the Company, to May 29, 1999. As of March 31, 1999, the note holders extended the notes through June 1, 1999, without additional penalty warrants. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 719,926 consulting warrants and 43,195 placement warrants and paid loan origination costs of $46,795 to the placement agent. If the notes are extended, additional 179,981 consulting warrants and 21,597 placement warrants will be issued. The warrants expire June 3, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

A fifth bridge financing was completed on August 21, 1998. The Company issued notes payable totaling $287,500, due and payable on May 18, 1999, unless the notes are extended, at the option of the Company, to August 16, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 575,000 consulting warrants and 34,500 placement warrants and paid loan origination costs of $37,375 to the placement agent. If the notes are extended, an additional 143,750 consulting warrants and 17,250 placement warrants will be issued. The warrants expire August 21, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

Delisting of the Company's stock results in an event of default under the bridge financing agreements. An event of default results in all the then outstanding principal amounts and unpaid interest becoming due and payable immediately.

The Company currently has pending up to an $18 million, low interest, job creation financing through a State Economic Development Agency for acquisition of and further expansion of the first Springdale facility. The Company expended $3.7 million in 1998 in capital projects. The Company's current and ongoing capital expansion program to increase capacity of the initial and proposed Springdale facilities with six extrusion lines and a second moulding department and second plastic recycling plant is estimated at $13.7 million of which $807,331 had been expended as of March 31, 1999.

The Company maintained an accounts receivable factoring agreement for up to $900,000 through an affiliated company of a related party. The terms of this initial agreement called for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. In March 1999, the Company's major shareholder increased the Company's factoring line to $2 million. The new terms allow the factor to charge up to 2% per invoice and the Company must guarantee the receivables. It is currently estimated that the factor charges will average around 1.5% during 1999.

The Company believes that if it can further improve and streamline the extrusion production rates and efficiencies it is experiencing as of the date of this filing in conjunction with adding additional production capacity at its Springdale facility and that it can further improve gross margins to significantly lower unit production cost then it will be able to achieve a level of operations in periods subsequent to the first quarter of 1999 and thereafter which will generate positive cash flows from operations. This in conjunction with the pending completion of the pending bond financing for up to $18 million, which will significantly reduce or eliminate the need for additional sources of capital to support its operations. Management believes that increased production and pending sales obtained with the additions of the fifth and upcoming sixth composite lines operating for a full year; improved product focus and increased throughputs from reduced changeovers in conjunction with reduced plastics division raw material costs will allow it to attain positive cash flows from operations and profitability. Additional production volumes and resultant sales increases from its Springdale plant combined with continued improvements in production efficiency and capacity as previously discussed will be required for the Company to further increase sales levels to those necessary to attain profitable results of operations and provide funds to repay the Company's outstanding obligations and in order to refinance all or a portion of its short term debt into longer term obligations and meet its debt service schedule.
There can be no assurance that such improvements in production efficiency or capacity will occur, or that successful completion of the pending bond financing will be achieved in a timely manner by the Company.

The Company has also been approached by several investment-banking groups, which have expressed interest in helping the Company complete a secondary stock offering over the next year. The Company is currently evaluating and discussing several equity options, however management currently believes that this type of financing is premature and could be too dilutive to shareholders at this time. The Company believes it needs to complete its current construction and expansion plan and attain positive cash flows from operations and profitability before this is considered. It is management's intent to build shareholder value and to be as non-dilutive as possible in regard to future Company growth.

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

YEAR 2000
---------

The Company has been and is currently conducting an ongoing evaluation of the potential effects of the Year 2000 issue on its operations. The evaluation is ongoing, however, at this time, management of the Company is not aware of any problems that will occur within the Company's plant operations. However, the Company has not yet contacted the manufacturers of the Company's operating equipment to determine if the manufacturers are aware of Year 2000 issues with the equipment. The Company plans to contact the equipment manufacturers during the second quarter of 1999. The Company has been in contact with some of its significant vendors and customers to determine their Year 2000 status and plans to contact others during the second quarter of 1999. In assessing the impact of the Year 2000 on administration, including accounting and financial reporting, the Company has contacted its financial accounting software vendor and was notified by the vendor that the software will be Year 2000 compliant, after processing a required update to the software. The software vendor has provided that update at no cost to the Company along with documentation that the software is Year 2000 compliant. The update will be made to the Company's software during the second quarter of 1999. The Company has identified a Year 2000 issue with its telephone system and is currently in the process of correcting that issue and does not expect to incur significant costs to correct the issue. Based on the information above, the Company does not anticipate a material financial impact as a result of the Year 2000 issues. However, the Company has no control over Year 2000 compliance by its customers and vendors. If the Company's customers and vendors are not prepared for the Year 2000 issue, this could result in a material adverse financial impact to the Company, however, the Company believes it is unlikely based on the nature of its business, customers and vendors. The Company has not developed a contingency plan to deal with any Year 2000 issues that may occur.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has no material exposures relating to its long-term debt due to virtually all of the Company's long-term debt bearing interest at fixed rates. See Note 5 to the financial statements for discussion of the Company's debt. The Company depends on the market for favorable long-term mortgage rates to help generate sales of its product to its customers for use in the residential construction industry. Should mortgage rates increase substantially, the Company could be impacted by a reduction in the residential construction industry. Important raw materials purchased by the Company are recycled plastic and wood fiber, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its suppliers on a term basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures with accountants during the periods reported upon herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:


Name                                               Age                        Position
----                                               ---                        -------
Joe G. Brooks                                       43                        Chairman and Co-Chief Executive Officer and Director
Sal Miwa                                            42                        Vice-Chairman of the Board and Director
Stephen W. Brooks                                   42                        Co-Chief Executive Officer and Director
J. Grant Martin                                     51                        President
J. Douglas Brooks                                   39                        Executive Vice-President
Marjorie S. Brooks                                  63                        Secretary, Treasurer and Director
Jerry B. Burkett                                    42                        Director
Dr. James H. Culp                                   53                        Director
Peter S. Lau                                        45                        Director
Michael M. Tull                                     44                        Director


The Company's Board of Directors elected Joe G. Brooks as its Chairman and Co-Chief Executive Officer on December 11, 1998. Mr. Brooks has previously served as President and has been a director since the Company's inception in December 1988. He was also previously Chairman and CEO from inception until August 1993. Mr. Brooks is a director and Chairman of the Standing Committee of the Arkansas Recycling Coalition for Buy Recycled Business Alliance for the State of Arkansas and serves on their Executive Committee. He is a member of Clean Texas 2000, appointed by Governor George Bush in 1995. He is a past President, director and independent consultant of Juniper Products, Inc., from July 1985 until December 1988, which was an artificial firelog manufacturing entity in Junction, Texas. Mr. Brooks has been past President of Southern Minerals and Fibers, Inc. (SMF), a producer of drilling mud and fluid additives.

On December 11, 1998, the Company's Board of Directors elected Sal Miwa as its Vice-Chairman. Mr. Miwa has served as its Chairman for 3 years before this election. He has been an outside director of the Company since January 1994. Sal Miwa is President and CEO of Seiwa Optical Co., and importer of special camera systems located in Woodcliff Lake, New Jersey. For the past 20-years he has been engaged in various international businesses located in U.S., Canada, Japan and Europe. He received his Masters degree in Aerospace Engineering from the Massachusetts Institute of Technology.

The Company's Board of Directors elected Stephen W. Brooks as Co-Chief Executive Officer on December 11, 1998. Mr. Brooks has served as its Chief Executive Officer for the last three years and has been a director since January 1996.
Mr. Brooks is CEO and Chairman of the Board of Razorback Farms, Inc.; a Springdale, Arkansas based firm that specializes in vegetables for processing. Mr. Brooks also serves on the Board of the Ozark Food Processors Association.

The Board of Directors elected J. Grant Martin as President on December 11, 1998. Mr. Martin joined the

Company on February 24, 1997 and has served as Chief Operating Officer, assumed day-to-day control and operating responsibilities over the Company's composite manufacturing facility in Junction, Texas and Springdale, Arkansas. Mr. Martin has extensive technical and manufacturing experience with companies in the United States and overseas. Mr. Martin was previously employed as Vice-President of operations of a large Texas manufacturing facility and before that served as a Vice-President of Operations for a national engineering testing company.

J. Douglas Brooks is Executive Vice-President and a previous board member. Mr. Brooks serves on the Executive Committee and is in charge of Technical Services, which includes Quality Assurance, R&D, Raw Material Processing, Development and Sourcing. Mr. Brooks was previously Project Manager for AERT's polyethylene recycling program with The Dow Chemical Company and is joint inventor on several of AERT's process patents for recycling polyethylene film for composites. Mr. Brooks has previously served as an independent consultant to Juniper Industries, Inc. and as Vice President of SMF.

Marjorie S. Brooks is Secretary, Treasurer, and a director since the Company's inception in December 1988. Mrs. Brooks also serves as a director of Juniper Industries, Inc. and Razorback Farms, Inc., and has served as Secretary and Treasurer of Brooks Investment Co., a holding company for the Brooks' family investments, for more than the past thirty years, and has served as President of Haskell Foods, Inc.

Jerry B. Burkett was appointed to the Board of Directors of the Company on May 17, 1993. Mr. Burkett has been a rice and grain farmer since 1979 and has been a principal in other closely held businesses. He is the past President of the Arkansas County Farm Bureau.

James H. Culp received a B.S. Degree in Chemistry from the University of Alabama and Ph.D. Degree in Analytical and Nuclear Chemistry from Texas A&M University. Dr. Culp was an Assistance Professor at Texas A&M University Chemical Oceanography for two years before joining The Dow Chemical Company. Dr. Culp worked at Dow in research, manufacturing, business development, and supply chain for 24 years. His last responsibility at Dow was North American Supply Chain Director for Engineering Thermoplastics and North American Recycle Plastics Director. Dr. Culp retired from Dow in April 1996. He joined the AERT Board as Director of Technology in July 1996 and served as Special board assistant to the CEO in October 1996.

Peter S. Lau was appointed an outside director to the Board of Directors of the Company in April 1997. Mr. Lau is managing director of corporate finance of American Fronteer Financial Corporation (AFFC), formerly known as RAF Financial Corporation, a regional securities broker/dealer with 11 offices in 10 states, that is owned by Fronteer Financial Holdings, Ltd. (OTC BB: FDIR). Mr. Lau is formerly an associate of Heng Fung Capital, Inc. and Heng Fung Equities, Inc. (subsidiary of Heng Fung Holdings Company Limited, a Hong Kong public traded company). Mr. Lau is a graduate of the University of Hartford with a B.S. and M.S. in accounting.

Michael M. Tull was appointed an outside director to the Board of Directors of the Company in December 1998. Mr. Tull is the President and majority owner of
I. W. Tull Sales Company, a manufacturer's representative company, which professionally represents nine manufacturing companies and is responsible for sales and marketing of those companies' window and door related components in the southeastern Unites States. Mr. Tull serves on boards of several closely held family businesses and is the President and a Board of Director member of the National Wild Turkey Federation, which is one of the largest North American conservation organization with membership of 200,000.

Joe G. Brooks, Stephen W. Brooks and J. Douglas Brooks are brothers and are sons of Marjorie S. Brooks. There are no other familial relationships between the current directors and executive officers.

Each of the Company's directors has been elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

The Audit Committee of the Board of Directors consists of three outside directors of Peter S. Lau (Chairman), James H. Culp, and Sal Miwa. The Audit Committee recommends engagement of the Company's independent accountants and is primarily responsible for approving the services performed by the Company's independent accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

The Compensation and Stock Option Committee consists of Jerry B. Burkett (Chairman), Sal Miwa, Marjorie S. Brooks and Michael M. Tull. The Compensation and Stock Option Committee establishes and administers the Company's compensation and stock option plans on behalf of the Board of Directors and approves stock options granted thereunder.

The Executive Committee consists of three outside board members with Sal Miwa (Chairman), James H. Culp and Michael M. Tull and four executive management members of Joe G. Brooks, Stephen W. Brooks, J. Douglas Brooks and J. Grant Martin. The Executive Committee establishes corporate policies, manpower, technology, cost accounting and day-to-day operations of the Company.

The Litigation Committee consists of Joe G. Brooks (Chairman), James H. Culp and Sal Miwa. The Litigation Committee establishes and administers the Company's litigation plans on behalf of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company during the three years ended December 31, 1998 to each executive officer of the Company whose aggregate cash compensation exceeded $100,000, and to the chief executive officer.


                           SUMMARY COMPENSATION TABLE



Annual Compensation                                Long-Term Compensation
-------------------                                ----------------------
                                                          Awards                               Payouts
                                                          ------                               -------


Name and                                                    Restricted     Securities                  Long-term
Principal                                        Other     Annual Stock    Underlying                  Incentive      All Other
 Position                    Year     Salary     Bonus     Compensation      Awards       Options       Payouts      Compensation
---------                   ------   --------    -----     ------------    ----------    ---------     ---------     ------------
Stephen W. Brooks           1998     $0          $0            $0             $0            $0            $0              $0
CEO
Joe G. Brooks               1998     $105,231    $0            $0             $0            $0            $0              $0
President
J. Grant Martin             1998     $90,000     $0            $0             $0            $0            $0              $45,500(1)
COO
Stephen W. Brooks CEO       1997     $0          $0            $0             $0          250,000         $0              $0
Stephen W. Brooks CEO       1996     $0          $0            $0             $0             0            $0              $0

(1) relocation expense

          AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 1998
                     AND OPTION VALUES AT DECEMBER 31, 1998


                                                          Number of             Value of Unexercised
                        Number of                    Unexercised Options        In-the-Money Options
                          Shares                     at December 31, 1998       at December 31, 1998
                         Acquired        Value           Exercisable/               Exercisable/
Name                   on Exercise     Realized         Unexercisable              Unexercisable

-----------------------------------------------------------------------------------------------------------------

Stephen W. Brooks           0              $0          275,000/250,000                  $64,850/$53,250
J. Grant Martin             150,000        $112,203    150,000/200,000                  $56,300/$50,100
Joe G. Brooks               0              $0          300,000/200,000                  $121,500/$50,100

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of December 31, 1998, certain information with regard to the beneficial ownership of the Company's capital stock by each holder of 5% or more of the outstanding stock, by each director of the Company, and by all officers and directors as a group:

------------------------------------------------------------------------------------------------------------------------------------

Name and Address                       Title of       Number of Shares of     Percentage of Class        Percentage of
of Beneficial Owner                    Class(1)       Common Stock(2)         Outstanding (2)(16)     Voting Power (2)(17)
-------------------                   ---------       --------------          -------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------
Marjorie S. Brooks                    Class A      9,754,665  (3)               24.2%                      29.0%
P. O. Box 1237                        Class B        837,588  (4)               57.2%
Springdale, AR  72764                 Preferred-         400  (5)               13.8%
                                      Series B
------------------------------------------------------------------------------------------------------------------------------------

Joe G. Brooks                         Class A        738,442  (6)                1.8%                       4.2%
HC 10, Box 116                        Class B        284,396                    19.4%
Junction, TX 76849
------------------------------------------------------------------------------------------------------------------------------------

J. Douglas Brooks                     Class A        721,573  (7)                1.8%                       2.7%
P. O. Box 1237                        Class B        131,051                     8.9%
Springdale, AR 72764
------------------------------------------------------------------------------------------------------------------------------------

Jerry B. Burkett                      Class A        140,000  (8)                  *                          *
2110 Hemme Road                       Class B         33,311                       *                          *
Stuttgart, AR  72160
------------------------------------------------------------------------------------------------------------------------------------

Sal Miwa                              Class A        328,000  (9)                  *                          *
c/o Seiwa Optical Co.
50 Tice Boulevard
Woodcliff Lake, NJ 07675
------------------------------------------------------------------------------------------------------------------------------------

Stephen W. Brooks                     Class A        645,116 (10)                1.7%                       2.1%
P. O. Box 291                         Class B         89,311                     6.1%
Springdale, AR 72765
------------------------------------------------------------------------------------------------------------------------------------

J. Grant Martin                       Class A        150,000 (11)                   *                         *
P. O. Box 1237
Springdale, AR 72764
------------------------------------------------------------------------------------------------------------------------------------

James H. Culp, Ph.D.                  Class A        250,000 (11)                   *                         *
120 Silver Lace Drive
Lake Jackson, TX 77566
------------------------------------------------------------------------------------------------------------------------------------

Peter S. Lau                          Class A         79,715 (12)                   *                         *
30 Wall Street, 11th Floor
New York, NY 10005
------------------------------------------------------------------------------------------------------------------------------------

Michael M. Tull                       Class A         71,000 (13)                   *                       2.1%
c/o I. W. Tull Sales Co.              Preferred-         400                     13.8%
1475 Holcomb Bridge Rd.               Series B
Suite 113
Roswell, GA 30076
------------------------------------------------------------------------------------------------------------------------------------

R. A. Mackie & Co., L.P.              Class A      1,947,736 (14)                 4.8%                      4.3%
and Robert A. Mackie, Jr.             Preferred-         300                     10.3%
P. O. Box 380                         Series C
Irvington, NY 10533
------------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
Name and Address                       Title of       Number of Shares of     Percentage of Class        Percentage of
of Beneficial Owner                    Class(1)       Common Stock(2)         Outstanding (2)(16)     Voting Power (2)(17)
-------------------                   ---------       --------------          -------------------     --------------------
-----------------------------------------------------------------------------------------------------------------------------------


Delbert & Pat Allen                   Class A         1,322,524 (15)                 3.3%                   2.6%
14128 Dawn Hill Road
Siloam Springs, AR  72761
------------------------------------------------------------------------------------------------------------------------------------

All officers and directors            Class A        12,878,511                     31.9%
as a group (ten persons)              Class B         1,375,657                     93.9%                  42.2%
                                      Preferred-            800                     27.6%
                                      Series B
------------------------------------------------------------------------------------------------------------------------------------

* Less than 1%
------------------------------------------------------------------------------------------------------------------------------------



(1) The Class B Common Stock is substantially identical to the Class A Common Stock, except that each share of Class B Common Stock has five votes per share and each share of Class A Common Stock has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock. Each share of Preferred Stock is convertible into 833-1/3 shares of Class A Common Stock. The Series B Preferred Stock (900 shares) has voting rights of 2,500 votes per share. No other Preferred Stock carries any voting rights.

(2) Beneficial ownership of shares determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and includes shares underlying outstanding warrants and options which the named individual has the right to acquire within sixty days of December 31, 1998.

(3) Includes 2,608,940 shares owned directly, 493,645 in trusts controlled by Mrs. Brooks, 350,000 shares issuable upon exercise of stock options, 3,000 shares issuable upon exercise of Bonus Warrants, 325,000 shares issuable upon exercise of Class C Warrants, 3,974,080 shares issuable upon exercise of Class F and Class G Warrants issued in connection with a private placement of Class A Common Stock in May of 1994 and 2,000,000 shares issuable upon exercise of Class H Warrants.

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

(5) Includes Series B Convertible Preferred Stock owned indirectly by Mrs. Brooks. Razorback Farms, Inc. is the record owner of 165 shares. Brooks Investment Company is the record owner of 235 shares.

(6) Includes 354,067 shares owned directly, 4,500 shares owned as custodian for Joe G. Brooks' minor child, 38,205 shares owned as custodian for Brooks' Children's Trust, 1,500 shares issuable upon exercise of Bonus Warrants owned as custodian for Mr. Brook's minor child, 38,250 shares issuable upon exercise of Bonus Warrants owned as custodian for Brook's Children's Trust, 1,875 shares issuable upon exercise of Bonus Warrants owned directly and 300,000 shares issuable upon exercise of stock options.

(7) Includes 370,932 shares owned directly, 33,021 shares owned indirectly, 7,620 shares issuable upon exercise of Bonus Warrants and 310,000 shares issuable upon exercise of stock options.

(8) Includes 13,000 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett and 115,000 shares issuable upon exercise of stock options.

(9) Includes 3,000 shares owned directly and 325,000 shares issuable upon exercise of stock options.

(10) Includes 370,116 shares owned directly and 275,000 shares issuable upon exercise of stock options.

(11) Represents shares issuable upon exercise of stock options.

(12) Includes 50,000 shares issuable upon exercise of stock options and 29,715 shares issuable upon exercise of Class I Warrants.

(13) Includes 71,000 shares owned directly.

(14) Mr. Mackie is the beneficial and sole owner of 420,000 shares of Class A Common Shares, 1,012,000 Class B Warrants of the Company and 50,000 other warrants of the Company. R. A. Mackie & Co., L.P. is the beneficial and sole owner of 156,136 Class B Warrants of the Company and 57,500 Warrants of the Company. R. A. Mackie & Co., L.P. is also due an additional 252,100 Warrants from the Company.

(15) Includes 777,214 shares owned directly, and 175,468 shares issuable upon exercise of Class F Warrants and 175,468 shares issuable upon exercise of Class G Warrants, and 194,374 shares issuable upon exercise of Bonus Warrants.

(16) Class A Common Stock beneficial ownership is calculated based on 40,342,397 shares outstanding as of December 31, 1998, which includes 18,345,062 shares which any person has the right to acquire through the exercise of options and warrants within 60 days of December 31, 1998. Class B Common Stock beneficial ownership is calculated based on 1,465,530 shares outstanding on December 31, 1998. Preferred stock beneficial ownership is calculated based on 2,900 shares outstanding on December 31, 1998.

(17) Calculated based on 51,586,713 shares outstanding on December 31, 1998, which includes voting rights on all classes of stock, options and warrants which can be acquired within 60 days of December 31, 1998.

At December 31, 1998, there were 22,245,639 shares of Class A Common Stock and 1,465,530 shares of Class B Common Stock issued and outstanding. The previous table sets forth, the directors, officers and 5% shareholders, as a group directly owned shares representing approximately 42.2% of the votes entitled to be cast upon matters submitted to a vote of the Company's stockholders, and Marjorie S. Brooks and corporations controlled by her owned shares representing approximately 29.0% of the votes entitled to be cast and may be in a position to control the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1998, the Company had an agreement with an affiliate whereby the Company agreed to transfer certain of its trade receivables as collateral, which the affiliate deemed acceptable, up to $900,000 at any one time. Upon acceptance of a transfer of a receivable, the affiliate would remit to the Company 100% of the receivable, as defined in the agreement, and the Company would remit to the affiliate up to .88% as a factoring charge. The Company indemnified the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 1998, the Company transferred an aggregate of approximately $12,863,000 in receivables under this agreement, of which $695,447 remained to be collected as of December 31, 1998. During 1997 and 1996, the Company transferred an aggregate of approximately $9,090,000 and $7,317,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $113,189, $73,718 and $61,555 associated with the factoring agreement are included in selling and administrative costs at December 31, 1998, 1997 and 1996, respectively.

In March 1999, the Company's major shareholder increased the Company's factoring line to $2 million. The new terms allow the factor to charge up to 2% per invoice, and the Company must guarantee the receivables.

At December 31, 1998, accounts payable-related parties included the $695,447 discussed above and $149,203 relating to factoring charges and other miscellaneous items owed to related parties.

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

                                   SIGNATURES


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Springdale, State of Arkansas, on the 14th day of April, 1999.

ADVANCED ENVIRONMENTAL RECYCLING
TECHNOLOGIES, INC.

BY: /s/ Joe G. Brooks                                        /s/ David Sparks
----------------------------                                 --------------------------------------
    JOE G. BROOKS,                                           DAVID SPARKS,
    Chairman                                                 Interim Corporate Controller

Date: April 14, 1999                                         April 14, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                            Title                                         Date
---------                                            -----                                         ----
/s/ Joe G. Brooks                                    Chairman of the Board, Co-CEO                 April 14, 1999
---------------------------                          and  Director
JOE G. BROOKS

/s/ Sal Miwa                                         Vice-Chairman and Director                    April 14, 1999
---------------------------
SAL MIWA

/s/ Stephen W. Brooks                                Co-CEO and Director                           April 14, 1999
---------------------------
STEPHEN W. BROOKS

/s/ J. Grant Martin                                  President                                     April 14, 1999
---------------------------
J. GRANT MARTIN

/s/ Marjorie S. Brooks                               Secretary, Treasurer and Director             April 14, 1999
---------------------------
MARJORIE S. BROOKS


/s/ Jerry B. Burkett                                 Director                                      April 14, 1999
---------------------------
JERRY B. BURKETT

/s/ James B. Culp                                    Director                                      April 14, 1999
 JAMES B. CULP
---------------------------

/s/ Peter S. Lau                                     Director                                      April 14, 1999
---------------------------
PETER S. LAU

/s/ Michael M. Tull                                  Director                                      April 14, 1999
---------------------------
 MICHAEL M. TULL

                               INDEX TO EXHIBITS

Exhibit No.     Description of Exhibit
----------      ----------------------
3.1             Certificate of Incorporation, including Certificate of
                Amendment filed on June 12, 1989(a), and Certificate of
                Amendment filed on August 22, 1989.(b)
3.2             Certificate of Designation of Class B Common Stock.(a)
3.3             Bylaws of Registrant.(a)
4.1             Form of Class A Common Stock Certificate.(c)
4.2             Form of Class B Common Stock Certificate.(a)
4.3             Form of Warrant Agreement with American Stock Transfer
                & Trust Company, including Class A and Class B Common
                Stock Purchase Warrants.(a)
4.7             Form of Redeemable Class B Warrant Certificate.(c)
4.8             Form of Class C Warrant Certificate.(h)
4.9             Form of Class D Warrant Certificate.(h)
4.10            Form of Class E Warrant Certificate.(h)
4.11            Form of Class F Warrant Certificate.(i)
4.12            Form of Class G Warrant Certificate.(i)
4.13            Form of Class H Warrant Certificate.(j)
4.14            Form of Class I Warrant Certificate.(k)
4.15            Form of Class J Warrant Certificate.(l)
4.16            Form of Class K Warrant Certificate.(m)
10.1.1          Private Placement Agreement (o)
10.1.2          Consulting Agreement (o)
10.1.3          Note Purchase Agreement (o)
10.1.4          Form of Note (o)
10.1.5          Form of Private Placement Warrants (o)
10.1.6          Form of Consulting Warrants (o)
10.9            Form of Right of Refusal Agreement among Class B
                Common Stockholders.(a)
10.10           1989 Stock Option plan.(a)
10.11           Form of Escrow Agreement with American Stock Transfer &
                Trust Company.(c)
10.15           Lease Agreement dated June 1, 1990 between the Registrant
                and J's Feed, Inc. for the Registrant's plastics reclamation facility.(e)
10.16           Loan Agreement dated June 13, 1991 with Dow Credit
                Corporation.(f)
10.16           Loan Agreement dated October 22, 1991 with Dow Credit
                Corporation.(f)
10.16           Loan Agreement with City of Rogers, arranged through


        Arkansas Industrial Development Commission.(f)

10.17   Lease Agreement dated June 15, 1992 between the Registrant and
               George's, Inc. for the Registrant's corporate office facility.(g)
10.18   Factoring Agreement dated April 30, 1993 between the Registrant and
        Brooks Investment Company.(h)
10.23 Private Placement Distribution Agreement dated September 23, 1993 between the Registrant and Berkshire International Finance,
        Inc.(h)
10.26   Lease Agreement dated June 16, 1994 between Registrant and Marjorie S.
        Brooks.(i)
10.27   Line of Credit Promissory Note payable to Jim G. Brooks and Marjorie S.
        Brooks.(i)
10.28   Amended and Restated Stock Option Plan.(i)
10.29   Non-Employee Director Stock Option Plan.(i)
10.30   Chairman Stock Option Plan.(i)
10.31   Factoring Agreement dated April 30, 1994 between the Registrant and
               Brooks Investment Company.(i)
10.32   Lease agreement dated July 29, 1997 between Registrant an Dwain A.
        Newman, et ux., and National Home Center, Inc.(n)
10.33** Securities Purchase Agreement
10.34** Certificate of Designation of Series A Preferred Convertible Stock
10.35** Certificate of Designation of Series B Preferred Convertible Stock
10.36** Certificate of Designation of Series C Preferred Convertible Stock
10.37** Form of Series X Warrants
10.38** Form of Series Y Warrants
10.39** Registration Rights Agreement
10.40** Placement Agency Agreement
27.1**  Financial data schedule

_____________

*     The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7,
      8, 9, 11, through 23, or 26 through 29.
**    Filed herewith.
(a) Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.
(b)   Contained in Exhibits to Amendment No. 1 to Registration Statement on Form
      S-1, No. 33-29595, filed      August 24,1989.
(c) Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.
(d)   Filed with Form 10-K for December 31, 1989.
(e)   Filed with Form 10-K for December 31, 1990.
(f) Contained in Exhibits to Post Effective Amendment No. 1 to Registration Statement on Form S-1, No. 33-29593, filed December 24, 1991.
(g)   Filed with Form 10-K for December 31, 1992.
(h)   Filed with Form 10-K for December 31, 1992.
(i)   Filed with Form 10-K for December 31, 1994.

(j)   Filed with Form 10-K for December 31, 1996.
(k)   Filed with Form 10-K for December 31, 1996.
(l)   Filed with Form 10-K for December 31, 1996.
(m)   Filed with Form 10-K for December 31, 1996.
(n)   Filed with Form 10-K for December 31, 1997.
(o) Contained in Exhibits to Registration Statement on Form S-3, No. 333-42555 filed December 18, 1997.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1998

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


                              SPRINGDALE, ARKANSAS

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS




                                                                                            Page
Financial Statements:                                                                       ----
    Report of Independent Public Accountants                                                F-2
    Balance Sheets                                                                          F-3  - F-4
    Statements of Operations                                                                F-5
    Statements of Stockholders' Equity                                                      F-6
    Statements of Cash Flows                                                                F-7
    Notes to Financial Statements                                                           F-8  - F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred net losses since inception, has a working capital deficit at December 31, 1998, and is subject to certain claims in litigation as discussed in Note 12. These factors, among others, as discussed in Note 2, raise substantial doubt concerning the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                    /s/ ARTHUR ANDERSEN LLP



Dallas, Texas

March 19, 1999

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS



                               ASSETS
                               ------


                                                               December 31,           December 31,
                                                                  1998                   1997
                                                                 ----                    ----
Current assets:
 Cash and cash equivalents                                     $   614,494             $    45,428
 Trade receivables, net of allowance of $20,000 in 1998            712,894                 540,739
 Note receivable                                                         -                  81,571
 Inventories                                                       846,571                 735,697
 Prepaid expenses and other                                         89,266                 181,474
                                                                -----------              ---------
  Total current assets                                           2,263,225               1,584,909
                                                                ----------               ---------

Buildings and equipment:
 Buildings and leasehold improvements                            1,041,035                 692,781
 Machinery and equipment                                        10,937,425               6,209,614
 Transportation equipment                                          108,355                  98,242
 Office equipment                                                  159,295                 156,064
 Construction in progress                                        1,502,520               2,586,483
                                                                -----------              ---------
                                                                13,748,630               9,743,184

Less accumulated depreciation
   and amortization                                              5,452,638               4,093,031
                                                                -----------              ---------
   Net buildings and equipment                                   8,295,992               5,650,153

Other assets, at cost less
  accumulated amortization of $271,570 (1998)
  and $242,999 (1997)                                              382,710                 406,266
                                                                                       -----------
 Total assets                                                  $10,941,927             $ 7,641,328
                                                               ===========             ===========

The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                                December 31,        December 31,
                                                                   1998                1997
                                                                   ----                ----
Current liabilities:
 Accounts payable - trade                                     $   2,606,034        $  1,571,598
 Accounts payable - related parties                                895,170           1,136,272
Current maturities of long-term debt:
  Related parties                                                  648,425             386,456
  Other                                                            199,873             108,454
Current maturities of capital lease obligations                     19,263                   -
Accrued liabilities                                                435,070             310,681
Notes payable, net of debt discount of $45,255
  (1998) and $136,111 (1997)                                     2,085,325           1,189,097
                                                               ------------        ------------
  Total current liabilities                                      6,889,160           4,702,588
                                                               ------------        ------------

Long-term debt, less current maturities:
  Related parties                                                   97,707             465,656
  Other                                                             52,747             122,756
                                                               ------------        ------------
  Total long-term debt                                             150,454             588,412
                                                               --------------      --------------
Capital lease obligation                                            76,922                   -
                                                               --------------      --------------
Accrued dividends payable on convertible
 preferred stock                                                    47,890                   -
                                                              --------------      --------------
Commitments and contingencies (Notes 12 and 13)

Stockholders' equity:
 Convertible preferred stock, $1 par value;
  5,000,000 shares authorized; 2,900 (1998) shares issued
  and outstanding                                                    2,900                   -
 Class A common stock, $.01 par value;
  50,000,000 shares authorized; 22,245,639 (1998)
  and 20,312,969 (1997) issued and outstanding                     222,456             203,130
 Class B convertible common stock, $.01 par value;
  7,500,000 shares authorized; 1,465,530 issued and
   outstanding                                                      14,655              14,655
 Additional paid-in capital                                     26,984,318          21,926,331
 Accumulated deficit                                           (23,446,828)        (19,793,758)
                                                             --------------      --------------
 Total stockholders' equity                                      3,777,501           2,350,358
                                                             --------------      --------------
Total liabilities and stockholders' equity                   $  10,941,927        $  7,641,328
                                                             ==============       =============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS



                                                   Year ended           Year ended           Year ended
                                                  December 31,         December 31,         December 31,
                                                     1998                 1997                 1996
                                                     ----                 ----                 ----

Sales                                             $12,408,591          $ 7,982,381          $ 6,950,219

Cost of goods sold                                 11,688,448            7,639,708            7,822,154
                                                   -----------         -----------          -------------
Gross margin                                          720,143              342,673             (871,935)

Loss on disposal of assets                                  -                    -              178,061

Selling and administrative costs                    3,220,233            2,090,049            1,687,697
                                                   -----------         -----------          -------------
Operating loss                                     (2,500,090)          (1,747,376)          (2,737,693)

Interest expense, net                              (1,105,090)            (166,288)            (196,005)
                                                   -----------         -----------          -------------

Loss before extraordinary gain                     (3,605,180)          (1,913,664)           (2,933,698)

Extraordinary gain                                          -              757,644                36,666
                                                   -----------         -----------          -------------
Loss before dividends on
 redeemable convertible preferred stock             (3,605,180)         (1,156,020)           (2,897,032)

Accrued dividends on preferred stock                   (47,890)                  -                     -
                                                   -----------         -----------          -------------
Net loss applicable to common stock                $(3,653,070)        $(1,156,020)          $(2,897,032)
                                                   ============        ============          ============

Loss per share of common stock
  before extraordinary gain                              ($.16)              ($.09)                ($.15)

Extraordinary gain per share of common
  stock                                                      -                $.04                     -
                                                   -----------         -----------          -------------
Net loss per share of
  common stock (Basic and Diluted)                       ($.16)              ($.05)                ($.15)
                                                   ============        ============          ============
Weighted average number of common
  shares outstanding                                22,895,517          21,800,170            19,134,484
                                                   ============        ============          ============

The accompanying notes are an integral part of these financial statements.

                                                      Preferred Stock         Class A Common Stock      Class B Common Stock
                                                    Shares       Amount       Shares       Amount       Shares        Amount
                                                    ------       ------       ------       ------       ------        ------
Balance - December 31, 1995                               -   $      -       15,692,866   $ 156,929   1,465,530    $  14,655

Exercise of Class F Warrants                              -          -          500,000       5,000          -            -
Net Proceeds from Issuance of
 Class A Common Stock                                     -          -        2,996,282      29,963          -            -
Exercise of Stock Options                                 -          -           12,000         120          -            -
Net loss for the year ended
 December 31, 1996                                        -          -               -           -           -            -
                                                  ----------  -----------   -----------  ----------   ----------   ----------
Balance - December 31, 1996                               -   $      -       19,201,148   $ 192,012    1,465,530   $  14,655

Net Proceeds from issuance of Class A
 Common Stock                                             -          -        1,111,821      11,118           -           -
Issuance of Detachable Stock Warrants                     -          -               -           -            -           -
Net loss for the year ended
 December 31, 1997                                        -          -               -           -            -           -
                                                  ----------  -----------   -----------  ----------   ----------   ----------
Balance - December 31, 1997                               -   $      -       20,312,969   $ 203,130    1,465,530   $  14,655
                                                  ----------  -----------   -----------  ----------   ----------   ----------

Issuance of shares for payment
 of interest on bridge financings                         -          -          260,708      2,607            -            -
Exercise of stock options                                 -          -          493,333      4,933            -            -
Exercise of Class B Warrants                              -          -          779,670      7,797            -            -
Exercise of Class C Warrants                              -          -          275,000      2,750            -            -
Exercise of Consultant Warrants                           -          -           60,000        600            -            -
Cashless exercise of Placement Warrants                   -          -           40,434        404            -            -
Issuance of Class A Common Stock to Vendor                -          -           23,525        235            -            -
Issuance of extension warrants relating to
 extension of first bridge financing                      -          -               -          -             -            -
Debt discount on consulting
 and placement warrants                                   -          -               -          -             -            -
Net proceeds from issuance of preferred stock          2,900      2,900              -          -             -            -
Net loss for year ended December 31, 1998                 -          -               -          -             -            -
                                                  ----------  -----------   -----------  ----------   ----------   ----------

Balance - December 31, 1998                            2,900  $   2,900      22,245,839   $ 222,456    1,465,530   $   14,655



                                                  Additional
                                                   Paid-in           Accumulated
                                                   Capital             Deficit             Total
                                                   -------             -------             -----
Balance - December 31, 1995                       $ 19,282,865      $ (15,740,706)      $ 3,713,743

Exercise of Class F Warrants                           300,000                 -            305,000
Net Proceeds from Issuance of
 Class A Common Stock                                1,942,785                 -          1,972,748
Exercise of Stock Options                                7,800                 -              7,920
Net loss for the year ended
 December 31, 1996                                          -          (2,897,032)       (2,897,032)
                                                  ------------      -------------       -----------
Balance - December 31, 1996                       $ 21,533,450      $ (18,637,738)      $ 3,102,379

Net Proceeds from issuance of Class A
 Common Stock                                          217,881                 -            228,999
Issuance of Detachable Stock Warrants                  175,000                 -            175,000
Net loss for the year ended
 December 31, 1997                                          -          (1,156,020)       (1,156,020)
                                                  ------------      -------------       -----------
Balance - December 31, 1997                       $ 21,926,331      $ (19,793,758)      $ 2,350,358
                                                  ------------      -------------       -----------

Issuance of shares for payment
 of interest on bridge financings                      282,803                 -            285,410
Exercise of stock options                              148,267                 -            153,200
Exercise of Class B Warrants                           926,233                 -            934,030
Exercise of Class C Warrants                           327,250                 -            330,000
Exercise of Consultant Warrants                         21,800                 -             22,500
Cashless exercise of Placement Warrants                   (404)                -                 -
Issuance of Class A Common Stock to Vendor              10,798                 -             11,033
Issuance of extension warrants relating to
 extension of first bridge financing                    19,685                 -             19,685
Debt discount on consulting
 and placement warrants                                618,355                 -            619,355
Net proceeds from issuance of preferred stock        2,702,100                 -          2,705,000
Net loss for year ended December 31, 1998                   -          (3,653,070)      $(3,653,070)
                                                  ------------      -------------       -----------
Balance - December 31, 1998                       $ 26,984,318      $ (23,446,828)      $ 3,777,501

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS                                         Year ended        Year ended           Year ended
                                                                December 31,      December 31,         December 31,
                                                                   1998               1997                1998
                                                                   ----               ----                ----

Cash flows from operating activities:
 Net loss applicable to common stock                            $(3,653,070)        $(1,156,020)        $(2,897,032)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                                    1,412,692           1,088,577           1,212,323
 Amortization of other assets                                       412,505              65,319              24,740
 Amortization of debt discount                                      675,153              38,889                   -
 Interest paid through issuance of common stock                     285,410                   -                   -
 Extraordinary gain                                                       -            (757,644)            (36,666)
 Loss on disposition of equipment                                     1,964                   -             178,061
 Increase in other assets                                            (5,015)           (125,098)            (42,749)
 Changes in current assets and current liabilities                1,031,717             379,429             400,246
                                                                  ---------           ---------           ---------
Net cash provided by (used in) operating activities                 161,356            (466,548)         (1,161,077)
                                                                  ---------           ---------           ---------
Cash flows from investing activities:
  Additions to buildings and equipment                           (3,674,969)         (2,134,067)         (1,073,409)
  Proceeds from sale of equipment                                     4,722                   -                   -
  Insurance recoveries, net of fire related expenses                      -           1,757,644             379,080
                                                                  ---------           ---------           ---------
 Net cash used in investing activities                           (3,670,247)           (376,423)           (649,329)
                                                                  ---------           ---------           ---------
Cash flows from financing activities:
 Prepaid stock subscriptions                                              -                   -              85,000
 Proceeds from issuance of notes                                  1,380,842           1,304,229             369,155
 Payments on notes                                                 (364,020)           (727,585)           (732,011)
 Payments on capital lease obligation                               (20,730)                  -                   -
 Proceeds from issuance of common stock                                   -             228,999           1,887,748
 Proceeds from issuance of preferred stock                        1,155,000                   -                   -
 Proceeds from exercise of stock options and
  warrants, net                                                   1,878,975                   -             312,920
 Dividends accrued on redeemable convertible
  preferred stock                                                    47,890                   -                   -
                                                                  ---------           ---------           ---------
Net cash provided by financing activities                         4,077,957             805,643           1,922,812
                                                                  ---------           ---------           ---------

Increase (decrease) in cash and cash equivalents                    569,066             (37,328)             67,406
Cash and cash equivalents:
  Beginning of period                                                45,428              82,756              15,350
                                                                 ----------          ----------          ----------
  End of period                                                 $   614,494         $    45,428         $    82,756
                                                                 ==========          ==========          ==========

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



NOTES TO FINANCIAL STATEMENTS



Note 1: Description of the Company
----------------------------------


Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) manufacturers a line of composite building material from reclaimed plastic and wood fiber waste for certain specialized applications in the construction industry. The Company markets this material as a substitute for wood and plastic filler materials for standard door frames, windowsills, flooring and decking. The Company is comprised of two manufacturing facilities located in Junction, Texas and Springdale, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers, industrial-flooring companies and Weyerhaeuser, the Company's primary decking customer.

Note 2: Future Operations
-------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1998, the Company had a working capital deficit of $4,625,935 and had incurred net losses of $3,653,070, $1,156,020 and $2,897,032 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company has incurred operating losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Such losses have primarily been caused by problems in maintaining significant production volumes of products and in producing products at economically feasible operating cost levels. There is no assurance that the Company will be able to improve its manufacturing process and operating costs to the extent necessary to reach successful operating levels. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due. There is no assurance the Company will be successful in obtaining such necessary financial resources. The Company also has claims in litigation outstanding against it as described in Note 12, the outcome of which is uncertain. If the litigated claims discussed in Note 12 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products at economically feasible levels.

The Company is currently implementing a production plan, which Management believes will provide for better operating efficiencies and correct the production problems encountered in the past. The plan includes increasing production capacity, further automating the production process and better utilizing regrindable scrap. However, completion of the production plan will require additional debt or equity financing beyond those resources currently available to the Company. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due in 1999. There is no assurance the Company will be able to correct prior production problems and improve operating efficiencies or that the Company will be successful in securing sufficient capital resources to complete its production plan, fund maturities of debt and other obligations as they become due in 1999 or to support the Company until such time, if ever, that the Company is able to generate income from operations.

The Company is currently pursuing an $18,000,000 financing package through the City of Springdale, Arkansas, in conjunction with the Arkansas Development Finance Authority for acquisition and further expansion of the Arkansas facility. Bond proceeds of $10.4 million must be used to expand output capacity. The expansion will involve the Company acquiring approximately ten acres adjacent to the existing Springdale facility, construction of a three building campus and installation of additional manufacturing lines and other equipment. Bond proceeds of $1,750,000 must also be used to acquire the existing Springdale plant, which is currently leased. Bond proceeds must also be used to refinance $2,000,000 of bridge financing. The remaining proceeds would be used for a debt service reserve fund, one year of construction period interest and financing costs. The Company is working to finalize and close this bond-financing package during the first half of 1999. The Company is also exploring additional financial sources including conventional long-term debt to repay the remaining bridge loans within the next six months. There is no assurance that the Company will be successful in its efforts to obtain the bond financing described above.

Note 3: Significant Accounting Policies
---------------------------------------

  Statements of Cash Flows
  ------------------------

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


                                                   Year ended       Year ended       Year ended
                                                   December 31,     December 31,     December 31,
                                                      1998             1997              1996
                                                      ----             ----              ----
Trade receivables                                    $ (172,155)      $ (529,802)        $  39,186
Note receivable                                          81,571          (81,571)                -
Inventories                                            (110,874)        (142,372)           (2,114)
Prepaid expenses and other                              (95,581)          15,114            69,860
Accounts payable -
 Trade and related parties                            1,204,367        1,014,444           253,028
 Accrued liabilities                                    124,389          103,616            40,286
                                                     ----------       -----------        ---------
                                                     $1,031,717       $  379,429         $ 400,246
                                                     ==========       ===========        =========

 Cash paid for interest                                $ 52,395       $  141,320         $ 168,322
 Cash paid for income taxes                                   -                -                 -

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:


                                                            1998             1997          1996
                                                            ----             ----          ----
Note payable for financing of insurance policies         $  104,027     $   109,207     $   48,713
Notes payable for equipment                                 280,248               -              -
Capital lease obligation for equipment                      110,000               -              -
Class A Common Stock issued in payment of
 accounts payable                                            11,033               -              -
Series B Preferred Stock issued in payment of
 accounts payable - related parties                         400,000               -              -
Series B Preferred Stock issued in payment of
 notes payable                                              100,000               -              -
Series A Preferred Stock issued in payment of
 notes payable                                            1,050,000               -              -
Non-cash payment for financing costs                         19,685               -              -
Insurance proceeds due for fire losses of
buildings and equipment                                           -               -      1,001,660
 Additions to buildings and equipment paid
 directly
  by insurance company                                            -               -         83,842

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

Provision for depreciation of buildings and equipment is provided on a straight-line basis for buildings, leasehold improvements, transportation equipment and office equipment over the lesser of the estimated useful life of the asset or the term of the lease. Estimated useful lives are: buildings - 5 to 19 years, leasehold improvements - 6 years, transportation equipment - 3 to 5 years, office equipment - 5 years and machinery and equipment - 3 to 8 years.


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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of December 31, 1998. Such assessment required the Company to make certain estimates of future production volumes, costs, future sales volumes, and prices, which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon Management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels.


Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance subsequent to the completion of its production plan will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Springdale and Junction manufacturing facilities, which was $8,295,992 at December 31, 1998.

  Inventories
  -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:



                                         December 31,         December 31,
                                             1998                1997
                                             ----                ----

Raw materials                              $ 486,068           $ 257,114
Work in process                              263,573             319,034
Finished goods                                96,930             159,549
                                             --------           --------
                                           $ 846,571           $ 735,697
                                           =========           =========

  Other Assets
  ------------

Other assets consist primarily of the costs for the preparation of patent applications of $323,387, net, at December 31, 1998, which are amortized using the straight-line method over 17 years.


  Prepaid Expenses and Other
  --------------------------

Prepaid expenses and other expenses consist primarily of prepaid insurance and loan acquisition costs at December 31, 1998. The loan acquisition costs are being amortized using the straight-line method over 9 months.


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


  SFAS No. 125
  ------------

In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as transfers of receivables with recourse, and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company presently transfers, with recourse, receivables to a related party. Based on the requirements of SFAS No. 125, the receivables transferred to the related party with recourse are accounted for as a secured borrowing because the Company is not considered to have surrendered control over the transferred assets. Accounts receivable and accounts payable-related parties at December 31, 1998 and 1997 were increased by $695,447 and $533,796, respectively, to reflect these requirements (See Note 4).


  SFAS No. 128
  ------------

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 replaces the presentation of Primary EPS with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share". SFAS No. 128 requires restatement of all prior-period EPS data presented. Implementation of SFAS No. 128 had no effect on prior-period EPS data presented.

In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company has incurred losses from continuing operations and net losses for the years ended December 31, 1998, 1997 and 1996. Therefore, Basic EPS and Diluted EPS are computed in the same manner. Although such financial instruments were not included due to being antidilutive, the Company does have potentially dilutive financial instruments in the form of warrants and options (See Notes 6 and 8).

  Concentrations of Credit Risk
  -----------------------------

The Company's revenues are derived principally from a number of regional and national door and window manufacturers, industrial-flooring companies and Weyerhaeuser, the Company's primary decking customer. The Company extends unsecured credit to its customers. This industry concentration has the potential to impact the Company's exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers.

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


Note 4: Related Party Transactions
----------------------------------

During 1998, the Company had an agreement with an affiliate whereby the Company agreed to transfer certain of its trade receivables as collateral, which the affiliate deemed acceptable, up to $900,000 at any one time. Upon acceptance of a transfer of a receivable, the affiliate would remit to the Company 100% of the receivable, as defined in the agreement, and the Company would remit to the affiliate .88% as a factoring charge. The Company indemnified the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 1998, the Company transferred an aggregate of approximately $12,863,000 in receivables under this agreement, of which $695,447 remained to be collected as of December 31, 1998. During 1997 and 1996, the Company transferred an aggregate of approximately $9,090,000 and $7,317,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $113,189, $73,718 and $61,555 associated with the factoring agreement are included in selling and administrative costs at December 31, 1998, 1997 and 1996, respectively.

In March 1999, the Company's major shareholder increased the Company's factoring line to $2 million. The new terms allow the factor to charge up to 2% per invoice and the Company must guarantee the receivables.

At December 31, 1998, accounts payable-related parties included the $695,447 discussed above and $149,203 relating to factoring charges and other miscellaneous items owed to related parties

Note 5: Notes Payable and Long-Term Debt
----------------------------------------

Notes payable and long-term debt as of December 31, 1998 and December 31, 1997, consisted of the following:


                                                                               1998             1997
                                                                               ----             ----

9.5% notes payable, due in monthly installments of $15,755, secured by
certain manufacturing equipment.                                            $  216,959         $         -

10.75% note payable, due in monthly installments of $15,354, secured by
certain manufacturing equipment, inventories and receivables.                        -              30,286

12% notes payable (the bridge financing), net of debt discount of $0 (1998)
and $136,111 (1997), interest payable quarterly in shares of the Company's
Class A common stock or cash, principal due in cash on June 1, 1999.  The
effective interest rate on the debt is 33.0% (1).                              250,000           1,163,889

12% notes payable (the bridge financing), interest payable quarterly in shares of the Company's Class A Common Stock or cash, principal due in cash
on June 1, 1999.  The effective interest rate on the debt is 61.8% (1).        800,000                   -

12% notes payable (the bridge financing), interest payable quarterly in shares of the Company's Class A Common Stock or cash, principal due in cash
on June 1, 1999.  The effective interest rate on the debt is 188.9% (1).       410,000                   -

12% notes payable (the bridge financing), net of debt discount of $20,255,
interest payable quarterly in shares of the Company's Class A Common Stock                               -
or cash, principal due in cash on June 1, 1999.  The effective interest
rate on the debt is 57.8% (1).                                                 339,438                   -

12% notes payable (the bridge financing), net of debt discount of $25,000,
interest payable quarterly in shares of the Company's Class A Common Stock                               -
or cash, principal due in cash on June 1, 1999.  The effective interest
rate on the debt is 37.1% (1).                                                 262,500                   -

8% note payable, due in monthly installments of principal and interest of
$5,247, secured by unescrowed shares of Class B Common Stock owned by
certain officers of the Company and certain manufacturing equipment.            15,532               74,656

9.75% note payable to Marjorie S. Brooks (a related party), due in monthly installments of principal and interest of $33,100, secured by substantially
all of the assets of the Company.                                              746,132              852,119


12% note payable converted to redeemable convertible preferred
stock during 1998.                                                                   -              100,000

Other
                                                                                43,516               51,469
                                                                             ---------            -----------
Total                                                                        3,084,077             2,272,419

Less current notes payable, net of debt discount                            (2,085,325)           (1,189,097)
Less current maturities                                                       (848,298)             (494,910)
                                                                           -----------           ------------
Long-term debt, net of  current maturities                                 $   150,454           $   588,412
                                                                           ===========           ===========

The aggregate maturities of notes payable and long-term debt, net of debt discount, as of December 31, 1998 are as follows:


                         1999      $2,933,623
                         2000         144,531
                         2001           4,686
                         2002           1,237
                                   ----------
                                   $3,084,077
                                   ==========

(1) The Company has five bridge financing agreements. The date of the first agreement was October 30, 1997. The Company issued notes payable totaling $1.3 million, originally due and payable on July 27, 1998, unless extended, at the option of the Company, to October 30, 1998. Interest on the notes is payable every three months at 12% with the Company's Class A Common Stock. In connection with the notes, the Company issued 2,600,000 consulting warrants and 156,000 placement warrants and paid loan origination costs of $169,000 to the placement agent. The warrants expire October 30, 2002, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. Per the agreement, if the notes were extended, an additional 650,000 consulting warrants and 78,000 placement warrants would be issued. As of July 31, 1998, the note holders extended the notes for 60 days without additional penalty warrants in exchange for voluntary selling restrictions of the Company's stock by the Company's officers and certain shareholders over the next 18 months, without prior approval from the issuer of the note. As of November 5, 1998, the note holders extended the notes through March 31, 1999, without penalty warrants other than for 310,000 of the warrants to be issued to one of the note holders. Also, during 1998, $1,050,000 of these bridge financing notes were converted to preferred stock (See Note 6). As of March 31, 1999, the noteholders extended the notes through June 1, 1999, without additional penalty warrants.

The second bridge financing was completed on February 5, 1998. The Company issued notes payable totaling $800,000, originally due and payable on November 2, 1998, unless extended, at the option of the Company, to January 31, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 1,600,000 consulting warrants and 96,000 placement warrants and paid loan origination costs of $104,000 to the placement agent. The warrants expire February 5, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. As of November 5, 1998, the note holders extended the notes through March 31, 1999, without additional penalty warrants. As of March 31, 1999, the noteholders extended the notes through June 1, 1999, without additional penalty warrants.

A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000, originally due and payable on January 2, 1999, unless extended, at the option of the Company, to April 2, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants and paid loan origination costs of $53,300 to the placement agent. If the notes are extended, additional 205,000 consulting warrants and 24,600 placement warrants will be issued. The warrants expire April 7, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. As of March 31, 1999, the noteholders extended the notes through June 1, 1999, without additional penalty warrants.

A fourth bridge financing was completed on June 3, 1998. The Company issued notes payable totaling $359,963, due and payable on February 28, 1999, unless extended, at the option of the Company, to May 29, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 719,926 consulting warrants and 43,195 placement warrants and paid loan origination costs of $46,795 to the placement agent. If the notes are extended, an additional 179,981 consulting warrants and 21,597 placement warrants will be issued. The warrants expire June 3, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. As of March 31, 1999, the noteholders extended the notes through June 1, 1999, without additional penalty warrants.

A fifth bridge financing was completed on August 21, 1998. The Company issued notes payable totaling $287,500, due and payable on May 18, 1999, unless the notes are extended, at the option of the Company, to August 16, 1999. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A Common Stock, at the option of the Company. In connection with the notes, the Company issued 575,000 consulting warrants and 34,500 placement warrants and paid loan origination costs of $37,375 to the placement agent. If the notes are extended, an additional 143,750 consulting warrants and 17,250 placement warrants will be issued. The warrants expire August 21, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

Delisting of the Company's stock results in an event of default under the bridge financing agreements. An event of default results in all the then outstanding principal amounts and unpaid interest becoming due and payable immediately.

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

Note 6: Stockholders' Equity
----------------------------

During 1998, the Company issued a series of voting and non-voting convertible preferred stock, which raised an additional $2.9 million in equity. The Company issued 1,500 Series A shares, 900 Series B shares and 500 Series C shares at a price of $1,000 per share. Such stock was purchased by the major stockholder, a 5% holder and accredited institutional investors. The preferred stock bears interest at 10% per year. On the 7th anniversary date of the issuance of preferred stock, the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. The Company must meet certain milestones which include: (1) minimum sales of $4.5 million for first quarter 1999 and sales of $6 million per quarter thereafter and (2) quarterly cash flow from operations must be positive for each quarter beginning with the fourth quarter of 1998 and for each quarter thereafter. If a milestone failure occurs, the conversion price is the lower of the fixed conversion price or the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. The Company, at its option and 2 years from the issuance date, can redeem the stock prior to conversion at a premium of 150 percent. The stock was issued with a series of X and Y warrants, which can be exercised at $1.20 and $2.50 per share, respectively. The X warrants cannot be exercised for a minimum of 12 months and the exercisable amount increases between one year after issuance and 485 days after issuance. In connection with the 2,900 preferred shares, the Company issued 2,900 X warrants and 2,900 Y warrants. Each of the Series X Warrants entitles the holder the right to acquire 555 shares (for X Warrants issued with Series A shares) and
833.33 shares (for X Warrants issued with Series B and C shares) of the

Company's common stock (1,999,162 shares). Each of the Series Y Warrants entitles the holder the right to acquire 205 shares (for Y Warrants issued with Series A shares) and 400 shares (for Y Warrants issued with Series B and C shares) of the Company's common stock (867,500 shares). Each of the warrants has cashless exercise features that are based on various conversion amounts and terms.

The Series A preferred stock shares were placed through a placement agent.
Those shares required the Company to pay the placement agent a fee and an expense allowance totaling $195,000. In addition, the placement agent and certain officers of the placement agent were given Series X Warrants to purchase, in the aggregate, 278.33 shares of the Company's common stock for each $1,000 of Purchase Price (417,495 shares) and Series Y Warrants to purchase, in the aggregate, 102.7 shares of the Company's common stock for each $1,000 of Purchase Price (154,050 shares). The Series X Warrants are exercisable for a period of six years from the first anniversary of the date of issuance at a price per share equal to $1.20 and the Series Y Warrants are exercisable for a period of five years from the second anniversary of the date of issuance at a price per share equal to $2.50. No placement agent was used for the Series B and C shares.

The preferred stock agreements require that the Company files a registration statement by August 1, 1999, to register the preferred stock and the common stock required in relation to the warrants. The Company will be required to pay certain penalties to the holders of the preferred stock and warrants if the registration statement is not filed by August 1, 1999. The penalties increase over time until the registration statement is filed. The preferred stock agreements contain potential redemption events, which would cause the Company to have to redeem the preferred stock. The agreements state that if a redemption event occurs, the Company must pay each holder of preferred stock an amount equal to ten percent of the aggregate stated value of the shares of preferred stock then outstanding.

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


Class B Warrants
----------------

Each Class B Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $1.075. During 1998, the Company received net proceeds of $934,032 from the exercise of 779,670 B Warrants. As of December 31, 1998, 3,432,770 Class B Warrants were outstanding. An additional 257,994 warrants were exercised before expiration of the warrants resulting in proceeds to the Company of $277,344. The remaining warrants were not exercised and expired on February 12, 1999.


Class C Warrants
----------------

Each Class C Warrant is exercisable into one share of Class A Common Stock at an exercise price of $1.075 per share. During 1998, the Company received net proceeds of $330,000 from the exercise of 275,000 C Warrants. As of December 31, 1998, 375,000 Class C Warrants were outstanding. The remaining Class C Warrants expire on February 12, 1999 (50,000 Warrants) and in June 2003 (325,000 Warrants). The 50,000 Class C Warrants expiring on February 12, 1999 were not exercised and have expired.

Class F and G Warrants
----------------------

The Class F and Class G Warrants expire in June 1999 (832,674 Warrants) and in June 2004 (3,974,080 Warrants) and are exercisable at a price of $0.61 and $0.92, respectively, per share of Class A Common Stock for each Class F or Class G Warrant exercised. Subsequent to December 31, 1998, 175,396 F warrants were exercised, at $.61 per share, resulting in proceeds of $106,992.

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

In May 1997, 150,462 warrants were issued in connection with the December 1996 Regulation S Offering, as described below, at exercise prices ranging from $0.31 to $0.56 per share of Class A Common Stock for each Class I Warrant exercised. The Class I Warrants expire on January 15, 2000.


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

X and Y Warrants Issued In Connection With Preferred Stock (See Note 6)
-----------------------------------------------------------------------

The preferred stock carries a series of X and Y Warrants, which will convert at $1.20 and $2.50 per share. The X Warrants cannot be exercised for a minimum of 12 months and the exercisable amount increases between one year after issuance and 485 days after issuance. In connection with the 2,900 preferred shares, the Company issued 2,900 X Warrants and 2,900 Y Warrants. Each of the Series X Warrants entitles the holder the right to acquire 555 shares (for X Warrants issued with Series A Shares) and 833.33 shares (for X Warrants issued with Series B and C shares) of the Company's common stock (1,999,162 shares). Each of the Series Y Warrants entitles the holder the right to acquire 205 shares (for Y Warrants issued with Series A shares) and 400 shares (for Y Warrants issued with Series B and C shares) of the Company's common stock (867,500 shares). Each of the warrants has cashless exercise features that are based on various conversion amounts and terms.


X and Y Warrants to Placement Agent
-----------------------------------

The Series A preferred stock shares were placed through a placement agent. The placement agent and certain officers of the placement agent were given Series X Warrants to purchase, in the aggregate, 278.33 shares of the Company's common stock for each $1,000 of Purchase Price (417,495 shares) and Series Y Warrants to purchase, in the aggregate, 102.7 shares of the Company's common stock for each $1,000 of Purchase Price (154,050 shares). The Series X Warrants are exercisable for a period of six years from the first anniversary of the date of issuance at a price per share equal to $1.20 and the Series Y Warrants are exercisable for a period of five years from the second anniversary of the date of issuance at a price per share equal to $2.50. No placement agent was used for the Series B and C shares.

Bonus Warrants
--------------

In connection with the exercise of the B and C Warrants during 1998, the Company granted a new warrant on a one-for-one basis for each Class B and C Warrant exercised. The bonus warrants (1,054,670 at December 31, 1998) are exercisable for 2-years from the date of issuance of the warrants at an exercise price of $3.00.

Consulting and Placement Warrants
---------------------------------

In October 1997, the Company obtained bridge financing of $1.3 million (see Note
5). In connection with the financing obtained, 2,756,000 stock warrants were issued. The stock warrants expire on October 30, 2002, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount. The debt discount is being amortized over the life of the loan as interest expense.

In February 1998, the Company obtained bridge financing of $800,000 (see Note
5). In connection with the financing obtained, 1,696,000 stock warrants were issued. The stock warrants expire on February 5, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount. The debt discount is being amortized over the life of the loan as interest expense.

In April 1998, the Company obtained bridge financing of $410,000 (see Note 5). In connection with the financing obtained, 869,200 stock warrants were issued. The stock warrants expire on April 7, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount. The debt discount is being amortized over the life of the loan as interest expense.

In June 1998, the Company obtained bridge financing of $359,963 (see Note 5). In connection with the financing obtained, 763,121 stock warrants were issued. The stock warrants expire on June 3, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount. The debt discount is being amortized over the life of the loan as interest expense.

In August 1998, the Company obtained bridge financing of $287,500 (see Note 5). In connection with the financing obtained, 609,500 stock warrants were issued. The stock warrants expire on August 21, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount. The debt discount is being amortized over the life of the loan as interest expense.

Extension Warrants
------------------

In connection with the extension of the October 30, 1997 bridge financing, 310,000 extension warrants were issued. The stock warrants expire on November 5, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

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

In December 1996, the Company received $185,000 in cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 228,571 and 134,454 shares of Class A Common Stock in 1996 and 1997, respectively. Also, in 1997, $228,999 was received and 977,367 shares of Class A Common Stock were issued.

At December 31, 1998, the Company had outstanding warrants as follows:



                                                                                          Weighted
                                                              Warrants for                Average
                                                                Class A                   Exercise
                                                              Common Stock                 Price
                                                              ------------                 -----
Class B Warrants                                                3,432,770                 $1.075
Class C Warrants                                                  375,000                 $1.075
Class F Warrants                                                1,337,904                 $0.61
Class G Warrants                                                3,468,850                 $0.92
Class H Warrants                                                2,000,000                 $0.47
Class I Warrants                                                  393,340                 $0.75
Class J Warrants                                                  200,000                 $0.50
Class K Warrants                                                  150,000                 $0.75
Series X Warrants                                               1,999,162                 $1.20
Series Y Warrants                                                 867,500                 $2.50
Series X Warrants - Placement Agent                               417,495                 $1.20
Series Y Warrants - Placement Agent                               154,050                 $2.50
Bonus Warrants                                                  1,054,670                 $3.00
Consulting Warrants                                             6,254,926                 $0.375
Placement Warrants                                                318,895                 $0.375
Extension Warrants                                                310,000                 $0.375
                                                               ----------                 ------
                                                               22,734,562                 $0.91
                                                               ==========                 ======

The Company has been formally notified by Nasdaq of increased listing and maintenance standards for both the Nasdaq National and Small Cap Markets. The increased Nasdaq listing standards went into effect on February 23, 1998. The increased listing and maintenance standards include a minimum bid $1.00 common stock price and a $2 million net asset value. On March 12, 1999, the Company attended a hearing in the matter of the continued listing of the Company's stock in The Nasdaq Stock Market. The hearing was in regards to the Company being notified on October 13, 1998, that it did not meet the $1.00 minimum bid price for continued listing. The Company was given ninety days, until January 13, 1999, to regain compliance. The Company did not achieve compliance during the grace period and subsequently requested the hearing. Management of the Company believes that an additional waiver will be granted, however, no formal notification has been received. A negative decision could result in the immediate delisting of the Company's securities from The Nasdaq Small Cap Market. Should the Company's securities be delisted, the Company will not be notified of the decision until after the securities have been removed from The Nasdaq Stock Market. The minimum bid price must be above $1.00 for 10 trading days. The Company is also considering implementing a 1 for 2 or 1 for 3 reverse stock split in order to attain compliance. As of December 31, 1998, the Company's bid price per share was below $1.00. As of December 31, 1998, the Company's net asset value was $3,777,501.

If the Company is delisted, it would be required to meet the new listing standards to be listed on the Nasdaq

SmallCap Market. The standards for initial listing require, among other things, that an issuer have total assets of $4 million and capital and surplus of at least $2 million; that the minimum bid price for the listed securities be $3.00 per share; that the minimum market value of the public float (the shares held by non-insiders) be at least $2 million; and that there be at least two market makers for the issuer's securities. As mentioned above, the company is currently not in compliance with the minimum bid price requirement for continued listing and, therefore, also does not meet the minimum bid price for initial listing. Delisting of the Company's common stock renders to holders of the Company's preferred stock the right to present the preferred stock for redemption to the Company in the amount of $2.9 million and would result in the immediate reclassification of the preferred stock out of stockholders' equity, reducing the Company's net assets below the threshold of $2 million for both continued and initial listing of the stock. Delisting of the Company's stock also results in an event of default under the bridge financing agreements. An event of default results in all the then outstanding principal amounts and unpaid interests becoming due and payable immediately. It is unlikely that the Company would have the financial resources to redeem the preferred stock if the holders were to present such stock for redemption or have the ability to pay its obligations under the bridge financing agreements. Delisting would result in the Company's stock being moved to the over-the-counter bulletin board which could result in less liquidity for the holders of the Company's stock.


Note 7: Capital Lease Obligations
---------------------------------


The capital lease agreements are for machinery and equipment. Under the agreements, the Company is to make aggregate monthly payments of $3,680, including interest ranging from 7.7% to 28.51%, which expire at various times from March 1999 through August 2003. The Company has the option to purchase the property at the end of the lease term for $1.00.

The following is a schedule of future minimum-lease payments under capital leases, together with the present value of the net minimum-lease payments as of December 31, 1998:



                    1999                     $ 40,430
                    2000                       39,103
                    2001                       31,816
                    2002                       21,614
                    2003                       12,608
Total minimum-lease payments                  145,571
Less - amounts representing interest           49,386
                                            ---------
Present value of net minimum lease payments    96,185
Less - current maturities of capital leases    19,263
                                            ---------
                                             $ 76,922
                                             ========


Note 8: Stock Option Plans
--------------------------

The Company's Stock Option Plans (the 1990 Plan and the 1989 Plan) authorize the issuance of a total of 1,500,000 shares of the Company's Class A Common Stock to its directors, employees and outside consultants. The option price of the stock options awarded must be at least equal to the market value of the Class A Common Stock on the date of grant. Stock options may not be granted to an individual to the extent that in any calendar year in which options first become exercisable, the shares subject to options first exercisable in such year have a fair market value on the date of grant in excess of $100,000. Stock options may not be granted after March 2000 and May 1999 for the 1990 Plan and the 1989 Plan, respectively. No option may be outstanding for more than ten years after its grant. The purpose of the Plans is to enable the Company to encourage key employees, directors and outside consultants to contribute to the success of the Company by granting such persons incentive stock options (ISOs) and/or non-incentive stock options (nonqualified stock options). The ISOs are available for employees only. In order to provide for disinterested administration of the Plans for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, the 1990 Plan also provides that outside directors will automatically receive annual awards of nonqualified stock options.

In June 1994, stockholders of the Company approved the adoption of the Amended and Restated Stock Option Plan, which superseded and replaced the Company's 1990 Stock Option Plan. The new Plan provides for the granting of options to purchase up to 1,000,000 shares of the Company's Class A Common Stock by recipients of incentive stock options or nonqualified stock options as granted by the Company's Board of Directors. The Company's stockholders also approved the Non-Employee Director Stock Option Plan (the Director Plan). The Director Plan provides for the issuance of options to purchase up to an aggregate of 500,000 shares of the Company's Class A Common Stock to eligible outside directors of the Company. Each eligible outside director will be granted options to purchase 25,000 shares of common stock annually commencing in 1995 and each year thereafter.

Also in June 1994, stockholders of the Company approved the Chairman Stock Option Plan. The Plan provided for a grant of 500,000 shares of the Company's Class A Common Stock.

In July 1997, stockholders of the Company approved the adoption of the Advanced Environmental Recycling Technologies, Inc. 1997 Securities Plan (the 1997 Plan). The 1997 Plan provides for certain awards to be given to senior and executive management of the Company to encourage and reward superior performance. The awards can be in the form of stock options, restricted stock and other performance awards to be given. The aggregate number of Shares which may be offered pursuant to Incentive Stock Options under the 1997 Plan, shall not exceed 3,000,000, while the aggregate number of Shares which may be offered for purchase pursuant to Non-Qualified Stock Options shall not exceed 500,000 Shares. The Stock Options may not be granted with an exercise price less than the fair market value of a share on the date the option is granted, unless granted to a 10% shareholder, then the exercise price must be at least 110% of the fair market value per share on the date such option is granted. The Incentive Stock Options may not be exercised after ten years from the date the option is granted unless the option is given to a 10% shareholder, then the expiration date is five years from the date the option is granted. The options must be exercised within three months after termination of employment.

A summary of the activity in the Company's Stock Option Plans during the years ended December 31, 1998, 1997 and 1996 are as follows:

                                         1998                    1997                    1996
-----------------------------------------------------------------------------------------------------------------
                                                Weighted                Weighted               Weighted
                                                 Average                 Average                Average
                                                Exercise                Exercise               Exercise
                                    Shares       Price       Shares      Price      Shares       Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year    4,003,000   $0.66       1,329,000   $1.30       1,506,668      $1.21
Granted                             1,055,000   $0.89       3,300,000   $0.51         145,000      $0.84
Exercised                            (245,000)  $0.42               -   $   -         (12,000)     $0.66
Forfeited                            (441,500)  $1.48        (626,000)  $1.21        (310,668)     $0.70
                                    ---------   -----       ---------   -----       ---------      -----
Outstanding at end of year          4,371,500   $0.65       4,003,000   $0.66       1,329,000      $1.30

The weighted-average fair value of options granted during 1998, 1997 and 1996 was $0.53, $0.32 and $0.73, respectively. The following table summarizes information about stock options outstanding under the Company's Stock Option Plans as of December 31, 1998:

                                     Options Outstanding                        Options Exercisable
-------------------------------------------------------------------------------------------------------------------------
         Range            Number          Wtd. Avg.          Wtd Avg.          Number          Wtd Avg.
          Of            Outstanding        Remaining          Exercise        Exercisable       Exercise
    Exercise Prices     at 12/31/98      Contract Life         Price          at 12/31/98         Price
-------------------------------------------------------------------------------------------------------------------------
  $0.38 - $0.48          1,791,000        7.27 years            $0.43          1,371,000          $0.42
  $0.56 - $1.00          2,185,000        8.07 years            $0.62            725,000          $0.66
  $1.19 - $1.34            195,500        7.05 years            $1.25             95,500          $1.29
  $1.88 - $2.63            200,000         .29 years            $2.26            200,000          $2.26
-------------------------------------------------------------------------------------------------------------------------
                         4,371,500        7.34 years            $0.65          2,391,500          $0.68


SFAS No. 123, "Accounting for Stock-Based-Compensation", issued by the FASB in October 1995, encourages but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the `fair value' method of accounting set forth in the statement. The Company continues to account for its stock option plans and other stock-based compensation using the "intrinsic value" method of accounting set forth in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company's stock option plans and other stock-based compensation been determined consistent with SFAS No. 123, the Company's net loss and net loss per share of common stock would have been increased to the following pro forma amounts:

                                                                    1998            1997          1996
                                                                    ----            ----          ----
Net loss applicable to common stock               As Reported   $(3,653,070)    $(1,156,020)   $(2,897,032)
                                                  Pro Forma      (3,915,670)     (1,536,041)    (4,140,251)
Net loss per share of common stock                As Reported          (.16)           (.05)          (.15)
(Basic and Diluted)                               Pro Forma            (.17)           (.07)          (.22)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.3, 6.7 and 6.2 percent; expected lives of 10, 10 and 3 years; and expected volatility of 87.4, 88.6 and 92.7 percent. Since no dividends are expected to be paid by the Company during the expected lives of the options, a dividend yield of zero was used for purposes of computing the fair value of the options.

Note 9: Leases
--------------

At December 31, 1998, the Company was obligated under a non-cancelable lease with a principal stockholder for land and a building where a production facility is located. This lease has an expiration date of April 30, 2001 and rental payments of $1,519 per month. In 1997, the Company entered into a non-cancelable sublease for a production facility which expires August 31, 2002.
The sublease contains an option to purchase the facility for $1.8 million, exercisable at any time during the sublease and a renewal option to lease the property for an additional five years at an increased rate. At December 31, 1998, the Company was obligated under various operating leases covering certain equipment. Rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was $432,356, $273,265 and $200,652, respectively. Future minimum lease payments required under operating leases are as follows:


       1999                                           $  285.318
       2000                                              284,781
       2001                                              260,133
       2002                                              154,573
       2003                                                1,958
                                                      ----------
     Total minimum payments required                  $  986,763
                                                      ==========

Note 10: Income Taxes
---------------------

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has generated book and tax losses for the period and since inception.

As of December 31, 1998, the Company had net operating loss carryforwards of approximately $24.7 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2004 through 2012 if not utilized. For federal income tax purposes, the Company deferred for future amortization start-up costs in the amount of $9.4 million. Such costs, which have been expensed for financial reporting purposes, are being amortized for tax purposes over five years.

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:



                                                      December 31,         December 31,         December 31,
                                                          1998                 1997                 1996
                                                          ----                 ----                 ----
Deferred tax assets-
  Deferred start-up costs                                       -         $   605,000           $ 1,540,000
 Net operating loss carryforwards                     $ 7,311,702           6,355,000             4,885,000
 Valuation allowance                                   (7,155,941)         (6,247,000)           (5,845,000)
                                                      -----------         -----------           -----------
     Total deferred tax assets                            155,761             713,000               580,000
Deferred tax liability-
  Depreciation                                            155,761             713,000               580,000
                                                      -----------         -----------           -----------
     Net deferred tax                                 $         -         $         -           $        -
                                                      ===========         ===========           ===========

As the Company has generated net operating losses since its inception and there is no assurance of future income, a valuation allowance of $7,155,941 has been established at December 31, 1998 to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such valuation allowance in the future.

Note 11: Significant Customers
------------------------------

During the year ended December 31, 1998, the Company had sales of approximately $4.4 million to a single customer, which represented 34% of total sales. Sales to this customer for the years ended December 31, 1997 and 1996 were approximately $2.8 million (35%) and $2.2 million (32%), respectively. Additionally, the Company had sales of approximately $3.1 million to another customer, which represents 24% of total sales for the year ended December 31, 1998. Sales to this customer in 1997 and 1996 were approximately $1.8 million (23%) and $1.9 million (28%), respectively.

Note 12: Commitments and Contingencies
--------------------------------------

In June 1992, Mobil Oil Corporation (Mobil) commenced an action against the Company in the United States District Court for the District of Delaware entitled Mobil Oil Corporation v. Advanced Environmental Recycling Technologies,
         -----------------------------------------------------------------------
Inc.  In its complaint, Mobil sought entry of a declaratory judgment that:  (a)
----
AERT is without right or authority to threaten suit against Mobil or its customers for alleged infringement of AERT patents; (b) the AERT patents are invalid and unenforceable, and (c) Mobil has not infringed the AERT patents through any products or method. Mobil seeks no monetary damages in this suit, but does seek reimbursement of its attorneys' fees.

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

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorney's Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against

Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed by the Delaware Court. The Company has not recorded any liability related to such litigation at December 31, 1998. Mobil Oil Corporation divested its composites business in 1996 and no longer directly competes with the Company.

In June 1998, the Company received a formal notice of allowance from the United States Patent and Trademark Office concerning a related product by process patent application, which has been pending throughout the litigation. This is an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

Note 13: Other Litigation
-------------------------

The Company is currently involved in litigation in North Carolina involving payment for equipment in its paint facility. The issue involves a dispute over a final $70,000 payment for equipment, which has yet to operate effectively. The Company intends to counter-claim and ask that the manufacturer refund its money or make the equipment function properly. The Company is also a defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believes this action is without merit and has filed a motion to dismiss this suit for lack of jurisdiction. The Company is also involved in an action whereby it is the plaintiff seeking to recover approximately $200,000 for merchandise sold for which it was not paid. This action is currently pending.

Note 14: New Accounting Pronouncement
-------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company has determined that the adoption of this statement will have no effect on its financial statements.


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

In connection with the December 1996 fire, the Company recorded an extraordinary loss at December 31, 1996, of $130,368 and a receivable from the insurance company in the amount of $1,001,657, which represented the difference between the net book value of equipment lost in the December fire which the Company expected to be reimbursed for by insurance proceeds. During 1997, the Company recognized an extraordinary gain of $757,644 from the insurance proceeds received relating to the fire at the Rogers facility.