Form 10-Q
period 1999-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1999-05-05
CIK 849706

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                    Of The Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1999
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

YES: X     NO:

As of March 31, 1999, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 22,725,384 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                FORM 10-Q INDEX

                        PART I - FINANCIAL INFORMATION


                                                                                PAGE
ITEM 1    Financial Statements

          Balance Sheets, March 31, 1999 (Unaudited)
          and December 31, 1998                                                 1-2

          Statements of Operations (Unaudited),
          Three months ended March 31, 1999 and 1998                            3

          Statements of Cash Flows (Unaudited),
          Three months ended March 31, 1999 and 1998                            4

          Notes to Financial Statements                                         5-16

          Review Report of Arthur Andersen LLP,
          Independent Public Accountants                                        17

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                   18-25

                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                                     25-27

          Signatures                                                            28

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                    ASSETS
                                    ------


                                                                     March 31, 1999           December 31,
                                                                      (unaudited)                1998
                                                                      -----------                ----
Current assets:
  Cash and cash equivalents                                          $     141,164          $     614,494
  Trade receivables, net of allowance of $38,800
   (1999) and $20,000 (1998)                                             1,549,507                712,894
  Inventories                                                              878,104                846,571
                                                                            21,546                 89,266
  Prepaid expenses and other                                         -------------          -------------
                                                                         2,590,321              2,263,225
   Total current assets                                              -------------          -------------



Buildings and equipment:
 Buildings and leasehold improvements                                      967,463              1,041,035
 Machinery and equipment                                                12,365,156             10,937,425
 Transportation equipment                                                  126,997                108,355
 Office equipment                                                          166,094                159,295
 Construction in progress                                                1,290,354              1,502,520
                                                                     -------------          -------------
                                                                        14,916,064             13,748,630
Less accumulated depreciation
  and amortization                                                       5,918,616              5,452,638
                                                                     -------------          -------------
Net buildings and equipment                                              8,997,448              8,295,992

Other assets, at cost less
  accumulated amortization of $278,731 (1999)
  and $271,570 (1998)                                                      391,544                382,710
                                                                     -------------          -------------
Total assets                                                         $  11,979,313          $  10,941,927
                                                                     =============          =============

The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                             March 31, 1999            December 31,
                                                                              (unaudited)                  1998
                                                                              ----------                   ----
Current liabilities:
  Accounts payable - trade                                                    $  3,243,960            $  2,606,034
  Accounts payable - related parties                                             1,035,574                 895,170
Current maturities of long-term debt:
  Related parties                                                                  664,359                 648,425
  Other                                                                            166,461                 199,873
Current maturities of capital lease obligations                                     19,186                  19,263
Accrued liabilities                                                                426,944                 435,070
Notes payable, net of debt discount
  of $10,000 (1999) and $45,255 (1998)                                           1,992,848               2,085,325
                                                                              ------------            ------------
   Total current liabilities                                                     7,549,332               6,889,160
                                                                              ------------            ------------

Long-term debt, less current maturities:
  Related parties                                                                        -                  97,707
  Other                                                                             26,156                  52,747
                                                                              ------------            ------------
   Total long-term debt                                                             26,156                 150,454
                                                                              ------------            ------------

Capital lease obligation                                                            71,663                  76,922
                                                                              ------------            ------------
Accrued dividends payable on convertible
                                                                                   119,397                  47,890
  preferred stock                                                             ------------            ------------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Convertible preferred stock, $1 par value;
   5,000,000 shares authorized; 2,900 shares issued
   and outstanding                                                                   2,900                   2,900
  Class A common stock, $.01 par value;
   50,000,000 shares authorized; 22,725,384 (1999)
   and 22,245,639 (1998) shares issued and outstanding                             227,254                 222,456
  Class B convertible common stock, $.01 par
   value; 7,500,000 shares authorized;
   1,465,530 shares issued and outstanding                                          14,655                  14,655
Additional paid-in capital                                                      27,407,654              26,984,318
Accumulated deficit                                                            (23,439,698)            (23,446,828)
                                                                              ------------            ------------
   Total stockholders' equity                                                    4,212,765               3,777,501
                                                                              ------------            ------------

Total liabilities and stockholders' equity                                    $ 11,979,313            $ 10,941,927
                                                                              ============            ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three months ended
                                                                       March 31,
                                                                       ---------
                                                            1999                      1998
                                                            -----                     ----
Sales                                                   $ 4,534,274               $ 2,507,300

Cost of goods sold                                        3,624,742                 2,222,490
                                                        -----------               -----------

Gross margin                                                909,532                   284,810

Selling and administrative costs                            714,848                   645,184
                                                        -----------               -----------

Operating income (loss)                                     194,684                  (360,374)
                                                        -----------               -----------

Interest expense, net                                      (116,047)                 (158,567)
                                                        -----------               -----------

Income (loss) before dividends on                            78,637                  (518,941)
 convertible preferred stock

Accrued dividends on convertible
 preferred stock                                            (71,507)                        -
                                                        -----------               -----------

Net income (loss) applicable to
 common stock                                           $     7,130               $  (518,941)
                                                        ===========               ===========

Net income (loss) per share of
 common stock (basic and diluted)                       $       .00                     $(.02)
                                                        ===========               ===========

Weighted average number of common
 shares outstanding-Basic                                23,825,255                21,995,434
                                                        ===========               ===========

Weighted average number of common
 shares outstanding-Diluted                              30,971,348                21,995,434
                                                        ===========               ===========

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three months         Three months
                                                                                      ended               ended
                                                                                 March 31, 1999       March 31, 1998
                                                                                 --------------       --------------
 Cash flows from operating activities:
  Net income (loss) applicable to common stock                                    $     7,130         $  (518,941)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Depreciation and amortization                                                       465,978             272,993
  Amortization of other assets                                                         43,307              87,908
  Amortization of debt discount                                                        35,255              80,911
  Dividends accrued on convertible preferred stock                                     71,507                   -
  Interest paid through issuance of Class A
   common stock                                                                        43,800              39,867
  Provision for doubtful accounts                                                      18,800                   -
  Loss on disposition of equipment                                                          -               1,964
  (Increase) decrease in other assets                                                 (15,995)              2,417
  Changes in current assets & current liabilities                                     (85,168)            204,190
                                                                                  -----------         -----------
 Net cash provided by operating activities                                            584,614             171,309
                                                                                  -----------         -----------

 Cash flows from investing activities:
  Additions to buildings and equipment                                             (1,167,434)         (1,097,181)
  Insurance recoveries, net of fire related expenses                                        -               4,722
                                                                                  -----------         -----------
 Net cash used in investing activities                                             (1,167,434)         (1,092,459)
                                                                                  -----------         -----------

 Cash flows from financing activities:
  Prepaid stock subscriptions                                                               -              53,750
  Proceeds from issuance of notes                                                           -             885,000
  Payments on notes                                                                  (269,508)           (101,381)
  Payments on capital lease obligations                                                (5,335)                  -
  Proceeds from exercise of stock options and  warrants, net                          384,333              63,750
                                                                                  -----------         -----------
 Net cash provided by financing activities                                            109,490             901,119
                                                                                  -----------         -----------

 Decrease in cash and cash equivalents                                               (473,330)            (20,031)
 Cash and cash equivalents:
 Beginning of period                                                                  614,494              45,428
                                                                                  -----------         -----------
 End of period                                                                    $   141,164         $    25,397
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

Note 2: Description of the Company
----------------------------------

The Company manufacturers a line of composite building materials from reclaimed plastic and wood fiber waste for certain specialized applications in the construction industry. The Company markets this material as a substitute for wood and plastic filler materials for standard door components, windowsills, industrial flooring and decking. The Company is comprised of two manufacturing facilities located in Junction, Texas and Springdale, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers, industrial flooring companies and Weyerhaeuser, the Company's primary decking customer.

Note 3: Future Operations
-------------------------

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Up until and through December 31, 1998, the Company had incurred operating losses in each year since its inception and through that date had never operated at successful manufacturing levels over an extended period. The losses were primarily caused by problems in maintaining significant production volumes of products and in producing products at economically feasible operating cost levels. There is no assurance that the Company will be able to improve its manufacturing process and operating costs to the extent necessary to reach successful operating levels. Furthermore, the Company is subject to delisting of its common stock from Nasdaq, which would cause $2.9 million of preferred stock to be reclassified to a current liability because delisting of the Company's stock renders to the holders of the Company's preferred stock the right to present the preferred stock for redemption to the Company. At March 31, 1999, the Company had a working capital deficit of $4,959,011.

In the past few years the Company has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. As of March 31, 1999, approximately $3.16 million had been initially borrowed in a series of bridge loans, and the Company had converted and or repaid approximately $1,050,000 of said amount as of November 10, 1998, through a placement of preferred stock. The Company paid down an additional $104,615 as of March 31, 1999 and an additional $95,385 in April 1999, in lieu of any penalty warrants. The bridge note holders have extended the remaining $1.9 million until May 18, 1999 ($287,500) and June 1, 1999 ($1,619,963). There is no commitment for such shareholders to continue such support or for the bridge holders to restructure their remaining notes.

The Company also has claims in litigation outstanding against it as described in
Note 6.  The outcome of the litigation is still uncertain.   Further, if the
litigated claims discussed in Note 6 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully continue to improve efficiencies and mass produce and market its products at economically feasible levels, while sustaining positive cash flows and increasing profitability.

During 1998, the Company issued a series of voting and non-voting, convertible preferred stock, which raised an additional $2.9 million in equity.

The preferred stock agreements require that the Company files a registration statement by June 1, 1999, to register the preferred stock and the common stock required in relation to the warrants. The Company will be required to pay certain penalties to the holders of the preferred stock and warrants if the registration statement is not filed by June 1, 1999 and/or effective by August 1, 1999. The penalties increase over time until the registration statement is filed and/or effective. The preferred stock agreements contain potential redemption events, which would cause the Company to have to redeem the preferred stock. The agreements state that if a redemption event occurs, the Company must pay each holder of preferred stock an amount equal to ten percent of the aggregate stated value of the shares of preferred stock then outstanding.

The Company has also received an increase on its factor agreement from its major shareholder up to $2 million. The Company is currently pursuing an $18,000,000 bond-financing package through the City of Springdale, Arkansas, in conjunction with the Arkansas Development Finance Authority for acquisition and further expansion of the Arkansas facility. The financing package was recently approved by the City Council of Springdale, Arkansas. Bond proceeds of $10.4 million are dedicated to be used to expand output capacity. The expansion will involve the Company acquiring approximately 18 acres adjacent to the existing Springdale facility, construction of a three building campus and installation of additional manufacturing lines and other equipment. Bond proceeds of $1,750,000 must also be used to acquire the existing Springdale plant, which is currently leased. Bond proceeds are also allocated to be used to refinance up to $2,000,000 of bridge financing. The remaining proceeds would be used for a debt service reserve fund, one year of construction period interest and financing costs. The Company is working to finalize and close this bond-financing package during the first half of 1999. There is no assurance that the Company will be successful in its efforts to complete the above described bond-financing in a timely manner. The Company does not intend to further expand and continue construction beyond the third extrusion line in Springdale without the successful completion of the pending bond-financing.

The Company began implementing a production plan in 1998, which was designed to focus and streamline production at two plants and increase sales to levels sufficient to support operations. Although completion of the initial production plan is nearing completion once the third Springdale extrusion line becomes operational, it may require additional debt or equity financing beyond those resources currently available to the Company to finish this phase. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due late in 1999, if the pending $18 million bond issue is not successfully completed in a timely manner. The Company is working on a contingency plan that would allow refinancing and paying down its construction payables if this happens. This includes increasing production, sales and margins through better utilization of existing assets (i.e., streamlining production) in conjunction with start-up of the additional extrusion line in Springdale. The Company expects this line to increase cash flows and sales. Thus, the Company believes successful completion of its plan combined with increased production capacity will allow it to attain its financial objectives, reduce payables and eliminate its negative working capital during 1999. There is no assurance that the Company will be able to further improve operating efficiencies and attain its desired profitability level. The Company believes it has sufficient capital resources to complete its current production plan during the second quarter of 1999. The Company also believes it can restructure debt and other obligations as they become due in 1999, if necessary, although the terms may be more expensive.

There is no assurance that the Company will be able to successfully complete the above mentioned refinancing plan or continue to improve and sustain operating efficiencies beyond current levels. There is no assurance that the Company will be successful in securing sufficient capital resources to support the Company until such time as the Company is able to generate positive cash flow sufficient to support its operations for a sustained period of time, reduce its current payables and fund maturities of debt and other obligations as they become due.

Note 4: Statements of Cash Flows
--------------------------------

In order to determine net cash provided by operating activities, net income
(loss) has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt, capital lease obligations and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                     Three months      Three months
                                        ended             ended
                                    March 31, 1999    March 31, 1999
                                     (unaudited)       (unaudited)
                                     -----------       -----------
       Receivables                    $(855,413)        $(267,128)
       Note receivable                        -            14,000
       Inventories                      (31,533)           41,831
       Prepaid expenses and other        31,574           (66,944)
       Accounts payable -
        trade & related parties         778,330           427,196
       Accrued liabilities               (8,126)           55,235
                                     -----------       -----------

                                      $ (85,168)        $ 204,190
                                     ===========       ===========

       Cash paid for interest         $  40,800         $  22,291
       Cash paid for taxes                    -                 -

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Note 5: Significant Accounting Policies
---------------------------------------

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                        March 31, 1999      December 31,
                                          (unaudited)          1998
                                          -----------          ----
Raw materials                               $427,244         $486,068
Work in process                              386,127          263,573
Finished goods                                64,733           96,930
                                          -----------       ----------
                                            $878,104         $846,571
                                          ===========       ==========

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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of March 31, 1999 and December 31, 1998. Such assessment required the Company to make certain estimates of future production volumes, costs, future sales volumes and prices, which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance subsequent to the completion of its production plan will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Springdale and Junction manufacturing facilities, which was $8,997,448 at March 31, 1999.

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

In February 1994, after a trial on the patent issues, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. The jury also determined that Mobil had not infringed two of the four patents, which AERT had asserted against Mobil. The jury verdict answered a number of interrogatories on the factual issues and rendered advisory findings for the Court on Mobil's allegation that AERT had obtained its patents by inequitable conduct. Thereafter, the Judge adopted the jury's advisory findings on inequitable conduct and held that each of the four AERT patents were unenforceable for failure to disclose certain alleged prior art to the patent office during patent prosecution.

In March 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence, which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the

Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 Motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorney's Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed, or if ever, by the Delaware Court. The Company has not recorded any liability related to such litigation at March 31, 1999. Mobil Oil divested its composites business in 1996 and no longer directly competes with the Company.

In June 1998, the Company received a formal notice of allowance from the United States Patent and Trademark Office concerning a related product by process patent application, which had been pending throughout the litigation. This is an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

Note 7: NASDAQ Listing Requirements
-----------------------------------

The Company's Class A Common Stock is traded in the over-the-counter market and is listed on The Nasdaq Stock Market(R) under the symbol AERTA. The Company's Class B warrants AERTZ are no longer listed. In order to remain listed on Nasdaq, the Company is required to meet certain criteria (maintenance standards) established by Nasdaq. One such maintenance standard is a minimum bid price of $1.00 per share. The Company has been formally notified by Nasdaq of increased listing and maintenance standards for both the Nasdaq National and Small Cap Markets. The increased Nasdaq listing standards went into effect on February 23, 1998. The increased listing and maintenance standards include a minimum bid $1.00 common stock price and a $2 million net asset value. On October 13, 1998, the Company was notified that it did not meet the $1.00 minimum bid price for continued listing. The Company was given ninety days, until January 13, 1999, to regain compliance. The Company did not achieve compliance during the grace period and subsequently requested a hearing. On March 12, 1999, the Company attended a hearing in the matter of the continued listing of the Company's stock in The Nasdaq Stock Market, presented its plan to regain compliance, and requested additional time to comply. On April 19, 1999, after the review of the Company's 10-K, the Company was asked by Nasdaq to provide additional information on its plans. The Company must respond by May 4, 1999 and has requested another meeting in order to present its plans regarding how the Company believes it can satisfy and maintain the increased Nasdaq listing requirements. A negative decision could result in the immediate delisting of the Company's securities from The Nasdaq Small Cap Market. Should the Company's securities be delisted, the Company will not be notified of the decision until after the securities have been removed from The Nasdaq Stock Market. The Company has a right to appeal the decision, should that occur, although there can be no assurance that an appeal would be successful. The minimum bid price must be above $1.00 for 10 trading days. The Company is also considering implementing a 1 for 2 or 1 for 3 reverse stock split in order to attain compliance. As of March 31, 1999, the Company's bid price per share was below $1.00. As of March 31, 1999, the Company's net asset value was $4.2 million. The Company has initially implemented and is currently finalizing initial phases of its production plan to increase profitability and further expand its business, as well as to maintain its minimum Nasdaq listing.

If the Company is delisted, it would be required to meet the new listing standards to be listed on The Nasdaq SmallCap Market. The standards for initial listing require, among other things, that an issuer have total assets of $4 million and capital and surplus of at least $2 million; that the minimum bid price for the listed securities be $3.00 per share; that the minimum market value of the public float (the shares held by non-insiders) be at least $2 million; and that there be at least two market makers for the issuer's securities. As mentioned above, the Company is currently not in compliance with the minimum bid price requirement for continued listing and, therefore, also does not meet the minimum bid price for initial listing. Delisting of the Company's common stock renders to holders of the Company's preferred stock the right to present the preferred stock for redemption to the Company in the amount of $2.9 million and would result in the immediate reclassification of the preferred stock out of stockholders' equity, reducing the Company's net assets below the threshold of $2 million for both continued and initial listing of the stock. A preferred stock redemption would result in a $2.9 million decrease in the Company's net assets. Delisting of the Company's stock also results in an event of default under the bridge financing agreements. An event of default results in all the then outstanding principal amounts and unpaid interests becoming due and payable immediately. It is unlikely that the Company would have the financial resources to redeem the preferred stock if the holders were to present such stock for redemption or have the ability to pay its obligations under the bridge financing agreements. Delisting would result in the Company's stock being moved to the over-the-counter bulletin board, which could result in less liquidity for the holders of the Company's stock.

Note 8: Other Litigation
------------------------

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

Note 9: Bond Financing
----------------------

If the Company completes the bond financing it will incur associated fees of approximately $1,080,000 and the underwriter will be entitled to 300,000 shares of Class A Common Stock at $.01 per share under terms of the financing agreement. The underwriter will then also have a right of first refusal for any future tax-exempt bond financings for up to 5 years.

Note 10: Earnings Per Share
---------------------------

                                                                   March 31,              March 31,
                                                                     1999                   1998
                                                                     ----                   ----
Net income (loss) (A)                                             $     7,130            $  (518,941)
                                                                  ===========            ===========

Assumed exercise of stock options
 and warrants                                                      16,625,475                      -
Application of assumed proceeds
 ($9,119,165) toward repurchase of
 stock at an average market price of
 $0.962 per share                                                  (9,479,382)                     -
                                                                  -----------            -----------

Net additional shares issuable                                      7,146,093                      -
                                                                  ===========            ===========

Adjustment of shares outstanding:
 Weighted average common shares outstanding                        23,825,255             21,995,434
 Net additional shares issuable                                     7,146,093                      -
                                                                  -----------            -----------
 Adjusted shares outstanding (B)                                   30,971,348             21,995,434
                                                                  ===========            ===========
Net income (loss) per common share (A) divided by (B)
                                                                  $       .00            $      (.02)
                                                                  ===========            ===========

The Company has additional options and warrants that were not included in the calculation of diluted earnings per share (EPS). Those options (2,125,500) and warrants (8,603,081) are either antidilutive and/or not exercisable at March 31, 1999. The Company's preferred stock is automatically convertible into shares of common stock on the 7th anniversary date of the issuance of the preferred stock. The conversion price is equal to the lower of the average of the closing bid prices for the common stock for the five trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. At the current fixed conversion price of $1.20, conversion of the Company's preferred stock would result in the issuance of 2,416,667 shares of the Company's common stock. The preferred stock, at March 31, 1999, is antidilutive and is, therefore, not included in the calculation of Diluted EPS. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

SFAS No. 128, "Earnings Per Share" requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations for the quarter ended March 31, 1998. Therefore, Basic EPS and Diluted EPS are computed in the same manner for the quarter ended March 31, 1998.

                              ARTHUR ANDERSEN LLP




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of March 31, 1999, and the related statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
April 27, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC., (AERT or the Company) has commercialized and manufactures a growing line of low-maintenance composite building materials which are increasingly sold into several significant segments of the $190 billion plus U. S. Homebuilding Industry. AERT is a unique customer driven entity, which utilizes low cost waste materials such as recycled polyethylene plastics and waste wood fibers as its primary raw material sources, to produce several value added products, which favorably compete in the national door and window, industrial flooring and residential decking markets. The products are marketed under the trade names MoistureShield(R), LifeCycle(TM), ChoiceDek(TM) and DreamWorks(TM) and exhibit superior moisture-resistance and dimensional stability and when compared to traditional wood products. AERT products do not require toxic chemical or preservative treatments and have been extensively tested.

The Company's impressive and growing customer base includes such national brands as Therma Tru Doors, Peach Tree Doors and Windows, Crestline and Vetter Windows, Carolina Builders and Weyerhaeuser BMD. Since inception (1988) to March 31, 1999, AERT has sold in excess of $43.8 million of composite building materials into the U. S. market. A second manufacturing plant is currently coming up to speed, which has resulted in record quarterly sales of $4.53 million and posting the Company's first profitable quarter. With a pending $18 million Arkansas Industrial Development Revenue Bond financing nearing completion, AERT is positioned to meet the ever increasing needs of the marketplace for low-maintenance building materials.

With profitability at hand in addition to completion of its second composite manufacturing facility; the Company is now positively positioned to further expand with the upcoming additions of a second plastic recycling facility and a third composite manufacturing facility over the next 18 months. This additional recycling and manufacturing capacity consisting of four additional extrusion lines is designed to further increase production and sales over the next 18 months to the $75 million annualized level and yield increased net income once completed.

Results of Operations
---------------------

Quarter ended March 31, 1999 compared to quarter ended March 31, 1998
---------------------------------------------------------------------

The Company's production plan implemented during 1998 began to yield results and substantially increased production during the quarter and resulted in an all-time quarterly net sales record of $4.53 million for the quarter ended March 31, 1999.

Based upon strong customers demands and purchase commitments the Company initiated a production plan during 1998 designed to 1) increase overall production capacity; 2) focus and dedicate plant and line production to specific product lines; 3) reduce changeovers and eliminate line downtime; 4) streamline product manufacturing for improved efficiencies of scale and lower production costs; and 5) increase gross margins and attain respectable profitability. The benefits of this plan, although not yet fully implemented and operational as of March 31, 1999, yielded significant operations improvement during the first quarter and resulted in a small overall profit for the Company.

Sales increased for ChoiceDek(TM) decking products from $713,924 for the quarter ended March 31, 1998 to $2,114,088 for the quarter ended March 31, 1999. MoistureShield(R) industrial component sales increased from $1,793,376 for the quarter ended March 31, 1998 to $2,420,186 in the comparable period in 1999. This represented a $2,026,974 increase overall and yielded the first operating profit in the history of the Company. This was also accomplished with construction still ongoing and not yet completed at the Springdale plant.

The Company believes that as additional ChoiceDek(TM) and decking production increases in Texas and as the MoistureShield(R) production switch to Arkansas is completed during the second quarter 1999, sales for both product lines will continue to increase, gross margins will continue to improve and positive cash flows and profitability will further improve during subsequent quarters.

Cost of goods sold was $3,624,742 for the quarter ended March 31, 1999 vs. $2,222,490 for the comparable period in 1998. Gross margin increased to a positive $909,532 in 1999 vs. a positive $284,810 for 1998, a $624,722 improvement. The overall gross margin as a percent of sales increased significantly in 1999 vs. 1998.

Gross margin improved to a positive 20% of net sales for the first quarter of 1999. Thus, the Company reported an operating income of $194,684 for 1999 vs. a ($360,374) operating loss for the first quarter of 1998, an improvement of $555,058. Income before dividends on convertible preferred stock for the quarter was $78,637 or $.00 per share vs. a net loss of ($518,941) or ($.02) per share for the comparable period in 1998, which was a significant milestone and turning point for the Company. Accrued dividends for preferred stock totaled $71,507 for the quarter. This reduced the net income to $7,130 for the quarter. Interest expense for the quarter ended March 31, 1999, was $116,047 compared to $158,567 for the comparable period in 1998. The decreased interest expense was attributable to a reduction in debt discount amortization related to the bridge financing.

The Company expanded its Springdale plant in 1998 with $3.1 million in short-term debt and intends to restructure the remaining $1.9 million debt, plus purchase its existing manufacturing facility for $1.75 million (assuming successful completion of the pending bond financing) during the second quarter of 1999. This is intended to reduce the current interest expenses associated with the bridge notes in conjunction with reducing monthly lease payments by purchasing the existing Springdale facility over a longer term. The Company believes completion of these transactions will greatly reduce its current working capital deficit in subsequent periods while continuing to increase and improve gross margins in order to further increase positive cash flows and profitability from operations.

The net sales of $4.53 million for the quarter ended March 31, 1999, represented a significant increase over the first quarter of 1998, up $2 million or 81% and affirms that the Company continues to have strong customer demand for its products and that the Company's plan in regard to the addition of the Springdale plant is beginning to demonstrate overall increased production, margins, positive cash flows and overall profitability.

Cost of goods sold was $3,624,742 for the first quarter of 1999 compared to $2,222,490 for the first quarter of 1998. Overall cost of goods as a percentage of sales decreased. Increases were experienced in all major expense categories due to increased production volumes and operating costs associated with the second plant. Payroll costs and depreciation increased due to the start-up of the new plant in Springdale, Arkansas. Material costs increased primarily due to increased production and sales volumes and some increased raw materials costs.

The overall cost of goods sold to sales ratio decreased from 1998 due to increased emphasis on production efficiencies, cost controls and execution of the production plan.

Significant categories are as follows:

     Expense Category                                        1999                    1998
     ----------------                                        ----                    ----
     Payroll and payroll taxes                           $ 1,262,921           $    771,215
     Depreciation                                            465,978                270,021
     Direct material costs                                 1,011,247                483,854
     Other                                                   884,596                697,400
                                                         -----------           ------------
     Total                                               $ 3,624,742           $  2,222,490
                                                         ===========           ============

Selling, general and administrative expenses were $714,848 compared to $645,184 for the first quarter of 1998. Although sales increased approximately $2,026,974 or 81%, SG&A expenses rose only 11% or $69,664 in the quarter ended March 31, 1999 over 1998. Most of the increase was attributable to increased sales commission and factoring costs, which were a direct result of the increased sales levels of $4.53 million for the quarter.

Operating income for the quarter ended March 31, 1999, was $194,684, a significant change from the ($360,374) loss reported for the comparable period in 1998. Net income (basic and diluted) per weighted average common share outstanding was $.00 for the quarter ended March 31, 1999. This compares to a net loss (basic and diluted) per weighted average common share outstanding of ($.02) for the quarter ended March 31, 1998. The Company is currently refining the production plan which Management implemented last year to provide for better operating efficiencies and streamlining and increasing the production of the original facility. As part of the production plan, the Company added a second composite facility in conjunction with rebuilding its internal plastic reclamation capabilities. The plastic reclamation facility allows the Company to internally produce a large portion of its recycled plastic feed stocks. The plan included increasing production capacity, streamlining production runs and reducing line change overs, additional automation and process control of the production processes, improving plastic raw material sourcing, obtaining lower raw material costs, and increasing security. The Company believes it can finish and successfully complete the initial production plan, including the addition of the third extrusion line at the Springdale facility by the end of the second quarter of 1999. Management currently believes the Company is in a sustainable positive cash flow position from operations and should continue to improve during subsequent periods.

The Company's operations remain subject to numerous risks associated with the continued establishment of its business, including lack of financing sources and competition from numerous large, well-established and well-capitalized competitors who manufacture products for the same applications. In addition, the Company has in the past and may again in the future, encounter unanticipated problems, including manufacturing, distribution, and marketing difficulties, construction delays and/or construction cost overruns, some of which may be beyond the Company's financial and technical abilities to resolve. The occurrence of or failure to adequately address such difficulties could have a material adverse effect on the Company's prospects, including its ability to achieve further anticipated efficiencies and manufacturing sales levels.

Liquidity and Capital Resources
-------------------------------

At March 31, 1999, the Company had a working capital deficit of $4,959,011 compared to a working capital deficit of $4,625,935 at December 31, 1998. The deficit is mainly attributable to the Company's expansion and construction program of the Springdale facility with short-term debt in addition to ongoing work underway to finish installation of extrusion lines and complete the initial phases of its Springdale plant. The Company increased production utilizing short-term financing in order to maintain its diversified customer base and increase its production and manufacturing capabilities above the $30 million annualized sales levels for the 1999 summer building and construction season. The Company expended approximately $3.7 million in construction and plant expansion costs during 1998. The Company expended an additional $1.1 million during the first quarter of 1999. This was intended to substantially complete the new Springdale facility and add additional extrusion and moulding capacity. Construction delays occurred resulting in delayed production and revenues during the third and fourth quarters of 1998. The initial construction was financed in part by short-term bridge loans of $3.1 million of which approximately $1.2 million had been repaid or converted to preferred stock by March 31, 1999. In addition, the Company received $1.54 million from the voluntary B and C Warrant exercises and $2.9 million from the issuance of preferred stock to close associates of the Company. Of said preferred stock issuance, $1,050,000 of the initial bridge loan was converted or paid down with the remaining balances extended until May 18, 1999 ($287,500) and until June 1, 1999 ($1,619,963). The
Board of Directors allowed a voluntary warrant conversion period until February 12, 1999, at which time 3,224,776 B and C Warrants were allowed to expire. The Company has also purchased a key-man life insurance policy for $4 million on Joe
G. Brooks during this interim
construction period and intends to maintain it until the corporate refinancing is complete.

Cash and cash equivalents decreased to $473,330 in the first three months of 1999. Significant components of that decrease were: (i) cash provided by operating activities of $584,614, which consisted of a net income for the period of $7,130, increased by depreciation and amortization of $465,978, and other sources of cash of $111,506 (ii) cash used in investing activities of $1,167,434, and (iii) cash provided by financing activities of $109,490, which consisted of proceeds from the exercise of warrants of $384,333 and payments on notes and capital lease obligations of $274,843. At March 31, 1999, the Company had notes payable in the amount of $2,849,824, of which $2,823,688 were current notes payable or current portion of long-term debt.

The Company received a formal inducement resolution from the City Council of Springdale, Arkansas for the issuance of up to $15 million in tax exempt industrial revenue waste minimization and recycling bonds in early November 1998. No tax-exempt allocation became available during the end of 1998, so the project rolled into 1999 and the Springdale City Council enacted the formal bond ordinance in March 1999. With the support and approval of its bond underwriter, and in order to positively address its customers increasing purchasing requirements; the Company commenced a plan aimed at both refinancing a portion of its existing Springdale facility, in addition to financing additional production and manufacturing expansion from bond proceeds. In addition, the Company was able to secure the support and assistance of several of its major contractors to commence construction with payments to be received out of proceeds. During November and December 1998, approximately $669,000 was expended towards the expansion program and during the three months ended March 31, 1999, an additional $1.1 million was expended on Springdale facility construction. With the addition of two additional operating production lines at the Springdale facility, in addition to the one that operated for 8 months in 1998, the Company believes it can significantly increase profitability and cash flows from operations during subsequent quarters. Based upon this, and upon increased extrusion operating efficiencies and throughputs, which are currently meeting management's original expectations; the Company believes that sufficient sales and earnings capacity is in place to reduce payables and restructure debt conventionally if the bond issue were to be delayed. This would require refinancing the remaining $1.9 million in bridge notes along with approximately $2.0 million in construction payables as of March 31, 1999.

Therefore, management is currently working to successfully finalize this bond offering currently estimated at $15 million tax-exempt and $3 million taxable. Of said $18 million, $1.75 million is to be used to purchase the existing 10 acre and 103,000 sq. ft. site, $2 million to refinance existing equipment and repay the remaining bridge notes and $1.78 million for current construction in progress. In addition, of said bond proceeds $1,270,150 has been allocated for acquisition of an additional 18.6 acres plus site improvements, $2,802,450 for additional plastic recycling equipment and capacity and $7,910,625 for additional extrusion and manufacturing capacity. A significant portion of the new extrusion capacity is planned for the new DreamWorks(TM) decking line. Management has increased construction in order to address the Company's customers demands and with what it believes will be a successful bond completion during May 1999, a significant amount of short-term debt ($1.9 million) plus interim construction payables of $1.1 million as of March 31, 1999, will be restructured into longer term obligations. This, combined with the Company's improved operating status, combined with what management believes will be improved profitability and cash flows during subsequent quarters, has the Company working to eliminate the negative working capital deficit in the near future.

The Company commenced a substantial expansion program at its Springdale facility to substantially increase composite manufacturing capabilities and production through the addition of a second extrusion plant and millwork facility. The majority of the payables increase during the quarter ended March 31, 1999, is directly attributable to this expansion program. This expansion will continue through third quarter 1999, as a fourth larger extrusion line is added and the Springdale composite plant is completed. This expansion is designed and intended to increase overall manufacturing capabilities and sales above the $50 million annualized sales level.

The Company previously maintained an accounts receivable factoring agreement for up to $900,000 through an affiliated company of a related party. The terms of this initial agreement called for the factor to advance 99.12% of the total of invoices presented by the Company and for the Company to indemnify the factor against loss of the amounts advanced. In March 1999, the Company's major shareholder increased the Company's factoring line to $2 million. The new terms allow the factor to charge up to 2% per invoice and the Company must guarantee the receivables. It is currently estimated that the factor charges will average around 1.5% during 1999. The Company has a note payable to the major shareholder, which had a balance of $664,359 at March 31, 1999.

The Company has continued to improve and has generated positive cash flows and profitability from operations during the first quarter. Furthermore, the Company continues to attempt to further improve production rates and efficiencies in an effort to reduce or eliminate the need for additional future capital to support existing operations. Further, continued improvements in production efficiency and capacity along with consistent and reliable raw material supplies will be required for the Company to increase and maintain sales to levels that will allow the Company to continue to grow and increase sales. There can be no assurance that such improvements in production efficiency or capacity will continue to improve or can be sustained.

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

In March 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence, which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document which was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 Motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of Appeals on July 10, 1995 on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorney's Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorney's fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil motion for attorney's fees and the AERT prejudicial misconduct motion for a new trial will be addressed, or if ever, by the Delaware Court. The Company has not recorded any liability related to such litigation at March 31, 1999. Mobil Oil divested its composites business in 1996 and no longer directly competes with the Company.

In June 1998, the Company received a formal notice of allowance from the United States Patent and Trademark Office concerning a related product by process patent application, which had been pending throughout the litigation. This is an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



By: /S/ Joe G. Brooks                        By: /S/ David Sparks
-----------------------------                ------------------------------
JOE G. BROOKS                                DAVID SPARKS
Chairman                                     Corporate Controller

Date:  May 4, 1999                           Date:  May 4, 1999