Form 10-Q
period 1999-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1999-08-16
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1999
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

As of June 30, 1999 the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 23,515,497 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                PAGE
                                                                                ----
ITEM 1   Financial Statements

         Balance Sheets, June 30, 1999 (Unaudited)
         and December 31, 1998                                                   1-2

         Statements of Operations, (Unaudited)
         Three Months and Six Months Ended June 30, 1999 and 1998                  3

         Statements of Cash Flows, (Unaudited)
         Six Months Ended June 30, 1999 and 1998                                   4

         Notes to Financial Statements                                          5-15

         Review Report of Independent Public Accountants                          16

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   17-25

ITEM 3   Quantitative and Qualitative Disclosure about Market Risk                25

ITEM 4   Year 2000 Update                                                         25

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                     26-27

         Signatures                                                               28

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                     ASSETS



                                                                     June 30, 1999  December 31,
                                                                      (unaudited)       1998
                                                                      -----------   -----------
Current assets:
  Cash and cash equivalents                                           $   543,364   $   614,494
  Trade receivables, net of allowance of
   $10,000 (1999) and $20,000 (1998)                                    1,408,704       712,894
  Inventories                                                             875,867       846,571
  Prepaid expenses and other                                              200,755        89,266
                                                                      -----------   -----------
    Total current assets                                                3,028,690     2,263,225
                                                                      -----------   -----------

Buildings and equipment:
  Buildings and leasehold improvements                                    994,981     1,041,035
  Machinery and equipment                                              12,950,947    10,937,425
  Transportation equipment                                                162,017       108,355
  Office equipment                                                        178,060       159,295
  Construction in progress                                              2,058,040     1,502,520
                                                                      -----------   -----------
                                                                       16,344,045    13,748,630

Less accumulated depreciation
  and amortization                                                      6,369,305     5,452,638
                                                                      -----------   -----------
Net buildings and equipment                                             9,974,740     8,295,992

Other assets, at cost less accumulated
  amortization of $285,874 (1999)
  and $271,570 (1998)                                                     435,598       382,710
                                                                      -----------   -----------

                                                                      $13,439,028   $10,941,927
                                                                      ===========   ===========


The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30, 1999     December 31,
                                                                 (unaudited)           1998
                                                                 ------------      ------------
Current liabilities:
  Accounts payable - trade                                       $  3,704,825      $  2,606,034
  Accounts payable - related parties                                1,293,834           895,170
  Current maturities of long-term debt:
   Related parties                                                    625,836           648,425
   Other                                                              138,970           199,873
  Current maturities of capital lease obligation                       20,436            19,263
   Accrued  liabilities                                               432,078           435,070
   Notes payable - related parties                                    300,000                --
   Notes payable - other, net of debt discount
    of $45,255 (1998)                                               2,003,054         2,085,325
                                                                 ------------      ------------
   Total current liabilities                                        8,519,033         6,889,160
                                                                 ------------      ------------

Long-term debt, less current maturities:
  Related parties                                                          --            97,707
  Other                                                                 8,117            52,747
                                                                 ------------      ------------
    Total long-term debt                                                8,117           150,454
                                                                 ------------      ------------

Capital lease obligation                                               66,060            76,922
                                                                 ------------      ------------
Accrued dividends payable on convertible
  preferred stock                                                     191,698            47,890
                                                                 ------------      ------------

Commitments and contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $1 par value; 5,000,000
  shares authorized, 2,900 shares issued and                            2,900             2,900
  outstanding
 Class A common stock, $.01 par value;
  50,000,000 shares authorized, 23,515,497 (1999)
  and 22,245,639 (1998) shares issued and                             235,155           222,456
  outstanding
 Class B convertible common stock, $.01 par
  value; 7,500,000 shares authorized, 1,465,530
  shares issued and outstanding                                        14,655            14,655
 Additional paid-in capital                                        28,086,342        26,984,318
 Accumulated deficit                                              (23,684,932)      (23,446,828)
                                                                 ------------      ------------
    Total stockholders' equity                                      4,654,120         3,777,501
                                                                 ------------      ------------

Total liabilities and stockholders' equity                       $ 13,439,028      $ 10,941,927
                                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three months ended                    Six months ended
                                                          June 30,                              June 30,
                                                 ----------------------------         ----------------------------
                                                    1999             1998                1999             1998
                                                 ----------       -----------         -----------      -----------
Sales                                            $4,806,709       $ 2,793,323         $ 9,340,983      $ 5,300,623

Cost of goods sold                                4,003,424         2,821,617           7,628,166        5,044,107
                                                 ----------       -----------         -----------      -----------

Gross margin                                        803,285           (28,294)          1,712,817          256,516

Selling and administrative costs                    867,476           821,847           1,582,324        1,467,031
                                                 ----------       -----------         -----------      -----------

Operating income (loss)                             (64,191)         (850,141)            130,493       (1,210,515)

Interest expense, net                              (108,742)         (345,316)           (224,789)        (503,883)
                                                 ----------       -----------         -----------      -----------

Loss before dividends on
  convertible preferred stock                      (172,933)       (1,195,457)            (94,296)      (1,714,398)

Accrued dividends on convertible
  preferred stock                                   (72,301)               --            (143,808)              --
                                                 ----------       -----------         -----------      -----------

Net loss applicable to common stock              $ (245,234)      $(1,195,457)        $  (238,104)     $(1,714,398)
                                                 ==========       ===========         ===========      ===========

Net loss per share of common
  stock (Basic and Diluted)                      $     (.01)      $      (.05)        $      (.01)     $      (.08)
                                                 ==========       ===========         ===========      ===========

Weighted average number of common shares
 outstanding                                     24,328,586        22,320,249          24,078,311       22,173,620
                                                 ==========       ===========         ===========      ===========


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Six Months      Six Months
                                                                    Ended           Ended
                                                                June 30, 1999    June 30, 1998
                                                                -------------    -------------
Cash flows from operating activities:
 Net loss                                                        $  (238,104)     $(1,714,398)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                                      916,667          608,513
  Amortization of other assets                                        61,441          220,097
  Amortization of debt discount                                       45,255          324,038
  Dividends accrued on convertible
   preferred stock                                                   143,808               --
  Interest paid through issuance of Class A
   common stock                                                      124,115          102,867
Provision for doubtful accounts                                      (10,000)              --
Loss on disposition of equipment                                          --            1,964
(Increase) decrease in other assets                                  (67,192)           1,817
Changes in current assets and current liabilities                    727,519          824,646
                                                                 -----------      -----------

Net cash provided by operating activities                          1,703,509          369,544
                                                                 -----------      -----------


Cash flows from investing activities:
 Additions to buildings and equipment                             (2,595,415)      (2,398,964)
 Insurance proceeds                                                       --            4,722
                                                                 -----------      -----------

Net cash used in investing activities                             (2,595,415)      (2,394,242)
                                                                 -----------      -----------

Cash flows from financing activities:
 Proceeds from issuance of notes                                     300,000        1,138,342
 Payments on notes                                                  (460,143)        (133,600)
 Payments on capital lease obligations                                (9,689)          (7,740)
 Proceeds from exercise of stock options and
  warrants                                                           990,608          988,571
                                                                 -----------      -----------

Net cash provided by financing activities                            820,776        1,985,573
                                                                 -----------      -----------

 Decrease in cash and cash equivalents                               (71,130)         (39,125)

 Cash, beginning of period                                           614,494           45,428
                                                                 -----------      -----------

 Cash, end of period                                             $   543,364      $     6,303
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

Note 2: Description of the Company

The Company manufactures a line of composite building materials from reclaimed plastic and wood fiber waste for certain specialized applications in the construction industry. The Company markets this material as a substitute for wood and plastic filler materials for standard door components, windowsills, industrial flooring and decking. The Company is comprised of two manufacturing facilities located in Junction, Texas and Springdale, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers, industrial flooring companies and Weyerhaeuser, the Company's primary decking customer.

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Up until and through December 31, 1998, the Company had incurred operating losses in each year since its inception and through that date had never operated at successful manufacturing levels until 1999. The losses have primarily been caused by problems in maintaining significant production volumes of products and in producing products at economically feasible operating cost levels. There is no assurance the Company will be able to improve its manufacturing process and operating costs to the extent necessary to reach successful operating levels. At June 30, 1999, the Company had a working capital deficit of $5,490,343.

In July 1999, Nasdaq sent the Company correspondence stating its "concerns over the Company's ability to sustain compliance with the Nasdaq's continuing inclusion requirements" and asked the Company about the bond closing delays, its negative working capital position, its plans to remedy its auditor's going concern opinion and concerns about potential issuance of more shares. Nasdaq also requested certain information from the Company for it to evaluate. The Company submitted information in late July, and awaits further correspondence from Nasdaq.

Delisting of the Company's common stock results in a redemption event under the preferred stock agreements. However, the holders of the preferred stock have no right to deliver a redemption notice following the occurrence of a redemption event relating to delisting of the Company's stock, if the Company pays to each preferred stock holder within five business days after the occurrence of such redemption event, as liquidated damages for the decrease in the value of the preferred stock, which will result from the occurrence of such event, an amount equal to 10% of the aggregate stated value of the shares of preferred stock then held by each holder. The amount shall be payable, at the Company's option, in cash or shares of common stock (based upon a price per share of common stock equal to 90% of the variable conversion price in effect (or which would have been in effect if a milestone failure had previously occurred) as of the date of such redemption event.) If such a redemption event were to occur, it is the Company's intention to pay the above penalty in shares of the Company's common stock. Holders of the Company's preferred stock have the right to present the preferred stock for redemption to the Company in the amount of $2.9 million, if the above payments are not made, and would result in the immediate reclassification of the preferred stock out of stockholders' equity, reducing the Company's net assets below the threshold of $2 million for both continued and initial listing of the stock. A preferred stock redemption would result in a $2.9 million decrease in the Company's net assets. Delisting of the Company's stock also results in an event of default under the bridge financing agreements. An event of default results in all the then outstanding principal amounts and unpaid interest becoming due and payable immediately. It is unlikely that the Company would have the financial resources to redeem the preferred stock if the holders were to present such stock for redemption or have the ability to pay its obligations under the bridge financing agreements. Delisting would result in the Company's stock being moved to over-the-counter bulletin board, which could result in less liquidity for the holders of the Company's stock.

In the past few years, the Company has been supported, in large part, by certain major shareholders in conjunction with several accredited investors. As of June 30, 1999, approximately $3.16 million had been initially borrowed in a series of bridge loans, and the Company had converted and/or repaid approximately $1,050,000 of said amount as of November 10, 1998, through a placement of preferred stock. The Company paid down an additional $104,615 as of March 31, 1999, and an additional $95,385 in April 1999, in lieu of any penalty warrants. The bridge note holders have extended the remaining $1.9 million until September 30, 1999. During the second quarter, the majority shareholder loaned the Company $300,000, which is due on demand. There is no commitment for such shareholders to continue such support or for the bridge holders to restructure their remaining notes.

The Company also has claims in litigation outstanding against it as described in
Note 6. The outcome of the litigation is still uncertain. Further, if the litigated claims discussed in Note 6 were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers, and creditors and its ability to successfully continue to improve efficiencies and mass produce and market its products at economically feasible levels, while sustaining positive cash flows and increasing profitability.

During 1998, the Company issued a series of voting and non-voting, convertible preferred stock, which raised an additional $2.9 million in equity. The preferred stock agreements required that the Company file a registration statement by June 1, 1999, to register the preferred stock and the common stock required in relation to the attached warrants. The Company has not yet filed the necessary registration statement, but the holders of the preferred stock and warrants have waived any penalties due from the Company for not filing the registration statement by the June 1 deadline through September 30, 1999. If the registration statement is not filed and effective by September 30, 1999, the Company may be required to pay certain penalties to the holders of the preferred stock and warrants. The penalties increase over time until the registration statement is filed and/or effective. The preferred stock agreements contain potential redemption events, which would cause the Company to have to redeem the preferred stock.

The Company is currently pursuing a $19,500,000 bond-financing package through the City of Springdale, Arkansas, in conjunction with the Arkansas Development Finance Authority for acquisition and further expansion of the Arkansas facility. The financing package was recently approved by the City Council of Springdale, Arkansas. Bond proceeds of $10.4 million are dedicated to be used to expand output capacity. The expansion will involve the Company acquiring approximately 18 acres adjacent to the existing Springdale facility, construction of a three building campus and installation of additional manufacturing lines and other equipment. Bond proceeds of $1,750,000 must be used to acquire the existing Springdale plant, which is currently leased. Bond proceeds are also allocated to be used to refinance up to $2,000,000 of bridge financing. The remaining proceeds would be used for a debt service reserve fund, one year of construction period interest and financing costs. The Company is working to finalize and close this bond-financing package during the third quarter of 1999. There is no assurance that the Company will be successful in its efforts to complete the above described bond financing in a timely manner, and the Company may request an allocation extension with the State of Arkansas if necessary. The Company does not intend to further expand and continue construction beyond the third extrusion line in Springdale without the successful completion of the pending bond financing.

The Company began implementing a production plan in 1998, which was designed to focus and streamline production at two plants and increase sales to levels sufficient to support operations. Although the Company is nearing completion of its initial production plan as it works to finish construction of the third Arkansas extrusion line and implement additional plastic recycling equipment, it will require an additional $600,000 to complete this work, of which management has a plan to accomplish this and bring it online. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due late in 1999, if the pending $19.5 million bond issue is not successfully completed in a timely manner. The Company could also be assessed penalty warrants by its bridge lender, which could result in a charge against earnings, if assessed. The Company is working on a contingency plan that would allow refinancing and paying down its construction payables if this happens, which includes increasing production, sales and margins through better utilization of existing assets (i.e. streamlining production) in conjunction with the start-up of the additional extrusion line in Springdale. The Company expects this line to increase cash flows and sales. Cash flows from operations for the first six months of 1999 exceeded $1.7 million. Management believes further operations improvements during the subsequent quarters will continue to increase cash flows. Thus, the Company believes successful completion of its plan combined with increased production capacity will allow it to attain its financial objectives, reduce payables and eliminate its negative working capital during 1999. There is no assurance that the Company will be able to further improve operating efficiencies and attain its desired profitability level. The Company believes it has sufficient capital resources to complete its initial production plan including completion of the third extrusion line during the second half of 1999.

The Company also believes it can restructure debt and other obligations, as they become due in 1999, if necessary, although the terms may be more expensive.

There is no assurance that the Company will be able to successfully complete the above mentioned refinancing plan or continue to improve and sustain operating efficiencies beyond current levels. There is no assurance that the Company will be successful in securing sufficient capital resources to support the Company until such time as the Company is able to generate positive cash flow sufficient to support its operations for a sustained period of time, reduce its current payables or fund maturities of debt and other obligations as they become due.

Note 4: Statements of Cash Flows

In order to determine net cash provided by operating activities, net loss has been adjusted by, among other things, changes in operating assets and operating liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:


                                                Six Months        Six Months
                                                  Ended             Ended
                                              June 30, 1999     June 30, 1998
                                               (unaudited)       (unaudited)
                                              -------------     -------------
         Receivables                           $  (685,810)     $  (223,335)
         Note receivable                                --           14,000
         Inventories                               (29,296)         116,141
         Prepaid expenses and other                (51,838)        (158,369)
         Accounts payable -
          trade and related parties              1,497,455          913,848
         Accrued liabilities                        (2,992)         162,361
                                               -----------      -----------
                                               $   727,519      $   824,646
                                               ===========      ===========

           Cash paid for interest              $    59,879      $    13,076
           Cash paid for income taxes                   --               --

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                           Six Months Ended    Six Months Ended
                                             June 30, 1999       June 30, 1998
                                               unaudited           unaudited
                                           ----------------    ----------------
Notes payable for financing
 of insurance policies                         $106,788            $104,027
Notes payable for equipment                          --             140,006
Capital lease obligation for equipment               --             110,000

Note 5: Significant Accounting Policies

         Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                June 30, 1999            December 31,
                                 (unaudited)                1998
                                -------------            ------------
Raw materials                    $549,588                  $486,068
Work in process                   215,005                   263,573
Finished goods                    111,274                    96,930
                                 --------                  --------
                                 $875,867                  $846,571
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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of June 30, 1999. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance subsequent to the completion of its production plan will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Springdale and Junction manufacturing facilities, which was $9,974,740 at June 30, 1999.

Note 6: Commitments and Contingencies

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

In March 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence, which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document that was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995 Motion with additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 Motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of Appeals on July 10, 1995, on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil Motion for Attorneys' Fees and the AERT Prejudicial Misconduct Motion for a New Trial will be addressed, or if ever, by the Delaware Court. The Company has not recorded any liability related to such litigation at June 30, 1999. Mobil Oil divested its composites business in 1996, and no longer directly competes with the Company.

In June 1998, the Company received formal issuance from the United States Patent and Trademark Office concerning a related product by process patent application, which had been pending throughout the litigation. This is an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

Note 7: NASDAQ Listing Requirements

The Company's Class A Common Stock is traded in the over-the-counter market and is listed on The Nasdaq Stock Market(R) under the symbol AERTA. In order to remain listed on Nasdaq, the Company is required to meet certain criteria (maintenance standards) established by Nasdaq. One such maintenance standard is a minimum bid price of $1.00 per share. The Company has been formally notified by Nasdaq of increased listing and maintenance standards for both the Nasdaq National and Small Cap Markets. The increased Nasdaq listing standards went into effect on February 23, 1998. The increased listing and maintenance standards include a minimum bid $1.00 common stock price and a $2 million net asset value. On October 13, 1998, the Company was notified that it did not meet the $1.00 minimum bid price for continued listing. The Company was given ninety days, until January 13, 1999, to regain compliance. The Company did not achieve compliance during the grace period and subsequently requested a hearing. On March 12, 1999, the Company attended a hearing in the matter of the continued listing of the Company's stock in The Nasdaq Stock Market, presented its plan to regain compliance, and requested additional time to comply. On May 7, 1999, after a review of the Company, Nasdaq decided to continue listing the Company's stock if the Company could maintain a closing bid price of at least $1 per share beginning May 17, 1999, and for the ten subsequent trading days. The Company was also required to file its first quarter report on Form 10-Q by May 17, 1999. In June 1999, Nasdaq informed the Company that it had complied with all of the necessary terms, and that its stock will continue to be listed on the Nasdaq SmallCap Market.

Based upon this Nasdaq notification, the Board of Directors have recently voted unanimously to cancel a pending proposed reverse stock split. In July 1999, Nasdaq sent the Company correspondence stating its concerns over the Company's ability to sustain compliance with the Nasdaq's continuing inclusion requirements. Nasdaq also requested certain information from the Company for it to evaluate. The Company submitted information in late July, and awaits further correspondence from Nasdaq.

Note 8: Other Litigation

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

In a separate lawsuit, the Company was sued by a former employee who complained of his termination and the non-payment of relocation expenses. The company had previously accrued, in 1998, $30,000 related to this lawsuit. During the second quarter of 1999, the Company reversed $20,000 of such accrual based upon favorable findings in the case. The positive effect of the $20,000 reversal is included in selling and administrative costs on the statement of operations.

Note 9: Bond Financing

If the Company completes the bond financing it will incur associated fees of approximately $1,080,000, which will be paid from bond proceeds, and the underwriter will be entitled to 300,000 shares of Class A Common Stock at $.01 per share under terms of the financing agreement. The underwriter will then also have a right of first refusal for any future tax-exempt bond financings for up to 5 years.

Note 10: Preferred Stock Milestone Failure

The preferred stock agreements require that the Company meet certain milestones relating to sales volume and cash flows. The sales volume required for the first quarter of 1999 was $4,500,000 and sales for the first quarter were $4,534,274. The sales volume required for the second quarter of 1999 was $6,000,000. Sales for the second quarter were $4,806,709. Therefore, a milestone failure has occurred. The other milestone relates to a requirement for positive cash flow from operations beginning with the fourth quarter of 1998. The Company met this requirement for the fourth quarter of 1998 and the first two quarters of 1999.

The above milestone failure gives the holders of the preferred stock the right to convert the preferred stock at the lower of the fixed conversion price or the variable conversion price.

Note 11: Issuance of Options

During the second quarter, the Company granted 750,000 options at an exercise price of $1.00 per share to a non-paid associate/officer of the Company and a major shareholder who is the Secretary of the Company. Such options expire five years from their date of issuance and are vested based upon continued association and non-paid employment. No compensation expense has been recognized as the market price of the related common stock on the date of grant was less than or equal to the granted exercise price.

                               ARTHUR ANDERSEN LLP







                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of June 30, 1999, and the related statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the statement of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
August 6, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC., (AERT or the Company) has commercialized and manufactures a growing line of low-maintenance composite building materials which are increasingly sold into several significant segments of the $190 billion plus U. S. Homebuilding Industry. AERT is a unique customer driven entity, which utilizes low cost waste materials such as recycled polyethylene plastics and waste wood fibers as its primary raw material sources, to produce several value added products, which favorably compete in the national door and window, industrial flooring and residential decking markets. The products are marketed under the trade names MoistureShield(R), LifeCycle(TM), ChoiceDek(TM) and DreamWorks(TM) and exhibit superior moisture-resistance and dimensional stability when compared to traditional wood products. AERT products do not require toxic chemical or preservative treatments and have been extensively tested.

The Company's impressive and growing customer base includes such national brands as Therma Tru Doors, Peach Tree Doors and Windows, Crestline and Vetter Windows, Carolina Builders and Weyerhaeuser BMD. Since inception (1988) to June 30, 1999, AERT has sold in excess of $48.6 million of composite building materials into the U. S. market. A second composite extrusion and manufacturing plant is currently nearing initial completion, which has resulted in increased quarterly sales to a level of $4.8 million. With two manufacturing plants, AERT is positively positioned to grow and meet the ever-increasing needs of the marketplace for low-maintenance building materials.

With two extrusion plants in operation, the Company is focusing production and product lines, in order to attain improved efficiencies and increased production. With a pending Industrial Revenue Bond financing nearing completion, the Company intends to further expand its production capabilities with the upcoming additions of a second plastic recycling facility to be followed by a third composite manufacturing facility over the next 18 months. This additional recycling and manufacturing capacity consisting of initially four additional extrusion lines (designed for up to six) is designed to further increase production and sales over the next 18 months to the $75 million annualized level and yield net income once completed.

Results of Operations

Quarter Ended June 30, 1999 Compared To Quarter Ended June 30, 1998

The Company's production plan implemented during 1998 began to yield results and substantially increased production during the quarter and resulted in an all-time quarterly net sales record of $4.8 million for the quarter ended June 30, 1999.

Sales increased for ChoiceDek(TM) decking products from $753,716 for the quarter ended June 30, 1998 to $2,103,845 for the quarter ended June 30, 1999. MoistureShield(R) industrial component sales increased from $2,039,607 for the quarter ended June 30, 1998 to $2,702,864 in the comparable period in 1999 representing a $2,013,386 increase overall. This increase was accomplished with construction still ongoing and not yet completed at the Springdale plant.

The Company believes that as additional ChoiceDek(TM) and decking production increases in Texas and as the MoistureShield(R) production switch to Arkansas is completed during the third quarter 1999, sales for both product lines will continue to increase, gross margins will continue to improve and positive cash flows and profitability will further improve during subsequent quarters.

Cost of goods sold was $4,003,424 for the quarter ended June 30, 1999 versus $2,821,617 for the comparable period in 1998. Gross margin increased to a positive $803,285 in 1999 versus a negative $28,294 for 1998, an $831,579 improvement. The overall gross margin as a percent of sales increased significantly in 1999 versus 1998. Further operations improvement was restricted due to increased administrative costs and production problems experienced at both plants early during the quarter. The Company also experienced raw material cost increases during the quarter.

Gross margin improved to a positive 16.7% of net sales for the second quarter of 1999. However, the Company reported an operating loss of $64,191 for 1999 versus an $850,141 operating loss for the second quarter of 1998, an improvement of $785,950. With interest costs of $108,742, the loss before dividends on convertible preferred stock for the quarter was $172,933 or ($.01) per share versus a net loss of $1,195,457 or ($.05) per share for the comparable period in 1998. Accrued dividends for preferred stock totaled $72,301 for the quarter. This accrual increased the net loss to $245,234 for the quarter. Interest expense for the quarter ended June 30, 1999, was reduced to $108,742 compared to $345,316 for the comparable period in 1998. The decreased interest expense was attributable to a reduction in debt discount amortization related to the bridge financing, as well as a principal reduction by the Company in regard to the bridge notes.

The Company expanded its Springdale plant in 1998 with $3.1 million in short-term debt and intends to restructure the remaining $1.9 million debt, plus purchase its existing manufacturing facility for $1.75 million (assuming successful completion of the pending bond financing) during the third quarter of 1999. Legal issues delayed completion of the bond financing until the third quarter. The bond financing is intended to further reduce the current interest expenses associated with the bridge notes in conjunction with reducing monthly lease payments by purchasing the existing Springdale facility over a longer term. The new Springdale extrusion facility consists of two lines with a third nearing completion. These lines are in addition to three extrusion lines at the original Texas facility. The Company believes successful completion of these transactions will greatly reduce its current working capital deficit by shifting short-term payables and debt into long-term debt in subsequent periods while continuing to increase and improve gross margins in order to further increase positive cash flows and profitability from operations.

The net sales of $4.8 million for the quarter ended June 30, 1999, represented a significant increase over the second quarter of 1998, up $2 million or 72%. This increase affirms that the Company continues to have strong customer demand for its products and that the Company's plan, in regards to the addition of the Springdale plant, is beginning to demonstrate overall increased production, improved gross margins, and positive cash flows from operations.

Cost of goods sold was $4,003,424 for the second quarter of 1999 compared to $2,821,617 for the second quarter of 1998. Overall cost of goods sold as a percentage of sales decreased. Increases were experienced in all major expense categories, due to increased production volumes, increased sales and operating costs associated with the second plant. Payroll costs and depreciation increased due to the start-up of the new plant in Springdale, Arkansas. Material costs increased primarily due to increased production and sales volumes and some increased raw materials costs. The overall cost of goods sold to sales ratio decreased significantly from 1998 due to increased emphasis on production efficiencies, cost controls and execution of the production plan.

Significant categories are as follows:

              Expense Category            1999            1998
              ----------------         ----------     ----------
         Payroll and payroll taxes     $1,424,374     $  629,672
         Depreciation                     442,155        260,660
         Direct material costs          1,091,972        441,001
         Other                          1,044,923        431,308
                                       ----------     ----------
         Total                         $4,003,424     $1,762,641
                                       ==========     ==========

 Selling, general and administrative expenses were $867,476 compared to $821,847 for the second quarter of 1998. The Company leased and opened an administrative office in Springdale during the quarter. Although sales increased approximately $2 million or 72%, SG&A expenses rose only 5.6% or $45,629 in the quarter ended June 30, 1999 over 1998. Approximately $100,000 of the increase was attributable to increased sales commission and factoring costs, which was a direct result of the increased sales of $4.8 million for the quarter. Therefore, the total of all other SG&A expenses actually declined in the second quarter of 1999 as compared to the second quarter of 1998.

Operating loss for the quarter ended June 30, 1999, was reduced to $64,191; a $785,950 improvement from the $850,141 loss reported for the comparable period in 1998. Net loss (basic and diluted) per weighted average common share outstanding was $.01 for the quarter ended June 30, 1999. This compares to a net loss (basic and diluted) per weighted average common share outstanding of $.05 for the quarter ended June 30, 1998. The Company is currently completing construction on the initial phases of the Springdale plant implemented last year to provide for better operating efficiencies, streamlining and increasing the production of both facilities.

With the Company's initial production plan nearing completion and assuming successful completion of the pending bond financing, the Company could soon be in a rapid expansion and growth mode. Building plants, starting up machinery, hiring and training qualified people is a difficult task. In preparation of and in order to accomplish this, the Company has retained several experienced professionals to help manage its aggressive construction schedule, as well as streamline and train additional people for its operations. Hiring, training and retaining quality people will be an essential part of the Company's success. The ability to manage growth, while also attaining positive earnings will also be crucial to success.

The initial plastic reclamation facility is also being expanded and is designed to allow the Company to internally produce a substantial portion of its recycled plastic feed stocks. With these improvements primarily completed, the Company believes it can further increase production capacity, attain further efficiency improvements, streamline production runs and reduce line changeovers. In addition, further automation and process control of the production processes, increased plastic raw material sourcing, increased plastic throughputs and increased security is planned. The Company believes it will successfully complete the initial phases of its production plan, including the addition of the third extrusion line at the Springdale facility in the third quarter of 1999. Management currently believes the Company is in a sustainable positive cash flow position from operations and should continue to improve during subsequent periods.

The Company's operations remain subject to numerous risks associated with the continued establishment of its business, including lack of financing sources and competition from numerous large, well-established and well-capitalized competitors who manufacture products for the same applications. In addition, the Company has in the past and may again in the future, encounter unanticipated problems, including manufacturing, distribution, marketing difficulties, construction delays and/or construction cost overruns, some of which may be beyond the Company's financial and technical abilities to resolve. The occurrence of or failure to adequately address such difficulties could have a material adverse effect on the Company's prospects, including its ability to achieve further anticipated efficiencies and manufacturing sales levels.

Liquidity and Capital Resources

At June 30, 1999, the Company had a working capital deficit of $5,490,343 compared to a working capital deficit of $4,625,935 at December 31, 1998. The deficit is mainly attributable to the Company's expansion and construction program of the Springdale facility with short-term debt and its efforts to complete and start-up their third extrusion line at that facility. The Company increased production by utilizing short-term financing to maintain its diversified customer base in order to increase its production and manufacturing capabilities above the $30 million annualized sales levels for the 1999 summer building and construction season. The Company expended approximately $3.7 million in construction and plant expansion costs during 1998. The Company expended an additional $1.1 million for construction and plant expansion during the first quarter of 1999. The Company expended $1.35 million during the second quarter of 1999. These expansions were designed to substantially complete the new Springdale facility and add additional extrusion and moulding capacity. Construction delays occurred resulting in delayed production and revenues during the third and fourth quarters of 1998. The initial construction was financed in part by short-term bridge loans of $3.1 million, of which approximately $1.2 million had been repaid or converted to preferred stock by March 31, 1999. In addition, the Company received $1.54 million from the voluntary B and C warrant exercises and $2.9 million from the issuance of preferred stock to close associates of the Company. Of said preferred stock issuance, $1,050,000 of the bridge loan was converted or paid down with the remaining balances extended until May 18, 1999 ($287,500) and until September 30, 1999 ($1,619,963). The
Board of Directors allowed a voluntary warrant conversion period until February 12, 1999, at which time 3,224,776 B and C Warrants were allowed to expire. In addition, 42,866 Class I warrants were allowed to expire as of June 30, 1999. The Company has also purchased a key-man life insurance policy for $4 million on Joe G. Brooks during this interim construction period and is seeking an additional $2.5 million policy on J. Douglas Brooks. The Company intends to maintain these policies as a condition of the corporate financing package.

Cash and cash equivalents were $543,364 as of June 30, 1999, a decrease of $71,130 compared to December 31, 1998. Significant components of that decrease were: (i) cash provided by operating activities of $1,703,509, which consisted of a net loss for the period of $238,104, increased by depreciation and amortization of $916,667, and other sources of cash of $1,024,946; (ii) cash used in investing activities of $2,595,415; and (iii) cash provided by financing activities of $820,776, which consisted of proceeds from the exercise of options and warrants of $990,608 and payments on notes and capital lease obligations of $469,832. At June 30, 1999, the Company had notes payable in the amount of $3,075,977, of which $3,067,860 were current notes payable or current portion of long-term debt. Of said notes, $1,907,464 were to the bridge noteholders and $925,836 was to the majority shareholder.

The Company received a formal inducement resolution from the City Council of Springdale, Arkansas for the issuance of up to $20 million in tax exempt industrial revenue waste minimization and recycling bonds in early November 1998. No tax-exempt allocation became available during the end of 1998. Therefore, the project rolled into 1999 and the Springdale City Council enacted the formal bond ordinance in March 1999. In addition to the bond ordinance, the Company received formal allocation of $16.5 million from the State of Arkansas on July 7, 1999. The Company was able to secure the support and assistance of several of its major contractors to commence construction with payments to be received out of proceeds. During November and December 1998, approximately $669,000 was expended towards the expansion program and during the six months ended June 30, 1999, an additional $2.45 million was expended on Springdale facility construction. With the addition of two additional operating production lines at the Springdale facility, in addition to the one that operated for 8 months in 1998, the Company believes it can attain profitability and cash flows from operations during subsequent quarters. In fact, positive cash flows from operations, exceeded $1.7 million for the six months ended June 30, 1999, an improvement of $1,333,965 or 361% over the $369,544 attained during the first six months of 1998. *Excluding the increases and decreases in assets and liabilities the cash provided by operating activities approximated $1 million. Based upon this, and upon increased extrusion operating efficiencies and throughputs, which are currently meeting management's expectations the Company believes that sufficient sales and earnings capacity is in place to reduce payables and restructure debt conventionally if the bond issue were to be delayed. This would require refinancing the remaining $1.9 million in bridge notes along with approximately $2 million in construction payables as of June 30, 1999.

Therefore, management is currently working to successfully finalize the bond offering currently estimated at $16.5 million tax-exempt and $3 million taxable. Of said $19.5 million, $1.75 million is to be used to purchase the existing 10 acre and 103,000 sq. ft. Springdale site, $2 million to refinance existing equipment and repay the remaining bridge notes and $1.78 million for current construction in progress. In addition, of said bond proceeds $1,270,150 has been allocated for acquisition of an additional 18.6 acres plus site improvements, $2,802,450 for additional plastic recycling equipment and capacity and $7,910,625 for additional extrusion and manufacturing capacity.

A significant portion of the new extrusion capacity is planned for the new DreamWorks(TM) decking line. Management has increased production capacity in order to address the Company's customers' demands. With what it believes will be a successful bond completion during the third quarter of 1999, a significant amount of short-term debt ($1.9 million) plus interim construction payables of $2 million as of June 30, 1999, will be restructured into longer-term obligations. The aforementioned conditions combined with the Company's improved operating status has the Company working to eliminate the negative working capital deficit in the near future. Successful completion of the bond financing would significantly reduce the current working capital deficit by up to $5 million dollars.

Once the bond offering is completed, this expansion will continue through fourth quarter 1999, as a fourth extrusion line is added and the Springdale composite plant is completed. This expansion is designed and intended to increase overall manufacturing capabilities and sales above the $50 million annualized sales level. The Company does not intend to further expand beyond the third extrusion line in Springdale until the pending bond financing is complete.

The Company previously maintained an accounts receivable factoring agreement for up to $900,000 through an affiliated company of a related party. The terms of this initial agreement called for the factor to advance 99.12% of the total of invoices presented by the Company, and for the Company to indemnify the factor against loss of the amounts advanced. In March 1999, the Company's majority shareholder increased the Company's factoring line to $2 million. The new terms allow the factor to charge up to 2% per invoice, and the Company must guarantee the receivables. It is currently estimated that the factor charges will average around 1.5% during 1999. The Company has three notes payable to the majority shareholder, which had a total balance of $925,836 at June 30, 1999.

The Company has continued to improve and has generated positive cash flows from operations during the first and second quarters. Furthermore, the Company continues to attempt to improve production rates and efficiencies in an effort to reduce or eliminate the need for additional future capital to support existing operations. Further, continued improvements in production efficiency and capacity, consistent and reliable raw material supplies, and hiring, training and retaining qualified people will be required for the Company to increase and to maintain sales levels that will allow the Company to grow and increase sales. There can be no assurance that such improvements in production efficiencies or capacities will continue to improve or can be sustained.

The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents, other unscheduled shutdowns affecting the Company, its suppliers or its customers' plants, machinery or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; or adverse rulings, judgments, or settlements in litigation or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


ITEM 4.  YEAR 2000 UPDATE

The Company has been and is currently conducting an evaluation of the potential effects of the Year 2000 issue on its operations. The evaluation is ongoing, however at this time, management of the Company is not aware of any problems that will occur within the Company's plant operations. The Company has contacted the two major manufacturers of its operating equipment and has been informed by them that they are not aware of Year 2000 issues with the equipment. The Company plans to finalize contacting the remaining equipment manufacturers during the third quarter of 1999. The Company has been in contact with some of its significant vendors and customers to determine their Year 2000 status and plans to continue to contact others during the third quarter of 1999. In assessing the impact of the Year 2000 on administration, including accounting and financial reporting, the Company has updated its financial accounting software and was provided documentation that the software is Year 2000 compliant. The Company upgraded its telephone system in Springdale and it is now Year 2000 compliant. Based on the information above, the Company does not anticipate a material financial impact as a result of the Year 2000 issue. However, the Company has no control over Year 2000 compliance by its customers and vendors. If the Company's customers and vendors are not prepared for the Year 2000 issue, this could result in a material adverse financial impact to the Company, however, the Company believes it is unlikely based on the nature of its business, customers and vendors. The Company will be developing a contingency plan in the third quarter to deal with any Year 2000 issues that may occur.

PART II.   OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

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

In March 1995, the Company filed a sealed motion with the Court based upon newly discovered evidence, which alleges prejudicial misconduct by Mobil prior to the trial. The motion also brings to the Court's attention, evidence which the Company believes was intentionally withheld from it in direct defiance of the Delaware Court's January 4, 1994 Motion to Compel, prior to the trial. It also brings to the Court's attention, an official government safety approval document that was altered prior to submission to AERT during pre-trial discovery, which also relates to a portion of the alleged withheld discovery documentation. The motion seeks further discovery into Mobil's misconduct and a new trial. In December 1995, the Company also moved to supplement its pending March 14, 1995

Motion with additional tampered evidence and discovery misconduct by Mobil. The March 14, 1995 Motion is currently stayed before the Delaware Court. The Company filed an appeal with the U.S. Court of Appeals on July 10, 1995, on the initial trial arguments. In January 1996, oral arguments were presented before the U.S. Court of Appeals. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling that two of the patents were invalid, and that Mobil did not infringe. The Company did not further appeal this issue to the Supreme Court. Should the Delaware Court deny the Company's pending Prejudicial Misconduct Motion, the Company intends to follow-up with an additional appeal on these issues. Should the Court not rule in favor of the Company on such motions, all appellate processes available will be pursued. There can be no assurance that the Company will receive a more favorable outcome upon appeal.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs in the amount of $2.7 million. On November 1, 1994, the Court ruled that the motion was premature and will not be considered at the present time. In January 1995, Mobil renewed its Motion for Attorneys' Fees. In April 1995, the Court requested AERT to respond to Mobil's Motion. The Motion is currently stayed. The Company will vigorously defend against Mobil's claim for attorneys' fees and costs; however, there can be no assurances as to the outcome of this litigation. The Company at present cannot predict when the Mobil Motion for Attorneys' Fees and the AERT Prejudicial Misconduct Motion for a New Trial will be addressed, or if ever, by the Delaware Court. The Company has not recorded any liability related to such litigation at June 30, 1999. Mobil Oil divested its composites business in 1996, and no longer directly competes with the Company.

In June 1998, the Company received formal issuance from the United States Patent and Trademark Office concerning a related product by process patent application, which had been pending throughout the litigation. This is an application, which was filed on the same date as those currently in litigation, although substantial additional disclosures have been made.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.






BY: /s/ Joe G. Brooks                        BY: /s/ Edward J. Lysen
   ------------------------------                -----------------------------
        JOE G. BROOKS                                EDWARD J. LYSEN
        Chairman                                     Chief Financial Officer

Date: August 16, 1999                        Date: August 16, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                      Financial Data Schedule