Form 10-Q
period 1999-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 1999-11-15
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1999
                         Commission File Number 1-10367


               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


           DELAWARE                                    71-0675758
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       914 N. Jefferson Street
           P. O. Box 1237
        Springdale, Arkansas                                 72765
(Address of Principal Executive Office)                    (Zip Code)

       Registrant's telephone number, including area code: (501) 756-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES: X     NO:

As of September 30, 1999 the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 23,515,497 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION
                                                                         PAGE
ITEM 1   Financial Statements

         Balance Sheets, September 30, 1999 (unaudited)
           and December 31, 1998                                          1-2

         Statements of Operations, (unaudited)
           Three Months and Nine Months Ended
           September 30, 1999 and 1998                                      3

         Statements of Cash Flows, (Unaudited)
           Nine Months Ended September 30, 1999 and 1998                    4

         Notes to Financial Statements                                   5-12

         Review Report of Independent Public Accountants                   13

ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          14-20

ITEM 3   Quantitative and Qualitative Disclosure about Market Risk         20

ITEM 4   Year 2000 Update                                               20-21

                          PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                 22

         Signatures                                                        23

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                     ASSETS



                                                  September 30, 1999       December 31,
                                                     (unaudited)              1998
                                                  ------------------       -----------
Current assets:
  Cash and cash equivalents                          $   505,024           $   614,494
  Trade receivables, net of allowance of
   $10,150 (1999) and $20,000 (1998)                   1,683,038               712,894
  Inventories                                            892,217               846,571
  Prepaid expenses and other                             178,835                89,266
                                                     -----------           -----------
    Total current assets                               3,259,114             2,263,225
                                                     -----------           -----------
Buildings and equipment:
  Buildings and leasehold improvements                 1,015,167             1,041,035
  Machinery and equipment                             13,321,037            10,937,425
  Transportation equipment                               162,017               108,355
  Office equipment                                       192,210               159,295
  Construction in progress                             2,448,906             1,502,520
                                                     -----------           -----------
                                                      17,139,337            13,748,630

Less accumulated depreciation
  and amortization                                     6,844,324             5,452,638
                                                     -----------           -----------
Net buildings and equipment                           10,295,013             8,295,992


Other assets, at cost less accumulated
  amortization of $293,017 (1999)
  and $271,570 (1998)                                    444,160               382,710
                                                     -----------           -----------
                                                     $13,998,287           $10,941,927
                                                     ===========           ===========

The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             September 30, 1999   December 31,
                                                                (unaudited)           1998
                                                             ------------------   ------------
Current liabilities:
  Accounts payable - trade                                     $  3,985,190       $  2,606,034
  Accounts payable - related parties                              1,570,335            895,170
  Current maturities of long-term debt:
    Related parties                                                 522,878            648,425
    Other                                                            93,440            199,873
  Current maturities of capital lease obligation                     21,768             19,263
  Accrued  liabilities                                              581,370            435,070
  Notes payable - related parties                                   300,000                 --
  Notes payable - other, net of debt discount
    of $45,255 (1998)                                             1,969,026          2,085,325
                                                               ------------       ------------
   Total current liabilities                                      9,044,007          6,889,160
                                                               ------------       ------------

Long-term debt, less current maturities:
  Related parties                                                        --             97,707
  Other                                                               7,032             52,747
                                                               ------------       ------------
    Total long-term debt                                              7,032            150,454
                                                               ------------       ------------

Capital lease obligation                                             60,092             76,922
                                                               ------------       ------------
Accrued dividends payable on convertible
  preferred stock                                                   264,794             47,890
                                                               ------------       ------------

Commitments and contingencies (Note 6)

Stockholders' equity:
 Preferred stock, $1 par value; 5,000,000
  shares authorized, 2,900 shares issued and
  outstanding                                                         2,900              2,900
 Class A common stock, $.01 par value;
  75,000,000 shares authorized, 23,515,497 (1999)
  and 22,245,639 (1998) shares issued and
  outstanding                                                       235,155            222,456
 Class B convertible common stock, $.01 par
  value; 7,500,000 shares authorized, 1,465,530
  shares issued and outstanding                                      14,655             14,655
 Additional paid-in capital                                      28,086,342         26,984,318
 Accumulated deficit                                            (23,716,690)       (23,446,828)
                                                               ------------       ------------
    Total stockholders' equity                                    4,622,362          3,777,501
                                                               ------------       ------------
Total liabilities and stockholders' equity                     $ 13,998,287       $ 10,941,927
                                                               ============       ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three months ended              Nine months ended
                                                             September 30,                  September 30,
                                                     ----------------------------    ----------------------------
                                                         1999            1998            1999            1998
                                                     ------------    ------------    ------------    ------------
Sales                                                $  5,794,834    $  3,286,357    $ 15,135,817    $  8,586,980

Cost of goods sold                                      4,593,646       3,186,944      12,221,812       8,231,051
                                                     ------------    ------------    ------------    ------------

Gross margin                                            1,201,188          99,413       2,914,005         355,929

Selling and administrative costs                        1,050,311         745,632       2,632,635       2,212,663
                                                     ------------    ------------    ------------    ------------

Operating income (loss)                                   150,877        (646,219)        281,370      (1,856,734)

Interest expense, net                                    (109,539)       (344,004)       (334,328)       (847,887)
                                                     ------------    ------------    ------------    ------------

Income (loss) before dividends on
  convertible preferred stock                              41,338        (990,223)        (52,958)     (2,704,621)

Accrued dividends on convertible
  preferred stock                                         (73,096)             --        (216,904)             --
                                                     ------------    ------------    ------------    ------------

Net loss applicable to common stock                  $    (31,758)   $   (990,223)   $   (269,862)   $ (2,704,621)
                                                     ============    ============    ============    ============

Net loss per share of common
   stock (Basic and Diluted)                         $        .00    $       (.04)   $       (.01)   $       (.12)
                                                     ============    ============    ============    ============
Weighted average number of common shares
 outstanding                                           24,981,027      22,323,319      24,382,523      22,636,210
                                                     ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Nine Months        Nine Months
                                                                      Ended               Ended
                                                                September 30, 1999  September 30, 1998
                                                                ------------------  ------------------
Cash flows from operating activities:
 Net loss                                                           $  (269,862)       $(2,704,621)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                                       1,391,686          1,009,949
  Amortization of other assets                                           68,984            329,314
  Amortization of debt discount                                          45,255            528,248
  Dividends accrued on convertible
   preferred stock                                                      216,904                 --
  Interest paid through issuance of Class A
   common stock                                                         124,115            188,519
Provision for doubtful accounts                                          (9,850)                --
Loss on disposition of equipment                                             --              1,964
Increase in other assets                                                (82,897)              (516)
Changes in current assets and current liabilities                      (394,625)           385,913
                                                                    -----------        -----------
Net cash provided by (used in) operating activities                   1,089,710           (261,230)
                                                                    -----------        -----------

Cash flows from investing activities:
 Additions to buildings and equipment                                (1,831,719)        (2,796,063)
 Insurance proceeds                                                          --              4,722
                                                                    -----------        -----------

Net cash used in investing activities                                (1,831,719)        (2,791,341)
                                                                    -----------        -----------

Cash flows from financing activities:
 Proceeds from issuance of notes                                        300,000          1,380,842
 Payments on notes                                                     (643,744)          (261,674)
 Payments on capital lease obligations                                  (14,325)           (11,227)
 Proceeds from issuance of preferred stock                                   --            100,000
 Proceeds from exercise of stock options and
  warrants                                                              990,608          1,869,732
                                                                    -----------        -----------

Net cash provided by financing activities                               632,539          3,077,673
                                                                    -----------        -----------

(Decrease) increase in cash and cash equivalents                       (109,470)            25,102

 Cash, beginning of period                                              614,494             45,428
                                                                    -----------        -----------

 Cash, end of period                                                $   505,024        $    70,530
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

Note 2: Description of the Company

The Company manufactures a line of composite building materials from reclaimed plastic and wood fiber waste for certain specialized applications in the construction industry. The Company markets this material as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, industrial flooring and decking. The Company is comprised of two manufacturing facilities located in Junction, Texas and Springdale, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers, industrial flooring companies and Weyerhaeuser, the Company's primary decking customer.

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since its inception and has never operated over an extended period at successful manufacturing levels. The losses have primarily been caused by problems in maintaining significant production volumes of products and in producing products at economically feasible operating cost levels. Also at September 30, 1999, the Company had a working capital deficit of $5,734,893.

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

Delisting of the Company's common stock results in a redemption event under the preferred stock agreements. However, the holders of the preferred stock have no right to deliver a redemption notice following the occurrence of a redemption event relating to delisting of the Company's stock, if the Company pays to each preferred stock holder within five business days after the occurrence of such redemption event, as liquidated damages for the decrease in the value of the preferred stock, which will result from the occurrence of such event, an amount equal to 10% of the aggregate stated value of the shares of preferred stock then held by each holder. The amount shall be payable, at the Company's option, in cash or shares of common stock (based upon a price per share of common stock equal to 90% of the variable conversion price in effect (or which would have been in effect if a milestone failure had previously occurred) as of the date of such redemption event). If such a redemption event were to occur, it is the Company's intention to pay the above penalty in shares of the Company's common stock. Delisting of the Company's stock also results in an event of default under the bridge financing agreements. An event of default results in all the then outstanding principal amounts and unpaid interest becoming due and payable immediately. It is unlikely that the Company would have the financial resources to pay its obligations under the bridge financing agreements under an event of default. Delisting would also result in the Company's stock being moved to over-the-counter bulletin board, which could result in less liquidity for the holders of the Company's stock.

In the past few years, the Company has been supported, in large part, by certain major shareholders in conjunction with several accredited investors. As of September 30, 1999, approximately $3.16 million had been initially borrowed in a series of bridge loans, and the Company had converted and/or repaid approximately $1,050,000 of said amount as of November 10, 1998, through a placement of preferred stock. The Company paid down an additional $104,615 as of March 31, 1999, and an additional $95,385 in April 1999, in lieu of any penalty warrants. The bridge note holders have extended the remaining $1.9 million until December 1, 1999. During the second quarter, the majority shareholder loaned the Company $300,000, which is due on demand. There is no commitment for such shareholders to continue such support or for the bridge holders to restructure their remaining notes.

The Company is currently completing a $16.5 million tax-exempt bond-financing package through the City of Springdale, Arkansas, in conjunction with the Arkansas Development Finance Authority for acquisition and further expansion of the Arkansas facility. On October 14, 1999, $16.5 million tax-exempt bonds were closed into escrow. The financing package was recently approved by the City Council of Springdale, Arkansas. Bond proceeds of $10.4 million are dedicated to be used to expand output capacity. Bond proceeds of $1,750,000 must be used to acquire the existing Springdale plant, which is currently leased. Bond proceeds are also allocated to be used to refinance up to $2,000,000 of bridge financing. The remaining proceeds would be used for a debt service reserve fund, one year of construction period interest and financing costs. The Company is working to finalize and complete this bond-financing package during the fourth quarter of 1999, with the pending completion of a $5 million government guaranteed loan package in conjunction with an Arkansas based bank. The Company's current financing and operating plan is dependent upon closure of the $16.5 million bond financing package, and, to a lesser extent, closure of the $5 million government guaranteed loan package. There is no assurance that the Company will be successful in its efforts to complete the above described bond financing in a timely manner or complete the process and receive the bond proceeds out of escrow.

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

The Company began implementing a production plan in 1998, which was designed to focus and streamline production at two plants and increase sales to levels sufficient to support operations. Although the Company is nearing completion of its initial production plan as it works to finish construction of the third Arkansas extrusion line and implement additional plastic recycling and material transfer equipment, it will require an additional $700,000 to complete this work. Additional financial resources will be necessary to fund maturities of debt and other obligations as they come due late in 1999, if the $16.5 million bond issue is not successfully released from escrow in a timely manner.

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

                                           Nine Months        Nine Months
                                             Ended               Ended
                                       September 30, 1999  September 30, 1998
                                          (unaudited)         (unaudited)
                                       ------------------  ------------------
       Receivables                        $  (960,294)       $  (384,031)
       Note receivable                             --             15,000
       Inventories                            (45,646)           (22,249)
       Prepaid expenses and other             (30,317)          (125,870)
       Accounts payable -
        trade and related parties             495,332            731,210
       Accrued liabilities                    146,300            171,853
                                          -----------        -----------
                                          $  (394,625)       $   385,913
                                          ===========        ===========

         Cash paid for interest           $   131,131        $    34,374
         Cash paid for income taxes                --                 --

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                             Nine Months Ended     Nine Months Ended
                                             September 30, 1999   September 30, 1998
                                               (unaudited)           (unaudited)
                                             ------------------   ------------------
Notes payable for financing
 of insurance policies                          $  106,788              $104,027
Accounts/notes payable for equipment             1,558,989               140,006
Capital lease obligation for equipment                  --               110,000
Class A common stock issued in payment
 of accounts payable                                    --                11,033
Series B preferred stock issued in payment
 of accounts payable - related parties                  --               400,000
Series B preferred stock issued in payment
 of notes payable                                       --               100,000

Note 5: Significant Accounting Policies

         Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:


                                       September 30, 1999         December 31,
                                          (unaudited)                1998
                                       ------------------         ------------
Raw materials                                $543,860               $486,068
Work in process                               238,975                263,573
Finished goods                                109,382                 96,930
                                             --------               --------
                                             $892,217               $846,571
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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of September 30, 1999. Such assessment required the Company to make certain estimates of future production volumes and costs and future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also significantly decrease below previous historical cost levels.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance subsequent to the completion of its production plan will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Springdale and Junction manufacturing facilities, which was $10,295,013 at September 30, 1999.

Note 6: Commitments and Contingencies

In June 1992, Mobil Oil Corporation (Mobil) commenced an action against the Company in the United States District Court for the District of Delaware entitled "Mobil Oil Corporation v. Advanced Environmental Recycling Technologies, Inc." In the complaint, Mobil sought entry of a declaratory judgment that:

     o AERT was without right or authority to threaten suit against Mobil or our customers for alleged infringement of AERT patents;

     o    certain AERT patents were invalid and unenforceable; and

     o Mobil had not infringed the AERT patents through any products or method.

Mobil sought no monetary damages in that suit, but did seek reimbursement of its attorneys' fees.

The Company denied Mobil's claims and asserted counterclaims against Mobil and three Mobil executives for:

     o an illegal combination or contract in restraint of trade in violation of federal antitrust laws;

     o a pattern of intentional misconduct constituting an attempt to monopolize in violation of federal antitrust laws;

     o    breach of a confidential relationship between Mobil and AERT; and

     o    unfair competition.

The Company sought monetary damages, punitive damages and injunctive relief.

In February 1994, after a trial on the patent issues, the court held that four AERT patents on the Company's composite product technology were invalid and that Mobil had not infringed the patents.

In March 1995, the Company filed a motion with the Court alleging prejudicial misconduct by Mobil prior to the trial. The Company also filed an appeal with the U.S. Court of Appeals in July 1995. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling which had held that two of the patents were invalid, and that Mobil did not infringe but nevertheless ruled that Mobil did not infringe such patents. The Company did not further appeal this ruling.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs for $2.7 million. In September 1999, the Delaware Court dismissed the Mobil Motion for Attorneys' Fees, for a second time. The Court also dismissed AERT's Motion for New Trial Based Upon Discovery Misconduct and AERT's Motion to Supplement Record.

The Company have evaluated this recent development and after consultation with legal counsel, have filed a notice of appeal on dismissal of the prejudicial misconduct motion; however, there can be no assurance that the Company will receive a more favorable outcome upon appeal.

Mobil has also filed a notice of appeal on denial and dismissal of the attorneys' fees motion. The AERT counterclaims are still pending although Mobil is no longer in the composite products business.

Note 7: NASDAQ Listing Requirements

The Company's Class A Common Stock is traded in the over-the-counter market and is listed on The Nasdaq Stock Market(R) under the symbol AERTA. In order to remain listed on Nasdaq, the Company is required to meet certain criteria (maintenance standards) established by Nasdaq. One such maintenance standard is a minimum bid price of $1.00 per share. The Company has been formally notified by Nasdaq of increased listing and maintenance standards for both the Nasdaq National and SmallCap Markets. The increased Nasdaq listing standards went into effect on February 23, 1998. The increased listing and maintenance standards include a minimum bid $1.00 common stock price and a $2 million net asset value. On October 13, 1998, the Company was notified that it did not meet the $1.00 minimum bid price for continued listing. The Company was given ninety days, until January 13, 1999, to regain compliance. The Company did not achieve compliance during the grace period and subsequently requested a hearing. On March 12, 1999, the Company attended a hearing in the matter of the continued listing of the Company's stock in The Nasdaq Stock Market, presented its plan to regain compliance, and requested additional time to comply. On May 7, 1999, after a review of the Company, Nasdaq decided to continue listing the Company's stock if the Company could maintain a closing bid price of at least $1 per share beginning May 17, 1999, and for the ten subsequent trading days. The Company was also required to file its first quarter report on Form 10-Q by May 17, 1999. In June 1999, Nasdaq informed the Company that it had complied with all of the necessary terms, and that its stock will continue to be listed on the Nasdaq SmallCap Market.

Based upon this Nasdaq notification, the Board of Directors voted unanimously to cancel a pending proposed reverse stock split earlier this year. In July 1999, Nasdaq sent the Company correspondence stating its concerns over the Company's ability to sustain compliance with the Nasdaq's continuing inclusion requirements. Nasdaq also requested certain information from the Company for it to evaluate. The Company submitted information in late July, and awaits further correspondence from Nasdaq.

Note 8: Other Litigation

The Company, along with its officers and directors, was previously a defendant in an action in federal court in Texas brought against it by a former manager involving an employment termination and dispute. The suit was recently dismissed in Federal Court in Texas. The Company then filed a motion in state court requesting a summary judgment that it has met its obligations and only seeking its attorney's fees. The former employee then filed a motion to move jurisdiction back to federal court with a counterclaim for damages. The Company views this action as without merit.

Note 9: Bond Financing

If the Company completes the bond financing, it will incur associated fees of approximately $1,080,000, which will be paid from bond proceeds, and the underwriter will be entitled to 300,000 shares of Class A Common Stock at $.01 per share under terms of the financing agreement. The underwriter will then also have a right of first refusal for any future tax-exempt bond financings for up to 5 years.

Note 10: Preferred Stock Milestone Failure

The preferred stock agreements require that the Company meet certain milestones relating to sales volume and cash flows. The sales volume required for the first quarter of 1999 was $4,500,000 and sales for the first quarter were $4,534,274. The sales volume required for the second and third quarters of 1999 was $6,000,000. Sales for the second and third quarters were $4,806,709 and $5,794,834, respectively. Therefore, a milestone failure has occurred in both the second and third quarters. The other milestone relates to a requirement for positive cash flow from operations beginning with the fourth quarter of 1998. The Company met this requirement for the fourth quarter of 1998 and the first three quarters of 1999.

The above milestone failure gives the holders of the preferred stock the right to convert the preferred stock at the lower of the fixed conversion price or the variable conversion price.

Note 11: Issuance of Options

During the second quarter, the Company granted 750,000 options at an exercise price of $1.00 per share to an officer, and major shareholder of the Company, who also serves as the Secretary. Such options expire five years from their date of issuance and are vested based upon continued association and employment. No compensation expense has been recognized as the market price of the related common stock on the date of grant was less than or equal to the granted exercise price.

Note 12: New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS 133, as amended, applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. Management has not assessed the impact of adopting SFAS 133, but does not believe the impact will be significant to the financial statements.

                               ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of September 30, 1999, and the related statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

Dallas, Texas
November 15, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC., (AERT or the Company) has commercialized and manufactures a growing line of low-maintenance composite building materials which are increasingly sold into several significant segments of the $190 billion plus U. S. Homebuilding Industry. AERT is a unique customer driven entity, which utilizes low cost waste materials such as recycled polyethylene plastics and waste wood fibers as its primary raw material sources to produce several value added products, which favorably compete in the national door and window, industrial flooring and residential decking markets. The products are marketed under the trade names MoistureShield(R), LifeCycle(TM), ChoiceDek(TM) and DreamWorks(TM) and exhibit superior moisture-resistance and dimensional stability when compared to traditional wood products. AERT products do not require toxic chemical or preservative treatments and have been extensively tested.

The Company's impressive and growing customer base includes such national brands as Therma Tru Doors, Peach Tree Doors and Windows, Crestline and Vetter Windows, Carolina Builders and Weyerhaeuser BMD. Since inception (1988) to September 30, 1999, AERT has sold in excess of $54.4 million of composite building materials into the U. S. market. A second composite extrusion and manufacturing plant is currently nearing initial completion, which has resulted in increased net quarterly sales to a level of $5.79 million. With two manufacturing plants nearing completion and a third preparing to commence construction, AERT is positively positioned to grow and meet the ever-increasing needs of the marketplace for low-maintenance building materials.

With one plastic recycling and two composite extrusion plants in operation, the Company is focusing production and product lines, in order to attain improved efficiencies and increased production. With a pending $16.5 million Industrial Revenue Bond financing nearing completion, the Company intends to further expand its production capabilities with the upcoming additions of a second plastic recycling facility to be followed by a third composite manufacturing facility over the next 18 months. This additional recycling and manufacturing capacity consisting of initially four additional extrusion lines (designed for up to six) is designed to further increase production and sales over the next 18 months to the $75 million annualized level and yield increased net income once completed.

Results of Operations

Quarter Ended September 30, 1999 Compared To Quarter Ended September 30, 1998

The Company's production plan implemented during 1998 began to yield results and substantially increased production during the quarter and resulted in an all-time quarterly net sales record of $5.79 million for the quarter ended September 30, 1999.

Sales increased for decking products from $971,311 for the quarter ended September 30, 1998 to $2,824,782 for the quarter ended September 30, 1999, yielding a $1,853,471 or 190% increase. MoistureShield(R) industrial component sales increased from $2,315,046 for the quarter ended

September 30, 1998 to $2,970,052 in the comparable period in 1999, resulting in a $655,006 increase. The sales increase was accomplished with construction still ongoing and not yet completed at the Springdale plant.

The Company believes that as additional decking production increases in Texas and as the MoistureShield(R) production switch to Arkansas is completed, sales for both product lines will continue to increase, gross margins will continue to improve and positive cash flows and profitability will further improve during subsequent quarters, at both plants and divisions once construction is completed.

Of said third quarter net sales of $5.79 million, $3.07 million was generated from the initial Texas plant while $2.72 million was produced from the Arkansas plant. The Texas plant produced a positive gross margin of $932,278 or 30.3%, while the Arkansas plant, still under construction, produced a gross margin of 9.8%. Operating income was $493,866 or 16.0% for Texas, compared to a loss of $342,989 or (12.6%) for Arkansas. The net loss was $451,018 for Arkansas compared to a positive $492,356 profit for Texas which overall yielded a net profit (before dividend) of $41,338 for the quarter.

Cost of goods sold was $4,593,646 for the quarter ended September 30, 1999 versus $3,186,944 for the comparable period in 1998. Gross margin increased to a positive $1,201,188 in 1999 versus $99,413 for 1998, a $1,101,775 improvement.
The overall gross margin as a percent of sales increased significantly in 1999 versus 1998, to 20.7% vs. 3.0%. Further operations improvement was restricted due to increased administrative costs and construction inefficiencies experienced at both plants during the quarter. The Company also experienced raw material cost increases during the quarter.

Gross margin improved to 20.7% of net sales for the third quarter of 1999. The Company reported operating income of $150,877 for 1999 versus an operating loss of $646,219 for the third quarter of 1998, an improvement of $797,096. With interest costs of $109,539, income before dividends on convertible preferred stock for the quarter was $41,338 or $.00 per share versus a loss of $990,223 or ($.04) per share for the comparable period in 1998 yielding a $1,031,561 improvement. Accrued dividends for preferred stock totaled $73,096 for the quarter. This accrual resulted in a net loss for reporting purposes of $31,758 for the quarter. Interest expense for the quarter ended September 30, 1999, was reduced to $109,539 compared to $344,004 for the comparable period in 1998. The decreased interest expense was attributable to a reduction in debt discount amortization related to the bridge financing, as well as a principal reduction by the Company in regard to the bridge notes.

The Company expanded its Springdale plant in 1998 with $3.1 million in short-term debt and intends to restructure the remaining $1.9 million debt, plus purchase its existing manufacturing facility for $1.75 million (assuming successful completion of the pending bond financing) during the fourth quarter of 1999. Legal issues delayed completion of the bond financing until the third quarter. The bond financing is intended to further reduce the current interest expenses associated with the bridge notes in conjunction with reducing monthly lease payments by purchasing the existing Springdale facility over a longer term. It is also intended to help reduce the current negative working capital position. The new Springdale extrusion facility consists of two lines with a third nearing completion. These lines are in addition to three extrusion lines at the original Texas facility. The Company believes successful completion of these transactions will greatly reduce its current working capital deficit by shifting short-term payables and debt into long-term debt in subsequent periods while continuing to increase and improve gross margins in order to further increase positive cash flows and profitability from operations.

The net sales of $5.79 million for the quarter ended September 30, 1999, represented a significant increase over the third quarter of 1998, up $2.5 million or 76%. This increase affirms that the Company continues to have strong customer demand for its products and that the Company's plan, in regards to the addition of the Springdale plant, is beginning to demonstrate overall increased production, improved gross margins, and positive cash flows from operations.

Cost of goods sold was $4,593,646 for the third quarter of 1999 compared to $3,186,944 for the third quarter of 1998. Overall cost of goods sold as a percentage of sales decreased. Increases were experienced in all major expense categories, due to increased production volumes, increased sales and operating costs associated with the second plant. Payroll costs and depreciation increased due to the start-up of the new plant in Springdale, Arkansas. Material costs increased primarily due to increased production and sales volumes and increased raw material plastic costs. The overall cost of goods sold to sales ratio decreased significantly from 1998 due to increased emphasis on production efficiencies, cost controls and execution of the production plan.

Significant categories are as follows:


              Expense Category                   1999             1998
              ----------------                ----------       ----------
              Payroll and payroll taxes       $1,625,621       $1,135,806
              Depreciation                       475,019          401,436
              Direct material costs            1,475,763          753,324
              Other                            1,017,243          896,378
                                              ----------       ----------
              Total                           $4,593,646       $3,186,944
                                              ==========       ==========


Selling, general and administrative expenses were $1,050,311 compared to $745,632 for the third quarter of 1998. Although sales increased approximately $2.5 million or 76%, SG&A expenses rose only 40.9% or $304,679 in the quarter ended September 30, 1999 over 1998. Approximately $103,000 of the increase was attributable to increased sales commission and factoring costs, which was a direct result of the increased sales of $5.79 million for the quarter. Professional fees, primarily legal, increased to $98,812 for the quarter, primarily due to settling issues with a bad receivable account, a former employee lawsuit and a non-performing paint system.

Operating income for the quarter ended September 30, 1999, was $150,877; a $797,096 improvement from the $646,219 loss reported for the comparable period in 1998. Net loss (basic and diluted) per weighted average common share outstanding was $.00 for the quarter ended September 30, 1999. This compares to a net loss (basic and diluted) per weighted average common share outstanding of $.04 for the quarter ended September 30, 1998. The Company is currently completing construction on the initial phases of the Springdale plant implemented last year to provide for better operating efficiencies, streamlining and increasing the production of both facilities.

With the Company's initial production plan nearing completion and assuming successful completion of the pending bond financing, the Company could soon be in a rapid expansion and growth mode. Building plants, starting up machinery, hiring and training qualified people is a difficult task. In preparation of and in order to accomplish this, the Company has retained several experienced professionals to help manage its aggressive construction schedule, as well as streamline and train additional people for its operations. Hiring, training and retaining quality people will be an essential part of the Company's success. The ability to manage growth while also attaining positive earnings will also be crucial to success.

The initial plastic reclamation facility was also recently expanded and is designed to allow the Company to internally produce a substantial portion of its recycled plastic feed stocks. With these improvements primarily completed, the Company believes it can further increase production capacity, attain further efficiency improvements, streamline production runs and reduce line changeovers. In addition, further automation and process control of the production processes, increased plastic raw material sourcing, increased plastic throughputs and increased security is planned. The Company believes it will successfully complete the initial phases of its production plan, including the addition of the third extrusion line at the Springdale facility in the fourth quarter of 1999. Management currently believes the Company is in a sustainable positive cash flow position from operations and should continue to improve during subsequent periods.

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

Liquidity and Capital Resources

At September 30, 1999, the Company had a working capital deficit of $5,734,893 compared to a working capital deficit of $4,625,935 at December 31, 1998. The deficit is mainly attributable to the Company's expansion and construction program at the Springdale facility with short-term debt and its efforts to complete and start-up the third extrusion line and further increase plastic processing capacity at that facility. The Company increased production by utilizing short-term financing to maintain its diversified customer base in order to increase its production and manufacturing capabilities above the $30 million annualized sales levels for the 1999 summer building and construction season. The Company expended approximately $3.7 million in construction and plant expansion costs during 1998. The Company expended an additional $1.1 million, $1.35 million and $459,000 for construction and plant expansion during the first, second and third quarters, respectively, of 1999. These expansions were designed to substantially complete the new Springdale facility and add additional extrusion and moulding capacity.

The Company during the second quarter of 1999, in response to pending zoning requirements for a proposed bond financed manufacturing expansion, accelerated completion of air quality and pollution control equipment at the Springdale facility. This was done by management, as a condition of the pending bond financing and required approximately $400,000 in resources to be utilized and diverted from the previous allocation for completion of the third Springdale extrusion line. Completion of the third extrusion line was then slowed and financed out of ongoing cash flow while the bond financing was pending completion. The lack of production from a third extrusion line at Springdale also limited further sales increases during the third quarter and will not contribute significantly in the fourth quarter.

With the air quality work complete at the Springdale plant, the Company recently submitted its emission data to a state regulatory agency and received formal notification of full compliance of air quality regulations. The third Springdale extrusion line is now nearing completion and will require an additional $100,000 to complete and bring on-line by year-end.

The initial construction was financed in part by short-term bridge loans of $3.1 million, of which approximately $1.2 million had been repaid or converted to preferred stock by March 31, 1999. In addition, the Company received $1.54 million from the voluntary B and C warrant exercises and $2.9 million from the issuance of preferred stock to close associates of the Company. Of said preferred stock issuance, $1,050,000 of the bridge loan was converted or paid down with the remaining balances extended until December 1, 1999. The Board of Directors allowed a voluntary warrant conversion period until February 12, 1999, at which time 3,224,776 B and C Warrants were allowed to expire. In addition, 42,866 Class I warrants were allowed to expire as of June 30, 1999. The Company has also purchased a key-man life insurance policy for $4 million on Joe G. Brooks during this interim construction period and is seeking an additional $2.5 million policy on J. Douglas Brooks. The Company intends to maintain these policies as a condition of the corporate financing package.

Cash and cash equivalents were $505,024 as of September 30, 1999, a decrease of $109,470 compared to December 31, 1998. Significant components of that decrease were: (i) cash provided by operating activities of $1,089,710, which consisted of a net loss for the period of $269,862, increased by depreciation and amortization of $1,391,686, and decreased by other sources of cash of $32,114;
(ii) cash used in investing activities of $1,831,719; and (iii) cash provided by financing activities of $632,539, which consisted of proceeds from the exercise of options and warrants of $990,608, proceeds from note issuances of $300,000 and payments on notes and capital lease obligations of $658,069. At September 30, 1999, the Company had notes payable in the amount of $2,892,376, of which $2,885,344 were current notes payable or current portion of long-term debt. Of said notes, $1,907,464 was to the bridge noteholders and $822,878 was to the majority shareholder.

The Company successfully completed on October 14, 1999, an escrow closing of $16.5 million in tax-exempt bonds with an institutional investor. With the addition of two additional operating production lines at the Springdale facility, in addition to the one that operated for 8 months in 1998, the Company believes it can attain profitability and increase cash flows from operations during subsequent quarters. In fact, positive cash flow from operations exceeded $1 million for the nine months ended September 30, 1999, an improvement of $1,350,940 over the $261,230 negative cash flow from operations during the first nine months of 1998. Excluding the increases and decreases in current assets and current liabilities, the cash provided by operating activities approximated $1.48 million. Based upon this, and upon increased extrusion operating efficiencies and throughputs, which are currently meeting management's expectations, the Company believes that sufficient sales and earnings capacity is in place to reduce payables and restructure debt conventionally if the bond issue were to be further delayed. This would require refinancing the remaining $1.9 million in bridge notes along with approximately $3 million in construction payables as of September 30, 1999.

Therefore, management is currently working to successfully finalize the bond offering of $16.5 million tax-exempt in conjunction with a $5 million taxable government guaranteed loan package. Of said financing, $1.75 million is to be used to purchase the existing 10 acre and 103,000 sq. ft. Springdale site, $2 million to refinance existing equipment and repay the remaining bridge notes and $1.78 million for current construction in progress. In addition, of said bond proceeds $1,270,150 has been allocated for acquisition of an additional 18.6 acres plus site improvements, $2,802,450 for additional plastic recycling equipment and capacity and $7,910,625 for additional extrusion and manufacturing capacity. It is anticipated that of said $5 million government guaranteed loan, $2.5 million will be paid back once the bonds break escrow and said amount may be reserved to finance additional extrusion equipment later next year.

A significant portion of the new extrusion capacity is planned for the new DreamWorks(TM) decking line. Management has increased production capacity in order to address the Company's customers' demands. With what it believes will be a successful bond completion during the fourth quarter of 1999, a significant amount of short-term debt ($1.9 million) plus interim construction payables of $3 million as of September 30, 1999, will be restructured into longer-term obligations. The aforementioned conditions combined with the Company's improved operating status has the Company working to eliminate the negative working capital deficit in the near future. Successful completion of the bond financing would significantly reduce the current working capital deficit by up to $5 million.

Once the bond offering is completed, this expansion will continue through first quarter 2000, as a fourth extrusion line or additional extrusion throughput capacity is added and the Springdale composite plant is completed. This expansion is designed and intended to increase overall manufacturing capabilities and sales above the $50 million annualized sales level. The Company does not intend to further expand beyond the third extrusion line in Springdale until the pending bond financing is complete.

The Company previously maintained an accounts receivable factoring agreement for up to $900,000 through an affiliated company of a related party. The terms of this initial agreement called for the factor to advance 99.12% of the total of invoices presented by the Company, and for the Company to indemnify the factor against loss of the amounts advanced. In March 1999, the Company's majority shareholder increased the Company's factoring line to $2 million. The new terms allow the factor to charge up to 2% per invoice, and the Company must guarantee the receivables. It is currently estimated that the factor charges will average around 1.5% during 1999. The Company has three notes payable to the majority shareholder, which had a total balance of $822,878 at September 30, 1999. In November 1999, the Company requested and received an increase its factor line to $2.5 million.

The Company has continued to improve and has generated positive cash flows from operations during the first, second and third quarters. Furthermore, the Company continues to attempt to improve production rates and efficiencies in an effort to reduce or eliminate the need for additional future capital to support existing operations. Further, continued improvements in production efficiency and capacity, consistent and reliable raw material supplies, and hiring, training and retaining qualified people will be required for the Company to increase and to maintain sales levels that will allow the Company to grow and increase sales. There can be no assurance that such improvements in production efficiencies or capacities will continue to improve or can be sustained.

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

ITEM 4.  YEAR 2000 UPDATE

The Company has been and is currently conducting an evaluation of the potential effects of the Year 2000 issue on its operations. The evaluation is ongoing, however at this time, management of the

 Company is not aware of any problems that will occur within the Company's plant operations. The Company has contacted the two major manufacturers of its operating equipment and has been informed by them that they are not aware of Year 2000 issues with the equipment. The Company plans to finalize contacting the remaining equipment manufacturers during the fourth quarter of 1999. The Company has been in contact with some of its significant vendors and customers to determine their Year 2000 status and plans to continue to contact others during the fourth quarter of 1999. In assessing the impact of the Year 2000 on administration, including accounting and financial reporting, the Company has updated its financial accounting software and was provided documentation that the software is Year 2000 compliant. The Company upgraded its telephone system in Springdale and it is now Year 2000 compliant. Based on the information above, the Company does not anticipate a material financial impact as a result of the Year 2000 issue. However, the Company has no control over Year 2000 compliance by its customers and vendors. If the Company's customers and vendors are not prepared for the Year 2000 issue, this could result in a material adverse financial impact to the Company, however, the Company believes it is unlikely based on the nature of its business, customers and vendors. The Company will be developing a contingency plan in the fourth quarter to deal with any Year 2000 issues that may occur.

PART II.   OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

In June 1992, Mobil Oil Corporation (Mobil) commenced an action against the Company in the United States District Court for the District of Delaware entitled "Mobil Oil Corporation v. Advanced Environmental Recycling Technologies, Inc." In the complaint, Mobil sought entry of a declaratory judgment that:

     o AERT was without right or authority to threaten suit against Mobil or our customers for alleged infringement of AERT patents;

     o    certain AERT patents were invalid and unenforceable; and

     o Mobil had not infringed the AERT patents through any products or method.

Mobil sought no monetary damages in that suit, but does seek reimbursement of its attorneys' fees.

We denied Mobil's claims and asserted counterclaims against Mobil and three Mobil executives for:

     o an illegal combination or contract in restraint of trade in violation of federal antitrust laws;

     o a pattern of intentional misconduct constituting an attempt to monopolize in violation of federal antitrust laws;

     o    breach of a confidential relationship between Mobil and AERT; and

     o    unfair competition.

We sought monetary damages, punitive damages and injunctive relief.

In February 1994, after a trial on the patent issues, the court held that four AERT patents on our composite product technology were invalid and that Mobil had not infringed the patents.

In March 1995, we filed a motion with the Court alleging prejudicial misconduct by Mobil prior to the trial. We also filed an appeal with the U.S. Court of Appeals in July 1995. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling which had held that two of the patents were invalid, [and that Mobil did not infringe] [but nevertheless ruled that Mobil did not infringe such patents]. We did not further appeal this ruling.

In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs for $2.7 million. In September 1999, the Delaware Court dismissed the Mobil Motion for Attorney's Fees, for a second time. The Court also dismissed AERT's Motion for New Trial Based Upon Discovery Misconduct and AERT's Motion to Supplement Record.

We have evaluated this recent development and after consultation with legal counsel, have filed a notice of appeal on dismissal of the prejudicial misconduct motion, however there can be no assurance that we will receive a more favorable outcome upon appeal.

Mobil Oil has also filed a notice of appeal on denial and dismissal of the attorney's fees motion. The AERT counterclaims are still pending although Mobil Oil is no longer in the composite products business.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.






BY: /s/ Joe G. Brooks                             BY: /s/ Edward J. Lysen
    ------------------------                          --------------------------
    JOE G. BROOKS                                     EDWARD J. LYSEN
    Chairman                                          Chief Financial Officer


Date: November 15, 1999                           Date: November 15, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1                    Financial Data Schedule