Form 10-K405
period 1999-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2000-04-14
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1999

                         Commission File Number 1-10367


               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

         DELAWARE                                        71-0675758
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    914 N. JEFFERSON STREET
    P. O. BOX 1237                                         72765
    SPRINGDALE, ARKANSAS                                 (Zip Code)
(Address of Principal Executive Office)

Registrant's telephone number, including Area Code:  (501) 756-7400

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

Number of shares of the common stock outstanding at
December 31, 1999: CLASS A -  24,251,497
                   CLASS B -   1,465,530

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC. (AERT or the Company) manufactures and markets composite building materials that can be used as an alternative to traditional wood products for certain applications. We use waste wood fiber and reclaimed polyethylene plastics as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic and have been extensively tested and used by several leading national companies, such as the Weyerhaeuser Company and Therma Tru Corporation. Our products are marketed under the LifeCycle(R), MoistureShield(R), ChoiceDek(R) and DreamWorks(TM) trade names.

         Our sales are primarily in the following three markets:

          o    exterior door and window components,

          o    commercial and residential decking surface components, and

          o industrial flooring, in the form of floor blocks for industrial applications.

         Our decking components and a limited amount of door and window components are currently manufactured by our facility in Junction, Texas. We are near initial completion of the expansion of our manufacturing capabilities at our second composite manufacturing and plastic reclamation facility in Springdale, Arkansas. We have two extruder lines and a plastic facility in operation. The third extrusion line will be operational in the second quarter of 2000, which will complete the initial construction in our second manufacturing facility. A fourth composite extrusion line may be added at our initial Springdale manufacturing facility in late 2000. A second plastic recycling facility and a third composite extrusion facility are planned for Springdale later in 2000 or the first quarter of 2001.

         Because of their plastic content, our composites exhibit the following attributes:

          o they are engineered for superior moisture resistance and will not swell or expand like wood,

          o they do not require preservative or chemical treatments like traditional wood,

          o they can be designed and extruded through dies to a desired shape in accordance with customer specifications, minimizing waste,

          o they are less subject to rotting, cracking, warping, splintering, insect infestation and water absorption than conventional wood materials, and

          o they are denser than the straight-grained, clear grades of wood from western United States forests, traditionally used in the building applications for which our products compete.

         Because of their wood fiber content, our composites are less subject to thermal contraction or expansion and display greater dimensional stability than conventional plastic materials. Our manufactured products maintain many properties similar to traditional wood materials.

         The composites manufacturing process involves proprietary and patented technologies and specialized manufacturing equipment, custom-built or modified for us. The process uses plentiful, lower cost, raw materials, such as recycled plastics and wood-filler materials and, in certain cases, special additives or virgin plastics in varying mixtures. The mixtures can be specifically formulated based on our customers' desired end product specifications. The encapsulation of wood fibers in plastic creates a consistent material, free of foreign matter, which can be extruded into a desired shape. Our composite building material became a patented product in June 1998 (U.S. Patent No. 5,759,680).

         AERT has increased net sales from $7,982,381 in 1997 to $12,408,591 in 1998 and to $19,917,133 in 1999, and has sold in excess of $59 million of composite building materials since inception. The Company has proven products today in several million homes in the United States. Proceeds from $16.5 million in tax-exempt bonds currently in escrow are intended to further increase manufacturing capacity in Springdale, Arkansas, subject to the Company meeting certain requirements described herein. The construction of additional manufacturing capacity will not start until after the completion of the initial Springdale plant and the successful startup of the third composite extrusion line. This is anticipated in April 2000. The Company intends to break escrow of the $16.5 million bond financing in stages, as production and subsequent construction progress on the third manufacturing facility. This additional manufacturing capacity is intended to increase annualized sales in excess of $70 million with the successful completion and start-up of up to three additional extrusion lines over the next 18 months. With two plants fully operational and a third planned for the near future, AERT will be uniquely positioned to positively address the ever-increasing needs of the market place for low-maintenance composite building materials.


BACKGROUND AND HISTORY

         AERT was founded in 1988, by the Brooks family and associates of Springdale, Arkansas. Since inception, the Company has developed, patented, and commercialized several new technologies and products, which significantly advance state-of-the-art reclamation of polyethylene plastic scrap and related manufacturing processes. Polyethylene plastic is the largest segment of the plastic waste stream and used primarily for packaging in items ranging from milk carton and frozen food linings to grocery bags and milk jugs. The Company utilizes its proprietary and patented technologies to produce an innovative and growing line of moisture-resistant and dimensionally stable engineered composite building materials. The composite materials are hard, dense, short-grained substances with a dark, speckled surface appearance depending on the wood fiber. They are manufactured utilizing primarily recycled polyethylene plastics (both low and high density) and waste wood fibers. These materials are primarily targeted at the national door and window component market, the industrial-flooring market, and the residential decking market under the trade names LifeCycle(R), MoistureShield(R), ChoiceDek(R), and DreamWorks(TM). Since inception (1988) to December 31, 1999, the Company has generated net sales of $59,245,089, primarily into the U.S. residential homebuilding market.

         The Company's initial penetrations into the national building and construction markets were focused on value added components such as door rails, door subsills, windowsills and other exterior moisture stress areas. These are primarily the major problem areas that manufacturers have in regard to rotting, swelling and warping with wood. Therefore, AERT initially targeted this market segment to maximize the value of its product line, in addition to addressing a well-defined need in the marketplace for a wood component replacement which does not absorb moisture, swell or rot.

COMPOSITE MANUFACTURING

         Principals of the Company began working on developing processes for re-utilizing and recycling wood and plastics in 1985. Since that time, extensive expertise has gone into the development of several patents that have significantly advanced the state-of-the-art reclamation of plastic scrap and related manufacturing processes. The composites manufacturing process involves proprietary and patented technologies and specialized manufacturing equipment, custom-built or modified for the Company's purposes. It utilizes recycled plastics and wood-fiber materials and, in certain cases, special additives or virgin plastics in varying mixtures, which can be formulated, based on the customer's desired end-product characteristics. A key advantage of the Company's process is the ability to utilize plentiful, low-cost raw material components, encapsulate the wood fibers in the plastic and create a consistent material, free of foreign matter, which can be extruded and/or machined into a desired shape, while the end product maintains many properties similar to traditional wood materials.

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

         The Company initiated sales of its LifeCycle(R) decking components early in 1993, however, the fire at the composite facility severely limited production and the decking project was delayed as the plant was rebuilt.

         In May 1995, we entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser, a large forest products company, for sales of our LifeCycle(R) line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser has marketed this product under the trade name ChoiceDek(R) through their distribution centers located throughout the United States. ChoiceDek(R) decking sales have been limited to date by our limited manufacturing capacity, which we are in the process of significantly increasing.

         In 1999 gross decking sales increased to $10.4 million from $4.3 million in 1998. Although significant customer demand existed for substantially higher sales, the Company has historically been unable to increase production sufficiently on a scale large enough to meet its customers' increasing demands.

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

Using certain plastics recycling technologies, which such paper recycling companies do not generally have available, the Company has been able to economically recover polyethylene suitable for use in its composite manufacturing process at prices below that of virgin plastic.

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

         Through 1995, the Company's plastic reclamation facility was also involved in sales of recycled plastics to third- party film manufacturers. The materials desired by these customers required substantial processing beyond that necessary to produce raw materials for the composites facility, and sufficient efficiencies of scale and market demands were never attained. Mandatory federal plastic recycling content legislation also died in 1995 and failed to be enacted. These issues, combined with increased sales of the Company's composite products and the composites division's increased raw-material requirements, prompted the Company, in the first quarter of 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to its Junction composites operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third-parties, for other equipment which was utilized to process raw-materials and for additional equipment necessary to complete the installation of a third production line at the Company's composite facility.

         The Company experienced a series of extensive fires that caused substantial damage during the last half of 1996 at its Rogers, Arkansas plastic reclamation facility. These fires in September and December of 1996 set back the Company's plastic reclamation program and the resulting supply disruption of plastic raw materials limited composite sales growth. The claim regarding the September fire was settled in late 1996 for approximately $379,000, and the Rogers plastic reclamation operation recommenced in late November. In December 1996, the undamaged portion of the Rogers facility then suffered a second major fire, and the manufacturing portion experienced extensive damage, causing the facility to be closed. Both fires were deemed incendiary by independent investigators. The Company's rebuilding efforts were delayed for most of the first half of 1997 due to the ongoing fire investigation and insurance settlement delays. The December fire claim was finally settled in June 1997 for $1.9 million. The Company began relocating and reestablishing its internal plastic recycling capacity at the facility in Springdale, Arkansas in late 1997. This project was completed in 1999.

         The pattern of continued fires caused the Company's fire insurance to be cancelled. The Company was able to renew its fire insurance, but at a substantially higher rate. The Company has increased security and added armed guards at its facilities. Following the fires, the Company experienced competition for several of its plastic polywaste sources. Another major fire or similar disruption could materially adversely affect the Company, and could cause it to lose its ongoing supply sources from plastic waste generators that might switch to competitors rather than wait on the Company to again rebuild its recycling facilities.

PRODUCT TESTING AND FIELD HISTORY

         The Company has completed extensive testing of its products, developed substantial positive-field history since inception in 1988, and continues to add additional original equipment manufacturers (OEM) accounts in the door and window market for components parts. The Company also works closely and has developed strong relationships with its customers' research and development departments. This has allowed the Company to compete against higher-end plastic, wood and engineered combinations and component systems and stay away from commodity pricing. To accomplish this, AERT set up a millwork and fabrication division and initiated manufacturing and selling finished products as component parts to customer specifications. These customer relationships have also provided the Company access to extensive experience in regard to long-term 25-year testing; or accelerated aging of materials under extreme external environmental conditions. An example of this testing was the Company having to bury its products into termite mounds in Hawaii for a year. The Company has completed extensive third party independent testing of its products and has prepared a BOCA application for building code approval, which will be filed during the second quarter of 2000, for its decking products.

         The Company's rot-proof, moisture-resistant component parts are now in several million door and window components and market share is now increasing rapidly. With increased sales to Therma Tru Doors, the addition of several OEM's such as Carolina Builders, Peachtree and numerous small shop-built window manufacturers, the pending addition of several large customers and the Weyerhaeuser extruded decking line, the Company has strong composite sales demand in place.

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

         The Company was sued in Delaware, in June 1992, by Mobil Oil Corporation seeking a declaratory judgement that four recently issued composite product patents were invalid and unenforceable. This was after several members of the Mobil Composite Products staff toured the AERT Junction, Texas facility in 1991 and signed confidentiality agreements. In February 1994, in litigation with Mobil Oil Corporation, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid (See Item 3. Legal Proceedings). Two patents were later restored upon appeal in 1995. The Company's additional pending applications relate to additional manufacturing apparatus and technology involving its film reclamation processes. There can be no assurance such additional patents will be allowed, or if allowed that they will not be challenged and invalidated. The cost of patent protection, and in particular, patent litigation is extremely high. It can also strain resources and inhibit growth of emerging companies. AERT intends to take other steps reasonably necessary in the future to protect its existing technology and any technology that may be subsequently developed. The Company may license its technologies to industrial users in the future, and or enter into joint ventures, if licensing terms can be agreed upon and if the Company believes it can preserve adequate demand for its own products.

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

         The Company is near completion of the initial expansion of its manufacturing capabilities at its composite manufacturing and millwork facility in Springdale, Arkansas. The third extrusion line for the Springdale facility is scheduled to become operational in April 2000. Due to continued and increasing strong customer demands, a third facility is planned on the recently acquired
18.6 acres that adjoin the current Springdale facility in late 2000 or in the first quarter of 2001, with the breaking of the $16.5 million in bond proceeds from escrow. The additional production capacity is designed to increase annualized sales from $19.9 to $70 million-plus per year over the upcoming 18-month period.

         The Company's Composites Manufacturing Unit located in Junction, Texas markets its moisture-resistant composite building materials under the trade names MoistureShield(R) and ChoiceDek(R). The Composites Manufacturing Unit located in Springdale Arkansas markets MoistureShield(R) and its newest product, DreamWorks(TM). The Composite Manufacturing Units are comprised of wood fiber raw material processing departments, composite extrusion departments, millwork and fabrication departments, and a priming and paint department. The raw material processing departments consist of wood fiber cleaning, drying, grinding and storage equipment; the extrusion departments currently consist of five extrusion and downstream production lines; (a sixth is being completed in April 2000 and a seventh is on order) the millwork departments currently consist of five moulding and end-work lines; and the painting department consists of inspection, preparation and a painting and drying line.

         The Company's main focus is utilizing the Plastics Reclamation Unit as a source of supply for the Composites Manufacturing Unit. Therefore, as sales of the Company's composite products increase, the composites division's raw materials requirements will increase and additional supplies of recycled plastics will be required.

         The Company is currently expanding its existing plastic recycling capacity at its Springdale, Arkansas plant. In addition, a second plastic recycling plant is planned for later in 2000 or early 2001, with funds from the bond money being held in escrow.

SUPPLY AND PRICING OF RAW MATERIALS

         The Company's composites are currently manufactured from cedar and hardwood fiber, polyethylene industrial and post-consumer film scrap and ground industrial and post-consumer high-density polyethylene containers, as well as other sources of consistent polyethylene waste products. The Arkansas facility utilizes hardwood fibers as its wood source. AERT has entered informal supply agreements for the cedar fiber and a portion of the waste plastics used in its composite manufacturing process, although it is the Company's intention to enter additional supply agreements in the future. The Company currently purchases raw materials from sources, which it believes are dependable and adequate for its short-term manufacturing requirements and the Company believes suitable alternative sources are available. The Company currently has several long-term supply agreements with companies that generate waste polyethylene at different manufacturing plants. Additional raw material supply sources of both plastic and wood fiber will be required for the Company to continue to increase composite production and sales. The Company is currently working to enter formal supply agreements for both additional plastic and fiber supplies. The Company is experiencing increased competition for waste plastics and raw material prices are increasing. The Company is working to increase the efficiencies of its recycling facilities to partially offset increased plastic costs. However, a significant disruption of supply arrangements, a reduction in raw material consistency or quality, or significant increases in raw material prices could have a material adverse effect on AERT's operations.

         Cedar Fiber. The Junction, Texas composite facility is located near four cedar mills which extract cedar oil for perfumes and industrial detergents and dispose of the cedar fiber as a by-product of their operations. It is also sold by said mills in some instances as a horse stable bedding, or a drilling mud bridging agent. The Company, in the past, has purchased the entire wood fiber required for its manufacturing purposes from these mills. Although the Company believes it has access to sufficient supplies of cedar fiber to supply its initial customer requirements, the Company has manufactured its composite material with other types of wood fibers. The Company has commenced a testing program with hardwood waste, and believes that a number of substitute wood fibers could be satisfactorily used in its manufacturing process and that other sources are currently available. As the Company's ChoiceDek(R) product line continues to grow, additional cedar fiber will be required of which there is no commitment at this time.

         Hardwood Fiber. The Springdale facility is located in the Ozark Mountain area with numerous hardwood mills and manufacturers. The Company has currently established a minimum of two hardwood suppliers for the Springdale facility.

         Recycled Plastics. The cost of recycled waste plastics for use in the composites manufacturing process has been subject to significant market and quality fluctuations over the past several years and the Company has experienced supply problems associated with contaminated plastics in the past. In an effort to reduce its exposure to price volatility, inconsistent quality, and potential supply disruptions, the Company in 1990 developed its own patented plastic recycling technologies and established the waste Plastics Reclamation Unit in

Rogers, Arkansas to assure itself of a cleaner, more dependable, and consistent supply of plastic raw material for its Low Density Polyethynlene composite manufacturing operations. The Company currently performs its Low Density Polyethylene (LDPE) processing function at its facility in Springdale, Arkansas, as well as with three outside independent contractors who process plastic for the Company. The Company has also recently established several additional plastic supply sourcing relationships in order to broaden its sources of supply.

         The Company's plastics manufacturing processes primarily focus on recycling the following polyethylene films for use in the composites manufacturing process:

          o LDPE poly coatings or linings from recycled bleached food-board, which are generated from the hydropulping process;

          o High Density Polyethylene (HDPE) and Linear Low Density Polyethylene (LLDPE) mixed plastic grocery bags from supermarket and store collection programs;

          o    HDPE ground container material; and

          o    LLDPE stretch film from warehouses and packing waste.

         These films are highly contaminated with paper and other non-plastic materials, which makes them less desirable for traditional plastic uses, and thus lessens their value to producers of recycled plastics. However, plastic used for the Company's composites manufacturing units does not require the purity, extensive cleaning, additional washing and melt filtration associated with conventional plastics, and can be processed faster and more economically. Further, the contaminated plastics are acquired by the Company at minimal costs, primarily only the handling and freight charges. By focusing on contaminated plastics, the Company is able to process these materials through its Plastics Reclamation Unit and produce an acceptable lower-cost feed stock for the composites facility. The Company believes that it has adequate and reliable sources of LDPE hydropulp, additional industrial LDPE and HDPE sources and HDPE/LLDPE mixed plastic grocery bags for the near future; however, with increased competition, the Company is experiencing raw material price increases in regard to scrap polyethylene. The Company also from time to time purchases plastic, if available at reasonable costs and quality, from outside sources, such as brokers or other plastic recyclers, to supplement the above-described sources.

MARKETING AND SALES

         The Company directed its initial marketing activities to specialized market segments in the building industry in which cost and physical characteristics place AERT's composite products, such as the subsurface component pieces of standard door and window products, at a competitive advantage over alternative conventional materials and in which the current weaknesses of composites (for example, certain of its strength and aesthetic characteristics) were not critical disadvantages. The Company has targeted its composite products into defined needs in the marketplace, primarily external areas where wood rots and/or requires substantial yearly maintenance such as staining or water sealing. The Company also markets a growing line of primed and painted window parts that substitute for wood and wood clad components. The Company has developed an extensive customer base in the national door and window market and with Weyerhaeuser BMD, primarily through members of management, and strives to maintain strong customer relationships. In conjunction with expanding its decking towards nationwide distribution and providing increased customer service, the Company began expanding its sales group during late 1999.

         To the extent, a prospective customer currently uses wood for component pieces, the Company emphasizes the "value-added" potential of its MoistureShield(R) composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics. The Company also calls the prospective customer's attention to the savings in time and expense that can be achieved by designing into the equipment used in the extrusion process much of the millwork required in the customer's finished product. In addition, the Company emphasizes the customer's avoidance of the chemical treatments and in plant volatile organic compounds requirements often necessary to give competing wood products rot resistance and durability and the customer's avoidance of the substantial scrap wood or sawdust waste-product typically generated in the sawing and milling process. The Company also stresses the additional durability and performance of its products, which allow its customers to extend the lifetime or warranties of their products.

         MoistureShield(R) composites have been marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Reductions in construction activity could have an adverse effect on the demand for AERT composites; however, the Company believes that its market diversification program will reduce the effects that fluctuations in construction activity would have on the Company. The Company focuses heavily on products for the home improvement market, which often tends to increase in activity when housing starts decline, and the Company is further expanding its marketing focus and increasing its decking distribution with its ChoiceDek(R) and other decking products through Weyerhaeuser to accommodate a wider range of applications in order to avoid total dependence on one industry.

         The Company intends to further increase distribution and expand into additional markets during 2000, while continuing to increase sales in its initial decking markets. Weyerhaeuser markets ChoiceDek(R) and DreamWorks(TM) primarily through independent contractor oriented lumber dealers. ChoiceDek(R), DreamWorks(TM) and other decking products are promoted through displays at regional and local home, lawn and garden shows as well as store demonstration displays and marketed via a web site on the Internet. The address is http://www.choicedek.com. The Internet site targets high-end contractors and architects. For more information, contact mailto:sales@choicedek.com. The Company has also recently commenced limited print and cable TV advertising targeted towards the residential decking market, and will begin test marketing into limited home improvement warehouses during 2000.

         DreamWorks(TM) is a new wood grain-embossed designer product, which the Company has field tested and developed with its customers over the last several years. Together with Weyerhaeuser, the Company has initiated an advertising campaign in contractor and builder magazines for ChoiceDek(TM) and DreamWorks(TM). In addition, a celebrity marketing video is planned for use in promoting the products by spring 2000.

         The Company currently maintains a concentrated customer base. The Company is unable to predict the future size of the markets for its composite building products; however, the Company believes that the national door and window and residential decking material markets are significant. The Company believes that it can further penetrate these markets and/or expand sales to its existing customer base if the Company's goals for increased production capacity and efficiency are achieved. By focusing its marketing strategy on a limited number of large door and window companies with large and increasing product requirements, and by sales of decking products through the Weyerhaeuser marketing and distribution agreement, the Company believes it can continue to increase market penetration and sales of its products. With additional production capacity on-line, the Company can now move towards national market distribution of decking and other value added products, and has implemented additional marketing and sales personnel into regional areas. The sales personnel are focused on increasing and sustaining higher demand for decking and other products. To a lesser extent, the Company's marketing focus also utilizes outside commissioned sales representatives for a portion of its door and window and decking customers.

REDUCTIONS IN CONSTRUCTION ACTIVITY; INTEREST RATE SENSITIVITY

         AERT composites are presently marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and to periodic downturns caused by general economic conditions. Increased interest rates can lead to reduced homebuilding activity. Reductions in construction activity could have an adverse effect on the demand for AERT composites. The Company, therefore, places a major emphasis on components for customers in the home improvement market. However, the Company has recently expanded its marketing focus to accommodate a wider range of products and applications, and is continuing to increase market distribution.

INDUSTRY STANDARDS

         ASTM and certain industry trade organizations have established general standards and methods for measuring the characteristics of specific building materials. Users of building materials (and frequently, issuers of building codes) generally specify that the building materials comply with such standards relative to the proposed applications. In regard to decking, many areas require independent testing of specific test criteria in order to qualify for building code approval. The Company has generated a substantial amount of independent test data regarding its products and has developed an extensive field history in conjunction with positive customer satisfaction for its components through its large OEM customers. In addition, the Company has submitted its decking products to extensive independent testing by certified laboratories. The Company has finalized such initial independent testing for submission to an evaluation service in order to receive a formal BOCA (blanket building code approval) rating for its decking products. The Company currently submits its testing data and allows the user to determine suitability for the application. The lack of such a standard (and the independent assurance of extensive testing, quality control and performance capability, which compliance with accepted standards typically provides), may limit the market potential of the Company's decking materials in certain areas and make potential purchasers of such building materials reluctant to use them until independent certification is granted by a universally recognized approval agency. The Company believes it can shortly receive BOCA rating for its decking products after the extensive review is completed by the agency.

         The Company has accumulated significant product test data and begun the internal preparation of proposed guidelines for wood-plastic composite materials to be used in decking construction applications for an independent BOCA approval rating. The consideration and evaluation of proposed testing standards for BOCA is sometimes a lengthy process, typically requiring several months at a minimum. The Company may also have to submit to additional independent testing to gain approval. Management believes the Company's decking products can meet and conform to nationally recognized BOCA performance standards and intends to obtain an independent BOCA approval rating in the future for its decking products. The Company believes that receiving an independent BOCA listing will help further increase sales and market acceptance of its decking products.

COMPETITION

         In seeking to identify MoistureShield(R) and ChoiceDek(R) composites as alternative building materials to high grade western pine and other woods, aluminum, high-performance plastics and other construction materials, the Company competes with major forestry product companies, aluminum fabricating companies, and major plastic and petrochemical companies. The conventional material manufacturers with which the Company must compete have, in many cases, long-established ties to the building and construction industry and have proven well-accepted products.

         Many large competitors also have research and development budgets, marketing staffs and financial and other resources, which far surpass the resources of the Company. There can be no assurance that such competitors will not attempt to develop and introduce similar recycled composite materials. The Company must also compete in the building materials market with certain other plastics recyclers currently manufacturing recycled materials intended for similar building material applications, including decking and fencing. Mobil Oil Corporation entered the market in 1992, after purchasing the assets and technology of a company called Rivenite. Mobil formed a composite products division, opened a plant, and introduced a decking and fencing product called Timbrex; which was later renamed Trex(R). Mobil initiated a large national marketing and advertising program aimed at attaining significant distribution in the decking market. Mobil divested this division in 1996 to a group of Trex managers who named the new company The Trex Co., LLC. In April 1999, it became Trex Company, Inc., and began trading on the New York Stock Exchange. Trex(R) has continued to advertise heavily and generated composite decking sales in excess of $74 million during 1999. Additional competition is emerging from various sources for decking.

         As the Company has developed its own plastics reclamation technologies, it has in certain instances been required to compete for raw materials with other plastics recyclers, or plastic resin producers, most of which are far larger and better established than the Company. However, management believes that its focus towards sources of contaminated polyethylene films that it recycles and uses in its composites business are less attractive to most producers of recycled plastics, other than plastic lumber producers. Additional decking competitors of wood composite decking are Crane Plastics with a product called TimberTech and U. S. Plastic Lumber with products called SmartDeck and Carefree Decking. As a result, the increasing market demand for composite products is now changing. Several additional competitors are starting to show interest in poly waste and other plastics, and prices for scrap are increasing. Further, the Company believes that the plastics reclamation processes it has developed for its composite manufacturing business are targeted to the waste management needs of particular industrial waste generators, to plastic film wastes and to other plastic waste generators, whose potential as a recycling source is not being utilized to a significant extent by current plastics recyclers, rather than to post-consumer, source-separated plastic containers recycling processes, in which a substantially greater number of plastics recyclers compete for plastic waste materials.

         As it grows, the Company expects to encounter new entrants into the composites or plastics reclamation business, which could affect the Company's source of raw materials supply. These new entrants may have substantially greater financial and other resources than the Company, and may include beverage bottlers, distributors and retailers, as well as forestry product producers, petrochemical and other companies. For example, Trex Company, Inc. is now competing with the Company for certain raw materials in connection with the production of its Trex product described above. This competition may cause the price of the Company's raw materials to continue to rise somewhat in the future.

EMPLOYEES

         On December 31, 1999, the Company employed 113 employees at the Texas facility, of which 7 are executives or office personnel and 96 are full-time factory personnel. At the Arkansas facility, there are 191 employees, of which 15 are executives or office personnel and 163 are full-time factory personnel. The Company, from time-to-time, employs additional persons on a part-time basis in its manufacturing operations. The Company anticipates that as its business expands it will employ additional management and factory personnel.

BOND FINANCING AND ESCROW

The Company received final approval for a $16.5 million bond issue from the Springdale City Council in October 1999. The bonds are tax-exempt industrial development revenue bonds, and are the type used to assist companies that recycle products. The bonds are offered throughout the state of Arkansas, as well as in Springdale. The bonds were sold to complete the expansion of the existing manufacturing capacity in Springdale and to build another manufacturing facility in Springdale in order to meet the strong demand for the Company's products. The bonds were sold to Calvert Funds, a Maryland mutual fund company, at an interest rate of 5.25%. The proceeds of the bonds have been placed in escrow, pending the finalization of bond requirements. These requirements include delivering to the Trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Furthermore, unless waived by the holder of 100% of the Bonds, the Company must also deliver to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2.00 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal from the Project Fund shall be not less than 2.00 to 1. The plan is to have the escrowed bond funds released in segments when and if the criteria are met. As of December 31, 1999, the Company has not yet met the aforementioned criteria and there are no assurances the Company will be successful in meeting the standards required to receive the bond financing proceeds. In addition, the bonds are subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the Company will attempt to re-market the bonds. There are no assurances that the Company will be successful in re-marketing the bonds, at which time the Company will be required to buy back the bonds.

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

         The success of the Company's continuing operations will depend upon the availability of cash flow from operations, profitability and the Company's success in managing its debt. The expenses that might be incurred in manufacturing, further developing and marketing the Company's products cannot be predicted with certainty. There is no assurance that additional financing can be obtained, or obtained on terms satisfactory to the Company.

ITEM 2. PROPERTY

         The Company conducts its composite products manufacturing operations from two separate facilities, including a 49,000 square foot manufacturing and storage facility on a seven-acre site in Junction, Texas. The grounds and a 10,500 square foot building are leased from Marjorie S. Brooks, a major shareholder, under an agreement that expires April 30, 2001. The Company owns the building improvements located on the site and currently pays a monthly rent of $1,519 for the lease. The Company believes that the Junction facility is currently suitable for its composite materials manufacturing requirements. The Company is upgrading and improving Junction to provide additional composite capacity.

         The Company's Springdale, Arkansas manufacturing facility consists of 103,000 square feet and is located on 10 acres with a rail siding in the Springdale Industrial District. The Company added storage sheds of approximately 12,000 square feet during 1999. The facility has dual sprinkler systems, and is leased by the Company for $19,000 per month with an option to purchase it for $1.8 million. The Company intends to purchase said facility during 2000, once it breaks escrow, with a portion of its $16.5 million financing.

         In March 1999, the Company entered a lease agreement for an adjacent office and storage building and parking lot in Springdale, Arkansas. The lease is for $3,500 per month for 2-years, renewable yearly. The Company also leases a parking area for $200 per month. The office and storage facility is comprised of 10,000 square feet on 2.36 acres and houses the Company's corporate offices. The Company has an option to purchase this property for $360,000, with half of the lease payments applicable to the purchase price. The Company completed its purchase of 18.6 acres of land, south of and adjoining the existing facility, in March 2000. This land is where the additional Springdale manufacturing facility will be built, and was acquired for a price of $785,000.

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

         In February 1994, after a trial on the patent issues, the court held that four AERT patents on its composite product technology were invalid and that Mobil had not infringed the patents.

     In March 1995, the Company filed a motion with the Court alleging prejudicial misconduct by Mobil prior to the trial. The Company also filed an appeal with the U.S. Court of Appeals in July 1995. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling which had held that two of the patents were invalid, but nevertheless ruled that Mobil did not infringe such patents. The Company did not further appeal this ruling.

         In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs for $2.7 million. In September 1999, the Delaware Court dismissed the Mobil Motion for Attorneys' Fees, for a second time. The Court also dismissed the Company's motion for new trial based upon discovery misconduct and the Company's motion to supplement record.

         Mobil recently filed an appeal brief regarding denial and dismissal of the attorneys' fees motion by the Delaware Court. The Company recently answered Mobil's appeal and cross-appealed the dismissal of its prejudicial misconduct motion by the Delaware Court in March of 2000. The Company retained new legal counsel for said appeal, which has extensive experience and specializes in appellate actions. The Company's cross appeal involves allegations of tampering with, altering and withholding critical evidence by Mobil prior to trial. It seeks a final denial of Mobil's request for attorneys' fees and a new trial for prejudicial discovery misconduct. The Company's counterclaims are still pending although Mobil is no longer in the composite products business.

         There can be no assurance that the Company can prevail on these issues or that if it prevails, that Mobil will not further appeal to a higher court. Furthermore, there can be no assurance that the Company will be awarded a new trial upon appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted by the Company to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock is traded in the over-the-counter market and is listed on The Nasdaq Stock Market(R) under the symbol AERTA. The Company's Class B warrants (AERTZ) are no longer listed. In order to remain listed on NASDAQ, the Company is required to meet certain criteria (Maintenance Standards) established by NASDAQ. One such Maintenance Standard is a minimum bid price of $1.00 per share. The Company has been formally notified by Nasdaq of increased listing and maintenance standards for both the Nasdaq National and SmallCap Markets. The increased Nasdaq listing standards went into effect on February 23, 1998. The increased listing and maintenance standards include a minimum bid $1.00 common stock price and a $2 million net asset value. On March 12, 1999, the Company attended a hearing in the matter of the continued listing of the Company's stock on The Nasdaq Stock Market. The hearing was in regards to the Company being notified on October 13, 1998, that it did not meet the $1.00 minimum bid price for continued listing. The Company was given ninety days, until January 13, 1999, to regain compliance. The Company did not achieve compliance during the grace period and requested the hearing. Subsequent to the hearing, the Company was given an additional waiver to regain compliance and meet minimum listing standards. The NASDAQ Listing Qualifications Panel notified the Company in June 1999 that it had regained full compliance regarding listing qualifications and that the Company's Class A common stock (AERTA) would continue to be listed on the NASDAQ SmallCap Market. At December 31, 1999, the Company's closing stock price per share was $3.09, and its net asset value was $3,508,698.

         The following table sets forth the ranges of high and low bid prices (as reported by NASDAQ) of the Company's Class A Common Stock for the years ended December 31, 1997, 1998 and 1999. The quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.


                                                                               Class A
                                                                             Common Stock
                                                                         High            Low
                                                                         ----            ----
Fiscal 1997
    First Quarter                                                        0.56            0.31
    Second Quarter                                                       0.44            0.28
    Third Quarter                                                        0.63            0.34
    Fourth Quarter                                                       0.59            0.25
Fiscal 1998
    First Quarter                                                       1.938           0.375
    Second Quarter                                                      1.813           1.000
    Third Quarter                                                       1.438           0.531
    Fourth Quarter                                                      1.031           0.719
Fiscal 1999
    First Quarter                                                       1.000           0.813
    Second Quarter                                                      1.875           0.781
    Third Quarter                                                       2.156           1.625
    Fourth Quarter                                                      3.313           1.750


         The Class B Warrants, which expired in February 1999, were delisted in 1998 due to lack of trading activity.

         As of December 31, 1999, there were 1,617 record holders of Class A Common Stock and 11 record holders of Class B Common Stock. The number of beneficial owners of the Class A Common Stock at December 31, 1999 is not known; however, management believes the number of beneficial owners of Class A Common Stock at December 31, 1999 was in excess of 5,000.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth-selected historical data for the Company for the years ended December 31, 1995 through 1999. For the years ended December 31, 1999, 1998 and 1997 the data was obtained from the Company financial statements contained in this document at pages F-1 through F-24. Data for the periods prior to December 31, 1997 was obtained from Item 6 of the Company's Annual Report or Form 10-K for the year ended December 31, 1997.

STATEMENTS OF OPERATIONS DATA:

                                     YEAR ENDED          YEAR ENDED        YEAR ENDED          YEAR ENDED        YEAR ENDED
                                   DEC. 31, 1999       DEC. 31, 1998     DEC. 31, 1997       DEC. 31, 1996      DEC. 31, 1995
                                   --------------     --------------     --------------     --------------     --------------

Sales                              $   19,917,133     $   12,408,591     $    7,982,381     $    6,950,219     $    5,581,172
                                   --------------     --------------     --------------     --------------     --------------

Loss before
Extraordinary Gain                     (1,473,736)        (3,605,180)        (1,913,664)        (2,933,698)        (2,756,263)


Extraordinary Gain                             --                 --            757,644             36,666                 --

Accrued dividends on
preferred stock                          (290,000)           (47,890)                --                 --                 --
                                   --------------     --------------     --------------     --------------     --------------

Loss applicable to common
stock                              $   (1,763,736)    $   (3,653,070)    $   (1,156,020)    $   (2,897,032)    $   (2,756,263)
                                   ==============     ==============     ==============     ==============     ==============

Loss before
Extraordinary gain per common
share                              $         (.07)    $         (.16)    $         (.09)    $         (.15)    $         (.17)

Extraordinary gain per common                  --                 --                .04                 --                 --
share
                                   --------------     --------------     --------------     --------------     --------------
Net Loss per common
 share(1) (Basic and Diluted)      $         (.07)    $         (.16)    $         (.05)    $         (.15)    $         (.17)
                                   ==============     ==============     ==============     ==============     ==============

Weighted Average Number of
Shares Outstanding(1)                  24,598,715         22,895,517         21,800,170         19,134,484         15,779,721

BALANCE SHEET DATA:

                                Dec. 31, 1999        Dec. 31, 1998         Dec. 31, 1997        Dec. 31, 1996         Dec. 31, 1995
                                -------------        -------------         -------------        -------------         -------------

WORKING CAPITAL (DEFICIT)      $   (7,756,859)      $   (4,625,935)      $   (3,117,649)      $     (892,995)      $   (1,556,805)

TOTAL ASSETS                       31,455,793           10,941,927            7,641,328            6,725,599            7,357,742
LONG-TERM DEBT
 LESS CURRENT MATURITIES               59,656              227,376              588,412              955,776            1,266,642
TOTAL LIABILITIES                  27,947,095            7,164,426            5,290,970            3,623,170            3,643,999
STOCKHOLDERS' EQUITY                3,508,698            3,777,501            2,350,358            3,102,379            3,713,743


(1) The net loss per share of common stock is based on the combined weighted average of shares of Class A and Class B Common Stock outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

         Net sales increased to $19,917,133 for the year ended December 31, 1999, which represented an increase of $7,508,542 or 61% over the year ended December 31, 1998. Net sales were attained by subtracting from gross sales early pay discounts, returns, allowances, and freight charges, which together totaled $583,332 for 1999. The 1999 composite sales consisted of MoistureShield(R) net sales of $9,602,405 and decking (ChoiceDek(R) and DreamWorks(TM)) net sales of $10,314,728. These figures compare with 1998 MoistureShield(R) sales of $8,148,422 and ChoiceDek(R) sales of $4,260,169.

         The Texas plant increased net sales to $10,723,233 in 1999 from $9,530,654 in 1998, a 12.5% increase. The Texas plant now produces primarily the ChoiceDek(R) product line. Texas sold $9,423,033 of ChoiceDek(R) and $1,300,200 of MoistureShield(R) during 1999. The DreamWorks(TM) decking product line is now produced in the Springdale plant. This move streamlined and focused the products produced at the Texas plant and made it more efficient. We believe that in 2000, with the investment made at the end of 1999 and in the first quarter of 2000 to the extruding equipment, the Texas plant will be producing its increased annualized capacity of $17 million. The Springdale plant reported composite sales of $9,193,900 in 1999 compared to $2,877,937 in 1998, a 219% increase. The
Springdale plant sold $8,302,205 of MoistureShield(R) and $891,695 of DreamWorks(TM) decking in 1999, as the decking projects experienced startup delays during the fourth quarter of 1999. The Springdale plant was not in full operation in 1998 and only had two of its three extrusion lines in operation in 1999. The third extrusion line is scheduled to be operational in April 2000. With the additional capacity, the Springdale plant will initially have a first year capacity in 2000 of $20 million. This capacity is intended to increase to $33 million as efficiencies are realized and the third extrusion line commences operation. The Springdale plant will produce the Company's MoistureShield(R) lines for its door, window and industrial flooring customers, as well as the DreamWorks(TM) line of decking.

         Cost of goods sold increased $5,477,576 from $11,688,448 in 1998 to $17,166,024 in 1999. This increase in cost of goods sold was primarily attributed to increased payroll and payroll expenses, raw material costs and utility and operating costs associated with operating the Company's composites manufacturing units, even though direct labor costs as a percent of net sales decreased 3% from 1998 to 1999. The Company also experienced significant inefficiencies with an air transfer loading system, which would not attain its manufacturers delivery objectives for speed or accuracy. This situation delayed increased production on the initial lines and startup of the third line. When this problem became apparent and well documented at the start of the fourth quarter, the Company elected to modify and upgrade portions of the system to increase accuracy and speed in conjunction with increasing capacity to accommodate a new higher output extrusion design. Also, the Company incorporated additional blending and mixing capabilities to allow it to utilize a wider range of recycled plastic materials. The Company has expended approximately $1.1 million on this project, in addition to taking a fourth quarter net write-down of approximately $84,089 for non-performing assets. The new material transfer system started up on March 15, 2000 and is scheduled to be fully operational in conjunction with the startup of the third Springdale extrusion line in early April 2000. Springdale was in both an operational mode and a construction mode in 1999, with installation of air quality environmental system, the refining of the second extrusion line, rebuilding the material transfer system and working on the installation of the third line for this plant.

         Significant cost categories are as follows:

Expense Category                   1999             1998
----------------                   ----             ----
Payroll and payroll taxes      $ 5,997,364      $ 4,094,877
Depreciation                     1,820,152        1,412,692
Raw Materials                    5,301,905        2,976,338
Other                            4,046,603        3,204,541
                               -----------      -----------
Total cost of goods sold       $17,166,024      $11,688,448
                               ===========      ===========

         Payroll and payroll taxes increased due to the increase in the number of personnel required to operate the Springdale plant in 1999 as production capacity increased. Raw material costs increased as a result of the increase in sales and an increase in raw material plastic costs. To offset the higher raw material costs the Company implemented price increases on its products in early 2000. Other manufacturing costs increased $842,062 to $4,046,603 in 1999, up from $3,204,541 in 1998. The increase in costs was due to the increase in sales and the continued buildup of the Springdale facility to a fully operational plant. As a percentage of net sales, manufacturing overhead decreased to 37% in 1999 from 45% in 1998, an 8% decrease. The manufacturing overhead did not grow as fast a rate as the sales were increasing. Additional decreases in manufacturing overhead as a percent of sales are intended as Springdale line three comes on-line and efficiencies improve.

         Selling, general and administrative expenses increased $546,546 in 1999 to $3,766,779, compared to $3,220,233 for 1998. The increase was due to an increase in salaries, professional fees and commissions. These expenses are normally associated with growing sales. As a percentage of net sales, SG&A decreased to 19% from 26.0% in 1998, a 27% decrease. This decrease indicates that while production and sales grew, the SG&A increased at a lower rate. The Company initiated a national advertising program for decking in 1999, which included print, trade shows and limited cable television advertising. Of the Company's $10,314,728 in decking sales, $309,442 or 3% was targeted at creating brand awareness and increased market acceptance for ChoiceDek(R). In 1999, this amounted to 49% of the increase in SG&A. This marketing strategy was initiated with the goal of significantly increasing sales of its ChoiceDek(R) decking products into national distribution in conjunction with Weyerhaeuser, its North American decking distributor.

         The net loss for 1999 was $1,763,736 or a net loss per weighted average common share outstanding of $.07. This compares to a loss of $3,653,070 or a net loss per weighted average common share outstanding of $.16 for 1998. Of the 1999 loss, $1,493,874 or 85% was experienced in the fourth quarter, and was attributable to delays associated with starting up the DreamWorks(TM) product line in Springdale and with the shutting down of the Texas plant for extended periods for maintenance and production upgrade work.

         The Texas plant recorded a profit of $570,008 in 1999, an increase of $758,546, from a net loss of $188,538 in 1998. This was the first profitable year for that plant, although it had positive cash flow in 1998. The Springdale plant recorded a net loss of $2,043,744, a reduction of $1,363,553, from the net loss of $3,407,297 in 1998. As previously stated, Springdale was in an operational mode and in construction mode, however it moved significantly toward profitability.

         In addition, the Company increased its plastics recycling and processing capacity during the second half of the year by adding more cleaning and production equipment. These additions are designed and intended to allow the Company's plastic recycling machinery to utilize and blend lower cost recycled plastics. This system became operational during the first quarter of 2000.

         During 1999, the Company expended approximately $4.5 million on capital expenditures at the Springdale facility. The Company estimates that $1.5 million will be required during the first half of 2000 to complete the initial phase of the Springdale facility.

         There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not continue to increase, or that its additional production efficiencies and resultant unit cost reductions required for profitability will occur.

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

         Net sales increased to $12,408,591 for the year ended December 31, 1998, which represented an increase of $4,426,210 or 55% over the year ended December 31, 1997. The 1998 composite sales consisted of MoistureShield(R) sales of $8,148,422 and ChoiceDek(R) sales of $4,260,169. This compares with 1997 MoistureShielD(R) sales of $6,145,420 and $1,836,961 for ChoiceDek(R) sales. Decking sales were limited during 1998 due to construction and production restraints associated with start-up problems at the new Springdale plant.

         The Texas plant increased sales from $7,982,381 in 1997 to $9,530,654 in 1998, a 19% increase. However, further sales increases were not attained due to start-up delays with the second Springdale composite extrusion plant. This delayed the Company's plans to shift the Texas plant to more decking and increasing production runs of decking until late in 1998. The Springdale plant reported composite sales of $2,877,937 for 1998. The Springdale plant was not in operation in 1997 for composite production. The Springdale plant has been designed to focus on and produce the Company's MoistureShield(R) lines for its door, window and industrial-flooring customers.

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

         Significant categories are as follows:

Expense Category                                                        1998                1997
----------------                                                  ---------------      ---------------
Payroll and payroll taxes                                         $     4,094,877      $     2,594,056
Depreciation                                                            1,412,692            1,076,570
Raw Materials                                                           2,976,338            1,937,400
Other                                                                   3,204,541            2,031,682
                                                                  ---------------      ---------------
Total                                                             $    11,688,448      $     7,639,708
                                                                  ===============      ===============

         Payroll and payroll taxes in 1998 for two plants were approximately $4,094,877 vs. $2,594,056 during 1997 in which one plant was not in operation until late in the year. Increased raw material cost of $2,976,338, or $1,038,938 over 1997, was attributable to increased sales and some increases in plastic raw material costs. Other expenses increased in 1998 vs. 1997 due to expansion of the business and start-up of the Springdale plant.

         Selling, General and Administrative expenses during 1997 were $2,090,049 compared to $3,220,233 for 1998. The increase in Selling, General and Administrative expenses was primarily attributable to increased professional fees, additional insurance expense and overhead, which the Company had to incur with the start-up of the Springdale facility. Lease payments for the Springdale facility also contributed to the overhead increase.

         The Company showed improvement, even with one plant under start-up conditions, and recorded a positive gross margin of $720,143 vs. $342,673 for the comparable period a year earlier. This amounted to a $377,470 improvement over the prior period; however, further improvement was limited by lower than desired throughputs and delays associated with bringing on-line the fourth and fifth extrusion lines.

         The net loss for 1997 was $1,156,020, or a net loss per weighted average common share outstanding of $0.05. The loss before extraordinary item for 1997 was $1,913,664 or $0.09 per share, which was reduced by a one time extraordinary gain of $757,644 relating to a fire insurance settlement. This compares to a loss of $3,653,070, or a net loss per weighted average common share outstanding of $0.16 for 1998. The 1998 loss did include a one-time charge of $135,000 that was related to a write-off of a bad debt, plus debt discounts amortized to interest expense of $675,153. This was in addition to interest expense of $429,937 for 1998.

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

         There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not continue to increase, or that its additional production efficiencies and resultant unit cost reductions required for profitability will occur.

Liquidity and Capital Resources

         The Company, in conjunction with its major shareholder, contractors and suppliers, completed a major capital expansion during 1999 at the Springdale plant. As a result, at December 31, 1999, the Company had a working capital deficit of $7,756,859 compared to a working capital deficit of $4,625,935 at December 31, 1998. The deficit is primarily attributable to the Company's delays in completing construction and starting up its additional extrusion lines in a timely manner, and the resultant negative cash flow from the Springdale plant. Management's decision to finance significant capital expenditures with short-term bridge loans also contributed to the increased deficit. Of such deficit involving total liabilities of approximately $27.5 million as of December 31, 1999, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $2.4 million was to the Company's major shareholder, $1.9 million was in short term bridge loans, and approximately $5.2 million was in payables of which a significant portion reflects the ongoing construction in progress at the Springdale facility. Trade payables were $2,504,753 (96%) higher than a year ago. This increase was due to the Company's ongoing capital expenditure program. The $7.75 million working capital deficit reflects management's decision to enter short-term debt financing, while the Company is expanding, building and improving its production and sales capacities to increase cash flows from operations and attain profitability. The Company's plan was to acquire short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. Even with the working capital deficit and loss in 1999, the Company generated sufficient cash flow to more than cover debt service.

         The Company also successfully closed a $16.5 million tax exempt bond financing into escrow during the fourth quarter of 1999, which is intended to refinance and shift its construction and expansion related accounts payable into long-term financing. The Company plans to start up the third Springdale production line, further increase production and positive cash flows, and then break escrow of a portion of the bonds. Certain requirements must be met in order for the Company to break escrow. These include delivering to the Trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Furthermore, unless waived by the holder of 100% of the Bonds, the Company must also deliver to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal from the Project Fund shall be not less than 2 to 1. As of December 31, 1999, the Company has not yet met the aforementioned criteria and there are no assurances the Company will be successful in meeting the standards required to receive the bond financing proceeds. In addition, the bonds are subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the Company will attempt to re-market the bonds. There are no assurances that the Company will be successful in re-marketing the bonds, at which time the Company will be required to buy back the bonds. Should the Company be successful in its efforts to break escrow, the Company believes it will have more than adequate debt service coverage for its pending long-term bond debt.

         On February 29, 2000, the Company closed a bank financing with an Arkansas based bank totaling $4.5 million. This demand loan with a 15-year amortization is 80% guaranteed by the U.S. Government and carries a 9.75% interest rate. The loan proceeds were used to acquire the 18.6 acres of land that adjoins the plant in Springdale, Arkansas. This land will be the site of the third manufacturing facility and an additional plastic plant, as previously mentioned. Also, the loan proceeds reduced the Company's accounts payable and provided cash for liquidity of $600,000. The Company believes that with the successful completion of its pending escrowed bond financing it will reduce and later eliminate its working capital deficit by paying off the remaining bridge note balance of $1.9 million during the remainder of 2000. In addition, the Company will be reimbursed for approximately $4.0 million of working capital used to pay vendors for costs eligible to be paid from bond proceeds. The Company will also receive approximately $1.6 million for unpaid costs eligible for reimbursement, which are reflected in the Company's accounts payable total. The bond funds will greatly improve the working capital position, and will restructure a significant portion of the Company's short-term indebtedness into long-term debt with more favorable interest rates if the Company is able to meet the requirements of the bond indenture previously described and break escrow. Purchasing the existing manufacturing site over a longer term should also help improve operating costs by reducing the monthly lease payment cash requirement. By having substantial dollars allocated and available for capital expansion, the Company believes that increasing cash flows generated from operations can be used for working capital and to further reduce the deficit.

The Company recapitalized from June 1998 to February 1999 through a voluntary conversion of Class B and Class C warrants in conjunction with a private placement of preferred stock. The Company received voluntary conversions of 1,312,664 shares at prices ranging from $1.075 to $1.20 per share, yielding net proceeds of $1,541,374. On February 12, 1999, all Class B and C warrants not exercised (3,549,776) were allowed to expire by the Board of Directors. In connection with the voluntary warrant conversion, a bonus warrant exercisable for $3.00 per share for two years was reserved for Bonus warrants to be issued. The Company issued 1,312,664 bonus warrants, which will expire in two years after a pending S-3 registration statement becomes effective. In addition, 2,900 shares of preferred stock were issued to the major shareholder and several close accredited investors for $1,000 per share. Classes were issued in Series A, B and C with Series B having voting rights for the underlying shares and warrants. On the 7th anniversary date of the issuance of the preferred stock, the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. Under the terms of the preferred stock agreements, certain continuing performance criteria are required of the Company, including: (1) minimum sales of $6 million per quarter and (2) positive quarterly cash flow from operations each quarter. If a milestone failure occurs, the conversion price is the lower of the fixed conversion price or the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. A 10% premium is payable per year. Series X and Y warrants were issued in connection with the preferred stock and are exercisable at $1.20 and $2.50 per share, respectively. Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. Series X warrants cannot be exercised for one year from date of issuance. The preferred stock agreements require that the Company register with the SEC the common stock underlying the convertible preferred stock and warrants with an effective registration statement by August 1, 2000. The Company may be required to pay certain penalties to the holders of the preferred stock and warrants if the registration statement is not declared effective by the SEC by August 1, 2000. The penalties increase over time until the registration statement is effective. The preferred stock agreements contain potential redemption events, which would cause the Company to have to redeem the preferred stock. The agreements state that if a redemption event occurs, the Company must pay each holder of preferred stock an amount equal to ten percent of the aggregate stated value of the shares of preferred stock then outstanding. The Company filed an initial registration statement for the preferred stock in December 1999 and expects to have it declared effective by the SEC prior to August 1, 2000.

         Cash and cash equivalents decreased $427,321 in 1999. Significant components of that decrease were: (i) cash provided by operating activities of $587,771, which consisted of the net loss for the period of $1,763,736 reduced by depreciation and amortization of $1,846,601 and other sources of cash of $504,906; (ii) cash used in investing activities of $2,517,511, and (iii) cash provided by financing activities of $1,502,419. Payments on notes during the period were $760,414, and proceeds from the issuances of notes amounted to $950,000. At December 31, 1999, the Company had bonds and notes payable in the amount of $19,951,956, of which

$19,946,033 were current bonds and notes payable or current portion of long-term debt. Of the current bonds and notes payable, $3,351,728 or 97% was to the major shareholder and other investors closely associated with the Company. During the fourth quarter of 1998, the Company reduced the indebtedness of its $3.16 million bridge loan by $1 million through the issuance of preferred stock. During the first quarter of 1999, the loan was further reduced by $200,000 to $1.9 million. The Company intends to pay down the remaining $1.9 million from cash flow and/or refinancing during 2000 and the final balance upon successful completion of the bond financing.

         The Company has five bridge financing agreements. The date of the first agreement was October 30, 1997. The Company issued notes payable totaling $1.3 million that were originally due and payable on July 27, 1998, but they have since been extended to July 1, 2000. Interest on the notes is payable every three months at 12% with the Company's Class A common stock. In connection with the notes, the Company issued 2,600,000 consulting warrants and 156,000 placement warrants and paid loan origination costs of $169,000 to the placement agent. The warrants expire October 30, 2002, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. Per the agreement, if the notes were extended, an additional 650,000 consulting warrants and 78,000 placement warrants would be issued. The note holders have extended the notes through July 1, 2000 without additional penalty warrants, with the exception of 310,000 penalty warrants issued to one of the note holders, in exchange for voluntary selling restrictions of the Company's stock by the Company's officers and certain shareholders, without prior approval from the issuer of the note. Also, during 1998, $1,050,000 of these bridge financing notes were converted to preferred stock (See Note 6), and an additional $200,000 was paid on the notes in 1999, bringing the note balance to $50,000 at December 31, 1999.

         The second bridge financing was completed on February 5, 1998. The Company issued notes payable totaling $800,000 that was originally due and payable on November 2, 1998, but they have since been extended without penalty warrants to July 1, 2000. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 1,600,000 consulting warrants and 96,000 placement warrants and paid loan origination costs of $104,000 to the placement agent. If the notes are extended beyond July 1, 2000, the Company may be required to issue 448,000 penalty warrants (400,000 consulting warrants and 48,000 penalty warrants). The warrants expire February 5, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

         A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000 that were originally due and payable on January 2, 1999, but have since been extended without penalty warrants to July 1, 2000. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants and paid loan origination costs of $53,300 to the placement agent. If the notes are extended beyond July 1, 2000, an additional 205,000 consulting warrants and 24,600 placement warrants may be issued. The warrants expire April 7, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

         A fourth bridge financing was completed on June 3, 1998. The Company issued notes payable totaling $359,963 that were originally due and payable on February 28, 1999, but have since been extended without penalty warrants to July 1, 2000. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 719,926 consulting warrants and 43,195 placement warrants and paid loan origination costs of $46,795 to the placement agent. If the notes are extended beyond July 1, 2000, an additional 179,981 consulting warrants and 21,597 placement warrants may be issued. The warrants expire June 3, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

         A fifth bridge financing was completed on August 21, 1998. The Company issued notes payable totaling $287,500 that were originally due and payable on May 18, 1999, but have since been extended without penalty warrants to July 1, 2000. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 575,000 consulting warrants and 34,500 placement warrants and paid loan origination costs of $37,375 to the placement agent. If the notes are extended beyond July 1, 2000, an additional 143,750 consulting warrants and 17,250 placement warrants may be issued. The warrants expire August 21, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

         Delisting of the Company's stock would result in an event of default under the bridge financing agreements. An event of default results in all the then outstanding principal amounts and unpaid interest becoming due and payable immediately.

         During 1999, the Company had an agreement with an affiliate whereby the Company agreed to transfer certain of its trade receivables as collateral, which the affiliate deemed acceptable, up to $2 million at any one time. Upon acceptance of a transfer of a receivable, the affiliate remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, the Company remitted to the affiliate 1% of the receivable as a factoring charge and the additional 14% of the receivable were remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. The Company indemnified the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. In February 2000, the Company's major shareholder increased the Company's factoring line to $2.5 million. It is currently estimated that the factor charges will average approximately 1.75% during 2000.

         The Company believes that further improvement and streamlining of the extrusion production rates and efficiencies that it was experiencing at March 31, 2000, along with the addition of production capacity at its Springdale facility and the further improvement of gross margins to significantly lower unit production costs will enable the Company to achieve a level of operations in periods subsequent to the first quarter of 2000 which will increase cash flows from operations. These improvements, in conjunction with the release of the currently escrowed bond financing for $16.5 million, will significantly reduce or eliminate the Company's need for additional sources of capital to support its operations. Management believes that increased production and sales, to be obtained with the addition of the sixth composite line, an improved product focus, increased throughputs from reduced changeovers and reduced plastics division raw material costs will allow it to attain profitability. Additional production volumes and resultant sales increases from its Springdale plant combined with continued improvements in production efficiency and capacity, as previously discussed, will be required for the Company to further increase sales levels to those necessary to attain profitable results from operations, provide funds to repay the Company's outstanding obligations, meet the requirements to remove the bond proceeds from escrow refinance all or a portion of its short term debt into longer term debt and meet its debt service schedule.

         The foregoing plan assumes that the Company will maintain increasing operating cash flows throughout the future and the bond proceeds will be released from escrow. There can be no assurance that the Company will be able to maintain its current operating levels or achieve increased production volumes and sales levels required for increasing cash flows and profitability, or that the Company will be successful in remarketing the bonds, or that the Company will be able to release the funds from escrow after a successful remarketing of the bonds.

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

Information Systems and the Impact of the Year 2000

         Through the date of this report, the Company completed the transition from calendar year 1999 to calendar year 2000 without any major problems or disruptions because of year 2000 issues. Additionally, no problems are expected to arise as a result of any year 2000 related failure in the future.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company has no material exposures relating to its long-term debt, due to virtually all of the Company's long-term debt bearing interest at fixed rates. See Note 5 to the financial statements for a discussion of the Company's debt. The Company depends on the market for favorable long-term mortgage rates to help generate sales of its product to its customers for use in the residential construction industry. Should mortgage rates increase substantially, the Company could be impacted by a reduction in the residential construction industry. Important raw materials purchased by the Company are recycled plastic and wood fiber, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its suppliers on a term basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosures with accountants during the periods reported upon herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:


      NAME                                    AGE                POSITION
      ----                                    ---                --------

      Joe G. Brooks                           44                 Chairman of the Board of Directors, Co-Chief Executive Officer
                                                                  and Interim President

      Sal Miwa                                43                 Vice-Chairman of the Board of Directors

      Stephen W. Brooks                       43                 Co-Chief Executive Officer and Director

      J. Douglas Brooks                       40                 Executive Vice-President

      Marjorie S. Brooks                      64                 Secretary, Treasurer and Director

      Edward J. Lysen                         62                 Chief Financial Officer

      Jerry B. Burkett                        43                 Director

      James H. Culp                           55                 Director

      Peter S. Lau                            46                 Director

      Michael M. Tull                         45                 Director

      Thomas J. Hairston                      57                 Director

         The Company's Board of Directors elected JOE G. BROOKS as its Chairman and the Company's Co-Chief Executive Officer on December 11, 1998. Mr. Brooks has previously served as President and has been a director since the Company's inception in December 1988. He was also previously Chairman and CEO from inception until August 1993. Mr. Brooks is a director and Chairman of the Standing Committee of the Arkansas Recycling Coalition for Buy Recycled Business Alliance for the State of Arkansas and serves on their Executive Committee. He is a member of Clean Texas 2000, appointed by Governor George Bush in 1995. He is a past President, director and independent consultant of Juniper Products, Inc., from July 1985 until December 1988, which was an artificial firelog manufacturing entity in Junction, Texas. Mr. Brooks has been past President of Southern Minerals and Fibers, Inc. (SMF), a producer of drilling mud and fluid additives.

         On December 11, 1998, the Company's Board of Directors elected SAL MIWA as its Vice-Chairman. Mr. Miwa has served as its Chairman for 3 years before this election. He has been an outside director of the Company since January 1994. Sal Miwa is President and CEO of Seiwa Optical Co., an importer of special camera systems located in Woodcliff Lake, New Jersey. For the past 20 years he has been engaged in various international businesses located in the U.S., Canada, Japan and Europe. He received his Masters degree in Aerospace Engineering from the Massachusetts Institute of Technology.

         The Company's Board of Directors elected STEPHEN W. BROOKS as Co-Chief Executive Officer on December 11, 1998. Mr. Brooks has served as its Chief Executive Officer and has been a director since January 1996. Mr. Brooks is CEO and Chairman of the Board of Razorback Farms, Inc.; a Springdale, Arkansas based firm that specializes in vegetables for processing. Mr. Brooks also serves on the Board of the Ozark Food Processors Association.

         The Board of Directors elected J. Grant Martin as President on December 11, 1998. The Board of Directors accepted the resignation of Mr. Martin in November effective December 31, 1999. Joe G. Brooks is serving as the interim President.

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

         MARJORIE S. BROOKS has been Secretary, Treasurer, and a director since the Company's inception in December 1988. Mrs. Brooks also serves as a director of Juniper Industries, Inc. and Razorback Farms, Inc., and has served as Secretary and Treasurer of Brooks Investment Co., a holding company for the Brooks' family investments, for more than the past thirty years, and has served as President of Haskell Foods, Inc.

         EDWARD J. LYSEN joined AERT in April 1999 as Chief Financial Officer. Mr. Lysen has over 30 years experience in financial management. Prior to entering the private sector, Mr. Lysen was a consultant in the Management Consulting Group, KPMG-Peat Marwick from 1966 to 1979. From 1979 to 1992, Mr. Lysen was Sr. V.P, CFO and on the Board of Tuesday Morning, Inc., a publicly traded retailer. From 1993 to 1996, he served as Chairman of the Board and CFO of Distribution Data Management Systems, a computer service provider in the office products industry. In 1996, Mr. Lysen entered the financial planning industry with AAL, a leading fraternal benefits society. In 1998 to 1999, he was the CFO of Hairston Roberson, a leading designer and manufacturer of women's fashion apparel. He has an MBA in Finance from Northwestern University and is a Certified Public Accountant.

         JERRY B. BURKETT was appointed to the Board of Directors of the Company on May 17, 1993. Mr. Burkett has been a rice and grain farmer since 1979 and has been a principal in other closely held businesses. He is the past President of the Arkansas County Farm Bureau.

         DR. JAMES H. CULP received a B.S. Degree in Chemistry from the University of Alabama and Ph.D. Degree in Analytical and Nuclear Chemistry from Texas A&M University. Dr. Culp was an Assistance Professor at Texas A&M University Chemical Oceanography for two years before joining The Dow Chemical Company. Dr. Culp worked at Dow in research, manufacturing, business development, and supply chain for 24 years. His last responsibility at Dow was North American Supply Chain Director for Engineering Thermoplastics and North American Recycle Plastics Director. Dr. Culp retired from Dow in April 1996. He joined the AERT Board as Director of Technology in July 1996 and served as special board assistant to the CEO in October 1996.

         PETER S. LAU was appointed an outside director to the Board of Directors of the Company in April 1997. Mr. Lau is currently a director and Chief Financial Officer of Cathay Online, Inc. Mr. Lau is the former managing director of corporate finance of American Fronteer Financial Corporation (AFFC), formerly known as RAF Financial Corporation. Mr. Lau is a graduate of the University of Hartford with a B.S. and M.S. in accounting.

         MICHAEL M. TULL was appointed an outside director to the Board of Directors of the Company in December 1998. Mr. Tull is the President and majority owner of I. W. Tull Sales Company, a manufacturer's representative company, which professionally represents nine manufacturing companies and is responsible for sales and marketing of those companies' window and door related components in the southeastern Unites States. Mr. Tull serves on boards of several closely held family businesses and is the President and a Board of Director member of the National Wild Turkey Federation, which is one of the largest North American conservation organizations with membership of 200,000.

         DR. THOMAS J. HAIRSTON was elected an outside director to the Board of Directors of the Company in July 1999. Dr. Hairston has twenty-seven years experience with Dow Chemical Company as corporate Vice President, Director of Research and Development, Business Manager, New Venture Manager and researcher with eighteen patents and numerous publications and awards. He served as a past member of the Board of Directors for Dow joint ventures Cynara(TM) and Generon(TM) and C. D. Medical Co. Dr. Hairston, from June 1996 through August 1998, was Director of Biotechnology and Environmental Science at Stephen F. Austin University, and from October 1994 until present has been a consultant in the chemical, petrochemical and environmental areas for H & H Business Helpers, Inc. Dr. Hairston received his Ph.D. in Chemistry from Texas A&M University.

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

         The Executive Committee consists of three outside board members with Sal Miwa (Chairman), James H. Culp and Michael M. Tull and three executive management members of Joe G. Brooks, Stephen W. Brooks, and J. Douglas Brooks. The Executive Committee establishes corporate policies, manpower, technology, cost accounting and day-to-day operations of the Company.

         The Litigation Committee consists of Joe G. Brooks (Chairman), James H. Culp and Sal Miwa. The Litigation Committee establishes and administers the Company's litigation plans on behalf of the Board of Directors.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company during the three years ended December 31, 1999 to each executive officer of the Company whose aggregate cash compensation earned exceeded $100,000, and to the chief executive officer.

                           SUMMARY COMPENSATION TABLE

         Annual Compensation                                     Long-Term Compensation Awards
         -------------------                                     -----------------------------
                                                                                                       Payouts
                                                                                                       --------
                                                             Restricted      Securities               Long-term
Name and                                          Other     Annual Stock     Underlying               Incentive       All Other
Principal Position        Year       Salary       Bonus     Compensation       Awards       Options    Payouts      Compensation
------------------        ----       ------       -----     ------------       ------       -------    -------      ------------
Stephen W. Brooks
Co-CEO                    1999             0           0               0            0              0          0                0
                          1998             0           0               0            0              0          0                0
                          1997             0           0               0            0        500,000          0                0
Joe Brooks
Co-CEO                    1999      $105,000(*)        0               0            0              0          0                0
                          1998        75,000           0               0            0              0          0                0
                          1997        75,000           0               0            0        400,000          0                0


*   Accrued $35,000, which Mr. Brooks did not receive as of December 31, 1999


           AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 1999
                     AND OPTION VALUES AT DECEMBER 31, 1999

                                                               Number of             Value of Unexercised
                              Number of                   Unexercised Options        In-the-Money Options
                               Shares                     at December 31, 1999       at December 31, 1999
                              Acquired       Value            Exercisable/               Exercisable/
Name                         on Exercise    Realized         Unexercisable               Unexercisable
----                         -----------    --------      --------------------       ---------------------

Stephen W. Brooks                0            $0            375,000/150,000          $  945,295/$370,350
Joe G. Brooks                    0            $0            400,000/100,000          $1,058,970/$253,150


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1999, certain information with regard to the beneficial ownership of the Company's capital stock by each holder of 5% or more of the outstanding stock, by each director of the Company, and by all officers and directors as a group:

Name and Address                   Title of      Number of Shares of  Percentage of Class     Percentage of
of Beneficial Owner                Class(1)      Common Stock(2)      Outstanding (2)(16)  Voting Power (2)(17)
-------------------                --------      ---------------      -------------------  --------------------

Marjorie S. Brooks                  Class A       10,997,998(3)            23.6%                      28.0%
P. O. Box 1237                      Class B          837,588(4)            57.2%
Springdale, AR  72765               Preferred-           400(5)            13.8%
                                    Series B


Joe G. Brooks                       Class A          838,397(6)             1.8%                       3.9%
HC 10, Box 116                      Class B          284,396               19.4%
Junction, TX 76849


J. Douglas Brooks                   Class A          831,573(7)             1.8%                       2.6%
P. O. Box 1237                      Class B          131,051                8.9%
Springdale, AR 72765


Jerry B. Burkett                    Class A          165,000(8)               *                          *
2110 Hemme Road                     Class B           33,311                2.3%
Stuttgart, AR  72160


Sal Miwa                            Class A          428,000(9)               *                          *
c/o Seiwa Optical Co.
50 Tice Boulevard
Woodcliff Lake, NJ 07675


Stephen W. Brooks                   Class A          745,116(10)            1.6%                       2.1%
P. O. Box 291                       Class B           89,311                6.1%
Springdale, AR 72765



James H. Culp, Ph.D                 Class A          325,000(11)              *                          *
120 Silver Lace Drive
Lake Jackson, TX 77566


Peter S. Lau                        Class A          104,715(12)              *                          *
30 Wall Street, 11th Floor
New York, NY 10005


Michael M. Tull                     Class A           96,000(13)              *                        1.9%
c/o I. W. Tull Sales Co.            Preferred-           400               13.8%                         *
1475 Holcomb Bridge Rd              Series B
Suite 113
Roswell, GA 30076


Robert A. Mackie, Jr                Class A        1,304,600(14)            2.8%                       2.3%
P. O. Box 380                       Preferred-           300                0.3%                         *
Irvington, NY 10533                 Series C


Delbert & Pat Allen                 Class A        1,322,524(15)            2.8%                       2.3%
3611 West Gulf Drive,
Sanibel Island, FL 33957


Officers and directors              Class A       14,531,799               31.2%                       40.5%
as a group (nine persons)           Class B        1,375,657               93.9%
                                    Preferred-           800               27.6%
                                    Series B
* Less than 1%

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

(2) Beneficial ownership of shares was determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and included shares underlying outstanding warrants and options which the named individual had the right to acquire within sixty days of December 31, 1999.

(3) Includes 2,608,940 shares owned directly, 493,645 in trusts controlled by Mrs. Brooks, 1,100,000 shares issuable upon exercise of stock options, 3,000 shares issuable upon exercise of Bonus Warrants, 325,000 shares issuable upon exercise of Class C Warrants, 3,974,080 shares issuable upon exercise of Class F and Class G Warrants issued in connection with a private placement of Class A Common Stock in May of 1994, 2,000,000 shares issuable upon exercise of Class H Warrants, and 493,333 shares issuable upon exercise of Series X and Series Y Warrants owned indirectly through two corporations controlled by Mrs. Brooks.

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

(6) Includes 354,067 shares owned directly, 4,500 shares owned as custodian for Joe G. Brooks' minor child, 38,205 shares owned as custodian for Brooks' Children's Trust, 1,500 shares issuable upon exercise of Bonus Warrants owned as custodian for Mr. Brook's minor child, 38,250 shares issuable upon exercise of Bonus Warrants owned as custodian for Brook's Children's Trust, 1,875 shares issuable upon exercise of Bonus Warrants owned directly and 400,000 shares issuable upon exercise of stock options.

(7) Includes 370,932 shares owned directly, 33,021 shares owned indirectly, 7,620 shares issuable upon exercise of Bonus Warrants and 420,000 shares issuable upon exercise of stock options.

(8) Includes 13,000 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett and 140,000 shares issuable upon exercise of stock options.

(9) Includes 3,000 shares owned directly and 425,000 shares issuable upon exercise of stock options.

(10) Includes 370,116 shares owned directly and 375,000 shares issuable upon exercise of stock options.

(11) Represents shares issuable upon exercise of stock options.

(12) Includes 75,000 shares issuable upon exercise of stock options and 29,715 shares issuable upon exercise of Class I Warrants.

(13) Includes 71,000 shares owned directly and 25,000 shares issuable upon exercise of stock options.

(14) Mr. Mackie directly owns 250,000 shares of Class A common stock, 75,000 Bonus Warrants, 250,000 Series X Warrants, 120,000 Series Y Warrants and 300,000 Series Z Warrants of the Company. Mr. Mackie indirectly owns 309,600 Bonus Warrants through R.A. Mackie & Co., L.P.

(15) Includes 338,624 shares owned directly, 789,526 shares owned indirectly, 160,000 shares issuable upon exercise of Bonus Warrants owned directly and 34,374 shares issuable upon exercise of Bonus Warrants owned indirectly.

(16) Class A Common Stock beneficial ownership is calculated based on 46,610,713 shares outstanding as of December 31, 1999, which includes 22,359,216 shares which any person has the right to acquire through the exercise of options and warrants within 60 days of December 31, 1999. Class B Common Stock beneficial ownership is calculated based on 1,465,530 shares outstanding on December 31, 1999. Preferred stock beneficial ownership is calculated based on 2,900 shares outstanding on December 31, 1999.

(17) Calculated based on 57,855,029 shares outstanding on December 31, 1999, which includes voting rights on all classes of stock, options and warrants which can be acquired within 60 days of December 31, 1999.

         At December 31, 1999, there were 24,251,497 shares of Class A Common Stock and 1,465,530 shares of Class B Common Stock issued and outstanding. The previous table sets forth that directors, officers and 5% shareholders, as a group, directly owned shares representing approximately 45.1% of the votes entitled to be cast upon matters submitted to a vote of the Company's stockholders, and Marjorie S. Brooks and corporations controlled by her owned shares representing approximately 28.0% of the votes entitled to be cast and may be in a position to control the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1999, the Company had an agreement with an affiliate whereby the Company agreed to transfer certain of its trade receivables as collateral, which the affiliate deemed acceptable, up to $2 million at any one time. In February 2000, the Company's major shareholder increased the Company's factoring line to $2.5 million. The Company believes that the current terms for its factoring agreement with its major shareholder is competitive with, if not better than, terms that might be obtained from outside sources. Upon acceptance of a transfer of a receivable, the affiliate remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable the Company remitted to the affiliate 1% of the receivable as a factoring charge, and the additional 14% of the receivable was remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. The Company indemnified the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 1999, the Company transferred an aggregate of approximately $20,500,000 in receivables under this agreement, of which $1,183,015 remained to be collected as of December 31, 1999. During 1998 and 1997, the Company transferred an aggregate of approximately $12,863,000 and $9,090,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $202,034, $113,189 and $73,718 associated with the factoring agreement were included in selling and administrative costs at December 31, 1999, 1998 and 1997, respectively.

         At December 31, 1999, accounts payable-related parties included the $1,183,015 discussed above and $352,982 relating to other items owed to related parties.

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

                                   SIGNATURES

         Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Springdale, State of Arkansas, on the 12th day of April, 2000.


ADVANCED ENVIRONMENTAL RECYCLING
TECHNOLOGIES, INC.



BY: /s/ JOE G. BROOKS                          /s/ EDWARD J.LYSEN
   -------------------------------             -------------------------------
      Joe G. Brooks,                           Edward J. Lysen,
      Chairman                                 Chief Financial Officer

Date: April 12, 2000                           April 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                               Title                                               Date
---------                               -----                                               -----

/s/ JOE G. BROOKS                       Chairman of the Board, Co-CEO                       April 12, 2000
-------------------------------         and Director
Joe G. Brooks


/s/ SAL MIWA                            Vice-Chairman and Director                          April 12, 2000
-------------------------------
Sal Miwa


/s/ STEPHEN W. BROOKS                   Co-CEO and Director                                 April 12, 2000
-------------------------------
Stephen W. Brooks


/s/ JOE G. BROOKS                       Interim-President                                   April 12, 2000
-------------------------------
Joe G. Brooks


/s/ MARJORIE S. BROOKS                  Secretary, Treasurer and Director                   April 12, 2000
-------------------------------
Marjorie S. Brooks


/s/ JERRY B. BURKETT                    Director                                            April 12, 2000
--------------------------------
Jerry B. Burkett


/s/ JAMES H. CULP                       Director                                            April 12, 2000
--------------------------------
James H. Culp


/s/ PETER S. LAU                        Director                                            April 12, 2000
--------------------------------
Peter S. Lau


/s/ MICHAEL M. TULL                     Director                                            April 12, 2000
--------------------------------
Michael M. Tull


/s/ THOMAS J. HAIRSTON                  Director                                            April 12, 2000
--------------------------------
Thomas J. Hairston

                                INDEX TO EXHIBITS


Exhibit No.       Description of Exhibit
-----------       ----------------------
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

4.13              Form of Class H Warrant Certificate.(j)

4.14              Form of Class I Warrant Certificate.(k)

4.15              Form of Class J Warrant Certificate.(l)

4.16              Form of Class K Warrant Certificate.(m)

10.1.1            Private Placement Agreement.(o)

10.1.2            Consulting Agreement.(o)

10.1.3            Note Purchase Agreement.(o)

10.1.4            Form of Note.(o)

10.1.5            Form of Private Placement Warrants.(o)

10.1.6            Form of Consulting Warrants.(o)

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

10.15 Lease Agreement dated June 1, 1990 between the Registrant and J's Feed, Inc. for the Registrant's plastics reclamation facility.(e)

10.16             Loan Agreement dated June 13, 1991 with Dow Credit
                  Corporation.(f)

10.16             Loan Agreement dated October 22, 1991 with Dow Credit
                  Corporation.(f)

10.16             Loan Agreement with City of Rogers, arranged through
                  Arkansas Industrial Development Commission.(f)

10.17 Lease Agreement dated June 15, 1992 between the Registrant and George's, Inc. for the Registrant's corporate office facility. (g)


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

10.28             Amended and Restated Stock Option Plan.(i)

10.29             Non-Employee Director Stock Option Plan.(i)

10.30             Chairman Stock Option Plan.(i)

10.31             Factoring Agreement dated April 30, 1994 between the
                  Registrant and Brooks Investment Company.(i)

10.32             Lease agreement dated July 29, 1997 between Registrant and
                  Dwain A. Newman, et ux., and National Home Center, Inc.(n)

10.33             Securities Purchase Agreement.(p)

10.34             Certificate of Designation of Series A Preferred Convertible
                  Stock.(p)

10.35             Certificate of Designation of Series B Preferred Convertible
                  Stock.(p)

10.36             Certificate of Designation of Series C Preferred Convertible
                  Stock.(p)

10.37             Form of Series X Warrants.(p)

10.38             Form of Series Y Warrants.(p)

10.39             Registration Rights Agreement.(p)

10.40             Placement Agency Agreement.(p)

27.1              Financial data schedule.**

-------------


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

(p)      Filed with Form 10-K for December 31, 1998.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1999

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred net losses since inception, has a substantial working capital deficit at December 31, 1999, and is subject to certain claims in litigation as discussed in Note 12. These factors, among others, as discussed in Note 2, raise substantial doubt concerning the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




                                                      /s/ ARTHUR ANDERSEN LLP


Dallas, Texas
April 7, 2000

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                     ASSETS


                                                   December 31,         December 31,
                                                      1999                 1998
                                                 --------------       --------------

Current assets:
  Cash                                           $      187,173       $      614,494
  Restricted bond escrow fund                        16,593,696                   --
  Accounts receivable, net of allowance of
   $20,000 in 1999 and 1998                           1,587,368              712,894
  Inventories                                         1,274,771              846,571
  Prepaid expenses and other                            149,682               89,266
                                                 --------------       --------------
    Total current assets                             19,792,690            2,263,225
                                                 --------------       --------------

Buildings and equipment:
  Buildings and leasehold improvements                1,044,096            1,041,035
  Machinery and equipment                            13,981,153           10,937,425
  Transportation equipment                              162,400              108,355
  Office equipment                                      210,024              159,295
  Construction in progress                            2,747,290            1,502,520
                                                 --------------       --------------
                                                     18,144,963           13,748,630

Less accumulated depreciation
  and amortization                                    7,227,875            5,452,638
                                                 --------------       --------------
Net buildings and equipment                          10,917,088            8,295,992

Other assets, at cost less accumulated
  amortization of $300,161 (1999)
  and $271,570 (1998)                                   746,015              382,710
                                                 --------------       --------------

                                                 $   31,455,793       $   10,941,927
                                                 ==============       ==============



The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31,        December 31,
                                                           1999                 1998
                                                        ------------        ------------


Current liabilities:
  Accounts payable - trade                              $  5,110,787        $  2,606,034
  Accounts payable - related parties                       1,535,997             895,170
  Current maturities of long-term debt:
    Related parties                                          494,265             648,425
    Other                                                     46,824             199,873
  Current maturities of capital lease obligation              23,189              19,263
  Accrued  liabilities                                       933,543             435,070
  Notes payable - related parties                            550,000                  --
  Notes payable - other, net of debt discount
    of $45,255 (1998)                                      2,354,944           2,085,325
  Bonds payable                                           16,500,000                  --
                                                        ------------        ------------
   Total current liabilities                              27,549,549           6,889,160
                                                        ------------        ------------


Long-term debt, less current maturities:
  Related parties                                                 --              97,707
  Other                                                        5,923              52,747
                                                        ------------        ------------
    Total long-term debt                                       5,923             150,454
                                                        ------------        ------------

Capital lease obligation                                      53,733              76,922
                                                        ------------        ------------
Accrued dividends payable on convertible
  preferred stock                                            337,890              47,890
                                                        ------------        ------------

Commitments and contingencies

Stockholders' equity, per accompanying statements:
 Preferred stock, $1 par value; 5,000,000
  shares authorized                                            2,900               2,900
 Class A common stock, $.01 par value;
  75,000,000 shares authorized                               242,515             222,456
 Class B convertible common stock, $.01 par
  value; 7,500,000 shares authorized                          14,655              14,655
 Additional paid-in capital                               28,459,192          26,984,318
 Accumulated deficit                                     (25,210,564)        (23,446,828)
                                                        ------------        ------------
    Total stockholders' equity                             3,508,698           3,777,501
                                                        ------------        ------------


Total liabilities and stockholders' equity              $ 31,455,793        $ 10,941,927
                                                        ============        ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS


                                                   Year ended           Year ended           Year ended
                                                  December 31,         December 31,         December 31,
                                                     1999                  1998                 1997
                                                ---------------      ---------------      ---------------

Sales                                           $    19,917,133      $    12,408,591      $     7,982,381

Cost of goods sold                                   17,166,024           11,688,448            7,639,708
                                                ---------------      ---------------      ---------------

Gross margin                                          2,751,109              720,143              342,673

Selling and administrative costs                      3,766,779            3,220,233            2,090,049
                                                ---------------      ---------------      ---------------

Operating loss                                       (1,015,670)          (2,500,090)          (1,747,376)

Interest expense, net                                  (458,066)          (1,105,090)            (166,288)
                                                ---------------      ---------------      ---------------

Loss before extraordinary gain                       (1,473,736)          (3,605,180)          (1,913,664)

Extraordinary gain                                           --                   --              757,644
                                                ---------------      ---------------      ---------------

Loss before dividends on
  redeemable convertible preferred stock             (1,473,736)          (3,605,180)          (1,156,020)

Accrued dividends on redeemable
  convertible preferred stock                          (290,000)             (47,890)                  --
                                                ---------------      ---------------      ---------------

Net loss applicable to common stock             $    (1,763,736)     $    (3,653,070)     $    (1,156,020)
                                                ===============      ===============      ===============
Loss per share of common stock
  before extraordinary gain                     $          (.07)     $          (.16)     $          (.09)
Extraordinary gain per share of common
  stock                                                      --                   --                  .04
                                                ---------------      ---------------      ---------------
Net loss per share of
  common stock (Basic and Diluted)              $          (.07)     $          (.16)     $          (.05)
                                                ===============      ===============      ===============
Weighted average number of common
  shares outstanding                                 24,598,715           22,895,517           21,800,170
                                                ===============      ===============      ===============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Preferred Stock                Class A Common Stock
                                                    Shares            Amount           Shares           Amount
                                                  ------------     ------------     ------------     ------------

Balance - December 31, 1996                                 --     $         --       19,201,148     $    192,012
Net proceeds from issuance of Class A
 Common Stock                                               --               --        1,111,821           11,118
Issuance of Detachable Stock Warrants                       --               --               --               --
Net loss for the year ended
 December 31, 1997                                          --               --               --               --
                                                  ------------     ------------     ------------     ------------

Balance - December 31, 1997                                 --     $         --       20,312,969     $    203,130
Issuance of shares for payment
 of interest on bridge financings                           --               --          260,708            2,607
Exercise of stock options                                   --               --          493,333            4,933
Exercise of Class B Warrants                                --               --          779,670            7,797
Exercise of Class C Warrants                                --               --          275,000            2,750
Exercise of Consultant Warrants                             --               --           60,000              600
Cashless exercise of Placement Warrants                     --               --           40,434              404
Issuance of Class A Common Stock to Vendor                  --               --           23,525              235
Issuance of extension warrants relating to
 extension of first bridge financing                        --               --               --               --
Debt discount on consulting
 and placement warrants                                     --               --               --               --
Net proceeds from issuance of preferred stock            2,900            2,900               --               --
Net loss for year ended December 31, 1998                   --               --               --               --
                                                  ------------     ------------     ------------     ------------

Balance - December 31, 1998                              2,900     $      2,900       22,245,639     $    222,456
Issuance of shares for payment
 of interest on bridge financings                           --               --          124,823            1,248
Issuance of options in payment of expenses                  --               --               --               --
Exercise of stock options                                   --               --          132,500            1,325
Exercise of Class B Warrants                                --               --          257,994            2,580
Exercise of Class F Warrants                                --               --          350,864            3,509
Exercise of Class G Warrants                                --               --          481,810            4,818
Exercise of Class I Warrants                                --               --           29,367              294
Exercise of Consulting Warrants                             --               --          600,000            6,000
Exercise of Placement Warrants                              --               --           28,500              285
Net loss for year ended December 31, 1999                   --               --               --               --
                                                  ------------     ------------     ------------     ------------

Balance - December 31, 1999                              2,900     $      2,900       24,251,497     $    242,515
                                                  ============     ============     ============     ============




                                                                                 Additional
                                                   Class B Common Stock            Paid-in          Accumulated
                                                  Shares           Amount          Capital            Deficit           Total
                                                -----------     ------------     ------------      ------------      ------------

Balance - December 31, 1996                       1,465,530     $     14,655     $ 21,533,450      $(18,637,738)     $  3,102,379
Net Proceeds from issuance of Class A
 Common Stock                                            --               --          217,881                --           228,999
Issuance of Detachable Stock Warrants                    --               --          175,000                --           175,000
Net loss for the year ended
 December 31, 1997                                       --               --               --        (1,156,020)       (1,156,020)
                                                -----------     ------------     ------------      ------------      ------------

Balance - December 31, 1997                       1,465,530     $     14,655     $ 21,926,331      $(19,793,758)     $  2,350,358
Issuance of shares for payment
 of interest on bridge financings                        --               --          282,803                --           285,410
Exercise of stock options                                --               --          148,267                --           153,200
Exercise of Class B Warrants                             --               --          926,233                --           934,030
Exercise of Class C Warrants                             --               --          327,250                --           330,000
Exercise of Consultant Warrants                          --               --           21,900                --            22,500
Cashless exercise of Placement Warrants                  --               --             (404)               --                --
Issuance of Class A Common Stock to Vendor               --               --           10,798                --            11,033
Issuance of extension warrants relating to
 extension of first bridge financing                     --               --           19,685                --            19,685
Debt discount on consulting
 and placement warrants                                  --               --          619,355                --           619,355
Net proceeds from issuance of preferred stock            --               --        2,702,100                --         2,705,000
Net loss for year ended December 31, 1998                --               --               --        (3,653,070)       (3,653,070)
                                                -----------     ------------     ------------      ------------      ------------

Balance - December 31, 1998                       1,465,530     $     14,655     $ 26,984,318      $(23,446,828)     $  3,777,501
Issuance of shares for payment
 of interest on bridge financings                        --               --          122,867                --           124,115
Issuance of options in payment of expenses               --               --           12,347                --            12,347
Exercise of stock options                                --               --          160,600                --           161,925
Exercise of Class B Warrants                             --               --          274,763                --           277,343
Exercise of Class F Warrants                             --               --          210,518                --           214,027
Exercise of Class G Warrants                             --               --          437,138                --           441,956
Exercise of Class I Warrants                             --               --           27,238                --            27,532
Exercise of Consulting Warrants                          --               --          219,000                --           225,000
Exercise of Placement Warrants                           --               --           10,403                              10,688
Net loss for year ended December 31, 1999                --               --               --        (1,763,736)       (1,763,736)
                                                -----------     ------------     ------------      ------------      ------------

Balance - December 31, 1999                       1,465,530     $     14,655     $ 28,459,192      $(25,210,564)     $  3,508,698
                                                ===========     ============     ============      ============      ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

                                                              Year ended           Year ended             Year ended
                                                              December 31,         December 31,           December 31,
                                                                  1999                  1998                  1997
                                                             -------------         -------------         -------------
Cash flows from operating activities:
 Net loss applicable to common stock                         $  (1,763,736)        $  (3,653,070)        $  (1,156,020)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                                   1,846,601             1,412,692             1,088,577
 Amortization of other assets                                       76,652               412,505                65,319
 Amortization of debt discount                                      45,255               675,153                38,889
 Expenses paid from bond escrow fund                               112,746                    --                    --
 Interest earned on bond escrow fund                              (206,442)                   --                    --
 Interest paid through issuance of common stock                    124,115               285,410                    --
 Expenses paid through issuance of stock options                    12,347                    --                    --
 Extraordinary gain                                                     --                    --              (757,644)
 Loss on disposition of equipment                                   82,052                 1,964                    --
 Increase in other assets                                         (391,895)               (5,015)             (125,098)
 Changes in current assets and current liabilities                 360,076             1,031,717               379,429
                                                             -------------         -------------         -------------
Net cash provided by (used in) operating activities                297,771               161,356              (466,548)
                                                             -------------         -------------         -------------

Cash flows from investing activities:
 Additions to buildings and equipment                           (2,552,511)           (3,674,969)           (2,134,067)
 Proceeds from sale of equipment                                    35,000                 4,722                    --
 Insurance recoveries, net of fire related expenses                     --                    --             1,757,644
                                                             -------------         -------------         -------------
Net cash used in investing activities                           (2,517,511)           (3,670,247)             (376,423)
                                                             -------------         -------------         -------------

Cash flows from financing activities:
 Proceeds from issuance of notes                                   950,000             1,380,842             1,304,229
 Payments on notes                                                (760,414)             (364,020)             (727,585)
 Payments on capital lease obligation                              (19,263)              (20,730)                   --
 Dividends accrued on convertible preferred stock                  290,000                47,890                    --
 Proceeds from issuance of common stock                                 --                    --               228,999
 Proceeds from issuance of preferred stock                              --             1,155,000                    --
 Proceeds from exercise of stock options and
  warrants, net                                                  1,332,096             1,878,975                    --
                                                             -------------         -------------         -------------
Net cash provided by financing activities                        1,792,419             4,077,957               805,643
                                                             -------------         -------------         -------------

Increase (decrease) in cash                                       (427,321)              569,066               (37,328)
Cash, beginning of period                                          614,494                45,428                82,756
                                                             -------------         -------------         -------------
Cash, end of period                                          $     187,173         $     614,494         $      45,428
                                                             =============         =============         =============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Description of the Company

Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) manufactures a line of composite building materials from reclaimed plastic and wood fiber waste for certain specialized applications in the construction industry. The Company markets this material as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring. The Company is comprised of two manufacturing facilities located in Junction, Texas and Springdale, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers, industrial-flooring companies and Weyerhaeuser, the Company's primary decking customer.

Note 2: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1999, the Company had a substantial working capital deficit of $7,717,859 and had incurred net losses of approximately $1.7 million, $3.7 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has incurred net losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, The Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due.

The Company also has claims and litigation outstanding against it as described in Note 12, the outcome of which is uncertain. If the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products at economically feasible levels.

The Company is currently implementing a production plan, which management believes will provide better operating efficiencies and correct the production problems encountered in the past. The plan includes increasing production capacity, further automating the production process and better utilizing regrindable scrap. The Company anticipates reducing its working capital deficit by paying off the bridge notes payable and being reimbursed for significant working capital through the use of bond fund proceeds discussed below. During 2000, the Springdale plant will have its third extrusion line in operation, with a new material transfer system. Furthermore, subsequent to year-end and as discussed in Note 5, the Company obtained $4.5 million of additional bank financing, the proceeds of which were used to acquire land adjacent to the Springdale facility and reduce accounts payable.

As discussed in Note 5, the Company closed a $16.5 million tax-exempt industrial bond financing into escrow in October 1999, intended to refinance and shift its construction related accounts payable into long-term financing. In order for the Company to receive the bond financing the Company must meet certain financial and operating criteria unless waived by the holder of 100% of the Bonds. These include delivering to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal shall be not less than 2 to 1. There is no assurance the Company will be successful in meeting the standards required to receive the bond financing proceeds or in obtaining necessary financial resources from other sources.

Completion of the production plan will require that the Company receive the proceeds from the bond financing or obtain additional debt or equity financing beyond those resources currently available to the Company. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due in 2000. There is no assurance the Company will be able to correct prior production problems and improve operating efficiencies or that the Company will be successful in securing capital resources to complete its production plan, fund maturities of debt and other obligations as they become due in 2000 or to support the Company until such time, if ever, that the Company is able to consistently generate income from operations.
                                      F-8

Note 3: Significant Accounting Policies

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

                                      Year ended           Year ended             Year ended
                                     December 31,          December 31,          December 31,
                                        1999                  1998                  1997
                                    -------------         -------------         -------------

Receivables                         $    (824,752)        $    (172,155)        $    (529,802)
Note receivable                                --                81,571               (81,571)
Inventories                              (428,200)             (110,874)             (142,372)
Prepaid expenses and other                 24,561               (95,581)               15,114
Accounts payable -
 Trade and related parties              1,089,994             1,204,367             1,014,444
 Accrued liabilities                      498,473               124,389               103,616
                                    -------------         -------------         -------------
                                    $     360,076         $   1,031,717         $     379,429
                                    =============         =============         =============

 Cash paid for interest             $     218,296         $      52,395         $     141,320
                                    =============         =============         =============

Supplemental Disclosures of Non-cash Investing and Financing Activities:

                                                              1999                 1998                 1997
                                                          -------------        -------------        -------------
Note payable for financing of insurance policies          $     133,038        $     104,027        $     109,207
Accounts / notes payable for equipment                        2,125,547              280,248                   --
Bond financing held in escrow                                16,500,000                   --                   --
Receivables from exercise of stock options                       26,375                   --                   --
Capital lease obligation for equipment                               --              110,000                   --
Class A Common Stock issued in payment of
  accounts payable                                                   --               11,033                   --
Series B Preferred Stock issued in payment of
  accounts payable - related parties                                 --              400,000                   --
Series B Preferred Stock issued in payment of
  notes payable                                                      --              100,000                   --
Series A Preferred Stock issued in payment of
  notes payable                                                      --            1,050,000                   --
Non-cash payment for financing costs                                 --               19,685                   --



Buildings and Equipment

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

Provision for depreciation of buildings and equipment is provided on a straight-line basis for buildings, leasehold improvements, machinery, transportation equipment and office equipment over the lesser of the estimated useful life of the asset or the term of the lease. Estimated useful lives are: buildings - 5 to 19 years, leasehold improvements - 6 years, transportation equipment - 3 to 5 years, office equipment - 5 years and machinery and equipment
- 3 to 8 years.

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

The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of December 31, 1999. Such assessment required the Company to make certain estimates of future production volumes, costs, sales volumes and prices, which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also decrease below previous historical cost levels.

Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance, subsequent to the completion of its production plan, will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Springdale and Junction manufacturing facilities, which was $10,917,088 at December 31, 1999.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at December 31:

                             1999                  1998
                         -------------       -------------
Raw materials            $     565,259       $     486,068
Work in process                323,268             263,573
Finished goods                 386,244              96,930
                         -------------       -------------
                         $   1,274,771       $     846,571
                         =============       =============

Other Assets

At December 31, 1999, other assets consisted primarily of debt acquisition costs in the amount of $302,697, net, which are amortized over the term of the related debt, and the costs for the preparation of patent applications of $293,026, net, which are amortized using the straight-line method over 17 years.

Prepaid Expenses and Other

Prepaid expenses and other consisted primarily of prepaid insurance at December 31, 1999.

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

SFAS No. 125

The Company accounts for transfers of receivables, with recourse, to a related party under the guidelines of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", (SFAS 125). This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as transfers of receivables with recourse, and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Based on the requirements of SFAS No. 125, the receivables transferred to the related party with recourse are accounted for as a secured borrowing because the Company is not considered to have surrendered control over the transferred assets. Accounts receivable and accounts payable-related parties at December 31, 1999 and 1998, were increased by $1,183,015 and $695,447, respectively, to reflect these requirements (see Note 4).

SFAS No. 128

The Company calculates and discloses earning per share (EPS) in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaces the presentation of Primary EPS with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share". SFAS 128 requires restatement of all prior-period EPS data presented.

In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company has incurred losses from continuing operations and net losses for the years ended December 31, 1999, 1998 and 1997. Therefore, Basic EPS and Diluted EPS are computed in the same manner. Although such financial instruments were not included due to being antidilutive, the Company does have potentially dilutive financial instruments in the form of warrants and options (See Notes 6 and 8). The number of shares of common stock subject to issuance under options and warrants at December 31, 1999 and not included due to antidilutive effects was approximately 23.9 million.

Concentrations of Credit Risk

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

Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities -- The carrying value approximates fair value due to the short maturity of those items.

Long-term debt -- The fair value of the Company's long-term debt has been estimated by the Company based upon each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral and amortization schedule. The carrying amount approximates fair value.

Note 4: Related Party Transactions

During 1999, the Company had an agreement with an affiliate whereby the Company agreed to transfer certain of its trade receivables as collateral, which the affiliate deemed acceptable, up to $2 million at any one time. In February 2000, the Company's major shareholder increased the Company's factoring line to $2.5 million. Upon acceptance of a transfer of a receivable, the affiliate remitted to the Company 85% of the receivable, as defined in the agreement, and the Company remitted to the affiliate 1% of the receivable as a factoring charge. Upon collection of the receivable, the Company remitted to the affiliate 1% of the receivable as a factoring charge and the additional 14% of the receivable were remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. The Company indemnified the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 1999, the Company transferred an aggregate of approximately $20,500,000 in receivables under this agreement, of which $1,183,015 remained to be collected as of December 31, 1999. During 1998 and 1997, the Company transferred an aggregate of approximately $12,863,000 and $9,090,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $202,034, $113,189 and $73,718 associated with the factoring agreement were included in selling and administrative costs at December 31, 1999, 1998 and 1997, respectively.

At December 31, 1999, accounts payable-related parties included the $1,183,015 discussed above and $352,982 relating to other items owed to related parties.

Note 5: Notes Payable and Long-Term Debt

Notes Payable - Other

Notes payable - other, net of debt discounts consisted of the following at December 31:

                                                                                      1999                        1998
                                                                                      ----                        ----

12% notes payable to preferred stockholders, due on demand                        $  400,000                   $       --

12% notes payable (the bridge financing), interest payable quarterly in shares of the Company's Class A common stock or cash, principal due in cash on July 1,
2000. The effective interest rate on the debt is 33.0% (1)                            50,000                      250,000

12% notes payable (the bridge financing), interest payable quarterly in shares of the Company's Class A common stock or cash, principal due in cash on July 1,
2000. The effective interest rate on the debt is 61.8% (1)                           800,000                      800,000

12% notes payable (the bridge financing), interest payable quarterly in shares of the Company's Class A common stock or cash, principal due in cash on July 1,
2000.  The effective interest rate on the debt is 188.9% (1)                         410,000                      410,000

12% notes payable (the bridge financing), net of debt discount of $20,255 for
1998, interest payable quarterly in shares of the Company's Class A common stock or cash, principal due in cash on July 1, 2000.  The effective interest
rate on the debt is 57.8% (1)                                                        359,963                      339,708

12% notes payable (the bridge financing), net of debt discount of $25,000 for
1998, interest payable quarterly in shares of the Company's Class A common stock or cash, principal due in cash on July 1, 2000. The effective interest
rate on the debt is 37.1% (1)                                                         287,500                      262,500

Other                                                                                 47,481                       23,117
                                                                                  ----------                   ----------
Total                                                                             $2,354,944                   $2,085,325
                                                                                  ==========                   ==========

(1) The Company has five bridge financing agreements. The date of the first agreement was October 30, 1997. The Company issued notes payable totaling $1.3 million that were originally due and payable on July 27, 1998, but they have since been extended to July 1, 2000. Interest on the notes is payable every three months at 12% with the Company's Class A common stock. In connection with the notes, the Company issued 2,600,000 consulting warrants and 156,000 placement warrants and paid loan origination costs of $169,000 to the placement agent. The warrants expire October 30, 2002, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. Per the agreement, if the notes were extended, an additional 650,000 consulting warrants and 78,000 placement warrants would be issued. The note holders have extended the notes through July 1, 2000 without additional penalty warrants, with the exception of 310,000 penalty warrants issued to one of the note holders, in exchange for voluntary selling restrictions of the Company's stock by the Company's officers and certain shareholders, without prior approval from the issuer of the note. Also, during 1998, $1,050,000 of these bridge financing notes were converted to preferred stock (See Note 6), and an additional $200,000 was paid on the notes in 1999, bringing the note balance to $50,000 at December 31, 1999.

The second bridge financing was completed on February 5, 1998. The Company issued notes payable totaling $800,000 that was originally due and payable on November 2, 1998, but they have since been extended without penalty warrants to July 1, 2000. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 1,600,000 consulting warrants and 96,000 placement warrants and paid loan origination costs of $104,000 to the placement agent. If the notes are extended beyond July 1, 2000, the Company may be required to issue 448,000 penalty warrants (400,000 consulting warrants and 48,000 penalty warrants). The warrants expire February 5, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000 that were originally due and payable on January 2, 1999, but have since been extended without penalty warrants to July 1, 2000. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants and paid loan origination costs of $53,300 to the placement agent. If the notes are extended beyond July 1, 2000, an additional 205,000 consulting warrants and 24,600 placement warrants may be issued. The warrants expire April 7, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

A fourth bridge financing was completed on June 3, 1998. The Company issued notes payable totaling $359,963 that were originally due and payable on February 28, 1999, but have since been extended without penalty warrants to July 1, 2000. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 719,926 consulting warrants and 43,195 placement warrants and paid loan origination costs of $46,795 to the placement agent. If the notes are extended beyond July 1, 2000, an additional 179,981 consulting warrants and 21,597 placement warrants may be issued. The warrants expire June 3, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

A fifth bridge financing was completed on August 21, 1998. The Company issued notes payable totaling $287,500 that were originally due and payable on May 18, 1999, but have since been extended without penalty warrants to July 1, 2000. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 575,000 consulting warrants and 34,500 placement warrants and paid loan origination costs of $37,375 to the placement agent. If the notes are extended beyond July 1, 2000, an additional 143,750 consulting warrants and 17,250 placement warrants may be issued. The warrants expire August 21, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

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

Under a placement agency agreement entered into concurrently with the October 30, 1997 bridge financing agreement, the placement agent has a two year option to "put" up to an additional $342,537 aggregate principal amount of notes to the Company. If the additional notes are issued, then the Company will issue 685,074 consulting warrants and 41,104 placement warrants in connection with the notes. If the notes are extended, an additional 171,268 consulting warrants and 20,552 placement warrants may be issued. Both the additional notes and related consulting and placement warrants will have terms and provisions similar to those of previous bridge financings.

Notes Payable - Related Parties

Notes payable to related parties consisted of two notes payable to an investment company owned by a significant shareholder. The outstanding principal balance at December 31, 1999 on each note was $300,000 and $250,000, respectively. The notes are due on demand and include interest at fixed rates of 10% and 12%, respectively.

Long-term Debt

Long-term debt, net of debt discount consisted of the following at December 31:

                                                                                       1999                  1998
                                                                                    ------------        ------------

9.75% note payable to Marjorie S. Brooks (a related party), due in monthly installments of principal and interest of $33,100, secured by a second
position on substantially all of the assets of the Company                          $    494,265        $    746,132

9.5% notes payable, due in monthly installments of $8,390, secured by
certain manufacturing equipment                                                           40,973             216,959

8% note payable, paid off in 1999                                                             --              15,532

Other                                                                                     11,774              20,129
                                                                                    ------------        ------------

Total                                                                                    547,012             998,752

Less current maturities                                                                 (541,089)           (848,298)
                                                                                    ------------        ------------
Long-term debt, net of  current maturities                                          $      5,923        $    150,454
                                                                                    ============        ============


The aggregate maturities of long-term debt, net of debt discount, as of December 31, 1999 are as follows:

                    2000                 $541,089
                    2001                    4,686
                    2002                    1,237
                                         --------
                                         $547,012
                                         ========

Bonds Payable

In October 1999, the Company entered into an agreement with the City of Springdale, Arkansas for the issuance of Series 1999 Industrial Development Revenue Bonds (the Bonds). The Bonds are private activity bonds issued for a limited number of purposes, including solid waste disposal projects. The Company received the Bond allocation; however, given their current cash flow position, the Bonds are not marketable. As a result, the Bonds have been issued and retained in escrow until such time in which the Company meets certain criteria as defined in the Bond agreement. As of December 31, 1999, the Company has debt with the City of Springdale, Arkansas, secured by cash deposits sufficient to payoff the debt.

Proceeds of the Bonds were deposited as follows: $112,814 of the proceeds were deposited in the Issuance Expense Fund while the remaining $16,387,186 were deposited in the Project Fund and invested until the Reset Date (October 13, 2000). Concurrent with the closing, the funds were transferred to an investment company and invested in selected low risk investment types as defined in the Indenture of Trust. Any interest or other gain realized, as a result of any investments of monies from the Project Fund shall be retained in or transferred to the Project Fund. Should the escrow funds be devalued by the Reset Date, the Company is liable for any deficiencies.

The Bonds carry an initial interest rate of 5.25%, a maturity date of October 1, 2029 and an original issue date of October 14, 1999. The Bonds shall be dated as of October 14, 1999 with interest from the original interest date payable semiannually on April 1 and October 1 of each year, commencing April 1, 2001. The Bonds will bear interest at 5.25% from the date of issuance until the Reset Date. Interest from the Reset Date to the maturity date will be calculated at a variable rate equal to the lesser of (i) 9.75% per annum and (ii) a variable rate of interest certified by a remarketing agent appointed by the Company. If a remarketing agent fails to properly certify a new variable rate, the rate shall be the same as the rate proceeding the Reset Date until the variable rate is so certified.

In October 1999, an investment company agreed to purchase the Bonds from the City of Springdale. The Bonds are issuable only as fully registered bonds in the minimum denominations of $100,000 and in any integral multiple of $5,000 in excess thereof. At or prior to disbursement of proceeds from the Project Fund, assuming proceeds of the Bonds have not been used to redeem the Bonds, the Company must deliver to the Trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Furthermore, unless waived by the holder of 100% of the Bonds, the Company must also deliver to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the Bonds, the long-term debt service coverage ratio, as defined, has been not less than 2.00 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal from the Project Fund shall be not less than 2.00 to 1. Although the Bonds will be called if the Company does not break escrow by the Reset Date, if a negative arbitrage position does not exist, it is possible that the bondholder will waive/roll the call for another year or sell to another investor. However, the risk does exist that if another investor cannot be identified, the Company will be required to buy back the Bonds at the Reset Date.

All advancements under this agreement are secured by the Company's interest in the land purchased subsequent to year-end, the improvements, the plans and specifications, and any fixtures or appurtenances now or hereafter erected thereon. In addition, the Company granted the Issuer a present security interest in the pledged accounts, the funds, any trust accounts referred to in the agreement, all tangible personal property, furniture, and machinery and equipment located on the site.

The Bonds are subject to mandatory redemption under various circumstances including, but not limited to, casualty loss or condemnation and occurrence of a determination of taxability as defined in the Indenture of Trust. Furthermore, the Bonds shall be subject to mandatory tender for purchase by the Company in whole on the Reset Date, at a purchase price equal to the principal amount of Series 1999 Bonds so tendered plus accrued interest to the Reset Date.

The Bonds are subject to mandatory sinking fund redemption at a redemption price equal to 100 percent of the principal amount thereof and accrued interest to the redemption date. As of October 1 of each year, there shall be deposited in the Bond Principal Fund and Bond Interest Fund a sum which is sufficient to redeem the following principal amounts and accrued interest to the redemption date:

             Year                Amount
          ----------          -----------
          2000                $         0
          2001                    200,000
          2002                    170,000
          2003                    185,000
          2004                    200,000
          Thereafter           15,745,000
                              -----------
                              $16,500,000
                              ===========

The Company will incur certain costs related to remarketing the Bonds. During 1999, the Company entered an agreement with an investment company whereby the Company has committed to pay the investment company 5% of Bond proceeds plus 495,000 shares of common stock upon satisfactory completion of the Bond remarketing. In addition, at December 31, 1999, the Company believes it has incurred approximately $4.6 million for certain construction expenditures that qualify under the terms as defined in the Bond Agreement.

Subsequent Note Payable

Subsequent to December 31, 1999, the Company obtained bridge financing from a bank in the amount of $4.5 million. The debt is due on demand, however if no demand is made, it is due in 176 equal monthly payments of $49,156 including interest at a fixed rate of 9.75%, beginning June 23, 2000, and maturing February 23, 2015. The note is collateralized by real estate and improvements, fixed assets, assignment of life insurance policy, personal guarantee of certain stockholders and an 80% USDA Department of Rural Development guarantee. The note contains certain financial covenants including a minimum debt to net worth ratio, as defined, of no more than 3 to 1; a minimum current ratio of 1 to 1 by August 2000; and a minimum current ratio of 2 to 1 by February 2001 and thereafter. The Company was in compliance with the minimum debt to net worth covenant at December 31, 1999.

Note 6: Stockholders' Equity

During 1998, the Company issued a series of voting and non-voting, convertible preferred stock, which raised an additional $2.9 million in equity. The Company issued 1,500 Series A shares, 900 Series B shares and 500 Series C shares at a price of $1,000 per share. Such stock was purchased by the major stockholder, a 5% holder and accredited institutional investors. The preferred stock bears interest at 10% per year. On the 7th anniversary date of the issuance of preferred stock, the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. Under the terms of the preferred stock agreements, certain continuing performance criteria are required of the Company, including: (1) minimum sales of $6 million per quarter and (2) positive quarterly cash flow from operations each quarter. If a milestone failure occurs, the conversion price is the lower of the fixed conversion price or the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. During the second quarter and fourth quarter of 1999, the Company realized sales of $4.8 million and $4.9 million, respectively. Therefore milestone failures have occurred. The Company, at its option and two years from the issuance date, can redeem the stock prior to conversion at a premium of 150 percent. The stock was issued with a series of X and Y warrants, which can be exercised at $1.20 and $2.50 per share, respectively, as described in the warrants section below.

The preferred stock agreements have been amended to extend the date by which the Company is required to have an effective registration statement that registers the common stock underlying the convertible preferred stock and warrants to August 1, 2000. The Company may be required to pay certain penalties to the holders of the preferred stock and warrants if the registration statement is not declared effective by the SEC by August 1, 2000. The penalties increase over time until the registration statement is declared effective. The preferred stock agreements contain potential redemption events, which would cause the Company to have to redeem the preferred stock. The agreements state that if a redemption event occurs, the Company must pay each holder of preferred stock an amount equal to ten percent of the aggregate stated value of the shares of preferred stock then outstanding.

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

Class B Warrants

Each Class B Warrant entitled the holder to purchase one share of Class A Common Stock at an exercise price of $1.075. One Bonus Warrant (described below) was to be granted to the holder for each warrant exercised. During 1998, the Company received net proceeds of $934,032 from the exercise of 779,670 Class B Warrants. An additional 257,994 warrants were exercised in 1999, resulting in proceeds to the Company of $277,343. The remaining warrants were not exercised, and expired on February 12, 1999.

Class C Warrants

Each Class C Warrant is exercisable into one share of Class A Common Stock at an exercise price of $1.075 per share. During 1998, the Company received net proceeds of $330,000 from the exercise of 275,000 C Warrants. One bonus warrant (described below) was granted to the holder for each warrant exercised. On February 12, 1999, 50,000 Class C Warrants expired. The remaining 325,000 Class C Warrants expire in June 2003.

Class F Warrants

In 1999, 350,864 Class F Warrants were exercised at a price of $0.61 per share, resulting in proceeds of $214,027. The remaining 987,040 Class F Warrants expire in June 2004, and are exercisable at a price of $0.61 per share of Class A Common Stock for each Class F Warrant exercised.

Class G Warrants

In 1999, 481,810 Class G Warrants were exercised at prices ranging from $0.91 to $0.92 per share, resulting in proceeds of $441,956. The remaining 2,987,040 Class G Warrants expire in June 2004, and are exercisable at a price of $0.92 per share of Class A Common Stock for each Class G Warrant exercised.

Class H Warrants

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

Class I Warrants

In June 1996, the Company completed an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 1,666,893 shares of Class A Common Stock. Net offering proceeds consisted of $1,146,000 in cash. As part of the offering, the Company issued 242,878 Class I Warrants to the Stock Placement Distributor. The Class I Warrants were to expire three years from the date of issue and were exercisable at prices ranging from $0.9375 to $1.125 per share of Class A Common Stock for each Class I Warrant exercised.

In May 1997, an additional 150,462 Class I warrants were issued in connection with the December 1996 Regulation S Offering, as described below, at exercise prices ranging from $0.31 to $0.56 per share of Class A Common Stock for each Class I Warrant exercised.

In 1999, 29,367 Class I Warrants were exercised at a price of $0.9375 per share, resulting in proceeds of $27,532, and 42,866 Class I Warrants expired. Also in 1999, 310,000 Class I Warrants were extended to 2002.

In December 1996, the Company received $185,000 in cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 228,571 and 134,454 shares of Class A Common Stock in 1996 and 1997, respectively. Also, in 1997, $228,999 was received and 977,367 shares of Class A Common Stock were issued.

Class J and K Warrants

In December 1996, in connection with a note payable of $100,000 (See Note 5), the Company authorized and issued two sets of Warrants, Class J for 200,000 and Class K for 150,000. Each Class J and Class K Warrant is exercisable on a one-for-one basis into common stock. Each Class J Warrant is exercisable at $0.50 per share and each Class K Warrant is exercisable at $0.75 per share. Both Class J and Class K Warrants expire five years from the date of issuance.

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

Bonus Warrants

In connection with the exercise of the Class B and C Warrants during 1998 and 1999, the Company granted a new warrant on a one-for-one basis for each Class B and C Warrant exercised. The Bonus Warrants, 1,054,670 and 257,994 issued in 1998 and 1999, respectively, expire February 12, 2001, and are exercisable at a price of $3.00 per share of Class A Common Stock for each Bonus Warrant exercised.

Consulting and Placement Warrants

In October 1997, the Company obtained bridge financing of $1.3 million (see Note
5). In connection with the financing obtained, 2,756,000 stock warrants were issued. The stock warrants expire on October 30, 2002, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In 1999, 628,500 Consulting and Placement Warrants were exercised at a price of $0.375 per share, resulting in proceeds of $235,688.

In February 1998, the Company obtained bridge financing of $800,000 (see Note
5). In connection with the financing obtained, 1,696,000 stock warrants were issued. The stock warrants expire on February 5, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense.

In April 1998, the Company obtained bridge financing of $410,000 (see Note 5). In connection with the financing obtained, 869,200 stock warrants were issued. The stock warrants expire on April 7, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense.

In June 1998, the Company obtained bridge financing of $359,963 (see Note 5). In connection with the financing obtained, 763,121 stock warrants were issued. The stock warrants expire on June 3, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In August 1998, the Company obtained bridge financing of $287,500 (see Note 5). In connection with the financing obtained, 609,500 stock warrants were issued. The stock warrants expire on August 21, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense.

Extension Warrants

In connection with the extension of the October 30, 1997 bridge financing, 310,000 extension warrants were issued. The stock warrants expire on November 5, 2003, and are exercisable at a price of $0.375 per share of Class A Common Stock for each warrant exercised.

Series Z Placement Warrants

In 1998, the Company issued 300,000 Placement Warrants in connection with the issuance of the Series C Preferred Stock. These warrants are exercisable at a price of $1.00 per share of Class A Common Stock for each warrant exercised, and expire on November 12, 2003.

At December 31, 1999, the Company had outstanding warrants as follows:

                                                                                                        Weighted
                                                                             Warrants for                Average
                                                                               Class A                  Exercise
                                                                             Common Stock                 Price
                                                                             ------------                 -----

Class C Warrants                                                                  325,000                $1.075
Class F Warrants                                                                  987,040                $ 0.61
Class G Warrants                                                                2,987,040                $ 0.92
Class H Warrants                                                                2,000,000                $ 0.47
Class I Warrants                                                                  321,111                $ 0.75
Class J Warrants                                                                  200,000                $ 0.50
Class K Warrants                                                                  150,000                $ 0.75
Series X Warrants                                                               1,999,162                $ 1.20
Series Y Warrants                                                                 867,500                $ 2.50
Series X Warrants - Placement Agent                                               417,495                $ 1.20
Series Y Warrants - Placement Agent                                               154,050                $ 2.50
Bonus Warrants                                                                  1,312,664                $ 3.00
Consulting Warrants                                                             5,654,926                $0.375
Placement Warrants                                                                290,395                $0.375
Extension Warrants                                                                310,000                $0.375
Series Z Placement Warrants                                                       300,000                $ 1.00
                                                                               ----------                ------
                                                                               18,276,383                $ 0.97
                                                                               ==========                ======

In order to remain listed on the NASDAQ SmallCap Market, all publicly held companies must meet certain criteria (maintenance standards) established by the NASDAQ. Increased listing and maintenance standards include a minimum bid of $1.00 common stock price and a $2 million net asset value. On March 12, 1999, the Company attended a hearing in the matter of the continued listing of the Company's stock on the NASDAQ SmallCap Market. The hearing was in regards to the Company being notified on October 13, 1998, that it did not meet the $1.00 minimum bid price for continued listing. The Company was given ninety days, until January 13, 1999, to regain compliance. The Company did not achieve compliance during the grace period and requested the hearing. Subsequent to the hearing, the Company was given an additional waiver to regain compliance and meet minimum listing standards. The NASDAQ Listing Qualifications Panel notified the Company in June 1999 that it had regained full compliance regarding listing qualifications, and that the Company's Class A common stock (AERTA) would continue to be listed on the NASDAQ SmallCap Market. As of December 31, 1999, the Company's closing stock price was $3.09, and its net asset value was $3,508,698.

Note 7: Capital Lease Obligations

The capital lease agreements are for machinery and equipment. Under the agreements, the Company is to make aggregate monthly payments of $3,259, including interest ranging from 22.16% to 28.51%, which expire at various times from August 2001 through August 2003. The Company has the option to purchase the property at the end of the lease term for $1.00.

The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 1999:

                           2000                                        $   39,103
                           2001                                            33,274
                           2002                                            21,614
                           2003                                            14,409
                                                                       ----------
Total minimum lease payments                                              108,400
Less - amounts representing interest                                       31,478
                                                                       ----------
Present value of net minimum lease payments                                76,922
Less - current maturities of capital leases                                23,189
                                                                       ----------
                                                                       $   53,733
                                                                       ==========

Note 8: Stock Option Plans

The Company's Stock Option Plans (the 1997 Plan, 1994 Plan, Director Plan, Chairman Plan and the 1989 Plan) authorize the issuance of a total of 7,600,000 shares of the Company's Class A Common Stock to its directors, employees and outside consultants. The option price of the stock options awarded must be at least equal to the market value of the Class A Common Stock on the date of grant. Stock options may not be granted to an individual to the extent that in any calendar year in which options first become exercisable, the shares subject to options first exercisable in such year have a fair market value on the date of grant in excess of $100,000. No option may be outstanding for more than ten years after its grant. The purpose of the Plans is to enable the Company to encourage key employees, directors and outside consultants to contribute to the success of the Company by granting such persons incentive stock options (ISOs) and/or non-incentive stock options (nonqualified stock options). The ISOs are available for employees only. In order to provide for disinterested administration of the Plans for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, the Director Plan also provides that outside directors will automatically receive annual awards of nonqualified stock options.

In June 1994, stockholders of the Company approved the adoption of the Amended and Restated Stock Option Plan, which superseded and replaced the Company's 1990 Stock Option Plan. The new Plan provides for the granting of options to purchase up to 1,000,000 shares of the Company's Class A Common Stock by recipients of incentive stock options or nonqualified stock options as granted by the Company's Board of Directors. The Company's stockholders also approved the Non-Employee Director Stock Option Plan (the Director Plan), in 1994. The Director Plan provides for the issuance of options to purchase up to an aggregate of 500,000 shares of the Company's Class A Common Stock to eligible outside directors of the Company. Each eligible outside director will be granted options to purchase 25,000 shares of common stock annually commencing in 1995 and each year thereafter.

Also in June 1994, stockholders of the Company approved the Chairman Stock Option Plan. The Plan provided for a grant of 500,000 shares of the Company's Class A Common Stock.

In July 1997, stockholders of the Company approved the adoption of the Advanced Environmental Recycling Technologies, Inc. 1997 Securities Plan (the 1997 Plan). The 1997 Plan provides for certain awards to be given to senior and executive management of the Company to encourage and reward superior performance. The awards can be in the form of stock options, restricted stock and other performance awards to be given. The aggregate number of shares which may be offered pursuant to incentive stock options under the 1997 Plan originally was not to exceed 3,000,000, but this amount was increased by approval of the stockholders to 5,000,000 in July 1999. The aggregate number of shares which may be offered for purchase pursuant to non-qualified stock options shall not exceed 500,000 shares. The stock options may not be granted with an exercise price less than the fair market value of a share on the date the option is granted, unless granted to a 10% shareholder, then the exercise price must be at least 110% of the fair market value per share on the date such option is granted. The Incentive Stock Options may not be exercised after ten years from the date the option is granted unless the option is given to a 10% shareholder, then the expiration date is five years from the date the option is granted. The options must be exercised within three months after termination of employment.

A summary of the activity in the Company's Stock Option Plans during the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                    1999                            1998                           1997
                                          --------------------------     ---------------------------     -------------------------
                                                           Weighted                        Weighted                     Weighted
                                                           Average                         Average                      Average
                                                           Exercise                        Exercise                     Exercise
                                            Shares          Price          Shares           Price          Shares         Price
                                          ----------      ----------     ----------       ----------     ----------     ----------

Outstanding at beginning of year           4,473,000      $     0.67      4,103,000       $     0.68      1,329,000     $     1.30
Granted                                    1,350,000      $     1.29      1,055,000       $     0.89      3,300,000     $     0.51
Exercised                                   (132,500)     $     1.22       (245,000)      $     0.42             --     $       --
Forfeited                                   (206,000)     $     1.73       (440,000)      $     1.48       (526,000)    $     1.16
                                          ----------      ----------     ----------       ----------     ----------     ----------
Outstanding at end of year                 5,484,500      $     0.77      4,473,000       $     0.67      4,103,000     $     0.68

The weighted-average fair value of options granted during 1999, 1998 and 1997 was $0.94, $0.53, and $0.32, respectively. The following table summarizes information about stock options outstanding under the Company's Stock Option Plans as of December 31, 1999:

                                                     Options Outstanding                          Options Exercisable
                                      -------------------------------------------------         ------------------------
           Range                         Number          Wtd. Avg.            Wtd. Avg.            Number       Wtd. Avg.
            of                        Outstanding        Remaining             Exercise         Exercisable     Exercise
      Exercise Prices                 at 12/31/99      Contract Life            Price           at 12/31/99       Price
      ---------------                 -------------    -------------          ---------         ------------    --------

          $0.38 - $0.48                   1,741,000      6.33 years               $0.43            1,481,000       $0.43
          $0.56 - $1.00                   2,975,000      6.44 years               $0.72            1,458,333       $0.65
          $1.19 - $1.47                     193,500      5.49 years               $1.32              193,500       $1.32
          $1.88 - $2.63                     575,000      4.26 years               $1.81               75,000       $1.88
                                          ---------      ----------               -----            ---------       -----
                                          5,484,500      6.13 years               $0.77            3,207,833       $0.62


SFAS No. 123, "Accounting for Stock-Based-Compensation", issued by the FASB in October 1995, encourages but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the "fair value" method of accounting set forth in the statement. The Company continues to account for its stock option plans and other stock-based compensation using the "intrinsic value" method of accounting set forth in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company's stock option plans and other stock-based compensation been determined consistent with SFAS No. 123, the Company's net loss and net loss per share of common stock would have been increased to the following pro forma amounts:

                                                                                1999                1998                 1997
                                                                                ----                ----                 ----

Net loss applicable to common stock                  As Reported            $ (1,763,736)       $(3,653,070)         $(1,156,020)
                                                     Pro Forma                (2,445,990)        (3,915,670)          (1,536,041)
Net loss per share of common stock                   As Reported                    (.07)              (.16)                (.05)
(Basic and Diluted)                                  Pro Forma                      (.10)              (.17)                (.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.4, 5.3 and 6.7 percent; expected lives of 5, 10 and 10 years; and expected volatilities of 90.5, 87.4 and 88.6 percent. Since no dividends are expected to be paid by the Company during the expected lives of the options, a dividend yield of zero was used for purposes of computing the fair value of the options.

Note 9: Leases

At December 31, 1999, the Company was obligated under a non-cancelable lease with a principal stockholder for land and a building where a production facility is located. This lease has an expiration date of April 30, 2001 and rental payments of $1,519 per month. In 1997, the Company entered into a non-cancelable sublease for a production facility, which expires August 31, 2002. Lease payments on the facility are $19,000 per month. The sublease contains an option to purchase the facility for $1.8 million, exercisable at any time during the sublease, and a renewal option to lease the property for an additional five years at an increased rate. At December 31, 1999, the Company was obligated under various operating leases covering certain equipment. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $609,586, $432,356 and $273,265, respectively. Future minimum lease payments required under operating leases are as follows:

       2000                                                             $   576,252
       2001                                                                 549,244
       2002                                                                 460,889
       2003                                                                 274,696
       2004                                                                 264,097
                                                                        -----------
     Total minimum payments required                                    $ 2,125,178
                                                                        ===========

Note 10: Income Taxes

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

As of December 31, 1999, the Company had net operating loss carryforwards of approximately $21.3 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2004 through 2019 if not utilized.

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                           December 31,          December 31,         December 31,
                                              1999                   1998                  1997
                                           -----------           -----------           -----------
Deferred tax assets-
  Deferred start-up costs                  $        --           $        --           $   605,000
 Net operating loss carryforwards            7,509,146             7,311,702             6,355,000
 Valuation allowance                        (6,961,445)           (7,155,941)           (6,247,000)
                                           -----------           -----------           -----------
     Total deferred tax assets                 547,701               155,761               713,000
Deferred tax liability-
 Depreciation                                  547,701               155,761               713,000
                                           -----------           -----------           -----------
     Net deferred tax                      $        --           $        --           $        --
                                           ===========           ===========           ===========

As the Company has generated net operating losses since its inception and there is no assurance of future income, a valuation allowance of $6,961,445 has been established at December 31, 1999, to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such valuation allowance in the future.

Note 11: Significant Customers

During the year ended December 31, 1999, the Company had net sales of approximately $10.3 million to a single customer, which represented 50% of total sales. Sales to this customer for the years ended December 31, 1998 and 1997 were approximately $4.4 million (34%) and $2.8 million (35%), respectively. Additionally, the Company had sales of approximately $4.3 million to another customer, which represents 21% of total sales for the year ended December 31, 1999. Sales to this customer in 1998 and 1997 were approximately $3.1 million (24%) and $1.8 million (23%), respectively.

Note 12: Commitments and Contingencies

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

In February 1994, after a trial on the patent issues, the court held that four AERT patents on its composite product technology were invalid and that Mobil had not infringed the patents.

In March 1995, the Company filed a motion with the Court alleging prejudicial misconduct by Mobil prior to the trial. The Company also filed an appeal with the U.S. Court of Appeals in July 1995. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling, which had held that two of the patents were invalid, but nevertheless ruled that Mobil did not infringe such patents. The Company did not further appeal this ruling.

In August 1994, Mobil filed a motion seeking an award of attorneys' fees and costs for $2.7 million. In September 1999, the Delaware Court dismissed the Mobil Motion for Attorneys' Fees, for a second time. The Court also dismissed the Company's motion for new trial based upon discovery misconduct and the Company's motion to supplement record.

Mobil recently filed an appeal brief regarding denial and dismissal of the attorneys' fees motion by the Delaware Court. The Company recently answered Mobil's appeal and cross-appealed the dismissal of its prejudicial misconduct motion by the Delaware Court in March of 2000. The Company retained new legal counsel for said appeal, which has extensive experience and specializes in appellate actions. The Company's cross-appeal involves allegations of tampering with, altering and withholding critical evidence by Mobil prior to trial. It seeks a final denial of Mobil's request for attorneys' fees and a new trial for prejudicial discovery misconduct. The Company's counterclaims are still pending, although Mobil is no longer in the composite products business.


There can be no assurance that the Company can prevail on these issues or that if it prevails, that Mobil will not further appeal to a higher court. Furthermore, there can be no assurance that the Company will be awarded a new trial upon appeal.

Note 13: Other Litigation

In 1999, the Company settled a lawsuit involving payment for equipment in its paint facility. As part of the settlement, the Company returned equipment with a net book value of approximately $122,209, and received, or is to receive, consideration in the approximate amount of $128,309. The Company realized a gain on this settlement of $6,100. The Company is also a defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believes this action is without merit and has filed a motion to dismiss this suit for lack of jurisdiction. The Company is also involved in an action whereby it is the plaintiff seeking to recover approximately $200,000 for merchandise sold for which it was not paid. This action is currently pending.

Note 14: New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000; however, companies may implement the statement as of the beginning of any fiscal quarter beginning on or after June 16, 1998.

SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of December 31, 1999, the Company had no outstanding derivative instruments or embedded derivatives.

Note 15: Accounting for Rogers Plastic Reclamation Facility Fires

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