Form 10-Q
period 2000-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2000-05-15
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2000
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

As of March 31, 2000 the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 24,336,497 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                 PAGE
ITEM 1   Financial Statements

         Balance Sheets, March 31, 2000 (unaudited)
           and December 31, 1999                                                  1-2

         Statements of Operations, (unaudited)
           Three Months Ended March 31, 2000 and 1999                               3

         Statements of Cash Flows, (unaudited)
           Three Months Ended March 31, 2000 and 1999                               4

         Notes to Financial Statements                                           5-12

ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  13-18

ITEM 3   Quantitative and Qualitative Disclosure about Market Risk                 18

ITEM 4   Year 2000 Update                                                          18

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                      19-20

ITEM 6   Exhibits and Reports on Form 8-K                                          20

         Signatures                                                                20

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                  March 31,       December 31,
                                                    2000              1999
                                                 -----------      ------------
Current assets:
  Cash                                           $   470,292      $    187,173
  Restricted bond escrow fund                     16,834,993        16,593,696
  Accounts receivable, net of allowance
   of $20,000 in 2000 and 1999                     1,784,601         1,587,368
  Inventories                                      1,088,592         1,274,771
  Prepaid expenses and other                          33,626            93,982
                                                 -----------      ------------
   Total current assets                           20,212,104        19,736,990

Buildings and equipment:
  Land                                               876,028                --
  Buildings and leasehold improvements             1,052,638         1,044,096
  Machinery and equipment                         14,411,326        13,981,153
  Transportation equipment                           170,540           162,400
  Office equipment                                   239,510           210,024
  Construction in progress                         4,014,045         2,747,290
                                                 -----------      ------------
                                                  20,764,087        18,144,963

Less accumulated depreciation and
  amortization                                     7,718,288         7,227,875
                                                 -----------      ------------
Net buildings and equipment                       13,045,799        10,917,088

Other assets, at cost less accumulated
  amortization of $307,304 (2000) and
  $300,161 (1999)                                  1,068,539           801,715
                                                 -----------      ------------
                                                 $34,326,442      $ 31,455,793
                                                 ===========      ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31,        December 31,
                                                             2000               1999
                                                         ------------       ------------
Current liabilities:
  Accounts payable - trade                               $  3,627,641       $  5,110,787
  Accounts payable - related parties                        1,246,980          1,535,997
  Current maturities of long-term debt:
    Related parties                                           335,419            494,265
    Other                                                      53,906             46,824
  Current maturities of capital lease obligation               24,705             23,189
  Accrued liabilities                                       1,444,145            933,543
  Notes payable - related parties                             550,000            550,000
  Notes payable - other                                     2,322,777          2,354,944
  Bonds payable                                            16,500,000         16,500,000
                                                         ------------       ------------
    Total current liabilities                              26,105,573         27,549,549

Total long-term debt, less current maturities               4,472,250              5,923
                                                         ------------       ------------
Capital lease obligation                                       46,958             53,733
                                                         ------------       ------------
Accrued dividends payable on convertible
  preferred stock                                             410,164            337,890
                                                         ------------       ------------
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000
    shares authorized, 2,900 outstanding at
    March 31, 2000 and December 31, 1999                        2,900              2,900
  Class A common stock, $.01 par value;
    75,000,000 shares authorized, 24,336,497
    and 24,251,497 outstanding at March 31,
    2000 and December 31, 1999, respectively                  243,365            242,515
  Class B convertible common stock, $.01
    par value; 7,500,000 shares authorized,
    1,465,530 outstanding at March 31, 2000
    and December 31, 1999                                      14,655             14,655
  Additional paid-in capital                               28,555,352         28,459,192
  Accumulated deficit                                     (25,524,775)       (25,210,564)
                                                         ------------       ------------
    Total stockholders' equity                              3,291,497          3,508,698
                                                         ------------       ------------
Total liabilities and stockholders' equity               $ 34,326,442       $ 31,455,793
                                                         ============       ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three months ended March 31
                                                   -------------------------------

                                                       2000               1999
                                                   ------------       ------------
Sales                                              $  6,269,244       $  4,534,274

Cost of goods sold                                    5,236,638          3,624,742
                                                   ------------       ------------

Gross margin                                          1,032,606            909,532

Selling and administrative costs                      1,173,207            714,848
                                                   ------------       ------------

Operating income (loss)                                (140,601)           194,684

Interest expense, net                                  (101,336)          (116,047)
                                                   ------------       ------------

Income (loss) before dividends on convertible
  preferred stock                                      (241,937)            78,637

Accrued dividends on convertible
  preferred stock                                       (72,274)           (71,507)
                                                   ------------       ------------

Net income (loss) applicable to common stock       $   (314,211)      $      7,130
                                                   ============       ============

Net income (loss) per share of common stock
  (basic and diluted)                              $       (.01)      $        .00
                                                   ============       ============

Weighted average number of common
  shares outstanding - Basic                         25,776,400         23,825,255
                                                   ============       ============

Weighted average number of common
  shares outstanding - Diluted                       25,776,400         30,971,348
                                                   ============       ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Three months      Three months
                                                               ended March       ended March
                                                                31, 2000           31, 1999
                                                               ------------      ------------
Cash flows from operating activities:
  Net income (loss) applicable to common stock                 $   (314,211)     $      7,130
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                     497,556           544,540
  Dividends accrued on convertible preferred stock                   72,274            71,507
  Expenses paid through issuance of stock options                     9,896                --
  Provision for doubtful accounts                                        --            18,800
  (Increase) decrease in other assets                                72,369           (15,995)
  Changes in current assets and current liabilities              (2,192,540)         (232,464)
                                                               ------------      ------------
Net cash provided by (used in) operating activities              (1,854,656)          393,518
                                                               ------------      ------------

Cash flow from investing activities:
  Additions to buildings and equipment                           (1,591,123)       (1,167,434)
                                                               ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of notes                                 4,500,000                --
  Payments on notes                                                (217,604)         (269,508)
  Payments on capital lease obligation                               (5,259)           (5,335)
  (Increase) decrease in accounts payable - related parties        (289,017)          147,296
  Debt acquisition costs                                           (346,336)               --
  Interest paid through issuance of Class A
   common stock                                                          --            43,800
  Proceeds from exercise of stock options and
   warrants, net                                                     87,114           384,333
                                                               ------------      ------------
Net cash provided by financing activities                         3,728,898           300,586
                                                               ------------      ------------

Net increase (decrease) in cash                                     283,119          (473,330)
Cash, beginning of period                                           187,173           614,494
                                                               ------------      ------------
Cash, end of period                                            $    470,292      $    141,164
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

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2000, the Company had a substantial working capital deficit of $5,893,469. The Company has incurred net losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due.

The Company also has claims and litigation outstanding against it as described in Notes 7 and 8, the outcome of which is uncertain. If the litigated claims were to be assessed against the

Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass produce and market its products at economically feasible levels.

The Company is currently implementing a production plan, which management believes will provide better operating efficiencies and correct the production problems encountered in the past. The plan includes increasing production capacity, further automating the production process and better utilizing regrindable scrap. The Company anticipates reducing its working capital deficit by paying off the bridge notes payable and being reimbursed for significant working capital from the bond fund proceeds discussed below. During April 2000, the Springdale plant's third extrusion line commenced operation with a new material transfer system. Furthermore, in March 2000, the Company obtained $4.5 million of additional bank financing, the proceeds of which were used to acquire land adjacent to the Springdale facility and reduce accounts payable.

The Company closed a $16.5 million tax-exempt industrial bond financing into escrow in October 1999, which is intended to refinance and shift its construction related accounts payable into long-term financing. In order for the Company to receive the bond financing, the Company must meet certain financial and operating criteria unless waived by the holder of 100% of the Bonds. These include delivering to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal shall not be less than 2 to 1. There is no assurance the Company will be successful in meeting the standards required to receive the bond financing proceeds or in obtaining necessary financial resources from other sources.

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

                                                  Three months    Three months
                                                  ended March     ended March
                                                    31, 2000        31, 1999
                                                  (unaudited)     (unaudited)
                                                  ------------    ------------
Receivables                                       $   (197,233)   $   (855,413)
Inventories                                            186,179         (31,533)
Prepaid expenses and other                              60,356          31,574
Accounts payable                                    (2,511,147)        631,034
Accrued liabilities                                    269,305          (8,126)
                                                  ------------    ------------
                                                  $ (2,192,540)   $   (232,464)
                                                  ============    ============
Cash paid for interest                            $     42,224    $     40,800
                                                  ============    ============

Supplemental disclosure of non-cash investing and financing activities:


                                                  Three months    Three months
                                                  ended March     ended March
                                                    31, 2000        31, 1999
                                                  ------------    ------------
Accounts / notes payable for equipment              $1,028,001    $         --
Interest on restricted bond escrow fund                241,297              --


Note 5:  Significant Accounting Policies

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                     March 31, 2000   December 31,
                      (unaudited)        1999
                     --------------   ------------
Raw materials        $      627,092   $    565,259
Work in process             179,604        323,268
Finished goods              281,896        386,244
                     --------------   ------------
                     $    1,088,592   $  1,274,771
                     ==============   ============

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

Note 6:  Long-term debt

The Company obtained bridge financing from a bank in the amount of $4.5 million in March of 2000. The debt is due on demand, however if no demand is made, it is due in 176 equal monthly payments of $49,156 including interest at a fixed rate of 9.75%, beginning June 23, 2000, and maturing February 23, 2015. The Company has obtained a permanent waiver of the due on demand clause. The note is collateralized by real estate and improvements, fixed assets, assignment of a life insurance policy, personal guarantees of certain stockholders and an 80% USDA Department of Rural Development guarantee. The note contains certain financial covenants including a minimum debt to net worth ratio, as defined, of no more than 3 to 1; a minimum current ratio of 1 to 1 by August 2000; and a minimum current ratio of 2 to 1 by February 2001 and thereafter. The Company was in compliance or had received waivers with respect to these covenants.

Note 7: Commitments and Contingencies

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

The Company has accrued $40,000 for anticipated court costs related to the Mobil litigation. There can be no assurance that the Company can prevail on these issues or that if it prevails, that Mobil will not further appeal to a higher court. Furthermore, there can be no assurance that the Company will be awarded a new trial upon appeal, or if it receives a new trial that the outcome will be favorable to the Company.

Note 8: Other Litigation

The Company is a defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believes this action is without merit.

Note 9:  Earnings Per Share



                                                        Three Months   Three Months
                                                        Ended March    Ended March
                                                          31, 2000      31, 1999
                                                        ------------   ------------
Net income (loss) (A)                                   $   (314,211)  $      7,130

Adjustment of shares outstanding:
Assumed exercise of stock options
  and warrants                                                    --     16,625,475
Application of assumed proceeds ($9,119,165)
  toward repurchase of stock at an average
  market price of $0.962 per share                                --     (9,479,382)
                                                        ------------   ------------
Net additional shares issuable                                    --      7,146,093

  Weighted average common shares outstanding              25,776,400     23,825,255
                                                        ------------   ------------
  Adjusted shares outstanding (B)                         25,776,400     30,971,348
                                                        ============   ============
Net income (loss) per common share (A) divided by (B)   $      (0.01)  $       0.00
                                                        ============   ============

The Company has additional options and warrants that were not included in the calculation of Diluted Earnings Per Share (EPS) for the quarter ended March 31, 1999. Those options (2,125,500) and warrants (8,603,081) were either antidilutive and / or not exercisable at March 31, 1999. The Company's preferred stock is automatically convertible into shares of common stock on the 7th anniversary date of the issuance of the preferred stock. The conversion price is equal to the lower of the average of the closing bid prices for the common stock for the five trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. At the then current fixed conversion price of $1.20, conversion of the Company's preferred stock would have resulted in the issuance of 2,416,667 shares of the Company's common stock. The preferred stock, at March 31, 1999, was antidilutive and was therefore not included in the calculation of Diluted EPS. Although the above financial instruments were not included due to being antidilutive and / or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

SFAS No. 128, Earnings Per Share" requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

In computing Diluted EPS, only potential common shares that are dilutive - those that reduce earnings per share or increase loss per share - are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations for the quarter ended March 31, 2000. Therefore, Basic EPS and Diluted EPS were computed in the same manner for the quarter ended March 31, 2000.

Note 10:  New Accounting Pronouncement

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

Note 11:  Segment Information

SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", (SFAS 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are defined as a component of an enterprise:

     o That engages in business activities from which it may earn revenues and expenses,

     o Whose operating results are regularly reviewed by the enterprise's chief operating decision maker,

     o    For which discrete financial information is available.

As of March 31, 2000, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line or by plant, neither are selected assets. Net revenue is segregated by product line as follows:

                                                          Three Months    Three Months
                                                          Ended March     Ended March
                                                            31, 2000        31, 1999
                                                          ------------    ------------
Exterior door and window components                       $  1,878,398    $  2,420,186
Commercial and residential decking surface components        4,390,846       2,114,088
                                                          ------------    ------------
                                                          $  6,269,244    $  4,534,274


Revenues, cost of goods sold, and gross margin by plant areas follows:

                                   Three Months Ended               Three Months Ended
                                     March 31, 2000                   March 31, 1999
                               --------------------------       --------------------------
                               Springdale       Junction        Springdale       Junction
                               ----------      ----------       ----------      ----------
Net revenues                   $3,122,669      $3,146,575       $1,820,505      $2,713,769
Cost of goods sold              2,889,930       2,346,708        1,584,700       2,040,042
                               ----------      ----------       ----------      ----------
Gross margin                   $  232,739      $  799,867       $  235,805      $  673,727

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC. (AERT, the Company or "we") manufactures and markets composite building materials that can be used as an alternative to traditional wood products for certain applications. We use waste wood fiber and reclaimed polyethylene plastics as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic and have been extensively tested, and have been sold to several leading national companies since 1989. Our products are marketed under the LifeCycle(R), MoistureShield(R), ChoiceDek(R) and DreamWorks(TM) trade names.

         Our sales are primarily in the following two markets:

          o    exterior door and window components and

          o    commercial and residential decking surface components.

         We currently operate two manufacturing facilities. Our decking components and a limited amount of door and window components are currently manufactured by our facility in Junction, Texas. Most of our door and window components are manufactured at our Springdale, Arkansas facility, along with our DreamWorks(TM) line of decking products. We have three extruder lines and a plastic facility in operation at our Springdale location. The third extrusion line became operational in April 2000, which completed the initial construction in our second manufacturing facility. A fourth composite extrusion line may be added at our initial Springdale manufacturing facility in late 2000. A second plastic recycling facility and a third composite extrusion facility are planned for Springdale later in 2000 or the first quarter of 2001.

         Because of their wood fiber content, our composites are less subject to thermal contraction or expansion and display greater dimensional stability than conventional plastic materials. Because of their plastic content, our composites will not absorb moisture, rot or swell like wood and do not require preservative treatments, such as yearly sealing or staining. Our manufactured products maintain many properties similar to traditional wood materials.

         The composites manufacturing process involves proprietary and patented technologies and specialized manufacturing equipment, custom-built or modified for us. The process uses plentiful, lower cost, raw materials, such as recycled plastics and wood-filler materials and, in certain cases, special additives or virgin plastics in varying mixtures. The mixtures can be specifically formulated based on our customers' desired end product specifications. The encapsulation of wood fibers in plastic creates a consistent material, free of foreign matter, which can be extruded into a desired shape. Our composite building material became a patented product in June 1998 (U. S. Patent No. 5,759,680).

Results of Operations

Quarter Ended March 31, 2000 Compared To Quarter Ended March 31, 1999

         Net sales increased to $6,269,244 for the quarter ended March 31, 2000, which represented an increase of $1,734,970 or 38% over the quarter ended March 31, 1999. The first quarter 2000 composite sales consisted of MoistureShield(R) net sales of $1,878,398 and decking (ChoiceDek(R) and DreamWorks(TM)) net sales of $4,390,846. These figures compare with first quarter 1999 MoistureShield(R) sales of $2,420,186 and ChoiceDek(R) sales of $2,114,088. The decrease in MoistureShield(R) sales was due to bad weather in certain markets, combined with a reduced focus on industrial flooring for the quarter. Additional MoistureShield(R) sales were delayed due to ongoing construction.

          The Texas plant increased net sales to $3,146,575 in the first quarter of 2000 from $2,713,769 in the first quarter of 1999, a 16% increase. The Texas plant now produces primarily the ChoiceDek(R) product line. The DreamWorks(TM) decking product line is now produced in the Springdale plant. This move streamlined and focused the products produced at the Texas plant and helped make it more efficient. We believe that in 2000, with the investment made at the end of 1999 and in the first quarter of 2000 to the extruding equipment, the Texas plant will be producing its increased annualized capacity of $17 million. The Springdale plant reported composite sales of $3,122,669 in the first quarter of 2000 compared to $1,820,505 in the first quarter of 1999, a 69% increase. With the additional capacity from its third extrusion line, the Springdale plant will initially have a first year capacity in 2000 of $20 million. This capacity is intended to increase to $33 million as improved efficiencies are realized. The Springdale plant will produce the Company's MoistureShield(R) lines for its door, window and industrial OEM customers, as well as the DreamWorks(TM) line of decking.

         Cost of goods sold increased $1,611,896, from $3,624,742 in the first quarter of 1999 to $5,236,638 in 2000. This increase in cost of goods sold was primarily attributed to increased raw material costs, payroll and payroll expenses, and utility and operating costs associated with operating the Company's composites manufacturing units. The Company completed installation of an upgraded material handling and blending system during the quarter ended March 31, 2000. The new material transfer system started up initially on March 15, 2000 and was fully operational with the startup of the third Springdale extrusion line in April 2000. The Company will finalize minor completion projects at the Springdale plant during the second quarter of 2000.

         Significant cost categories were as follows for the quarter ended March 31:

                                                          2000              1999
                                                      -----------       -----------
Expense Category
Payroll and payroll taxes                             $ 1,841,354       $ 1,262,921
Depreciation                                              482,516           465,978
Raw Materials                                           1,733,452         1,011,247
Other                                                   1,179,316           884,596
                                                      -----------       -----------
Total cost of goods sold                              $ 5,236,638       $ 3,624,742
                                                      ===========       ===========

         Payroll and payroll taxes increased due to the increase in the number of personnel required to operate the Springdale plant in the first quarter of 2000 as production capacity increased. Raw material costs increased as a result of the increase in sales and an increase in raw material plastic costs. In particular, raw material costs as a percent of sales increased 4% for the first quarter of 2000 as compared to the same period a year ago. These increased costs accounted for approximately $255,000 of the $1.73 million in raw material costs for the first quarter of 2000. To offset the higher raw material costs the Company implemented price increases on its products in early 2000. If plastic costs continue to increase, the Company may also consider increasing prices on its products again later in the year. Other manufacturing costs increased $294,720 to $1,179,316 in 2000, up from $884,596 in 1999. The increase in costs was due to the increase in sales and the continued buildup of the Springdale facility to a fully operational plant. As a percentage of net sales, manufacturing overhead decreased to 27% in 2000 from 30% in 1999. The manufacturing overhead did not grow as fast as the sales were increasing. Additional decreases in manufacturing overhead as a percent of sales are expected as efficiencies improve.

         Selling, general and administrative expenses increased $458,359 in the first quarter of 2000 to $1,173,207, compared to $714,848 for 1999. The increase was due to an increase in salaries, professional fees and commissions. These expenses are normally associated with growing sales. As a percentage of net sales, SG&A increased to 19% from 16% in 1999. A portion of this increase was due to the addition of a corporate office and additional support staff, which were not in place during the first quarter of 1999. The Company initiated a limited national advertising program for decking in late 1999, which included print, trade shows and limited cable television advertising. This marketing strategy was initiated with the goal of significantly increasing sales of its ChoiceDek(R) decking products into national distribution in conjunction with Weyerhaeuser, its North American decking distributor.

         The net loss for the quarter ended March 31, 2000 was $314,211 or a net loss per weighted average common share outstanding of $.01. This compares to net income of $7,130 for the first quarter of 1999. Of the increase in the first quarter 2000 expenses, which contributed to the loss, approximately $518,000 was directly attributable to increased raw material costs and corporate support when compared on a percentage basis to the first quarter of 1999.

         In addition, the Company increased its plastics recycling and processing capacity during the second half of 1999 by adding more cleaning and production equipment. These additions are designed and intended to allow the Company's plastic recycling machinery to utilize and blend lower cost recycled plastics. This system became operational during the first quarter of 2000.

         During the first quarter of 2000, the Company expended approximately $1.3 million on capital expenditures at the Springdale facility. The Company estimates that $1.5 million will be required during the first half of 2000 to complete the initial phase of the Springdale facility.

         There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not continue to increase, that sales price increases will be possible or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

RECENT DEVELOPMENTS

     AERT entered into a purchase agreement with Weyerhaeuser for 1,200 trucks of its residential and commercial decking products, which are marketed under the name ChoiceDek(R), for the year 2000. This will approximate $22,000,000 in gross sales for the year, providing the Company can reach this volume of production. That sales amount is an increase in 2000 decking sales over 1999 of approximately 108%, or more than double 1999 decking sales. AERT will also be increasing distribution of decking through Weyerhaeuser into Canada during the summer of 2000. This increase in sales opportunities for the Company is driven primarily by the increasing market acceptance of low maintenance decking materials by consumers over traditional decking materials like wood that require maintenance and can rot, splinter and warp over time when exposed to external environments.

     Additionally, in the first quarter of 2000, AERT and Weyerhaeuser started a national TV advertising campaign on TNN outdoors. The ads runs four times per week with an exposure to over 72 million households. These ads are to build product identification and brand awareness. For 2000, the anticipated amount to be expended for national and regional advertising and promotion on decking is approximately $900,000.

Liquidity and Capital Resources

         The Company, in conjunction with its major shareholder, contractors and suppliers, completed a major capital expansion during 1999 at the Springdale plant. Although this capital expansion contributed to the working capital deficit, the completion of the $4.5 million government guaranteed loan helped to reduce the deficit to $5,893,469 from $7,756,859 at December 31, 1999. The deficit is primarily attributable to the Company's delays in completing construction and starting up its additional extrusion lines in a timely manner, and the resultant negative cash flow from the Springdale plant. Management's decision to finance significant capital expenditures with short-term bridge loans also contributed to the increased deficit. Of such deficit involving total liabilities of approximately $26.1 million as of March 31, 2000, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $2 million was payable to the Company's major shareholder, $1.9 million was in short term bridge loans, and approximately $4.8 million was in payables of which a significant portion reflects the ongoing construction in progress at the Springdale facility.

         The Company also successfully closed a $16.5 million tax exempt bond financing into escrow during the fourth quarter of 1999, which is intended to refinance and shift its construction and expansion related accounts payable into long-term financing. The Company started up the third Springdale production line in April 2000. The Company plans to further increase production on its additional lines through efficiencies and significantly increase positive cash flows, and then work to break escrow of a portion of the bonds once sufficient debt service coverage can be consistently maintained. Certain requirements must be met in order for the Company to break escrow. These include delivering to the Trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Furthermore, unless waived by the holder of 100% of the Bonds, the Company must also deliver to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal from the Project Fund shall be not less than 2 to 1. At March 31, 2000, the Company had not met the aforementioned criteria and there are no assurances the Company will be successful in meeting the standards required to receive the bond financing proceeds. In addition, the bonds are subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the Company will attempt to re-market the bonds. There are no assurances that the Company will be successful in re-marketing the bonds, at which time the Company will be required to buy back the bonds. Should the Company be successful in its efforts to break escrow the Company believes it will have more than adequate debt service coverage for its pending long-term bond debt.

         On February 29, 2000, the Company closed a bank financing with an Arkansas based bank totaling $4.5 million. This loan has a 15-year amortization, is 80% guaranteed by the U.S. Government and carries a 9.75% interest rate. Approximately $800,000 of the loan proceeds were used to acquire the 18.6 acres of land that adjoins the plant in Springdale, Arkansas. This land will be the site of the third manufacturing facility and an additional plastic plant, as previously mentioned. Also, the loan proceeds were used to pay debt acquisition costs of approximately $346,000, reduced the Company's accounts payable by approximately $2,000,000 and provided working capital of approximately $1,350,000. Said financing also required personal guarantees by the major shareholder and two family members. The Company has initiated an outside third party fairness opinion regarding this transaction, and may compensate these individuals in the future for use of their guarantees. The Company believes that with the successful completion of its pending escrowed bond financing it will reduce and later eliminate its working capital deficit by paying off the remaining bridge note balance of $1.9 million during the remainder of 2000. In addition, the Company will be reimbursed for approximately $4.0 million of working capital used to pay vendors for costs eligible to be paid from bond proceeds. The Company will also receive approximately $1.6 million for unpaid costs eligible for reimbursement, which are reflected in the Company's accounts payable total. The bond funds will greatly improve the working capital position, and will restructure a significant portion of the Company's short-term indebtedness into long-term debt with more favorable interest rates if the Company is able to meet the requirements of the bond indenture previously described and break escrow. Purchasing the existing manufacturing site over a longer term should also help improve operating costs by reducing the monthly lease payment cash requirement. By having substantial dollars allocated and available for capital expansion, the Company believes that increasing cash flows generated from operations can be used for working capital and to further reduce the deficit.

         In 1998, 2,900 shares of preferred stock were issued to the major shareholder and several close accredited investors for $1,000 per share. Classes were issued in Series A, B and C with Series B having voting rights for the underlying shares and warrants. On the 7th anniversary date of the issuance of the preferred stock, the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. Under the terms of the preferred stock agreements, certain continuing performance criteria are required of the Company, including: (1) minimum sales of $6 million per quarter and (2) positive quarterly cash flow from operations each quarter. If a milestone failure occurs, the conversion price is the lower of the fixed conversion price or the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. A 10% premium is payable per year. Series X and Y warrants were issued in connection with the preferred stock and are exercisable at $1.20 and $2.50 per share, respectively. Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. Series X warrants cannot be exercised for one year from date of issuance. The preferred stock agreements require that the Company register with the SEC the common stock underlying the convertible preferred stock and warrants with an effective registration statement by August 1, 2000. The Company may be required to pay certain penalties to the holders of the preferred stock and warrants if the registration statement is not declared effective by the SEC by August 1, 2000. The penalties increase over time until the registration statement is effective. The preferred stock agreements contain potential redemption events, which would cause the Company to have to redeem the preferred stock. The agreements state that if a redemption event occurs, the Company must pay each holder of preferred stock an amount equal to ten percent of the aggregate stated value of the shares of preferred stock then outstanding. As a condition of this financing, the Company filed an initial registration statement for the preferred stock in December
1999 and expects to have it declared effective by the SEC prior to August 1, 2000.

         Cash and cash equivalents increased $283,119 in the first quarter of 2000. Significant components of that increase were: (i) cash used in operating activities of $826,655, which consisted of the net loss for the period of $314,211 reduced by depreciation and amortization of $497,556 and increased by other uses of cash of $1,010,000; (ii) cash used in investing activities of $1,591,123, and (iii) cash provided by financing activities of $3,728,898. Payments on notes during the period were $217,604, and proceeds from the issuances of notes amounted to $4,500,000. At March 31, 2000, the Company had bonds and notes payable in the amount of $24,234,352, of which $19,762,102 were current bonds and notes payable or current portion of long-term debt. Of the current bonds and notes payable, $3,262,102 or 17% was to the major shareholder and other investors closely associated with the Company. During the fourth quarter of 1998, the Company reduced the indebtedness of its $3.16 million bridge loan by $1 million through the issuance of preferred stock. During the first quarter of 1999, the loan was further reduced by $200,000 to $1.9 million. The Company intends to pay down the remaining $1.9 million from cash flow and/or refinancing during 2000 and the final balance upon successful completion of the bond financing.

FUTURE PLANS

     With the startup of the third Springdale extrusion line, management believes the Arkansas facility will have sufficient production capacity to support its customer base and maintain positive cash flows and respectable profitability. With initial phases primarily complete, the Company's objectives are to now restructure and solidify its balance sheet, eliminate its "going concern" issue and attain a clean audit opinion. These objectives are to be attained in four ways.

     o  Debt restructuring

     o  Cash flow

     o  Profitability

     o  Potential voluntary warrant exercises

Debt restructuring: Once both plants are in a sustainable profit mode, the Company intends to break escrow on a portion of the bonds, with which AERT can purchase the Springdale plant, refinance a significant portion of the bridge loans, pay open account balances on remaining construction payables and increase working capital by reimbursing AERT for bills eligible for bond reimbursement that have been paid by AERT out of working capital. This debt restructuring is estimated to reduce short-term payables and debt by approximately $5 million, and will greatly improve the Company's short-term debt position. The purchase of the existing Springdale plant will eliminate $228,000 in annual lease payments.

Cash flow: With the third Springdale extrusion line now up and running, both of the plants should be producing a consolidated minimum amount of $900,000 of gross sales weekly when efficiencies of scale are attained. That amount of gross sales annualizes to $46,800,000, which management believes will generate enough cash to pay operating expenses on a current basis. When the bond funds break from escrow, designated bond funds will be dedicated for construction and expansion, and cash flows generated will then begin to increase our working capital balances.

Profitability: At the aforementioned sales level, we will be generating profits on a consistent basis. The Company is currently holding bi-weekly meetings at both plants to increase communications between the plant associates and management, and to identify specific areas for improving the efficiency of the operations and reducing costs. We are implementing a new accounting and reporting system in order to monitor operating performance in a more timely manner. The company is now in a position under normal working conditions to make profits each month. This of course does not anticipate major breakdowns or consistent underutilization of the equipment due to poor operating procedures. The Company has the infrastructure to move to consistent profitability.

Potential voluntary warrant exercises: The Company has a series of warrants outstanding, including those covered by a recent S-3 registration statement filing which was filed by the Company as a condition of the preferred stock offering. This offering of $2.9 million helped the Company complete the Springdale plant. Although outstanding warrants are of a voluntary conversion nature by the warrant holders, other than time of expiration, management believes that when the Company demonstrates that the Springdale plant can make money and that the Company can sustain profitability, shareholders may decide to exercise warrants, which could bring additional equity into the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



BY: /s/ Joe G. Brooks                             /s/ Edward J. Lysen
------------------------                          ---------------------------

JOE G. BROOKS,                                    EDWARD J. LYSEN,
Chairman                                          Chief Financial Officer

Date:  May 12, 2000                               Date:  May 12, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27               Financial Data Schedule