Form 10-Q
period 2000-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2000-07-27
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000
                         Commission File Number 1-10367

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

              DELAWARE                                   71-0675758
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

        914 N. Jefferson Street                                 72764
           P. O. Box 1237
        Springdale, Arkansas                                    72765
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

YES: X  NO:

As of June 30, 2000 the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 24,248,193 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 FORM 10-Q INDEX

                                PART I - FINANCIAL INFORMATION
                                                                                         PAGE

ITEM 1   Financial Statements

         Balance Sheets, June 30, 2000 (unaudited)
         and December 31, 1999                                                           1-2

         Statements of Operations, (unaudited)
         Three Months and Six Months Ended June 30, 2000 and 1999                          3

         Statements of Cash Flows, (unaudited)
         Six Months Ended June 30, 2000 and 1999                                           4

         Notes to Financial Statements                                                  5-11

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           12-18

ITEM 3   Quantitative and Qualitative Disclosure about Market Risk                        18

ITEM 4   Information Systems and the Impact of the Year 2000                              19

                                 PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                             19-20

ITEM 6   Exhibits and Reports on Form 8-K                                                 20

         Signatures                                                                       21

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                    JUNE 30, 2000    DECEMBER 31,
                                                     (UNAUDITED)        1999
                                                    -------------    ------------

Current assets:
  Cash and cash equivalents                          $   794,586     $   187,173
  Restricted bond escrow fund                         17,082,369      16,593,696
  Trade receivables, net of allowance of $20,000       2,099,866       1,587,368
  Inventories                                            883,599       1,274,771
  Prepaid expenses and other                             246,981          93,982
                                                     -----------     -----------
    Total current assets                              21,107,401      19,736,990
                                                     -----------     -----------

Buildings and equipment:
  Land                                                   876,028              --
  Buildings and leasehold improvements                 1,063,113       1,044,096
  Machinery and equipment                             14,678,197      13,981,153
  Transportation equipment                               175,385         162,400
  Office equipment                                       248,217         210,024
  Construction in progress                             3,672,870       2,747,290
                                                     -----------     -----------
                                                      20,713,810      18,144,963
Less accumulated depreciation
  and amortization                                     8,222,515       7,227,875
                                                     -----------     -----------
Net buildings and equipment                           12,491,295      10,917,088

Other assets, at cost less accumulated
  amortization of $314,447 (2000)
  and $300,161 (1999)                                  1,052,876         801,715
                                                     -----------     -----------
                                                     $34,651,572     $31,455,793
                                                     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              JUNE 30, 2000      DECEMBER 31,
                                                                               (UNAUDITED)           1999
                                                                              -------------      ------------

Current liabilities:
  Accounts payable - trade                                                     $  3,209,681      $  5,110,787
  Accounts payable - related parties                                              1,928,721         1,535,997
  Current maturities of long-term debt:
    Related parties                                                                 286,147           494,265
    Other                                                                            78,655            46,824
  Current maturities of capital lease obligation                                     26,321            23,189
  Accrued liabilities                                                             1,667,120           933,543
  Notes payable - related parties                                                   400,000           550,000
  Notes payable - other                                                           2,351,516         2,354,944
  Bond Payable                                                                   16,500,000        16,500,000
                                                                               ------------      ------------
   Total current liabilities                                                     26,448,161        27,549,549
                                                                               ------------      ------------

Total long-term debt, less current maturities                                     4,450,608             5,923
                                                                               ------------      ------------

Capital lease obligation                                                             39,740            53,733
                                                                               ------------      ------------
Accrued dividends payable on convertible
  preferred stock                                                                   482,664           337,890
                                                                               ------------      ------------

Commitments and contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $1 par value; 5,000,000
  shares authorized, 2,900 shares issued and
  outstanding                                                                         2,900             2,900
 Class A common stock, $.01 par value;
  75,000,000 shares authorized, 24,496,532 (2000)
  and 24,251,497 (1999) shares issued and outstanding                               244,965           242,515
 Class B convertible common stock, $.01 par
  value; 7,500,000 shares authorized, 1,465,530
  shares issued and outstanding                                                      14,655            14,655
 Additional paid-in capital                                                      28,659,347        28,459,192
 Accumulated deficit                                                            (25,691,468)      (25,210,564)
                                                                               ------------      ------------
    Total stockholders' equity                                                    3,230,399         3,508,698
                                                                               ------------      ------------
Total liabilities and stockholders' equity                                     $ 34,651,572      $ 31,455,793
                                                                               ============      ============

The accompanying notes are an integral part of these financial statements

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                             ------------------------------      ------------------------------
                                                 2000              1999              2000              1999
                                             ------------      ------------      ------------      ------------

Sales                                        $  7,545,771      $  4,806,709      $ 13,815,015      $  9,340,983

Cost of goods sold                              5,947,405         4,003,424        11,184,043         7,628,166
                                             ------------      ------------      ------------      ------------
Gross margin                                    1,598,366           803,285         2,630,972         1,712,817

Selling and administrative costs                1,460,143           867,476         2,576,864         1,582,324
                                             ------------      ------------      ------------      ------------
Operating income (loss)                           138,223           (64,191)           54,108           130,493

Interest expense, net                            (232,416)         (108,742)         (390,238)         (224,789)
                                             ------------      ------------      ------------      ------------
Loss before dividends on
  convertible preferred stock                     (94,193)         (172,933)         (336,130)          (94,296)

Accrued dividends on convertible
  preferred stock                                 (72,500)          (72,301)         (144,774)         (143,808)
                                             ------------      ------------      ------------      ------------
Net loss applicable to common stock          $   (166,693)     $   (245,234)     $   (480,904)     $   (238,104)
                                             ============      ============      ============      ============

Net loss per share of common
  stock (Basic and Diluted)                  $       (.01)     $       (.01)     $       (.02)     $       (.01)
                                             ============      ============      ============      ============
Weighted average number of common shares
 outstanding                                   25,868,785        24,328,586        25,818,457        24,078,311
                                             ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            SIX MONTHS        SIX MONTHS
                                                               ENDED             ENDED
                                                           JUNE 30, 2000     JUNE 30, 1999
                                                           -------------     -------------

Cash flows from operating activities:
 Net loss                                                    $  (480,904)     $  (238,104)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Depreciation and amortization                                 1,021,973        1,023,363
 Dividends accrued on convertible
  preferred stock                                                144,774          143,808
 Expenses paid through issuance of stock options                   9,896               --
Provision for doubtful accounts                                       --          (10,000)
(Increase) decrease in other assets                               59,293          (54,273)
Changes in current assets and current liabilities             (2,819,322)         247,962
                                                             -----------      -----------
Net cash provided by (used in) operating activities           (2,064,290)       1,112,756
                                                             -----------      -----------
Cash flows from investing activities:
 Additions to buildings and equipment                         (1,769,240)      (2,595,415)
                                                             -----------      -----------
Cash flows from financing activities:
 Proceeds from issuance of notes                               4,500,000          300,000
 Payments on notes                                              (385,030)        (460,143)
 Payments on capital lease obligations                           (10,862)          (9,689)
 Increase (decrease) in accounts payable-related parties         481,912          479,557
 Debt acquisition costs                                         (337,787)         (12,919)
 Interest paid through issuance of Class A
  common stock                                                        --          124,115
Proceeds from exercise of stock options and
  warrants                                                       192,710          990,608
                                                             -----------      -----------
Net cash provided by financing activities                      4,440,943        1,411,529
                                                             -----------      -----------
 Net increase (decrease) in cash                                 607,413          (71,130)

 Cash, beginning of period                                       187,173          614,494
                                                             -----------      -----------
 Cash, end of period                                         $   794,586      $   543,364
                                                             ===========      ===========

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1: UNAUDITED INFORMATION

The financial statements included herein have been prepared by Advanced Environmental Recycling Technologies, Inc. (AERT, the Company or "we"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements, which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified certain prior period amounts to conform to the current period presentation.

NOTE 2: DESCRIPTION OF THE COMPANY

AERT manufactures a line of composite building materials from reclaimed plastic and wood fiber waste for certain specialized applications in the construction industry. The Company markets this material as a substitute for wood and other alternative plastic materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring. The Company is comprised of two manufacturing facilities located in Junction, Texas and Springdale, Arkansas. The Company's customers primarily consist of a number of regional and national door and window manufacturers and Weyerhaeuser, the Company's primary decking customer.

NOTE 3: FUTURE OPERATIONS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2000, the Company had a substantial working capital deficit of $5,340,760. The Company has incurred net losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due.

The Company also has litigation outstanding against it as described in Notes 7 and 8, the outcome of which is uncertain. If the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass-produce and market its products at economically feasible levels.

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

The Company closed a $16.5 million tax-exempt industrial bond financing into escrow in October 1999, which is intended to refinance and shift its construction related accounts payable into long-term financing. In order for the Company to receive the bond financing, the Company must meet certain financial and operating criteria unless waived by the holder of 100% of the bonds. These include delivering to the trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursement shall not be less than 2 to 1. There is no assurance the Company will be successful in meeting the standards required to receive the bond financing proceeds or in obtaining necessary financial resources from other sources.

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

NOTE 4: STATEMENTS OF CASH FLOWS

In order to determine net cash provided by (used in) operating activities, net loss has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt, capital lease obligations, current notes payable and selected payables to related parties.

Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                 Six months       Six months
                                   ended            ended
                               June 30, 2000    June 30, 1999
                                (unaudited)      (unaudited)
                               -------------    -------------

Receivables                     $  (512,498)     $  (685,810)
Inventories                         391,172          (29,296)
Prepaid expenses and other         (152,999)         (51,838)
Accounts payable -
  trade and related parties      (2,789,901)       1,017,898
Accrued liabilities                 244,904           (2,992)
                                -----------      -----------
                                $(2,819,322)     $   247,962
                                ===========      ===========

Cash paid for interest          $   174,937      $    59,879
Cash paid for income taxes               --               --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                    Six months      Six months
                                                       ended          ended
                                                   June 30, 2000   June 30, 1999
                                                   -------------   -------------

Notes payable for financing of insurance policies     $278,457       $106,788
Accounts / notes payable for equipment                 799,607             --
Interest on restricted bond escrow fund                488,673             --

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                  June 30, 2000    December 31, 1999
                   (unaudited)        (unaudited)
                  -------------    -----------------

Raw Materials       $538,795           $  565,259
Work in process      125,435              323,268
Finished goods       219,369              386,244
                    --------           ----------
                    $883,599           $1,274,771
                    ========           ==========

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

NOTE 6: LONG-TERM DEBT

The Company obtained bridge financing from a bank in the amount of $4.5 million in March of 2000. The debt is due on demand, however if no demand is made, it is due in 176 equal monthly payments of $49,156 including interest at a fixed rate of 9.75%, beginning June 23, 2000, and maturing February 23, 2015. The Company has obtained a permanent waiver of the due on demand clause. The note is collateralized by real estate and improvements, fixed assets, assignment of a life insurance policy, personal guarantees of certain stockholders and an 80% USDA Department of Rural Development guarantee. The note contains certain financial covenants including a minimum debt to net worth ratio, as defined, of no more than 3 to 1; a minimum current ratio of 1 to 1 by August 2000; and a minimum current ratio of 2 to 1 by February 2001 and thereafter. The Company was in compliance or had received waivers with respect to these covenants at June 30, 2000.

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

The Company has accrued $40,000 for anticipated court costs related to the Mobil litigation. There can be no assurance that the Company can prevail on these issues or that if it prevails, Mobil will not further appeal to a higher court. Furthermore, there can be no assurance that the Company will be awarded a new trial upon appeal, or if it receives a new trial that the outcome will be favorable to the Company.

NOTE 8: OTHER LITIGATION

The Company is a counterclaim defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believes this action is without merit.

We were also sued in May 2000 in federal court in Texas for back royalty payments allegedly due to a successor to a licensor of firelog extrusion technology. That licensor licensed technology to a firelog manufacturing company operated by our founders in 1986-1987. A dispute and lawsuit arose at that time between our founders and that licensor that was settled by an agreement that our founders and their affiliates would pay the licensor a royalty of $10.00 per ton of material, if any material was produced using the licensor's technology. As described in our December 1989 IPO prospectus and for many years thereafter, we have always contended that we did not use such technology and no royalty was paid nor, prior to this year, did that licensor ever pursue any claim for such royalties. We believe numerous defenses are available and intend to vigorously defend ourselves against what we consider a matter related to the current suit in Delaware. Mobil was also a successor and licensee from affiliates of that firelog technology licensor.

NOTE 9: NEW ACCOUNTING PRONOUNCEMENT

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

NOTE 10: SEGMENT INFORMATION

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

As of June 30, 2000, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net revenue is segregated by product line as follows:

                                                        Three months    Three months
                                                            ended          ended
                                                        June 30, 2000  June 30, 1999
                                                        -------------  -------------

Exterior door and window components                       $2,498,487     $2,702,864
Commercial and residential decking surface components      5,047,284      2,103,845
                                                          ----------     ----------
                                                          $7,545,771     $4,806,709
                                                          ==========     ==========

                                                           Six months      Six months
                                                             ended           ended
                                                         June 30, 2000   June 30, 1999
                                                         -------------   -------------

Exterior door and window components                       $ 4,253,279     $ 5,123,050
Commercial and residential decking surface components       9,561,736       4,217,933
                                                          -----------     -----------
                                                          $13,815,015     $ 9,340,983
                                                          ===========     ===========

Revenues, cost of goods sold and gross margin by plant is as follows:

                              Three months                Three months
                                 ended                        ended
                             June 30, 2000                June 30, 1999
                       -------------------------     -------------------------
                       Springdale      Junction      Springdale      Junction
                       ----------     ----------     ----------     ----------

Net revenues           $4,001,409     $3,544,362     $2,368,812     $2,437,897
Cost of goods sold      3,444,500      2,502,905      2,085,632      1,917,792
                       ----------     ----------     ----------     ----------
Gross margin           $  556,909     $1,041,457     $  283,180     $  520,105
                       ==========     ==========     ==========     ==========

                               Six months                   Six months
                                 ended                        ended
                             June 30, 2000                June 30, 1999
                       -------------------------     -------------------------
                       Springdale      Junction      Springdale      Junction
                       ----------     ----------     ----------     ----------

Net revenues           $7,124,280     $6,690,735     $4,189,317     $5,151,666
Cost of goods sold      6,339,854      4,844,189      3,670,332      3,957,834
                       ----------     ----------     ----------     ----------
Gross margin           $  784,426     $1,846,546     $  518,985     $1,193,832
                       ==========     ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC. (AERT, the Company or "we") manufacture and market composite building materials that can be used as an alternative to traditional wood products for exterior applications in building and remodeling homes. We use waste wood fibers and reclaimed polyethylene plastics as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic, have been extensively tested and have been used by several leading national companies, such as the Weyerhaeuser Company and Therma Tru Corporation. Our products are marketed under the LifeCycle(R), MoistureShield(R), and ChoiceDek(R) tradenames. We recently introduced a new decking line called DreamWorks(TM), which is marketed as ChoiceDek(R) Plus.

Our sales are primarily in the following two markets:

     o    exterior door, window and housing trim components and

     o    commercial and residential decking surface components.

We currently operate two manufacturing and recycling facilities. We recently expanded into nationwide decking distribution with Weyerhaeuser BMD. Our decking components and a limited amount of door and window components are currently manufactured by our facility in Junction, Texas on three extruder lines. Most of our door and window components are manufactured at our Springdale, Arkansas facility, along with our ChoiceDek(R) Plus line of decking products. We now have three extruder lines and a plastic facility in operation at our Springdale location. The third extrusion line became operational in April 2000, and the initial construction in our second manufacturing facility was mostly completed during the quarter ended June 30, 2000. A fourth composite extrusion line may be added at our initial Springdale manufacturing facility in late 2000. A second plastic recycling facility and a third composite extrusion facility are planned for Springdale later in 2000 or the first quarter of 2001, once financing becomes available.

Because of their wood fiber content, our composites are less subject to thermal contraction or expansion and display greater dimensional stability than conventional plastic materials. Because of their plastic content, our composites will not absorb moisture, rot or swell like wood and do not require preservative treatments, such as yearly sealing or staining, however our manufactured products maintain many properties similar to traditional wood materials.

The composites manufacturing process involves proprietary and patented technologies and specialized manufacturing equipment, custom-built or modified for us. The process uses plentiful, lower cost, raw materials, such as recycled plastics and wood-filler materials and, in certain cases, special additives or virgin plastics in varying mixtures. The mixtures can be specifically formulated based on our customers' desired end-product specifications. The encapsulation of wood fibers in plastic creates a consistent material, free of foreign matter, which can be extruded into a desired shape. Our composite building material became a patented product in June 1998 (U. S. Patent No. 5,759,680).

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared To Quarter Ended June 30, 1999

Net sales increased significantly to $7,545,771 for the quarter ended June 30, 2000, which represented an increase of $2,739,062 or 57% over the quarter ended June 30, 1999. The second quarter 2000 composite sales consisted of MoistureShield(R) net sales of $2,498,487 and decking products (ChoiceDek(R) Classic and ChoiceDek(R) Plus) net sales of $5,047,284. These figures compare with second quarter 1999 MoistureShield(R) sales of $2,702,864 and decking product sales of $2,103,845. MoistureShield(R) sales growth was limited due to construction delays which limited extrusion capacity; in conjunction with the Company honoring its decking contract with Weyerhaeuser BMD. The Company has several large MoistureShield(R) projects pending that it intends to initiate once additional production capacity comes on-line.

The Texas plant increased net sales to $3,544,362 in the second quarter of 2000 from $2,427,897 in the second quarter of 1999, a 45% increase. The Texas plant now produces primarily the ChoiceDek(R) Classic product line. The production upgrades initiated late last year helped boost productivity. This move streamlined and focused the products produced at the Texas plant and helped make it more efficient. We believe that in 2000, with the investment made at the end of 1999 and in the first quarter of 2000 to the extruding equipment, the Texas plant will be producing its increased annualized capacity of $17 million. The Springdale plant reported composite sales of $4,001,409 in the second quarter of 2000 compared to $2,368,812 in the second quarter of 1999, a 69% increase. Although the Springdale plant increased production, we were starting up and lining out the new transfer system in conjunction with a new extrusion line, and this resulted in less than desired production efficiencies and higher production costs at Springdale during the quarter. With the additional capacity now increasing from its third extrusion line, the Springdale plant will initially have a first year capacity in 2000 of $20 million. This capacity is intended to increase to $33 million as improved efficiencies are realized. The Springdale plant will produce the Company's MoistureShield(R) lines for its door and window and industrial OEM customers, as well as the ChoiceDek(R) Plus line of decking.

Cost of goods sold increased $1,943,981, from $4,003,424 for the quarter ended June 30, 1999 to $5,947,405 in 2000. This increase in cost of goods sold was primarily attributed to increased raw material costs, payroll and payroll expenses, and utility and operating costs associated with operating the Company's composites manufacturing units and increasing sales. The Company completed start-up of an upgraded material handling and blending system during the first half of July 2000.

Significant cost categories were as follows for the quarter ended June 30:

Expense Category                 2000           1999
----------------              ----------     ----------

Payroll and payroll taxes     $2,082,994     $1,424,374
Depreciation                     492,309        442,155
Raw Materials                  2,025,857      1,091,972
Other                          1,346,245      1,044,923
                              ----------     ----------
Total                         $5,947,405     $4,003,424
                              ==========     ==========

Payroll and payroll taxes increased due to the start-up associated with production at the Springdale plant in the second quarter of 2000 as production capacity increased. Raw material costs increased as a result of the increase in sales and an increase in raw material plastic costs. In particular, raw material costs as a percent of sales increased 4.3% for the second quarter of 2000 as compared to the same period a year ago. These increased costs accounted for approximately $332,914 of the $2 million in raw material costs for the second quarter 2000. To offset the higher raw material costs, the Company is implementing price increases on its products. As a percentage of sales, manufacturing overhead decreased to 33% in 2000 from 38% in 1999. The manufacturing overhead did not grow as fast as the sales were increasing. Additional decreases in manufacturing overhead as a percent of sales are expected as efficiencies improve.

Selling, general and administrative expenses increased $592,667 in the second quarter of 2000 to $1,460,143, compared to $867,476 for 1999. The increase was due to an increase in salaries, professional fees and commissions. The Company incurred additional marketing expenses associated with increasing decking into nationwide distribution and into Canada. Other than the additional legal and marketing expenses these expenses are normally associated with growing sales. However, extraordinary expenses were incurred due to increased legal and professional costs experienced during the quarter. This was primarily associated with its appeal of the Mobil litigation and costs associated with completing testing for and filing its BOCA application. As a percentage of sales, SG&A increased to 19% from 17% in 1999. The Company initiated a limited national advertising program for decking in late 1999, which included print, trade shows and limited cable television advertising. This marketing strategy was initiated with the goal of significantly increasing sales of its ChoiceDek(R) Classic and ChoiceDek(R) Plus decking products into national distribution in conjunction with Weyerhaeuser BMD, its North American decking distributor.

The loss for the quarter ended June 30, 2000 was $166,693 or a loss per weighted average common share outstanding of $.01. This compares to a net loss of $245,234 for the second quarter of 1999. Of the increase in the second quarter 2000 expenses, approximately $333,000 was directly attributable to increased raw material costs and $138,500 was attributable to the corporate support and litigation when compared on a percentage basis to the second quarter of 1999. Marketing expenses increased to $257,010 for the quarter ended June 30, 2000 as compared to $80,073 for quarter ended June 30, 1999.

There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not continue to increase, that it can receive a more favorable legal ruling on appeal and get a new trial in Delaware and that additional sales price increases will be possible or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

RECENT DEVELOPMENTS

AERT entered into a purchase agreement with Weyerhaeuser for 1,200 trucks of its residential and commercial decking products, which are marketed under the brand name ChoiceDek(R), for the year 2000. This purchase agreement will approximate $22,000,000 in gross sales for the year, providing the Company can reach this volume of production. Through the first six months of 2000, decking sales amounted to $9,561,736. That sales amount is an increase over 1999 of approximately 127%, or more than double 1999 decking sales. AERT will also be increasing distribution of decking through Weyerhaeuser into Canada during the summer of 2000. This increase in sales opportunities for the Company is driven primarily by the increasing market acceptance of low-maintenance decking materials by consumers over traditional decking materials like wood that require maintenance and can rot, splinter and warp over time when exposed to external environments.

Additionally, in the first quarter of 2000, AERT and Weyerhaeuser started a national TV advertising campaign on TNN Outdoors. The ads run four times per week with an exposure to over 72 million households. These ads are to build product identification and brand awareness. The Company will begin additional print and TV advertising during the third quarter, as well as focus on exhibiting at many fall home and garden shows. For 2000, the anticipated amount to be expended for national and regional advertising and promotion on decking is approximately $900,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company, in conjunction with its major shareholder, contractors and suppliers, conducted a major capital expansion during 1999 at the Springdale plant. Although this capital expansion contributed to the working capital deficit, the completion of the $4.5 million government guaranteed loan helped to reduce the deficit to $5,340,760 from $7,756,859 at December 31, 1999. The deficit is primarily attributable to the Company's delays in completing construction and starting up its additional extrusion lines in a timely manner, and the resultant negative cash flow from the Springdale plant. Management's decision to finance significant capital expenditures with short-term bridge loans also contributed to the increased deficit. Of such deficit involving total liabilities of approximately $26.4 million as of June 30, 2000, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $2.4 million was payable to the Company's major shareholder, $1.8 million was in short term bridge loans, and approximately $3.5 million was in payables of which a significant portion reflects the construction at the Springdale facility. Construction payables have been reduced by approximately $1.5 million since December 31, 1999.

The Company also successfully closed a $16.5 million tax-exempt bond financing into escrow during the fourth quarter of 1999, which is intended to refinance and shift its construction and expansion related accounts payable into long-term financing. The Company started up the third Springdale production line in April 2000 and it commenced commercial production in July 2000. The Company plans to further increase production on its additional lines through efficiencies and significantly increase positive cash flows, and then work to break a portion of the bonds from escrow once sufficient debt service coverage can be consistently maintained. Certain requirements must be met in order for the Company to break escrow. These include delivering to the trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Furthermore, unless waived by the holder of 100% of the Bonds, the Company must also deliver to the trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursement from the project fund shall be not less than 2 to 1. At June 30, 2000, the Company had not met the aforementioned criteria and there are no assurances the Company will be successful in meeting the standards required to receive the bond financing proceeds. In addition, the bonds are subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the Company will attempt to re-market the bonds. There are no assurances that the Company will be successful in re-marketing the bonds, at which time the Company will be required to buy back the bonds. Should the Company be successful in its efforts to break escrow the Company believes it will have more than adequate debt service coverage for its pending long-term bond debt.

On February 29, 2000, the Company closed a bank financing with an Arkansas based bank totaling $4.5 million. This loan has a 15-year amortization, is 80% guaranteed by the U.S. Government and carries a 9.75% interest rate. Approximately $800,000 of the loan proceeds were used to acquire the 18.6 acres of land that adjoins the plant in Springdale, Arkansas. This land will be the site of the third manufacturing facility and an additional plastic plant, as previously mentioned. Also, the loan proceeds were used to pay debt acquisition costs of approximately $346,000, reduced the Company's accounts payable by approximately $2,000,000 and provided working capital of approximately $1,350,000. Said financing also required personal guarantees by the major shareholder and two family members. The Company has initiated an outside third party fairness opinion regarding this transaction, and may, but is not required to, compensate these individuals in the future for use of their guarantees. The Company believes that with the successful completion of its pending escrowed bond financing it will reduce and later eliminate its working capital deficit by paying off the remaining bridge note balance of $1.8 million during the remainder of 2000. In addition, the Company will be reimbursed for approximately $4.7 million of working capital used to pay vendors for costs eligible to be paid from bond proceeds. The Company will also receive approximately $800,000 for unpaid costs eligible for reimbursement, which are reflected in the Company's accounts payable total. The bond funds will greatly improve the working capital position, and will restructure a significant portion of the Company's short-term indebtedness into long-term debt with more favorable interest rates if the Company is able to meet the requirements of the bond indenture previously described and break escrow. Purchasing the existing manufacturing site over a longer term should also help improve operating costs by reducing the monthly lease payment cash requirement. By having substantial dollars allocated and available for capital expansion, the Company believes that increasing cash flows generated from operations can be used for working capital and to further reduce the deficit.

In 1998, 2,900 shares of preferred stock were issued to the major shareholder and several close accredited investors for $1,000 per share. Classes were issued in Series A, B and C with Series B having voting rights for the underlying shares and warrants. On the 7th anniversary date of the issuance of the preferred stock, the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. Under the terms of the preferred stock agreements, certain continuing performance criteria are required of the Company, including: (1) minimum sales of $6 million per quarter and (2) positive quarterly cash flow from operations each quarter. If a milestone failure occurs, the conversion price is the lower of the fixed conversion price or the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. A 10% premium is payable per year. Series X and Y warrants were issued in connection with the preferred stock and are exercisable at $1.20 and $2.50 per share, respectively. Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. Series X warrants cannot be exercised for one year from date of issuance. The preferred stock agreements require that the Company register with the SEC the common stock underlying the convertible preferred stock and warrants with an effective registration statement by October 1, 2000. The Company may be required to pay certain penalties to the holders of the preferred stock and warrants if the registration statement is not declared effective by the SEC by October 1, 2000. The penalties increase over time until the registration statement is effective. The preferred stock agreements contain potential redemption events, which would cause the Company to have to redeem the preferred stock. The agreements state that if a redemption event occurs, the Company must pay each holder of preferred stock an amount equal to ten percent of the aggregate stated value of the shares of preferred stock then outstanding. As a condition of this financing, the Company filed an initial registration statement for the preferred stock in December 1999 and expects to have it declared effective by the SEC prior to October 1, 2000.

Cash and cash equivalents increased $607,413 in the first half of 2000. Significant components of that increase were: (i) cash used in operating activities of $2,064,290, which consisted of the net loss for the period of $480,904 reduced by depreciation and amortization of $1,021,973 and increased by other uses of cash of $2,605,359; (ii) cash used in investing activities of $1,769,240, and (iii) cash provided by financing activities of $4,440,943. Payments on notes during the period were $385,030, and proceeds from the issuances of notes amounted to $4,500,000. At June 30, 2000, the Company had bonds and notes payable in the amount of $24,066,926, of which $19,616,318 were current bonds and notes payable or current portion of long-term debt. Of the current bonds and notes payable, $3,037,663 or 15% was to the major shareholder and other investors closely associated with the Company. During the fourth quarter of 1998, the Company reduced the indebtedness of its $3.16 million bridge loan by $1 million through the issuance of preferred stock. During the first quarter of 1999, the loan was further reduced by $200,000 to $1.9 million. The Company paid $100,000 in the second quarter of 2000 and intends to pay down the remaining $1.8 million from cash flow and/or refinancing during 2000 and the final balance upon successful completion of the bond financing.

FUTURE PLANS

With the startup and commercial implementation of the third Springdale extrusion line, management believes the Arkansas facility will have sufficient production capacity to support its customer base and maintain positive cash flows and respectable profitability. With initial phases primarily complete, the Company's objectives are to now restructure and solidify its balance sheet, eliminate its "going concern" issue and attain a clean audit opinion. These objectives are to be attained in four ways.

     o    Debt restructuring

     o    Cash flow

     o    Profitability

     o    Potential voluntary warrant exercise

Debt restructuring: Once both plants are in a sustainable profit mode, the Company intends to break escrow on a portion of the bonds, with which AERT can purchase the Springdale plant, refinance a significant portion of the bridge loans, pay open account balances on remaining construction payables and increase working capital by reimbursing AERT for bills eligible for bond reimbursement that have been paid by AERT out of working capital. In addition, the Company will be reimbursed for approximately $4.7 million of working capital used to pay vendors for costs eligible to be paid from bond proceeds. The Company will also receive approximately $800,000 for unpaid costs eligible for reimbursement, which are reflected in the Company's accounts payable total. This debt restructuring is estimated to reduce short-term payables and debt by approximately $5 million, and will greatly improve the Company's short-term debt position. The purchase of the existing Springdale plant will eliminate $228,000 in annual lease payments.

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

Profitability: At the aforementioned sales level, we believe we will be generating profits on a consistent basis. The Company is currently holding bi-weekly meetings at both plants to increase communications between the plant associates and management and to identify specific areas for improving the efficiency of the operations and reducing costs.

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

Raw materials: The Company intends to immediately build a second plastic recycling facility, and improve and increase its internal raw material processing capacity once the bond financing breaks escrow. Management believes and has demonstrated that substantial cost savings can be realized by processing waste plastic internally rather than relying on outside brokers or processors. With substantial extrusion capacity now in place, management believes lowering raw material feedstock cost can shortly result in improved financial performance and profitability.

Potential voluntary warrant exercises: The Company has a series of warrants outstanding, including those covered by a recent S-3 registration statement filing, which was filed by the Company as a condition of the preferred stock offering. This offering of $2.9 million helped the Company complete the Springdale plant. Although outstanding warrants are of a voluntary conversion nature by the warrant holders, other than time of expiration, management believes that when the Company demonstrates that the Springdale plant can make money and that the Company can sustain profitability, shareholders may decide to exercise warrants, which could bring additional equity into the Company. There can be no assurance that shareholders may decide to voluntarily convert their warrants. The recent S-3 registration statement will expire 2-years from its effective date.

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

There can be no assurance that the Company can prevail on these issues or that if it prevails, Mobil will not further appeal to a higher court. Furthermore, there can be no assurance that the Company will be awarded a new trial upon appeal. The Company has $40,000 accrued for any legal fees that could arise as a result of this litigation.

The Company is a counterclaim defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believes this action is without merit.

We were also sued in May 2000 in federal court in Texas for back royalty payments allegedly due to a successor to a licensor of firelog extrusion technology. That licensor licensed technology to a firelog manufacturing company operated by our founders in 1986-1987. A dispute and lawsuit arose at that time between our founders and that licensor that was settled by an agreement that our founders and their affiliates would pay the licensor a royalty of $10.00 per ton of material, if any produced using the licensor's technology. As described in our December 1989 IPO prospectus and for many years thereafter, we have always contended that we did not use such technology and no royalty was paid nor, prior to this year, did that licensor ever pursue any claim for such royalties. We believe numerous defenses are available and intend to vigorously defend ourselves against what we consider a matter related to the current suit in Delaware. Mobil was also a successor and licensee from affiliates of that firelog technology licensor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial Data Schedule

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


BY: /s/ Joe G. Brooks                  BY: /s/ Edward J. Lysen
    -----------------                      -------------------
JOE G. BROOKS                          EDWARD J. LYSEN
Chairman                               Chief Financial Officer

Date: July 27, 2000                    Date: July 27, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
------             -----------

  27               Financial Data Schedule