Form 10-Q
period 2000-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2000-11-20
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2000
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

As of September 30, 2000, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 24,596,525 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       PAGE
         Review Report of Independent Public Accountants                   1

ITEM 1   Financial Statements

         Balance Sheets, September 30, 2000 (unaudited)
         and December 31, 1999                                           2-3

         Statements of Operations, (unaudited)
         Three Months and Nine Months Ended
         September 30, 2000 and 1999                                       4

         Statements of Cash Flows, (unaudited)
         Nine Months Ended September 30, 2000 and 1999                     5

         Notes to Financial Statements                                  6-12

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           13-19

ITEM 3   Quantitative and Qualitative Disclosure about Market Risk        20

ITEM 4   Information Systems and the Impact of the Year 2000              20

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                20

ITEM 6   Exhibits and Reports on Form 8-K                                 21

                  Signatures                                              22

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

We have reviewed the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation), as of September 30, 2000, and the related statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999, and the statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, because of significant operating losses and other adverse conditions, the Company may be unable to continue as a going concern. Management's plans to deal with these conditions are also described in Note 3. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                       /s/ Arthur Andersen LLP
Fayetteville, AR
November 6, 2000

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                           September 30,
                                               2000        December 31,
                                            (unaudited)       1999
                                           -------------   ------------
Current assets:
  Cash and cash equivalents                $     366,335   $    187,173
  Restricted bond escrow fund                 17,330,771     16,593,696
  Trade receivables, net of allowance of
   $20,000                                     1,952,226      1,587,368
  Inventories                                  1,472,118      1,274,771
  Prepaid expenses and other                     180,788         93,982
                                           -------------   ------------
    Total current assets                      21,302,238     19,736,990
                                           -------------   ------------
Buildings and equipment:
  Land                                           878,028             --
  Buildings and leasehold improvements         1,125,037      1,044,096
  Machinery and equipment                     18,543,317     13,981,153
  Transportation equipment                       202,321        162,400
  Office equipment                               284,719        210,024
  Construction in progress                       760,500      2,747,290
                                           -------------   ------------
                                              21,793,922     18,144,963

Less accumulated depreciation
  and amortization                             8,865,080      7,227,875
                                           -------------   ------------
Net buildings and equipment                   12,928,842     10,917,088

Other assets, at cost less accumulated
  amortization of $321,591 (2000)
  and $300,161 (1999)                          1,044,684        801,715
                                           -------------   ------------

                                           $  35,275,764   $ 31,455,793
                                           =============   ============

The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30, 2000    December 31,
                                                        (unaudited)            1999
                                                        ------------       ------------
Current liabilities:
  Accounts payable - trade                              $  4,421,530       $  5,110,787
  Accounts payable - related parties                       1,307,002          1,535,997
  Current maturities of long-term debt:
    Related parties                                          265,692            494,265
    Other                                                    117,790             46,824
  Current maturities of capital lease obligation              32,424             23,189
  Accrued  liabilities                                     2,078,016            933,543
  Notes payable - related parties                            400,000            550,000
  Notes payable - other                                    2,296,274          2,354,944
  Bond payable                                            16,500,000         16,500,000
                                                        ------------       ------------
   Total current liabilities                              27,418,728         27,549,549
                                                        ------------       ------------

Total long-term debt, less current maturities              4,409,512              5,923
                                                        ------------       ------------

Capital lease obligation                                      52,387             53,733
                                                        ------------       ------------
Accrued dividends payable on convertible
  preferred stock                                            555,164            337,890
                                                        ------------       ------------

Commitments and contingencies (Note 6)

Stockholders' equity:
 Preferred stock, $1 par value; 5,000,000
  shares authorized, 2,900 shares issued and
  outstanding                                                  2,900              2,900
 Class A common stock, $.01 par value;
  75,000,000 shares authorized, 24,596,525 (2000)
  and 24,251,497 (1999) shares issued and outstanding        245,965            242,515
 Class B convertible common stock, $.01 par
  value; 7,500,000 shares authorized, 1,465,530
  shares issued and outstanding                               14,655             14,655
 Additional paid-in capital                               28,695,847         28,459,192
 Accumulated deficit                                     (26,119,394)       (25,210,564)
                                                        ------------       ------------
    Total stockholders' equity                             2,839,973          3,508,698
                                                        ------------       ------------

 Total liabilities and stockholders' equity             $ 35,275,764       $ 31,455,793
                                                        ============       ============

The accompanying notes are an integral part of these financial statements.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three months ended              Nine months ended
                                                   September 30,                  September 30,
                                                   -------------                  -------------

                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
Sales                                      $  7,537,893    $  5,794,834    $ 21,352,908    $ 15,135,817

Cost of goods sold                            5,907,372       4,593,646      17,091,415      12,221,812
                                           ------------    ------------    ------------    ------------

Gross margin                                  1,630,521       1,201,188       4,261,493       2,914,005

Selling and administrative costs              1,749,610       1,050,311       4,326,474       2,632,635
                                           ------------    ------------    ------------    ------------

Operating income (loss)                        (119,089)        150,877         (64,981)        281,370
Interest expense, net                          (236,337)       (109,539)       (626,575)       (334,328)
                                           ------------    ------------    ------------    ------------

Income (loss) before dividends on
  convertible preferred stock                  (355,426)         41,338        (691,556)        (52,958)

Accrued dividends on convertible
  preferred stock                               (72,500)        (73,096)       (217,274)       (216,904)
                                           ------------    ------------    ------------    ------------

Net loss applicable to common stock        $   (427,926)   $    (31,758)   $   (908,830)   $   (269,862)
                                           ============    ============    ============    ============


Net loss per share of common
  stock (Basic and Diluted)                $       (.02)   $        .00    $       (.04)   $       (.01)
                                           ============    ============    ============    ============

Weighted average number of common shares
 outstanding                                 25,967,462      24,981,027      25,868,487      24,382,523
                                           ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Nine months           Nine months
                                                                Ended                 ended
                                                          September 30, 2000    September 30, 1999
                                                          ------------------    ------------------
Cash flows from operating activities:
 Net loss                                                 $         (908,830)   $         (269,862)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                    1,680,230             1,505,925
  Dividends accrued on convertible
   preferred stock                                                   217,274               216,904
 Expenses paid through issuance of stock options                       9,896                    --
Provision for doubtful accounts                                           --                (9,850)
(Increase) decrease in other assets                                   53,245               (44,972)
Changes in current assets and current liabilities                 (2,043,750)           (1,168,183)
                                                          ------------------    ------------------
Net cash provided by (used in) operating activities                 (991,935)              229,962
                                                          ------------------    ------------------

Cash flows from investing activities:
 Additions to buildings and equipment                             (2,898,767)           (1,831,719)
                                                          ------------------    ------------------

Cash flows from financing activities:
 Proceeds from issuance of notes                                   4,500,000               300,000
 Payments on notes                                                  (462,688)             (643,744)
 Payments on capital lease obligations                               (17,303)              (14,325)
 Increase in accounts payable - related parties                      158,885               773,558
 Debt acquisition costs                                             (339,239)              (37,925)
 Interest paid through issuance of Class A common stock                   --               124,115
Proceeds from exercise of stock options and
 Warrants                                                            230,209               990,608
                                                          ------------------    ------------------
 Net cash provided by financing activities                         4,069,864             1,492,287
                                                          ------------------    ------------------
(Decrease) increase in cash and cash equivalents                     179,162              (109,470)

 Cash, beginning of period                                           187,173               614,494
                                                          ------------------    ------------------
 Cash, end of period                                      $          366,335    $          505,024
                                                          ==================    ==================

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

NOTE 3: FUTURE OPERATIONS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2000, the Company had a substantial working capital deficit of $6,116,490. The Company has incurred net losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, the Company has limited financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due.

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

The Company is currently implementing a production plan, which management believes will provide better operating efficiencies and correct the production problems encountered in the past. The plan includes increasing production capacity, increasing internal plastic recycling capacity and lowering raw material costs, increasing throughputs, improving finished yields, and further automating the production process. The Company anticipates reducing its working capital deficit by refinancing short-term debt into long-term debt, paying off the bridge notes and acquiring reimbursement for significant capital expenditures from the bond fund proceeds discussed below. During April 2000, the Springdale plant's third extrusion line commenced operation with a new material transfer system. Furthermore, in March 2000, the Company obtained $4.5 million of additional bank financing, the proceeds of which were used to acquire land adjacent to the Springdale facility and reduce accounts payable.

The Company closed a $16.5 million tax-exempt industrial bond financing into escrow in October 1999, which is intended to refinance and shift its construction related accounts payable into long-term financing. The bonds were reissued in October 2000, and resold to the original purchaser with a new repurchase date by the Company of October 1, 2001. In order for the Company to receive the bond financing out of escrow, the Company must meet certain financial and operating criteria unless waived by the holder of 100% of the bonds. These include delivering to the trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursement shall not be less than 2 to 1. There is no assurance the Company will be successful in meeting the standards required to receive the bond financing proceeds or in obtaining necessary financial resources from other sources.

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

Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                                 Nine months                       Nine months
                                                    ended                             ended
                                              September 30, 2000                September 30, 1999
                                                 (unaudited)                       (unaudited)
                                                 ------------                      -----------
       Receivables                               $   (364,858)                     $  (960,294)
       Inventories                                   (197,347)                         (45,646)
       Prepaid expenses and other                     (86,806)                         (30,317)
       Accounts payable -
        trade and related parties                  (1,802,137)                        (278,226)
       Accrued liabilities                            407,398                          146,300
                                                 ------------                      -----------
                                                 $ (2,043,750)                     $(1,168,183)
                                                 ============                      ===========
         Cash paid for interest                  $    376,368                      $   131,131
         Cash paid for income taxes                        --                               --

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                       Nine months                       Nine months
                                                          ended                             ended
                                                    September 30, 2000                September 30, 1999
                                                        (unaudited)                       (unaudited)
                                                       ------------                      -----------
Notes payable for financing of insurance policies      $    278,457                      $   106,788
Accounts / notes payable for equipment                      725,000                        1,558,989
Capital lease obligation for equipment                       25,192                               --
Interest on restricted bond escrow fund                     737,075                               --

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                     September 30, 2000
                                         (unaudited)          December 31, 1999
                                         -----------          -----------------
Raw materials                            $   664,941              $  535,034
Parts and supplies                            94,067                  30,225
Work in process                              368,516                 323,268
Finished goods                               344,594                 386,244
                                         -----------              ----------
                                         $ 1,472,118              $1,274,771
                                         ===========              ==========

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

NOTE 6: LONG-TERM DEBT

The Company obtained bridge financing from a bank in the amount of $4.5 million in March of 2000. The debt is due in 176 equal monthly payments of $49,156 including interest at a fixed rate of 9.75%, beginning June 23, 2000, and maturing February 23, 2015. The note is collateralized by real estate and improvements, fixed assets, assignment of a life insurance policy, personal guarantees of certain stockholders and an 80% USDA Department of Rural Development guarantee. The note contains certain financial covenants including a minimum debt to net worth ratio, as defined, of no more than 3 to 1; a minimum current ratio of 1 to 1 by August 2000; and a minimum current ratio of 2 to 1 by February 2001 and thereafter. As of September 30, 2000 the covenants had been waived.

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

Mobil recently filed an appeal brief regarding denial and dismissal of the attorneys' fees motion by the Delaware Court. The Company recently answered Mobil's appeal and cross-appealed the dismissal of its prejudicial misconduct motion by the Delaware Court in March of 2000. The Company retained new legal counsel for said appeal, which has extensive experience and specializes in appellate actions. The Company's cross-appeal involves allegations of tampering with, altering and withholding critical evidence by Mobil prior to trial. It seeks a final denial of Mobil's request for attorneys' fees and a new trial for prejudicial discovery misconduct. The oral arguments for appeal have been set by the U.S. Court of Appeals for the Federal Circuit for oral argument on December 5, 2000, in Washington, D.C. The Company's counterclaims are still pending, although Mobil is no longer in the composite products business.

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

NOTE 8: OTHER LITIGATION

The Company is a counterclaim defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believes this action is without merit and will vigorously defend itself.

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

SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company is in the process of quantifying impact of adopting SFAS No. 133 on its financial statements and does not believe the impact will be material to the financial statements.

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

As of September 30, 2000, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net revenue is segregated by product line as follows:

                                                                    Three months        Three months
                                                                        ended               ended
                                                                   Sept. 30, 2000      Sept. 30, 1999
                                                                   --------------      --------------
Exterior door, window and housing trim components                  $    1,626,568      $    2,678,866
Commercial and residential decking surface components                   5,555,868           2,824,658
Industrial flooring                                                       355,457             291,310
                                                                   --------------      --------------
                                                                   $    7,537,893      $    5,794,834
                                                                   ==============      ==============

                                                                    Nine months         Nine months
                                                                        ended              ended
                                                                   Sept. 30, 2000      Sept. 30, 1999
                                                                   --------------      --------------
Exterior door, window and housing trim components                  $    5,653,218      $    7,801,916
Commercial and residential decking surface components                  15,117,604           7,042,591
Industrial flooring                                                       582,086             291,310
                                                                   --------------      --------------
                                                                   $   21,352,908      $   15,135,817
                                                                   ==============      ==============

Revenues, cost of goods sold and gross margin by plant were as follows:

                                                  Three months                                   Three months
                                                     ended                                          ended
                                                 Sept. 30, 2000                                 Sept. 30, 1999
                                                 --------------                                 --------------
                                          Springdale          Junction                  Springdale           Junction
                                         ------------       ------------               ------------        ------------
Net revenues                             $  4,071,128       $  3,466,765               $  2,723,546        $  3,071,288
Cost of goods sold                          3,081,552          2,825,820                  2,454,637           2,139,009
                                         ------------       ------------               ------------        ------------
Gross margin                             $    989,576       $    640,945               $    268,909        $    932,279
                                         ============       ============               ============        ============


                                                  Nine months                                    Nine months
                                                     ended                                          ended
                                                 Sept. 30, 2000                                 Sept. 30, 1999
                                                 --------------                                 --------------
                                          Springdale          Junction                  Springdale          Junction
                                         ------------       ------------               ------------        ------------
Net revenues                             $ 11,195,408       $ 10,157,500              $  6,912,863        $  8,222,954
Cost of goods sold                          9,421,406          7,670,009                 6,124,969           6,096,843
                                         ------------       ------------              ------------        ------------
Gross margin                             $  1,774,002       $  2,487,491              $    787,894        $  2,126,111
                                         ============       ============              ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC. (AERT, the Company or "we") manufactures and markets composite building materials that can be used as an alternative to traditional wood products for exterior applications in building and remodeling homes. We use waste wood fiber and reclaimed polyethylene plastic as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic, have been extensively tested and have been used by several leading national companies, such as the Weyerhaeuser Company and Therma Tru Corporation. Our products are marketed under the LifeCycle(R), MoistureShield(R), and ChoiceDek(R) tradenames. We recently introduced a new decking line called DreamWorks(TM), which is marketed as ChoiceDek(R) Plus.

Our sales are primarily in the following markets:

o  exterior door, window and housing trim components,
o  commercial and residential decking surface components, and
o  heavy industrial flooring.

We currently operate two manufacturing and recycling facilities. We recently expanded into nationwide decking distribution with Weyerhaeuser BMD. Our Junction, Texas facility currently manufactures primarily decking components on three extruder lines. Our door, window and housing trim components are manufactured at our Springdale, Arkansas facility, along with most of our ChoiceDek(R) Plus line of decking products, and all of our heavy industrial flooring. We now have three extruder lines and a plastic facility in operation at our Springdale location. The third extrusion line became operational in April 2000, and the initial construction at this manufacturing facility was mostly completed during the quarter ended June 30, 2000. A fourth composite extrusion line may be added at our initial Springdale manufacturing facility in the first half of 2001. A second plastic recycling facility and a third composite extrusion facility are planned for Springdale later in 2000 or the first half of 2001, once financing becomes available.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared To Quarter Ended September 30, 1999

Net sales increased to $7,537,893 for the quarter ended September 2000, which represented an increase of $1,743,059 or 30% over the quarter ended September 30, 1999. Further increases were attainable but not achieved due to a temporary order reduction in September by a major customer. The third quarter 2000 composite sales consisted of MoistureShield(R) net sales of $1,982,025 and decking products (ChoiceDek(R) Classic and ChoiceDek(R) Plus) net sales of $5,555,868. These figures compare with third quarter 1999 MoistureShield(R) sales of $2,970,176 and decking product sales of $2,824,658. MoistureShield(R) sales growth was limited due to reduction in certain OEM order activity associated with reduced housing activity in certain parts of the country, in conjunction with the Company placing its major focus on honoring its decking contract with Weyerhaeuser BMD. The Company has several large MoistureShield(R) projects pending that it intends to initiate during the fourth quarter of 2000, with additional capacity now becoming available.

The Texas plant increased net sales to $3,466,765 in the third quarter of 2000 from $3,071,288 in the third quarter of 1999, a 13% increase. The Texas plant now produces primarily the ChoiceDek(R) Classic product line. The production upgrades initiated late last year helped boost productivity. This move streamlined and focused the products produced at the Texas plant and helped make it more efficient. However, the Texas plant also experienced significant raw material price increases during the quarter, which also significantly reduced the effects of other efficiency improvements and negatively affected the performance, as compared to the quarter ended September 30, 1999. The Texas facility is currently evaluating, designing and planning to add additional plastic processing and recycling equipment during the first quarter of 2001, in order to offset and/or eliminate higher priced plastic raw materials required from third parties and reduce its costs, increase its margins and profitability. The Springdale plant reported composite sales of $4,071,128 in the third quarter of 2000 compared to $2,723,546 in the third quarter of 1999, a 49% increase. With the additional capacity now increasing from its third extrusion line, the Springdale plant will initially have a first year capacity in 2000 of $20 million. This capacity is intended to increase to $33 million as improved efficiencies are realized. The Springdale plant will produce the Company's MoistureShield(R) lines for its door, window, housing trim and industrial OEM customers, as well as most of the ChoiceDek(R) Plus line of decking. A new decking product may also be introduced in 2001.

Cost of goods sold increased $1,313,726, from $4,593,646 for the quarter ended September 30, 1999 to $5,907,372 in 2000. This increase in cost of goods sold was primarily attributed to increased raw material costs, payroll and payroll related expenses, and utility and operating costs associated with operating the Company's composites manufacturing units and increasing sales. The Company completed start-up of an upgraded material handling and blending system during the first half of July 2000. As a result of start-up of the third extrusion line, combined with the raw material and blending system, Springdale depreciation charges increased to $465,811 vs $285,170, for the quarter ended September 30, 1999 an increase of $180,641 for the quarter.

Significant cost categories were as follows for the quarter ended September 30:

Expense Category                          2000         1999
----------------                       -----------  -----------
Payroll and payroll taxes              $ 1,952,897  $ 1,625,621
Depreciation                               629,951      475,019
Raw Materials                            2,007,288    1,475,763
Other                                    1,317,236    1,017,243
                                       -----------  -----------
Total                                  $ 5,907,372  $ 4,593,646
                                       ===========  ===========


Payroll and payroll taxes increased due to additional production capacity, and consequently production, at the Springdale plant in the third quarter of 2000 as compared to the third quarter of 1999. Raw material costs increased as a result of the increase in sales. A significant increase in Texas was due to raw material plastic costs. In particular, raw material costs as a percent of sales increased 1.2% for the third quarter of 2000 as compared to the same period a year ago. The overall effect was limited primarily because of efficiencies attained at the Springdale plastic recycling facility. As a percentage of sales, the cost of materials at the Springdale facility decreased 7.2% as compared to the third quarter of 1999, and the cost of materials at the Junction facility increased 7% as compared to the third quarter of 1999. The overall increase in materials costs accounted for approximately $87,622 of the $2 million in raw material costs for the third quarter 2000. To partially offset the higher raw material costs the Company implemented price increases on its products. As a percentage of sales, manufacturing overhead increased to 32% in 2000 from 31% in 1999.

Selling, general and administrative expenses increased $699,299 in the third quarter of 2000 to $1,749,610, compared to $1,050,311 for 1999. The increase was due to increases in salaries, legal fees, advertising, commissions, and factoring fees. Legal fees made up approximately $93,543 of the increase, and costs associated with conducting testing for and filing the BOCA application were approximately $21,000. The increases in commissions and factoring fees, which totaled approximately $156,207, were directly attributable to increased sales. The Company incurred additional marketing expenses associated with increasing decking into nationwide distribution and into Canada. Other than the additional legal and marketing expenses, these expenses are normally associated with growing sales. As a percentage of sales, SG&A increased to 23% from 18% in 1999.

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

The loss for the quarter ended September 30, 2000 was $427,926 or a loss per weighted average common share outstanding of $.02. This compares to a net loss of $31,758 for the third quarter of 1999. Of the increase in the third quarter 2000 expenses, approximately $87,622 was directly attributable to increased raw material costs and $144,474 was attributable to the corporate support and litigation when compared on a percentage basis to the third quarter of 1999. Depreciation expenses also increased to $629,951 from $463,953 for the Company with the start-up of the third line and Springdale raw material system. Marketing expenses increased to $68,895 for the quarter ended September 30, 2000 as compared to $43,301 for the quarter ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net sales for the nine months ended September 30, 2000 increased by $6,217,091, or 41%, over the same period a year ago. The increase in sales was attributable to the addition of a third extrusion line at the Company's Springdale facility and production upgrades at the Company's Junction facility. Cost of goods sold for the nine months ended September 30, 2000 increased $4,869,603, or 40%, over the same period a year ago. The increase in cost of goods sold was attributable to increases in raw materials costs, payroll expenses, utilities and depreciation expense.

Significant cost categories were as follows for the nine months ended September 30:

               Expense Cateogory                   2000            1999
               -----------------                   ----            ----
               Payroll and payroll taxes      $  5,877,245    $  4,312,916
               Depreciation                      1,604,776       1,383,152
               Raw materials                     5,766,396       3,578,982
               Other                             3,842,998       2,946,762
                                              ------------    ------------
               Total                          $ 17,091,415    $ 12,221,812

Payroll expenses increased due to the increase in production capacity at the Springdale facility. Raw material costs increased as a result of increased sales and increased plastic prices. The depreciation expense increase came as a result of the addition of the third Springdale extrusion line and the upgrade of the Springdale raw material and blending systems.

Selling and administrative costs for the nine months ended September 30, 2000 increased by $1,693,839, or 64%, over the same period a year ago. The increase in selling and administrative costs was due to increases in salaries, professional fees, advertising, commissions, and factoring fees. The addition of customer service and marketing personnel contributed to the salaries and advertising increases. The increases in commissions and factoring fees were attributable to increased sales and the increase in factoring charges from 1% of sales to 1.75% of sales. Interest costs increased $292,247 over the nine months ended September 30, 1999, due mainly to the addition of the $4.5 million Arkansas State Bank loan, which is 80% guaranteed by the USDA.

The loss for the nine months ended September 30, 2000 was $908,830, or $.04 per weighted average common share. The loss for the nine months ended September 30, 1999 was $269,862, or $.01 per weighted average common share. The increased loss was due primarily to the increases in selling and administrative costs, raw material costs and interest costs. Sales did not increase enough to cover these overhead expenses. Selling and administrative costs and interest costs together increased to 23% of sales over 20% of sales a year ago.

There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not continue to increase, and that additional sales price increases will be possible or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

RECENT DEVELOPMENTS

AERT entered into a purchase agreement with Weyerhaeuser for 1,200 trucks of its residential and commercial decking products, which are marketed under the brand name ChoiceDek(R), for the year 2000. This purchase agreement will approximate $22,000,000 in gross sales for the year, providing the Company can reach this volume of production. Through the first nine months of 2000, decking sales amounted to $15,117,604. That sales amount is an increase over the comparable period in 1999 of approximately 115%. AERT's focus on honoring and meeting its Weyerhaeuser purchase agreement in 2000 has led to significant increases in sales and increased distribution during the year. This increase in sales opportunities for the Company is driven primarily by the increasing market acceptance of low-maintenance decking materials by consumers over traditional decking materials like wood that require maintenance and can rot, splinter and warp over time when exposed to external environments.

Additionally, in the first quarter of 2000, AERT and Weyerhaeuser started a national TV advertising campaign on TNN Outdoors. The ads ran four times per week with an exposure to over 72 million households. These ads were to build product identification and brand awareness. Limited print advertising in contractor and builder magazines was also initiated over the year. During the third quarter, additional cable TV advertising was initiated on the Outdoor Channel. The Company began additional print and TV advertising during the third quarter, and focused on exhibiting at many fall home and garden shows.

During October and early November 2000, Kimble County Texas where the Junction facility is located experienced an excessive period of heavy rainfall and a series of floods. One of the floods wiped out one of the roads (FM 2169) between the Junction plant and Interstate 10. Although the plant was not damaged, raw material supplies of cedar fiber were significantly reduced to the Company as the surrounding cedar mills wood harvesting and transportation activities were disrupted by the unusually prolonged period of wet weather. Accordingly, the Company reduced operations to two production lines during this period and believes it will resume full operations in Texas around the first week of December 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company, in conjunction with its major shareholder, contractors and suppliers, conducted a major capital expansion during 1999 at the Springdale plant. Although this capital expansion contributed to the working capital deficit, the completion of the $4.5 million government guaranteed loan helped to reduce the deficit to $5,340,760 from $7,756,859 at December 31, 1999. The deficit is primarily attributable to the Company's delays in completing construction and starting up its additional extrusion lines in a timely manner, and the resultant negative cash flow from the Springdale plant. Management's decision to finance significant capital expenditures with short-term bridge loans also contributed to the increased deficit. Of such deficit, involving total liabilities of approximately $27.4 million as of September 30, 2000, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $2 million was payable to the Company's major shareholder, $2.3 million was in short term bridge loans, and approximately $4.4 million was in payables of which a significant portion reflects the construction at the Springdale facility. At September 30, 2000, net assets had decreased to $2.8 million from $3.5 million at December 31, 1999. Construction payables were approximately $1 million at September 30, 2000, primarily due to Springdale construction.

The Company also successfully closed a $16.5 million tax-exempt bond financing into escrow during the fourth quarter of 1999, which is intended to refinance and shift its construction and expansion related accounts payable into long-term financing. The Company started up the third Springdale production line in April 2000 and it commenced commercial production in July 2000. The Company plans to further increase production on its additional lines through efficiency increases. It also plans to significantly increase positive cash flows, and then work to break a portion of the bonds from escrow once sufficient debt service coverage can be consistently maintained. Certain requirements must be met in order for the Company to break escrow. These include delivering to the trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage.

Furthermore, unless waived by the holder of 100% of the Bonds, the Company must also deliver to the trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursement from the project fund shall be not less than 2 to 1. At September 30, 2000, the Company had not met the aforementioned criteria and there are no assurances the Company will be successful in meeting the standards required to receive the bond financing proceeds. The bonds were reissued in October 2000, and resold to the original purchaser with a new repurchase date by the Company of October 1, 2001. There are no assurances that the Company will be successful in re-marketing the bonds, at which time the Company will be required to buy back the bonds. Should the Company be successful in its efforts to break escrow the Company believes it will have more than adequate debt service coverage for its pending long-term bond debt. Currently the interest expense accrued on the bonds is offset by the interest income earned on the escrowed bond proceeds.

On February 29, 2000, the Company closed a bank financing with an Arkansas based bank totaling $4.5 million. This loan has a 15-year amortization, is 80% guaranteed by the U.S. Government and carries a 9.75% interest rate. Approximately $800,000 of the loan proceeds were used to acquire 18.6 acres of land that adjoins the plant in Springdale, Arkansas. This land will be the site of the third manufacturing facility and an additional plastic plant, as previously mentioned. Also, the loan proceeds were used to pay debt acquisition costs of approximately $346,000, reduced the Company's accounts payable by approximately $2,000,000 and provided working capital of approximately $1,350,000. Said financing also required personal guarantees by the major shareholder and two family members. The Company has initiated an outside third party fairness opinion regarding this transaction, and may, but is not required to, compensate these individuals in the future for use of their guarantees. The Company believes that with the successful completion of its pending escrowed bond financing it will reduce and later eliminate its working capital deficit by paying off the remaining bridge note balance of $1.8 million during 2001. The Company since November 1998, its bond inducement date, has expended $7.7 million on construction and expansion allocation of its Springdale facility, of said expenditures $4.7 million are reimbursable to the Company. In addition, $774,000 of construction payables are for bond related expenses bringing the total to $5.47 million. If and when the bond financing were to break escrow, payables would be reduced by approximately $1 million and the working capital deficit would be decreased by approximately $2.1 million. Purchasing the existing manufacturing site over a longer term should also help improve operating costs by reducing the monthly lease payment cash requirement. By having substantial amounts allocated for capital expansion, the Company believes that increasing cash flows generated from operations can be used for working capital and to further reduce the working capital deficit.

In 1998, 2,900 shares of preferred stock were issued to the major shareholder and several close accredited investors for $1,000 per share. Classes were issued in Series A, B and C with Series B having voting rights for the underlying shares and warrants. On the 7th anniversary date of the issuance of the preferred stock, the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. Under the terms of the preferred stock agreements, certain continuing performance criteria are required of the Company, including: (1) minimum sales of $6 million per quarter and (2) positive quarterly cash flow from operations each quarter. If a milestone failure occurs, the conversion price is the lower of the fixed conversion price or the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. A 10% premium is payable per year. Series X and Y warrants were issued in connection with the preferred stock and are exercisable at $1.20 and $2.50 per share, respectively. Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. Series X warrants could not be exercised for one year from date of issuance. The preferred stock agreements require that the Company register with the SEC the common stock underlying the convertible preferred stock and warrants with an effective registration statement by December 15, 2000. The Company may be required to pay certain penalties to the holders of the preferred stock and warrants if the registration statement is not declared effective by the SEC by December 15, 2000. The penalties increase over time until the registration statement is effective. The preferred stock agreements contain potential redemption events, which would cause the Company to have to redeem the preferred stock. The agreements state that if a redemption event occurs, the Company must pay each holder of preferred stock an amount equal to ten percent of the aggregate stated value of the shares of preferred stock then outstanding. As a condition of this financing, the Company filed an initial registration statement for the preferred stock in December 1999, and expects to have it either declared effective by the SEC prior to December 15, 2000, or have the date by which the registration statement must be declared effective extended.

Cash and cash equivalents increased $179,162 for the first nine months of 2000. Significant components of that increase were: (i) cash used in operating activities of $991,935, which consisted of the net loss for the period of $908,830 reduced by depreciation and amortization of $1,680,230 and increased by other uses of cash of $1,763,335; (ii) cash used in investing activities of $2,898,767, and (iii) cash provided by financing activities of $4,069,864. Payments on notes during the period were $462,688, and proceeds from the issuances of notes amounted to $4,500,000. At September 30, 2000, the Company had bonds and notes payable in the amount of $24,074,079, of which $19,612,180 were current bonds and notes payable or current portion of long-term debt. Of the current bonds and notes payable, $2,961,966 or 15% was to the major shareholder and other investors closely associated with the Company. During the fourth quarter of 1998, the Company reduced the indebtedness of its $3.16 million bridge loan by $1 million through the issuance of preferred stock. During the first quarter of 1999, the loan was further reduced by $200,000 to $1.9 million. The Company paid $100,000 in the second quarter of 2000 and intends to pay down the remaining $1.8 million from cash flow and/or refinancing during 2001 and the final balance upon successful completion of the bond financing.

FUTURE PLANS

With the startup and commercial implementation of the third Springdale extrusion line, management believes the Arkansas facility has sufficient production capacity to support its customer base and maintain positive cash flows and respectable profitability. The Company's objectives are to now restructure and solidify its balance sheet, eliminate its "going concern" issue and attain a clean audit opinion. These objectives are to be attained in four ways.

o   Debt restructuring

o   Cash flow

o   Profitability

o   Potential voluntary warrant exercise

Debt restructuring: Once both plants are in a sustainable profit mode, the Company intends to break escrow on a portion of the bonds, with which AERT can purchase the Springdale plant, refinance a significant portion of the bridge loans, pay open account balances on remaining construction payables and increase working capital by obtaining reimbursement from the bond proceeds for capital expenditures by AERT out of working capital, which totaled approximately $4.7 at September 30, 2000. The Company will also receive approximately $774,000 for unpaid costs eligible for reimbursement, which are reflected in the Company's accounts payable total. This debt restructuring is estimated to reduce short-term payables and debt by approximately $5 million, and will greatly improve the Company's short-term debt position. The purchase of the existing Springdale plant will eliminate $228,000 in annual lease payments.

Cash flow: With the third Springdale extrusion line now up and running, both of the plants should produce a consolidated amount of $900,000 of gross sales weekly when efficiencies of scale are attained. That amount of gross sales annualizes to $46,800,000, which management believes will generate enough cash to pay operating expenses on a current basis. Additional plastic recycling capacity will shortly be added to help reduce raw material costs. Additional MoistureShield(R) product lines are also being introduced to balance and broaden the product offering. When the bond funds break from escrow, designated bond funds will be dedicated for construction and expansion, and cash flows generated will then begin to increase our working capital balances.

Profitability: At the aforementioned sales level, we believe AERT will be generating profits on a consistent basis. The Company is currently holding monthly meetings at both plants to increase communications between the plant associates and management and to identify specific areas for improving the efficiency of the operations and reducing costs. We are implementing a new accounting and reporting system in order to monitor operating performance in a more timely manner.

The Company is now in a position under normal working conditions to make profits each month. This of course does not anticipate major breakdowns or consistent underutilization of the equipment due to poor operating procedures. The Company has the infrastructure to move to consistent profitability.

Raw materials: The Company intends to immediately build a second plastic recycling facility, and further improve and increase its internal raw material processing capacity with an additional facility once the bond financing breaks escrow. Management believes and has demonstrated that substantial cost savings can be realized by processing waste plastic internally rather than relying on outside brokers or processors. With substantial extrusion capacity now in place, management believes lowering raw material costs can shortly result in improved financial performance and profitability.

Potential voluntary warrant exercises: The Company has a series of warrants outstanding, including those covered by a recent S-3 registration statement filing, which was filed by the Company as a condition of the preferred stock offering. This offering of $2.9 million helped the Company complete the Springdale plant. Although outstanding warrants are voluntarily convertible by the warrant holders, management believes that when the Company demonstrates that the Springdale plant can be profitable and that the Company as a whole can sustain profitability, shareholders may decide to exercise warrants, which could bring additional equity into the Company. There can be no assurance that shareholders may decide to voluntarily convert their warrants. Certain shareholders, including the major shareholder, have expressed interest in converting existing warrants, on a voluntary basis, during the fourth quarter of 2000 to help the Company.

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

Mobil recently filed an appeal brief regarding denial and dismissal of the attorneys' fees motion by the Delaware Court. The Company recently answered Mobil's appeal and cross-appealed the dismissal of its prejudicial misconduct motion by the Delaware Court in March of 2000. The Company retained new legal counsel for said appeal, which has extensive experience and specializes in appellate actions. The Company's cross-appeal involves allegations of tampering with, altering and withholding critical evidence by Mobil prior to trial. It seeks a final denial of Mobil's request for attorneys' fees and a new trial for prejudicial discovery misconduct. The Mobil appeal has been set by the U.S. Court of Appeals for the Federal Circuit for oral argument on December 5, 2000, in Washington, D.C. The Company's counterclaims are still pending, although Mobil is no longer in the composite products business.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

Date:  November 20, 2000                                Date:  November 20, 2000