Form 10-K405
period 2000-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2001-04-16
CIK 849706

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 1-10367

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                   DELAWARE                                      71-0675758
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

           914 N. JEFFERSON STREET                                 72764
                P.O. BOX 1237                                      72765
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     Number of shares of the common stock outstanding at December 31, 2000:
                             CLASS A -- 25,755,321
                              CLASS B -- 1,465,530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Advanced Environmental Recycling Technologies, Inc. (AERT or the Company) develops, manufactures and markets composite building materials that can be used as an alternative to traditional wood products for exterior applications in building and remodeling homes. We use waste wood fiber and reclaimed polyethylene plastics as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic, have been extensively tested and are used by several leading national companies, such as the Weyerhaeuser Company and Therma-Tru. Our products are marketed under the tradenames LifeCycle(R), MoistureShield(R), ChoiceDek(R) Classic and ChoiceDek(R) Plus. Our decking distribution is with Weyerhaeuser Building Materials Distribution (BMD). We have recently introduced an exterior trim system under the tradename MoistureShield(R) CornerLoc(TM).

     Our sales are primarily in the following markets:

     - exterior door, window and housing trim components,

     - commercial and residential decking surface components and accessories such as handrails, and

     - heavy industrial flooring.

     We currently operate two manufacturing and recycling facilities. Our Junction, Texas facility currently manufactures primarily decking components, ChoiceDek(R) Classic on three extruder lines. Our door, window and housing trim components are manufactured at our Springdale, Arkansas facility, along with our LifeCycle(R) and ChoiceDek(R) Plus line of decking products, and all of our heavy industrial flooring. We now have three extruder lines and a plastic facility in operation at our Springdale location. The initial construction at this manufacturing facility was completed during the third quarter ended September 30, 2000, with the third extrusion line becoming operational in July 2000. We have focused on improving our manufacturing efficiencies and reducing our manufacturing costs with the start-up of the third Springdale line. Two of the existing extrusion lines can be further upsized and/or a fourth composite extrusion line may be added at the Springdale manufacturing facility once demand exceeds the current capacity. This extrusion line can be installed in approximately three months. A second plastic recycling facility and a third composite extrusion facility is planned for Springdale once we become consistently profitable and the bond financing funds become available (see Bond Financing and Escrow Section).

     Because of their plastic content, our composites exhibit the following attributes:

     - They are engineered for superior moisture-resistance and will not swell or expand like wood.

     - They do not require preservative or chemical treatments utilizing toxic chemicals such as chromated copper arsenic (CCA), like traditional wood.

     - They do not require yearly water sealing or staining, like traditional wood when used as a deck surface.

     - They can be designed and extruded through dies to a desired shape in accordance with customer specifications, minimizing waste.

     - They are less subject to rotting, cracking, warping, splintering, insect infestation and water absorption than conventional wood materials.

     - When combined with our unique tie coat primer, the life of exterior paint can be greatly enhanced thus creating a low-maintenance non-wood trim and fascia system designed to enhance and complement fiber cement siding.

     Because of their wood fiber content, our composites are less subject to thermal contraction or expansion and display greater dimensional stability than conventional plastic materials. Our manufactured products maintain many properties similar to traditional wood materials.

     Our composites manufacturing process involves proprietary and patented technologies and specialized manufacturing equipment, custom-built or modified for us. The process uses plentiful, lower cost, raw materials, such as recycled plastics and wood-filler materials and, in certain cases, special additives or virgin plastics in varying mixtures. The mixtures can be specifically formulated based on our customers' desired end product specifications. The encapsulation of wood fibers in plastic creates a consistent material, free of foreign matter, which can be extruded into a desired shape. Our composite building material became a patented product in June 1998 (U.S. Patent No. 5,759,680).

     AERT has increased net sales from $12,408,591 in 1998 to $19,917,133 in 1999 and to $27,508,864 in 2000, and has sold in excess of $86 million of composite building materials since inception. The Company has proven products today in several million homes in the United States. Proceeds from $16.5 million in tax-exempt bonds currently in escrow are intended to both refinance completed construction projects which are now into commercial production, as well as further increase the manufacturing capacity in Springdale, Arkansas. It is our intent to convert short-term debt into long-term debt during 2001 for costs incurred to complete the Springdale plant, subject to the Company meeting certain requirements described in the Bond Financing and Escrow and Liquidity and Capital Resources Sections.

BACKGROUND AND HISTORY

     Principals of the Company have been involved in plastic recycling since 1985 and began working on developing processes for re-utilizing and recycling wood and certain compatible waste plastics in 1987. AERT was founded in 1988, by the Brooks family and associates of Springdale, Arkansas. Since inception, the Company has developed, patented, and commercialized several new technologies and products, which significantly advance state-of-the-art reclamation of polyethylene plastic scrap and related manufacturing processes. Polyethylene plastic is the largest segment of the plastic waste stream and is used primarily for packaging in items ranging from milk carton and frozen food linings to grocery bags.

     The Company utilizes its proprietary and patented technologies to produce an innovative and growing line of moisture-resistant and dimensionally stable engineered composite building materials. The composite materials are hard, dense, short-grained substances with a dark, speckled surface appearance depending on the wood fiber. They are manufactured utilizing primarily recycled polyethylene plastics (both low and high density) and waste wood fibers. A key advantage of the Company's process is the ability to utilize plentiful, low-cost raw material components, encapsulate the wood fibers in the plastic and create a consistent material, free of foreign matter, which can be extruded and/or machined into a desired shape, while the end product maintains many properties similar to traditional wood materials. In addition, the Company has developed a unique tie coat primer which allows for additional aesthetic painted applications, such as windowsills or exterior trim for the Company's products.

     The Company's initial penetrations into the national building and construction markets were focused on value added components such as door rails, door subsills, windowsills and other exterior moisture stress areas. These are the major problem areas that manufacturers have because of rotting, swelling and warping with wood applications. Therefore, AERT initially targeted this market segment to maximize the value of its product line, in addition to addressing a well-defined need in the marketplace for a wood component replacement that does not absorb moisture, swell or rot. Currently, these materials are primarily targeted at the national door and window component market, the industrial-flooring market, and the residential decking market under the trade names LifeCycle(R), MoistureShield(R), ChoiceDek(R) Classic and ChoiceDek(R) Plus. We recently introduced an exterior trim product using the tradename MoistureShield(R) CornerLoc(TM).

COMPOSITE MANUFACTURING

     The initial composite extrusion production commenced in 1989 at the Company's Junction, Texas facility. In August 1993, a fire severely damaged the Junction, Texas composite facility, destroying the raw materials handling and processing area and one of the two extrusion production lines. Clean up and reconstruction began immediately and within two weeks, one production line was operating on a limited basis. As part of the rebuilding, an in-house wood dryer was incorporated into the raw materials processing area and improvements were made to production lines such that both lines operated more efficiently than before the fire occurred. The reconstruction of the plant was completed in August 1994 with restored and improved production capability. In December 1995, the Company exchanged certain equipment, which was previously used for plastic sales to third parties at its Rogers, Arkansas plant, for equipment required to complete a third extrusion line at the Junction, Texas plant. The third line was installed during the first half of 1996 and commenced full production in mid 1996, increasing the Company's extrusion capacity.

     The Company initiated sales of its LifeCycle(R) decking components early in 1993, however, the fire at the composite facility severely limited production, and the decking project was delayed as the plant was rebuilt. In May 1995, the Company entered into an exclusive marketing and distribution agreement with a division of Weyerhaeuser, a large forest products company, for sales of its LifeCycle(R) line of extruded decking components, which are primarily targeted towards the high-end residential housing market. Weyerhaeuser has marketed this product under the trade name ChoiceDek(R) through their distribution centers located throughout the United States. In 2000, they also began introducing ChoiceDek(R) into their Canadian distribution centers.

     In 2000, gross decking sales increased to $20.2 million from $10.4 million in 1999 and $4.3 million in 1998. Since our inception in 1988 to December 31, 2000, we have generated net sales of over $86 million, primarily into the U.S. residential homebuilding market. We believe significant customer demand exists for substantially higher sales. The Company is now in position with increasing production and improved efficiencies to aggressively market its products and is working to increase retail distribution and further increase sales.

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

     Through 1995, the Company's plastic reclamation facility was also involved in sales of recycled plastics to third party film manufacturers. The materials desired by these customers required substantial processing beyond that necessary to produce raw materials for the composites facility, and sufficient efficiencies of scale and market demands were never attained. Mandatory federal plastic recycling content legislation also died in

1995 and failed to be enacted. These issues, combined with increased sales of the Company's composite products and the composites division's increased raw-material requirements, prompted the Company, in the first quarter of 1996, to discontinue reclamation of plastics for sale to third-parties and dedicate all of the plastic facility's production to providing materials to its Junction composites operation. In connection with this restructuring of the plastics reclamation plant, the Company exchanged certain equipment, previously utilized to produce plastics for sale to third-parties, for other equipment which was utilized to process raw-materials and for additional equipment necessary to complete the installation of a third production line at the Company's composite facility.

     The Company experienced a series of extensive fires that caused substantial damage during the last half of 1996 at its Rogers, Arkansas plastic reclamation facility. These fires in September and December of 1996 set back the Company's plastic reclamation program and the resulting supply disruption of plastic raw materials limited composite sales growth. The claim regarding the September fire was settled in late 1996 for approximately $379,000, and the Rogers plastic reclamation operation recommenced in late November. In December 1996, the undamaged portion of the Rogers facility then suffered a second major fire, and the manufacturing portion experienced extensive damage, causing the facility to be closed. Both fires were deemed incendiary by independent investigators. The Company's rebuilding efforts were delayed for most of the first half of 1997 due to the ongoing fire investigation and insurance settlement delays. The December fire claim was finally settled in June 1997 for $1.9 million. The Company began relocating and reestablishing its internal plastic recycling capacity at the facility in Springdale, Arkansas in late 1997. This project was later completed in 1999.

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

PRODUCT TESTING AND FIELD HISTORY

     The Company has completed extensive testing of its products, developed substantial positive-field history since inception in 1988, and continues to add original equipment manufacturers (OEM) accounts in the door and window market for components parts. The Company also works closely and has developed strong relationships with its customers' research and development departments, which has allowed the Company to compete against higher-end plastic, wood and engineered combinations and component systems and avoid from commodity pricing. Also, AERT set up a millwork and fabrication division and began manufacturing and selling finished products as component parts to customer specifications. These customer relationships have also provided the Company access to extensive experience in long-term 25-year testing, or accelerated aging of materials under extreme external environmental conditions. An example of this testing was the Company having to bury its products into termite mounds in Hawaii for 9.5 months. The Company has completed extensive third party independent testing of its products. The Company is in the final stages of receiving BOCA approval for its decking products (see Industry Standards Section).

     The Company's rot-proof, moisture-resistant component parts are now in several million homes and market share is increasing rapidly. We continue to sell to several OEM's such as Therma-Tru, Carolina Builders, Peachtree and numerous small and regional shop-built window manufacturers. With the pending addition of several large customers and Weyerhaeuser increasing demand for decking, the Company has strong composite sales demand in place. In addition, we have developed and introduced a new exterior trim and fascia system under the trademark of MoistureShield(R) CornerLoc(TM).

PATENTED AND PROPRIETARY TECHNOLOGY

     The Company's composite manufacturing process and its development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets which are considered proprietary by the Company, as well as certain methods, processes and equipment designs for which the Company has sought additional patent protection. The Company has taken measures that are designed to safeguard its trade secrets by, among other things, entering into confidentiality and nondisclosure agreements, and restricting access to its facilities. The Company has also recently installed advanced security systems at both facilities, including cameras.

     The Company has filed nineteen patent applications and has received issuance from the United States Patent and Trademark Office for fifteen patents, six of which relate to the Company's composite materials manufacturing operations and product, and nine of which relate to its waste plastics reclamation technologies. The patents issued relate to the Company's composite product, extrusion process and apparatus, its continuous down stream cooling and forming conveyor system and its plastic reclamation process and equipment. The Company received formal issuance of its fourteenth patent in June 1998 and their fifteenth patent in November of 2000. Should the Company's trade secrets be disclosed notwithstanding these efforts, the business and prospects of the Company could be materially and adversely affected.

     The Company was sued in Delaware, in June 1992, by Mobil Oil Corporation seeking a declaratory judgement that four recently issued composite product patents were invalid and unenforceable. This was after several members of the Mobil Composite Products staff toured the AERT Junction, Texas facility in 1991 and signed confidentiality agreements. In February 1994, in litigation with Mobil Oil Corporation, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid (see Item 3. Legal Proceedings). Two patents were later restored upon appeal in 1995. There can be no assurance such additional patents will be allowed, or if allowed that they will not be challenged and invalidated. The cost of patent protection, and in particular, patent litigation is extremely high. It can also strain resources and inhibit growth. AERT intends to take other steps reasonably necessary in the future to protect its existing technology and any technology that may be subsequently developed. The Company may license its technologies to industrial users in the future, and or enter into joint ventures, if licensing terms can be agreed upon and if the Company believes it can preserve adequate demand for its own products.

BUSINESS

     Advanced Environmental Recycling Technologies, Inc. is currently comprised of three separate, yet interrelated manufacturing facilities; the Composites Manufacturing Units are located in Junction, Texas and Springdale, Arkansas, which manufacture and market moisture resistant composite building materials made from waste plastics and by-product wood fibers, and the Plastics Reclamation Unit located in Springdale, Arkansas, which processes waste plastics, producing various polyethylene materials that are used as feedstock in the composite manufacturing process. A second plastic recycling and storage facility warehouse has been leased and additional plastic grinding and processing functions will also commence during the third quarter of 2001.

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

     The Company completed the expansion of its manufacturing capabilities at its composite manufacturing and millwork facility in Springdale, Arkansas in the third quarter ended September 30, 2000. The third extrusion line for the Springdale facility became operational in July 2000. The Company has continued to streamline and increase its manufacturing efficiencies since that time. Due to continued and increasing customer demands, a third extrusion facility is planned on the recently acquired 18.6 acres that adjoin the current Springdale facility. This construction for this facility will begin with the breaking of the $16.5 million in bond proceeds from escrow. The additional production capacity is designed to increase annualized sales to $70 million-plus per year over the ensuing 18-month period (see Bond Financing and Escrow Section).

     The Company's Composites Manufacturing Unit located in Junction, Texas markets its moisture-resistant composite building materials under the trade name ChoiceDek(R) Classic. The Composites Manufacturing Unit located in Springdale, Arkansas markets MoistureShield(R), ChoiceDek(R) Plus and its newest product line, MoistureShield(R) CornerLoc(TM). The Composite Manufacturing Units are comprised of wood fiber and plastic raw material processing departments, composite extrusion departments, and millwork and fabrication departments. The Springdale facility also has a priming and paint department. The raw material processing departments consist of wood fiber and plastic cleaning, drying, grinding and storage equipment; the extrusion departments currently consist of six extrusion and downstream production lines. The millwork departments currently consist of five moulding and end-work lines.

     The Company's main focus is utilizing the Plastics Reclamation Unit as a source of supply for the Composites Manufacturing Unit. Therefore, as sales of the Company's composite products increase, the composites division's raw materials requirements will increase and additional supplies of recycled plastics will be required.

     The Company currently is expanding its existing plastic recycling capacity in Springdale, Arkansas with the recent leasing of an additional warehouse. We have acquired and/or leased additional equipment and are starting to install additional plastic recycling equipment for a second plastic processing function. We believe this will help reduce a portion of our raw material costs by processing more plastic internally. In addition, a third larger plastic recycling plant is planned when the funds from the bond money being held in escrow are released.

SUPPLY AND PRICING OF RAW MATERIALS

     The Company's composites are currently manufactured from cedar and hardwood fiber, polyethylene industrial and post-consumer film scrap and ground industrial and post-consumer high-density polyethylene containers, as well as other sources of consistent polyethylene waste products. The Arkansas facility utilizes hardwood fibers as its wood source. AERT has entered into supply agreements for the cedar fiber and a portion of the waste plastics used in its composite manufacturing process. It is the Company's intention to enter into additional supply agreements in the future. The Company currently purchases raw materials from sources that it believes are dependable and adequate for its short-term manufacturing requirements, and the Company believes suitable alternative sources are available. However, the Company during the fourth quarter of 2000, experienced significant cedar fiber disruptions which limited production and had a negative impact on Texas operations. The Company currently has several long-term supply agreements with companies that generate waste polyethylene at different manufacturing plants. Additional raw material supply sources of both plastic and wood fiber will be required for the Company to continue to increase composite production and sales. The Company is also looking to increase its growth with products that are not manufactured with cedar fiber. The Company is currently working to enter formal supply agreements for both additional plastic and fiber supplies. The Company is experiencing increased competition for waste plastics and raw material prices are increasing. To partially offset increased raw material costs, the Company is working to increase the efficiencies of its recycling facilities along with increasing the amount of raw materials processed internally. A significant disruption of supply arrangements and/or significant increases in raw material prices could have a materially adverse effect on AERT's operations.

     Cedar Fiber. The Junction, Texas composite facility is located near four cedar mills, which extract cedar oil for perfumes and industrial detergents and dispose of the cedar fiber as a by-product of their operations. It is also sold by said mills in some instances as a horse-stable bedding or a drilling mud bridging agent. With the increase in natural gas prices, competition for cedar fiber has increased. The Company, in the past, has purchased the entire wood fiber required for its manufacturing purposes from these mills. As the Company's ChoiceDek(R) Classic product line continues to grow, additional cedar fiber will be required, of which there is no commitment at this time. Although the Company believes it has access to sufficient supplies of cedar fiber to supply its current customer requirements from Texas, the Company has manufactured its composite material with other types of wood fibers, primarily hardwood. The Company began a testing program with hardwood waste for a line of hardwood decking in Texas and believes that a number of substitute wood fibers could be satisfactorily used in its manufacturing process and that other sources than cedar are currently available.

     Hardwood Fiber. The Springdale facility is located in the Ozark Mountain area with numerous hardwood mills and manufacturers. The Company has currently established a minimum of two hardwood suppliers for the Springdale facility. The Company has not experienced any limitations with regard to hardwood supplies.

     Recycled Plastics. The cost of recycled waste plastics for use in the composites manufacturing process has been subject to significant market and quality fluctuations over the past several years and the Company has experienced supply problems associated with contaminated plastics in the past. In an effort to reduce its exposure to price volatility, inconsistent quality, and potential supply disruptions, the Company in 1990 developed its own patented plastic recycling technologies and established the waste Plastics Reclamation Unit in Rogers, Arkansas to assure itself of a cleaner, more dependable, and consistent supply of plastic raw material for its composite manufacturing operations. The Company currently performs its Low-Density Polyethylene (LDPE) processing function at its facility in Springdale, Arkansas, as well as with three outside independent contractors who process plastic for the Company. The Company has also recently established several additional plastic supply sourcing relationships in order to broaden its sources of supply. The Company has recently acquired and/or leased equipment and is preparing to add additional in-house plastic grinding and processing capacity. We believe this will help us lower a portion of our raw material costs when completed. We expect this additional plastic processing to come on-line during the third quarter 2001.

     The Company's plastics manufacturing processes primarily focus on recycling the following polyethylene films for use in the composites manufacturing process:

     - LDPE poly coatings or linings from recycled bleached food-board, which are generated from the hydropulping process;

     - High Density Polyethylene (HDPE) and Linear Low Density Polyethylene (LLDPE) mixed plastic grocery bags from supermarket and store collection programs;

     - HDPE ground container material; and

     - LLDPE stretch film from warehouses and packing waste.

     These films are highly contaminated with paper and other non-plastic materials, which makes them less desirable for traditional plastic uses, and thus lessens their value to producers of recycled plastics. However, plastic used for the Company's composites manufacturing units does not require the purity, extensive cleaning, additional washing and melt filtration associated with conventional plastics, and can be processed faster and more economically. Further, the contaminated plastics are acquired by the Company at minimal costs, primarily only handling and freight charges. By focusing on contaminated plastics, the Company is able to process these materials through its Plastics Reclamation Unit and produce an acceptable lower-cost feedstock for the composite facilities. The Company believes that it has adequate and reliable sources of LDPE hydropulp, additional industrial LDPE and HDPE sources and HDPE/LLDPE mixed plastic grocery bags for the near future; however, with increased competition, the Company is experiencing raw material price increases in regard to scrap polyethylene. The Company also from time to time purchases plastic, if available at reasonable costs and quality, from outside sources, such as brokers or other plastic recyclers, to supplement the above-described sources.

MARKETING AND SALES

     The Company directed its initial marketing activities to specialized market segments in the building industry in which cost and physical characteristics place AERT's composite products, such as the subsurface component pieces of standard door and window products, at a competitive advantage over alternative conventional materials. Also, the current weaknesses of composites (for example, certain of its initial strength and aesthetic characteristics) were not critical disadvantages in these market segments. The Company has targeted its composite products into defined needs in the marketplace, primarily external areas where wood rots and/or requires substantial yearly maintenance such as staining or water sealing. The Company also markets a growing line of primed and painted window and exterior trim parts that substitute for wood and wood clad components. The Company has developed an extensive customer base in the national door and window market and with Weyerhaeuser BMD, primarily through members of management, and strives to maintain strong customer relationships.

     To the extent a prospective customer currently uses wood for component pieces, the Company emphasizes the "value-added" potential of its MoistureShield(R) composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics. The Company also calls the prospective customer's attention to the savings in time and expense that can be achieved by designing into the equipment used in the extrusion process much of the millwork required in the customer's finished product. Also using our composite components, the customers will avoid the need for chemical treatments to their final product, which is often necessary to be added to wood products to avoid rot and sustain durability. Our MoistureShield(R) composite components have the additional durability and performance which allow our customers to extend the lifetime or warranties of their products.

     MoistureShield(R) composites have been marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Reductions in construction activity could have an adverse effect on the demand for AERT composites; however, the Company believes that its market diversification program will reduce the effects that fluctuations in construction activity would have on the Company. The Company focuses heavily on products for the home improvement market, which often tends to increase in activity when housing starts decline, and the Company is further expanding its marketing focus and increasing its decking distribution with its ChoiceDek(R) Classic and ChoiceDek(R) Plus and other decking products through Weyerhaeuser to accommodate a wider range of applications in order to avoid total dependence on one industry.

     The Company intends to further increase distribution and expand into additional markets during 2001, while continuing to increase sales in its initial decking markets. Weyerhaeuser markets ChoiceDek(R) Classic and ChoiceDek(R) Plus primarily through independent contractor oriented lumber dealers, although increased distribution is planned into the home improvement segments. ChoiceDek(R) Classic, ChoiceDek(R) Plus and other decking products such as LifeCycle(R) will be increasingly promoted through displays at regional and local home, lawn and garden shows as well as store demonstration displays and marketed on a web site on the Internet (www.choicedek.com). The Internet site targets high-end contractors and architects. For more information, email sales@choicedek.com. The Company also has print and cable TV advertising targeted towards the residential decking market, and will begin marketing into home improvement warehouses during 2001. The Company recently introduced an exterior trim product using the trademark MoistureShield(R) CornerLoc(TM).

     The Company currently maintains a concentrated customer base. The Company is unable to predict the future size of the markets for its composite building products; however, the Company believes that the national door and window, commercial and residential trim and residential decking material markets are significant. The Company believes that it can further penetrate these markets and/or increase sales to its existing customer base if the Company's goals for increased production capacity and efficiency are achieved. By focusing its marketing strategy on a limited number of large door and window companies with large and increasing product requirements, and by sales of decking products through the Weyerhaeuser marketing and distribution agreement, the Company believes it can continue to increase market penetration and sales of its products. With additional production capacity on-line, the Company can now move towards national market distribution of decking and other value added products, and has implemented additional marketing and sales personnel into regional areas. The sales personnel are focused on increasing and sustaining higher demand for decking and other trim products. To a lesser extent, the Company's marketing focus also utilizes outside commissioned sales representatives for a portion of its door, window and decking customers.

     In conjunction with expanding its decking towards nationwide distribution and providing increased customer service, the Company began expanding its sales group during late 1999. During the first quarter of

2001, the Company added a new Vice President of Sales and Marketing, Jim Precht, who has 32-years of experience. The Company over the last year has transferred its sales and customer service functions to the corporate office in Springdale. With the recent introduction of MoistureShield(R) CornerLoc(TM) trim and fascia, along with the decking products moving into Canada and also into approximately 500 home improvement warehouse stores, along with continued emphasis on the contractor/segment dealer; it is our intent to expand and improve our sales and customer service group and related functions. Mr. Precht is working to upgrade our marketing and sales group, in conjunction with improving the sales focus of the Weyerhaeuser customer service and/or distribution centers, in order to handle substantially increased sales. Initially, this is a one-year effort jointly sponsored by Weyerhaeuser.

REDUCTIONS IN CONSTRUCTION ACTIVITY; INTEREST RATE SENSITIVITY

     AERT composites are presently marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and to periodic downturns caused by general economic conditions. Increased interest rates can lead to reduced homebuilding activity. Reductions in construction activity could have an adverse effect on the demand for AERT composites. The Company, therefore, places a major emphasis on components for customers in the home improvement market. However, the Company has recently expanded its marketing focus to accommodate a wider range of products and applications, and is continuing to significantly increase market distribution during 2001.

INDUSTRY STANDARDS

     The American Society for Testing Materials (ASTM) and certain industry trade organizations have established general standards and methods for measuring the characteristics of specific building materials. Users of building materials (and frequently, issuers of building codes) generally specify that the building materials comply with such standards relative to the proposed applications. In regard to decking, many areas require independent testing of specific test criteria in order to qualify for building code approval. The Company has generated a substantial amount of independent test data regarding its products and has developed an extensive field history in conjunction with positive customer satisfaction for its components through its large OEM customers. The Company has submitted its decking products to extensive independent testing by certified laboratories and has made its test data available to the users, allowing them to determine suitability for the application.

     The Company has finalized such initial independent testing and submitted it to the National Evaluation Service, in order to receive a formal rating from Building Officials and Code Administrators International, Inc. (BOCA), for its decking products. The lack of such a standard (and the independent assurance of extensive testing, quality control and performance capability, which compliance with accepted standards typically provides) may limit the market potential of the Company's decking materials in certain areas and make potential purchasers of such building materials reluctant to use them until independent certification is granted by a universally recognized approval agency. The Company believes it is in the final stages of receiving BOCA approval for its decking products as extensive review has been completed by the agency. The Company believes that receiving a BOCA listing will help further increase sales and market acceptance of its decking products.

COMPETITION

     In seeking to identify MoistureShield(R), ChoiceDek(R) Classic and ChoiceDek(R) Plus composites as alternative building materials to high grade western pine and other woods, aluminum, high-performance plastics and other construction materials, the Company competes with major forestry product companies, aluminum fabricating companies, and major plastic and petrochemical companies. The conventional material manufacturers with which the Company must compete have, in many cases, long-established ties to the building and construction industry and have proven well-accepted products.

     Many large competitors also have research and development budgets, marketing staffs and financial and other resources, which far surpass the resources of the Company. There can be no assurance that such competitors will not attempt to develop and introduce similar recycled composite materials. The Company must also compete in the building materials market with certain other plastics recyclers currently manufacturing recycled materials intended for similar building material applications, including decking and fencing. Mobil Oil Corporation entered the market in 1992, after purchasing the assets and technology of a company called Rivenite. Mobil formed a composite products division, opened a plant, and introduced a decking and fencing product called Timbrex; which was later renamed Trex(R). Mobil initiated a large national marketing and advertising program aimed at attaining significant distribution in the decking market. Mobil divested this division in 1996 to a group of Trex managers who named the new company The Trex Co., LLC. In April 1999, it became Trex Company, Inc., and began trading on the New York Stock Exchange. Trex(R) has continued to advertise heavily and generated composite decking sales in excess of $117 million during 2000. Additional competition is emerging from various sources for decking.

     As the Company has developed its own plastic reclamation technologies, it has in certain instances been required to compete for raw materials with other plastic recyclers, or plastic resin producers, most of which are far larger and better established than the Company. However, management believes that its focus towards sources of contaminated polyethylene films that it recycles and uses in its composites business are less attractive to most producers of recycled plastics, other than plastic lumber producers. Additional decking competitors of wood composite decking are Crane Plastics with a product called TimberTech, U.S. Plastic Lumber with a product called SmartDeck and Certainteed recently introduced a (poly vinyl chloride) PVC composite named BoardWalk. As a result, the increasing market demand for composite products is now changing. Several additional competitors are starting to show interest in poly waste and other plastics, and prices for scrap are increasing. Further, the Company believes that the plastics reclamation processes it has developed for its composite manufacturing business are targeted to the waste management needs of particular industrial waste generators, to plastic film wastes and to other plastic waste generators, whose potential as a recycling source is not being utilized to a significant extent by current plastics recyclers, as compared to post-consumer, source-separated plastic containers recycling processes, in which a substantially greater number of plastics recyclers compete for plastic waste materials.

     As it grows, the Company expects to encounter new entrants into the composites or plastics reclamation business, which could affect the Company's source of raw materials supply. These new entrants may have substantially greater financial and other resources than the Company, and may include beverage bottlers, distributors and retailers, as well as forestry product producers, petrochemical and other companies. For example, competitors are now competing with the Company for certain raw materials in connection with the production of their products. This competition may cause the price of the Company's raw materials to continue to rise somewhat in the future.

EMPLOYEES

     On December 31, 2000, the Company employed 320 people at its combined facilities, which included 120 employees at the Texas facility, of which 8 were executives and/or office personnel and 112 were full-time factory personnel. At the Arkansas facility, there were 200 employees, of which 20 were executives and/or office personnel and 180 were full-time factory personnel. The Company, from time-to-time, employs additional persons on a part-time basis in its manufacturing operations. The Company is intent on streamlining and automating its manufacturing operations and we hope to attain increased outputs and improved efficiencies without substantially increasing personnel.

BOND FINANCING AND ESCROW

     The Company received final approval for a $16.5 million bond issue from the Springdale City Council in October 1999. The bonds are tax-exempt industrial development revenue bonds, and are the type used to assist companies that recycle products. The bonds are offered throughout the state of Arkansas, as well as in Springdale. The bonds were sold to complete the expansion of the existing manufacturing facility in Springdale and to build another manufacturing facility in Springdale in order to meet the strong demand for the Company's products. The bonds were sold to a Maryland mutual fund company, at an interest rate of 5.25%. The proceeds of the bonds have been placed in escrow, pending the finalization of bond requirements. These requirements include delivering to the Trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Furthermore, unless waived by the holder of 100% of the Bonds, the Company must also deliver to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has not been less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal from the Project Fund shall be not less than 2 to 1. Out plan is to have the escrowed bond funds released in segments when and if the criteria are met. The bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the bonds were repurchased by Calvert and a new reset date of October 13, 2001, was established subject to the same terms described above except the interest rate changed to 6.4%. There are no assurances that the Company will be successful in re-marketing the bonds, at which time the Company will be required to buy back the bonds.

     The Company intends to break escrow of the $16.5 million bond financing in stages as production and subsequent construction progress in the third manufacturing facility. This breaking of escrow is anticipated in the second half of 2001. Initial proceeds from the escrowed funds will be used to shift some short-term debt used to complete the first Springdale plant to long-term debt, buy the property of the Springdale manufacturing facility now in place and build a plastic facility (see Liquidity and Capital Resources Section).

     Total completion on the second Springdale manufacturing, with its three extrusion lines, will be completed 18 months after start-up. The additional capacity is intended to increase annualized sales to $70 million. At that time, AERT will be positioned to positively address the ever-increasing demand of the market place for low-maintenance composite building materials.

RISK FACTORS

     An investment in the Company's securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice in analyzing this Company. In addition, this Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as "believes," "anticipates," "expects," "estimates," "should," "may," "will" and similar expressions, represent the Company's expectations or beliefs concerning future events. Numerous assumptions, risks and uncertainties, including the factors set forth below, could cause actual results to differ materially from the results discussed in the forward looking statements. Prospective purchasers of the Shares should carefully consider the factors set forth below, as well as the other information contained herein or in the documents incorporated herein by reference.

     This discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw material accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' plants, machinery, or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The success of the Company's continuing operations will depend upon the availability of cash flow from operations, sustaining profitability and the Company's success in managing its debt. The expenses that might be incurred in manufacturing and further developing and marketing the Company's products cannot be predicted with certainty. The Company must increase sales and improve its operating margins in order to achieve profitability. There is no assurance that further operating improvements or additional financing can be obtained, or obtained on terms satisfactory to the Company.

ITEM 2. PROPERTIES

     The Company conducts its composite products manufacturing operations from two separate facilities, including a 49,000 square foot manufacturing and storage facility on a seven-acre site in Junction, Texas. The grounds and a 10,500 square foot building are leased from Marjorie S. Brooks, a major shareholder, under an agreement that expires April 30, 2001. Management intends on renewing the non-cancelable lease in Junction under similar terms. The Company owns the building improvements located on the site and currently pays a monthly rent of $1,519 for the lease. The Company believes that the Junction facility is currently suitable for its composite materials manufacturing requirements. The Company is upgrading and improving the Junction facility to provide additional composite capacity.

     The Company's Springdale, Arkansas manufacturing facility consists of 103,000 square feet and is located on 10 acres with a rail siding in the Springdale Industrial District. The Company added storage sheds of approximately 12,000 square feet during 1999. The facility has dual sprinkler systems, and is leased by the Company for $19,000 per month with an option to purchase it for $1.8 million. The Company intends to purchase said facility once it breaks escrow, with a portion of its $16.5 million financing (see Bond Financing and Escrow and Liquidity and Capital Resources Sections).

     In March 1999, the Company entered into a lease agreement for an office, storage building and parking lot adjacent to the manufacturing facility in Springdale, Arkansas. The lease is for $3,500 per month for two years, renewable yearly. The Company also leases a parking area for $200 per month. The office and storage facility is comprised of 10,000 square feet on 2.36 acres and houses the Company's corporate offices. The Company has an option to purchase this property for $360,000, with half of the lease payments applicable to the purchase price. The Company completed its purchase of 18.6 acres of land, south of and adjoining the existing manufacturing facility, in March 2000. This land is where the second Springdale manufacturing facility will be built and was acquired for a price of $785,000.

     A second plastic recycling facility warehouse has been leased and will become operational during the second quarter of 2001. Additional plastic grinding and processing equipment has been acquired and is designed to come on-line during the third quarter of 2001. The facility is comprised of 55,000 square feet. The lease is $7,400 per month for two years with a renewal option.

ITEM 3. LEGAL PROCEEDINGS

     In June 1992, Mobil Oil Corporation (Mobil) commenced an action against the Company in the United States District Court of the District of Delaware entitled "Mobil Oil Corporation v. Advanced Environmental Recycling Technologies, Inc." In the complaint, Mobil sought entry of a declaratory judgment and sought no monetary damages in that suit, but did seek reimbursement of its attorneys' fees. The Company denied Mobil's claims and asserted counterclaims against Mobil and three Mobil Executives, seeking monetary damages, punitive damages and injunctive relief. After a trial on the patent issues in February 1994, the court held that four AERT patents on its composite product technology were invalid and that Mobil had not infringed the patents. The Company filed a motion in March 1995, alleging prejudicial misconduct by Mobil prior to the trial and also filed an appeal with the U.S. Court of Appeals in July 1995. In June 1996, the U.S. Court of Appeals reversed a portion of the earlier ruling, which had held that two of the patents were invalid, but ruled that Mobil did not infringe such patents. The Company did not further appeal this ruling.

     In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs of $2.7 million. In September 1999, the Delaware Court dismissed the Mobil Motion for Attorneys' Fees, for a second time. The Court also dismissed the Company's motion for new trial upon discovery misconduct and the Company's motion to supplement the record.

     On a second appeal, arising from an order entered by the district court on September 30, 1999, Mobil Oil sought an award of attorney's fees again from the Company in the approximate amount of $2.7 million. The Company also appealed, seeking a new trial and an opportunity to supplement the record in the trial court. On December 6, 2000, the Federal Circuit affirmed the district court decision, thereby denying both the award of the attorneys' fees to Mobil Oil and the relief requested by the Company.

     The Company's counterclaims against Mobil and individual defendants alleging violations of the Sherman Act, false and deceptive advertising, breach of confidential relationship and unfair competition had remained pending in the District of Delaware, having been bifurcated prior to the trial on the patent law claims.

     The Company is a counterclaim defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believes this action is without merit and will vigorously defend itself.

     Three H. Enterprises sued the Company for breach of contract on May 9, 2000, alleging that unpaid royalties in the amount of $10 per ton of product produced from the Junction, Texas, facility are purportedly owed to plaintiff. The alleged contract is from a settlement stipulation entered into between litigants in a prior Arkansas state court suit in 1987, prior to the formation of the Company.

     On December 13, 2000, Three H. Enterprises filed an Amended Complaint adding Juniper Industries, Inc., Southern Minerals, Inc., Joseph G. Brooks and Marjorie S. Brooks as co-defendants in the litigation. The Company has denied the allegations and discovery between Three H. Enterprises and the Company closed on March 31, 2001. No trial date has been set. The Company believes the allegations and claims are without merit and will vigorously defend itself. The Company also believes this lawsuit is related to the prior Delaware action which was recently dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted by the Company to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock is traded in the over-the-counter market and is listed on The Nasdaq Stock Market(R) under the symbol AERTA. In order to remain listed on NASDAQ, the Company is required to meet certain criteria (Maintenance Standards) established by NASDAQ. One such Maintenance Standard is a minimum bid price of $1.00 per share. The Company's stock price fell below the $1.00 bid in 1999 and the bid price subsequently increased to over the minimum $1.00 bid within the correction time and sustained compliance until the recent downturn. The Company anticipates sustained compliance within a correction time, should it become necessary, as future events unfold and become public. At December 31, 2000, the Company's closing stock price per share was $0.75, and its net asset value was $2,709,383.

     A second maintenance standard is to maintain a net equity position of $2 million. There is no guarantee that the Company will maintain this minimum requirement. The Company has evaluated the potential financial statement impact of accounting for its outstanding warrants using the guidelines set forth in recently released Emerging Issues Task Force Abstract 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19). For contracts, such as the Company's warrants, that existed on September 20, 2000, and remain outstanding June 30, 2001, EITF 00-19 is effective as of June 30, 2001, based on the contract terms then in place. Had EITF 00-19 been early adopted by the Company as of December 31, 2000, the Company would have recognized an additional $4.6 million in net loss as a cumulative effect of a change in accounting principle. The increase in net loss would have caused the Company's net asset value to drop below the $2 million minimum set by NASDAQ for continued listing. The Company plans to amend its warrant contracts prior to June 30, 2001, to avoid any negative impact on its net asset position.

     The following table sets forth the ranges of high and low quarterly sales prices (as reported by NASDAQ) of the Company's Class A common stock for the years ended December 31, 1998, 1999 and 2000. The quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                   CLASS A COMMON STOCK
                                                   --------------------
                                                    HIGH          LOW
                                                   ------        ------
Fiscal 1998
  First Quarter................................    1.938         0.375
  Second Quarter...............................    1.813         1.000
  Third Quarter................................    1.438         0.531
  Fourth Quarter...............................    1.031         0.719
Fiscal 1999
  First Quarter................................    1.063         0.750
  Second Quarter...............................    1.938         0.750
  Third Quarter................................    2.250         1.625
  Fourth Quarter...............................    3.313         1.656
Fiscal 2000
  First Quarter................................    3.563         2.000
  Second Quarter...............................    2.500         1.906
  Third Quarter................................    2.313         1.313
  Fourth Quarter...............................    1.438         0.656

     The Class B Warrants, which expired in February 1999, were delisted in 1998 due to lack of trading activity.

     As of December 31, 2000, there were 1,574 record holders of Class A common stock and 11 record holders of Class B common stock. The number of beneficial owners of the Class A common stock at December 31, 2000 is not known; however, management believes the number of beneficial owners of Class A common stock at December 31, 2000, was in excess of 5,000.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth-selected historical data for the Company for the years ended December 31, 1996 through 2000. For the years ended December 31, 2000, 1999 and 1998, the data was obtained from the Company financial statements contained in this document at pages F-1 through F-24. Data for the periods prior to December 31, 1997 was obtained from Item 6 of the Company's Annual Report or Form 10-K for the year ended December 31, 1997.

                                                    YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                 2000          1999          1998          1997          1996
                              -----------   -----------   -----------   -----------   -----------
STATEMENTS OF OPERATIONS
  DATA:
Sales.......................  $27,508,864   $19,917,133   $12,408,591   $ 7,982,381   $ 6,950,219
                              -----------   -----------   -----------   -----------   -----------
Loss before extraordinary
  gain......................   (1,916,521)   (1,473,736)   (3,605,180)   (1,913,664)   (2,933,698)
Extraordinary gain..........           --            --            --       757,644        36,666
Accrued premium on preferred
  stock.....................     (290,000)     (290,000)      (47,890)           --            --
                              -----------   -----------   -----------   -----------   -----------
Loss applicable to common
  stock.....................  $(2,206,521)  $(1,763,736)  $(3,653,070)  $(1,156,020)  $(2,897,032)
                              ===========   ===========   ===========   ===========   ===========
Loss before extraordinary
  gain per common share.....  $      (.08)  $      (.07)  $      (.16)  $      (.09)  $      (.15)
Extraordinary gain per
  common share..............           --            --            --           .04            --
                              -----------   -----------   -----------   -----------   -----------
Net Loss per common share(1)
  (Basic and Diluted).......  $      (.08)  $      (.07)  $      (.16)  $      (.05)  $      (.15)
                              ===========   ===========   ===========   ===========   ===========
Weighted Average Number of
  Shares Outstanding(1).....   26,059,013    24,598,715    22,895,517    21,800,170    19,134,484

BALANCE SHEET DATA:

                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                  2000           1999           1998           1997           1996
                              ------------   ------------   ------------   ------------   ------------
Working Capital (Deficit)...  $(6,804,992)   $(7,756,859)   $(4,625,935)   $(3,117,649)    $ (892,995)
Total Assets................   35,258,304     31,455,793     10,941,927      7,641,328      6,725,549
Long-Term Debt Less Current
  Maturities................    4,486,156         59,656        227,376        588,412        955,776
  Total Liabilities.........   32,548,921     27,947,095      7,164,426      5,290,970      3,623,170
  Stockholders' Equity......    2,709,383      3,508,698      3,777,501      2,350,358      3,102,379

------------------------
(1) The net loss per share of common stock is based on the combined weighted average of shares of Class A and Class B common stock outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net sales increased to $27,508,864 for the year ended December 31, 2000, which represented an increase of $7,591,731 or 38% over sales of $19,917,133 for the year ended December 31, 1999. Net sales are computed by subtracting from gross sales early pay discounts, returns, dating discounts, allowances and freight charges, which together totaled $783,329 for 2000. The 2000 composite sales consisted of MoistureShield(R) net sales of $7,783,256 and decking (ChoiceDek(R) Classic and ChoiceDek(R) Plus) net sales of $19,725,608. These figures compare with 1999 MoistureShield(R) net sales of $9,602,405 and ChoiceDek(R) decking net sales of $10,314,728.

     The Texas plant net sales increased to $12,283,451 in 2000 from $10,723,233 in 1999, an increase of $1,580,267 or 14.5%. The Texas plant primarily produces the ChoiceDek(R) Classic product line. Texas net sales in 2000 for ChoiceDek(R) Classic were $12,046,741 versus $9,423,033 in 1999. Net sales of MoistureShield(R) were $236,710 in 2000 versus $1,300,200 in 1999, a decrease of $1,063,490. This decrease in MoistureShield sales was due to the plan to have the Texas plant focus on production of ChoiceDek(R) Classic. Focusing on this major product line provided Texas the opportunity to be more efficient. However, during the fourth quarter of 2000, the Texas plant experienced operational problems associated with raw material disruptions regarding its supplies of cedar fiber. Due to weather related problems, there was a shortage of cedar fiber, which was due to severe, prolonged rainy weather in the area that stopped the harvesting and delivery of the cedar to the cedar mills from which our supply of fiber is generated. In addition, the Texas plant experienced some mechanical problems which were repaired during the downtime, also associated with inadequate fiber supplies. AERT lost an estimated $1.6 million in sales because of these problems. We believe the Texas plant can produce at an annualized capacity of $17 million.

     The third extrusion line for the Springdale plant was completed and operational in July of 2000. The net sales in 2000 at the Springdale plant were $7,678,865 for ChoiceDek(R) Plus and $6,725,080 for MoistureShield(R), for total net sales of $15,225,413, an increase of $6,031,513 or 65.6% over 1999 sales of $9,193,900. Decking sales increased from $896,695 in 1999 to $7,678,865 in 2000, an increase of $6,782,170 or 756%. During 2000, MoistureShield(R) sales were $7,546,548 which was a decrease of $755,657 or 9% from 1999 sales of $8,302,205.
This decrease in OEM sales was attributable to three factors; a slow down of sales of door and window components in the fourth quarter of 2000, a decline in purchases during the last half of 2000 by a major door component customer, and production limitations associated with starting up the new MoistureShield(R) CornerLoc(TM) system. Based on the operating efficiencies recently achieved and an appropriate mix of decking and OEM orders, 60% and 40%, respectively, we believe Springdale can currently produce at an annualized capacity of $25 million and ramp-up to $33 million in the future.

     Cost of goods sold increased $5,484,715 from $17,166,024 in 1999 to $22,650,739 in 2000. As a percent of sales, cost of goods sold decreased 4% in 2000, from 86% in 1999 to 82%. Significant improvement was made in spite of the problems with the Texas plant during the fourth quarter and higher raw material costs. The major cost of goods component that increased as a percent of sales was raw materials, up $2,273,130. As a percent of sales, raw materials increased from 26.6% in 1999 to 27.1% in 2000 (.5%). Fuel and propane gas costs also increased significantly over 1999. This increase in raw material costs was primarily due to the continued increase in plastic costs. Payroll and payroll related expenses remained at 30% of sales. The payroll remained constant, as a percent of sales, because of the staffing required to streamline and bring the Springdale facility closer to full operating capacity. The other manufacturing expenses decreased as a percent of sales by 3%. This resulted in the net decrease of 4% for the overall cost of goods as a percent of sales. A summary of the cost of goods sold is presented below:

     Significant cost categories are as follows:

EXPENSE CATEGORY                               2000           1999
----------------                            -----------    -----------
Payroll and payroll taxes.................  $ 8,144,107    $ 5,997,364
Depreciation..............................    2,333,649      1,820,152
Raw Materials.............................    7,452,625      5,301,905
Other.....................................    4,720,358      4,046,603
                                            -----------    -----------
Total cost of goods sold..................  $22,650,739    $17,166,024
                                            ===========    ===========

     Selling, general and administrative expenses, excluding extraordinary litigation expenses of $583,000, increased $1.64 million to $5.4 million from $3.76 million in 1999. Including the litigation expenses, the increase was $2.192 million to $5,958,830 in 2000 from $3,766,779, in 1999. As a percent of sales, SG&A increased 2.7%, of which the majority was due to existing litigation costs. Staffing was increased, primarily in marketing and sales, although as a percent of sales, staffing costs decreased slightly from 6.8% to 6.3%. The major SG&A expenses of $1.08 million was advertising and commission expenses in regard to ChoiceDek(R) decking with Weyerhaeuser. Additional promotional expenses were incurred to increase brand awareness of the ChoiceDek(R) and MoistureShield(R) products. Commissions and factoring fees increased as sales increased. The operating loss for year ended December 31, 2000, was $517,705, excluding the litigation costs of $583,000, which brought it to $1,100,705. This loss compares to an operating loss of $1,015,670, for the comparable period a year ago. Net interest expense increased to $815,816 for the year ended December 31, 2000, up $357,750 from $458,066 for the comparable period a year ago. Of said interest expense, $143,379 was for factoring expense and $225,594 was interest on $1.8 million in outstanding bridge notes. The Company intends to work towards eliminating its factoring expense and move toward a bank line-of-credit if it can demonstrate sustained profitability over the next year.

     The Texas plant recorded a net loss in 2000 of $671,177, a decrease of $1,241,185 from the $570,008 profit in 1999. The decrease resulted from the result of the circumstances previously described that affected the fourth quarter and overall results from the Texas plant.

     The Springdale plant recorded a net loss of $1,535,344 in 2000 as compared to a net loss of $2,043,744 in 1999. This reduction of the net loss of over $500,000 reflects the improvement of the Springdale plant as several construction phases were completed and its transition into a more efficient operating facility.

     The net loss for 2000 was $2,206,521 or a net loss per weighted average common shares outstanding of $.08. This compares to a 1999 loss of $1,763,736, or a net loss per weighted average common shares outstanding of $.07. Of the net loss in 2000, $1,298,992 or 59% was experienced in the fourth quarter. Over $850,000 of the loss was attributable to the Texas plant and its weather-related and operational problems previously described in this section.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales were $19,917,133 for the year ended December 31, 1999, which represented an increase of $7,508,542 or 61% over the year ended December 31, 1998. Net sales were attained by subtracting from gross sales early pay discounts, returns, allowances, and freight charges, which together totaled $583,332 for 1999. The 1999 composite sales consisted of MoistureShield(R) net sales of $9,602,405 and decking (ChoiceDek(R) and DreamWorks(TM)) net sales of $10,314,728. These figures compare with 1998 MoistureShield(R) sales of $8,148,422 and ChoiceDek(R) sales of $4,260,169.

     The Texas plant increased net sales to $10,723,233 in 1999 from $9,530,654 in 1998, a 12.5% increase. The Texas plant now produces primarily the ChoiceDek(R) product line. Texas sold $9,423,033 of ChoiceDek(R) and $1,300,200 of MoistureShield(R) during 1999. The DreamWorks(TM) decking product line, now marketed under the name ChoiceDek(R) Plus, is produced in the Springdale plant. This move streamlined and focused the products produced at the Texas plant and made it more efficient. We believe that in 2000, with the investment made at the end of 1999 and in the first quarter of 2000 to the extruding equipment, the Texas plant will be producing its increased annualized capacity of $17 million. The Springdale plant reported composite sales of $9,193,900 in 1999 compared to $2,877,937 in 1998, a 219% increase. The
Springdale plant sold $8,302,205 of MoistureShield(R) and $891,695 of DreamWorks(TM) decking in 1999, as the decking projects experienced startup delays during the fourth quarter of 1999. The Springdale plant was not in full operation in 1998 and only had two of its three extrusion lines in operation in 1999. The Springdale plant produces the Company's MoistureShield(R) lines for its door, window and industrial flooring customers, as well as the DreamWorks(TM) line of decking.

     Cost of goods sold increased $5,477,576 from $11,688,448 in 1998 to $17,166,024 in 1999. This increase in cost of goods sold was primarily attributed to increased payroll and payroll expenses, raw material costs and utility and operating costs associated with operating the Company's composites manufacturing units, even though direct labor costs as a percent of net sales decreased 3% from 1998 to 1999. The Company also experienced significant inefficiencies with an air transfer loading system, which would not attain its manufacturer delivery objectives for speed or accuracy. This situation delayed increased production on the initial lines and startup of the third line. When this problem became apparent and well documented at the start of the fourth quarter, the Company elected to modify and upgrade portions of the system to increase accuracy and speed in conjunction with increasing capacity to accommodate a new higher output extrusion design. Also, the Company incorporated additional blending and mixing capabilities to allow it to utilize a wider range of recycled plastic materials. The Company has expended approximately $1.1 million on this project, in addition to taking a fourth quarter net write-down of approximately $84,089 for non-performing assets. The new material transfer system started up on March 15, 2000. Springdale was in both an operational mode and a construction mode in 1999, installing an air quality environmental system, refining the second extrusion line, rebuilding the material transfer system and working on the installation of the third line for this plant.

     Significant cost categories are as follows:

             EXPENSE CATEGORY                  1999           1998
             ----------------               -----------    -----------
Payroll and payroll taxes.................  $ 5,997,364    $ 4,094,877
Depreciation..............................    1,820,152      1,412,692
Raw Materials.............................    5,301,905      2,976,338
Other.....................................    4,046,603      3,204,541
                                            -----------    -----------
Total cost of goods sold..................  $17,166,024    $11,688,448
                                            ===========    ===========

     Payroll and payroll taxes increased due to the increase in the number of personnel required to operate the Springdale plant in 1999 as production capacity increased. Raw material costs increased as a result of the increase in sales and an increase in raw material plastic costs. To offset the higher raw material costs, the Company implemented price increases on its products in early 2000. Other manufacturing costs increased $842,062 to $4,046,603 in 1999, up from $3,204,541 in 1998. The increase in costs was due to the increase in sales and the continued buildup of the Springdale facility to a fully operational plant. As a percentage of net sales, manufacturing overhead decreased to 37% in 1999 from 45% in 1998, an 8% decrease. The manufacturing overhead grew at a slower rate than sales.

     Selling, general and administrative expenses increased $546,546 in 1999 to $3,766,779, compared to $3,220,233 for 1998. The increase was due to an increase in salaries, professional fees and commissions. These expenses are normally associated with growing sales. As a percentage of net sales, SG&A decreased to 19% from 26% in 1998, a 27% decrease. This decrease indicates that while production and sales grew, the SG&A increased at a lower rate. The Company initiated a national advertising program for decking in 1999, which included print, trade shows and limited cable television advertising. Of the Company's $10,314,728 in decking sales, $309,442 or 3% was targeted at creating brand awareness and increased market acceptance for ChoiceDek(R). In 1999, these marketing expenses amounted to 49% of the increase in SG&A. This marketing strategy was initiated with the goal of significantly increasing sales of its ChoiceDek(R) decking products into national distribution in conjunction with Weyerhaeuser, its North American decking distributor.

     The net loss for 1999 was $1,763,736, or a net loss per weighted average common share outstanding of $.07. This compares to a 1998 loss of $3,653,070, or a net loss per weighted average common share outstanding of $.16. Of the 1999 loss, $1,493,874 or 85% was experienced in the fourth quarter, and was attributable to delays associated with starting up the DreamWorks(TM) product line in Springdale and with shutting down the Texas plant for extended periods for maintenance and production upgrade work.

     The Texas plant recorded a profit of $570,008 in 1999, an increase of $758,546, from a net loss of $188,538 in 1998. This was the first profitable year for that plant, although it had positive cash flow in 1998. The Springdale plant recorded a net loss of $2,043,744, a reduction of $1,363,553, from the net loss of $3,407,297 in 1998. As previously stated, Springdale was in an operational mode and in a construction mode, however it moved significantly toward profitability.

     In addition, the Company increased its plastics recycling and processing capacity during the second half of the year by adding more cleaning and production equipment. These additions were designed and intended to allow the Company's plastic recycling machinery to utilize and blend lower cost recycled plastics. During 1999, the Company invested approximately $4.5 million in capital expenditures at the Springdale facility.

     There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not continue to increase, or that its additional production efficiencies and resultant unit cost reductions required for profitability will occur.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, in conjunction with its major shareholder, contractors and suppliers, completed the major portion of the Springdale capital expansion during the third quarter ended September 30, 2000. At December 31, 2000, the Company had a working capital deficit of $6,804,992 compared to a working capital deficit of $7,756,859 at December 31, 1999. The Company expended approximately $3.5 million on capital expansion during the year ended 2000, primarily on completing the Springdale Arkansas facility. The deficit is primarily attributable to the Company's delays in completing construction and starting up its additional extrusion lines in a timely manner, and the resultant negative cash flow from the Springdale plant during the majority of the year. The weather related problems experienced by the Texas plant during the fourth quarter, also contributed to the deficit. Management's decision to finance significant capital expenditures with short-term bridge loans also contributed to the increased deficit. Of such deficit, involving total liabilities of approximately $27.8 million as of December 31, 2000, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $2.3 million was to the Company's major shareholder, $1.8 million was in short term bridge loans, and approximately $5.2 million was in payables of which a significant portion reflects the ongoing construction completed at the Springdale facility. The $6.8 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to acquire short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. Even with the Texas plant's fourth quarter problems, that substantially reduced sales and negatively impacted operations, the working capital deficit and loss in 2000, the Company generated sufficient cash flow to more than cover debt service. Cash flow available for debt service for the period ended December 31, 2000, was approximately $1.36 million.

     The Company successfully closed a $16.5 million tax-exempt bond financing into escrow during the fourth quarter of 1999, which is intended to refinance and shift its construction and expansion related accounts payable into long-term financing. The Company started up the third Springdale production line, further increased production and intends to significantly increase positive cash flows, attain profitability and then break escrow of a portion or possibly all of the bonds. Certain requirements must be met in order for the Company to break escrow. These include delivering to the Trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Furthermore, unless waived by the holder of 100% of the Bonds, the Company must also deliver to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ration, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal from the Project Fund shall be not less than 2 to 1. In addition, the bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the bonds were repurchased by the bond holder and a new reset date of October 13, 2001 was established subject to the same terms and covenants previously described above except the interest rate changed to 6.4%. If the Company has not achieved the above mentioned progress by said date, the Company will attempt to re-market the bonds. There are no assurances that the Company will be successful in re-marketing the bonds. If unsuccessful, the Company will be required to buy back the bonds. Should the Company be successful in its efforts to break escrow, the Company believes it will have more than adequate debt service coverage for its long-term bond debt. As of December 31, 2000, the Company had not met the aforementioned criteria and there are no assurances the Company will be successful in meeting the standards required to receive the bond financing proceeds.

     On February 29, 2000, the Company closed a bank financing with an Arkansas based bank totaling $4.5 million. This demand loan with a 15-year amortization is 80% guaranteed by the U.S. Government and carries a 9.75% interest rate. The major shareholder and members of her family also personally guarantee this loan. The loan proceeds were used to acquire the 18.6 acres of land that adjoins the plant in Springdale, Arkansas. This land will be the site of the third manufacturing facility and an additional plastic plant, as previously mentioned. In addition, the loan proceeds reduced the Company's accounts payable and provided cash for liquidity of $600,000. The Company believes that if it is successful in completing its pending escrowed bond financing it will reduce and later eliminate its working capital deficit by paying off the remaining bridge note balance of $1.9 million during the remainder of 2001. In addition, the Company will be reimbursed for approximately $4.7 million of working capital used to pay vendors for costs eligible to be paid from bond proceeds. The Company will also receive approximately $700,000 for unpaid costs eligible for reimbursement that are reflected in the Company's accounts payable total. The bond funds will greatly improve the working capital position, and will restructure a significant portion of the Company's short-term indebtedness into long-term debt with more favorable interest rates, if the Company is able to meet the requirements of the bond indenture previously described and break escrow. Purchasing the existing manufacturing site over a longer term should also help improve operating costs by eliminating the monthly lease payment. By having substantial funds allocated and available for capital expansion, the Company believes that increasing cash flows generated from operations can be used for working capital and to further reduce the deficit.

     The Company recapitalized from June 1998 to February 1999 through a voluntary conversion of Class B and Class C warrants in conjunction with a private placement of preferred stock. The Company received voluntary conversions of 1,312,664 warrants at prices ranging from $1.075 to $1.20 per warrant, yielding net proceeds of $1,541,374. On February 12, 1999, all Class B and C warrants not exercised (3,549,776) were allowed to expire by the Board of Directors, with the exception of 325,000 Class C warrants that were previously extended for every warrant exercised. In connection with the voluntary warrant conversion, a bonus warrant exercisable for $3.00 per share was issued for every warrant exercised. The Company issued 1,312,664 bonus warrants, which will expire two years after a pending S-3 registration statement becomes effective. In addition, 2,900 shares of preferred stock were issued to the major shareholder and several close accredited investors for $1,000 per share. Classes were issued in Series A, B and C with Series B having voting rights for the underlying shares and warrants. On the 7th anniversary date of the issuance of the preferred stock, the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. If the preferred stock is converted prior to the 7th anniversary of its date of issuance, the conversion price is the lower of $1.20 and the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. A 10% premium on the stated value of the preferred stock ($2.9 million) is payable per year. Series X and Y warrants were issued in connection with the preferred stock and are exercisable at $1.20 and $2.50 per warrant, respectively. Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. The preferred stock agreements require that the Company register with the SEC the common stock underlying the convertible preferred stock and warrants with an effective registration statement by July 15, 2001. The Company may be required to pay certain penalties to the holders of the preferred stock and warrants if the registration statement is not declared effective by the SEC by July 15, 2001. The penalties increase over time until the registration statement is effective. The preferred stock agreements contain potential redemption events, which would cause the Company to have to redeem the preferred stock all of which are events within the Company's control. The Company filed an initial registration statement for the preferred stock in December 1999, and expects to have it declared effective by the SEC prior to July 15, 2001.

     Cash and cash equivalents increased $416,456 in 2000. Significant components of that increase were: (i) cash used in operating activities of $951,477, which consisted of the net loss for the period of $2,206,521 reduced by depreciation and amortization of $2,463,645 and increased by other uses of cash of $1,208,601; (ii) cash used in investing activities of $2,826,230, and
(iii) cash provided by financing activities of $4,194,163. Payments on notes during the period were $742,220, and proceeds from the issuances of notes amounted to $4,500,000. At December 31, 2000, the Company had bonds and notes payable in the amount of $23,677,213, of which $19,191,057 was current bonds and notes payable or the current portion of long-term debt. Of the current bonds and notes payable, $2,693,430 or 14% was to the major shareholder and other investors closely associated with the Company. During the fourth quarter of 1998, the Company reduced the indebtedness of its $3.16 million bridge loans by $1 million through the issuance of preferred stock. During the first quarter of 1999, the loan was further reduced by $200,000, and during the second quarter of 2000, the loans were reduced by $100,000. The Company intends to pay down the remaining $1.8 million from cash flow and/or refinancing during 2001 and the final balance upon successful completion of the bond financing.

     The Company has five bridge financing agreements. The date of the first agreement was October 30, 1997. The Company issued notes payable totaling $1.3 million that were originally due and payable on July 27, 1998, but the maturity date was extended. During 1998, $1,050,000 of the notes were converted to preferred stock (see Note 6), and the balance of the notes was paid off in installments, the last of which was April 2000. Interest on the notes was payable every three months at 12% in the Company's Class A common stock. In connection with the notes, the Company issued 2,600,000 consulting warrants and 156,000 placement warrants and paid loan origination costs of $169,000 to the placement agent. The warrants expire October 30, 2002, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. Per the agreement, if the notes were extended, an additional 650,000 consulting warrants and 78,000 placement warrants would be issued. In connection with the extension of the notes, 310,000 penalty warrants were issued to one of the note holders and an agreement was entered into for voluntary selling restrictions of the Company's stock by the Company's officers and certain shareholders without prior approval from the issuer of the note.

     The second bridge financing was completed on February 5, 1998. The Company issued notes payable totaling $800,000 which were originally due and payable on November 2, 1998, but have since been extended without penalty warrants to May 15, 2001. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 1,600,000 consulting warrants and 96,000 placement warrants and paid loan origination costs of $104,000 to the placement agent. If the notes are extended beyond May 15, 2001, the Company may be required to issue 448,000 penalty warrants (400,000 consulting warrants and 48,000 placement warrants). The warrants expire February 5, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. In June 2000, $50,000 was paid on the notes bringing the note balance to $750,000 at December 31, 2000.

     A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000 which were originally due and payable on January 2, 1999, but have since been extended without penalty warrants to May 15, 2001. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants and paid loan origination costs of $53,300 to the placement agent. If the notes are extended beyond May 15, 2001, an additional 205,000 consulting warrants and 24,600 placement warrants may be issued. The warrants expire April 7, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

     A fourth bridge financing was completed on June 3, 1998. The Company issued notes payable totaling $359,963 which were originally due and payable on February 28, 1999, but have since been extended without penalty warrants to May 15, 2001. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 719,926 consulting warrants and 43,195 placement warrants and paid loan origination costs of $46,795 to the placement agent. If the notes are extended beyond May 15, 2001, an additional 179,981 consulting warrants and 21,597 placement warrants may be issued. The warrants expire June 3, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

     A fifth bridge financing was completed on August 21, 1998. The Company issued notes payable totaling $287,500, which were originally due and payable on May 18, 1999, but have since been extended without penalty warrants to May 15, 2001. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 575,000 consulting warrants and 34,500 placement warrants and paid loan origination costs of $37,375 to the placement agent. If the notes are extended beyond May 15, 2001, an additional 143,750 consulting warrants and 17,250 placement warrants may be issued. The warrants expire August 21, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

     Delisting of the Company's stock would result in an event of default under the bridge financing agreements. An event of default results in all the then outstanding principal amounts and unpaid interest becoming due and payable immediately.

     During January 2000, the Company had an agreement with an affiliate whereby the Company agreed to transfer certain of its trade receivables as collateral, which the affiliate deemed acceptable, up to $2 million at any one time. In February 2000, the Company's major shareholder increased the Company's factoring line to $2.5 million. The Company believes that the current terms of its factoring agreement with its major shareholder are competitive with, if not better than, terms that might be obtained from outside sources. Upon acceptance of a transfer of a receivable, the affiliate remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, the Company remitted to the affiliate 1.75% of the receivable as a factoring charge, and the additional 13.25% of the receivable was remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. The Company indemnified the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 2000, the Company transferred an aggregate of approximately $28,292,000 in receivables under this agreement, of which $1,817,544 remained to be collected as of December 31, 2000. During 1999 and 1998, the Company transferred an aggregate of approximately $20,500,000 and $12,863,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $470,794, $202,034 and $113,189 associated with the factoring agreement were included in selling and administrative costs at December 31, 2000, 1999 and 1998, respectively.

     The Company believes that further improvement and streamlining of its manufacturing rates and efficiencies along with the additional production capacity at its Springdale facility will allow it to further reduce costs and improve gross margins. The ability to significantly lower unit production costs while further increasing sales will enable the Company to achieve a level of operations in periods subsequent to the first quarter of 2001, which will allow for increased cash flows from operations.

     The Company has also embarked on a cost reduction plan aimed at significantly reducing duplication, operating and/or extraordinary costs during 2001 and has targeted excess of $1.75 million of costs which it intends to eliminate during 2001. In addition to improving the desired efficiencies described above, an example of this is cogeneration units that have been installed during first quarter of 2001, at both facilities and will utilize waste sawdust or paper for dry fuel. These cogeneration units will eliminate and/or reduce natural gas and propane costs for drying wood fiber at both facilities. We believe these improvements will significantly reduce or eliminate the Company's need for additional sources of capital to support its operations. Management believes that increased production and sales, and improved product focus, increased throughputs, and reduced plastics division raw material costs will allow it to attain profitability. Additional production volumes and resultant sales increases from its Springdale plant combined with continued improvements in production efficiency and capacity, as previously discussed, will be required for the Company to further increase sales levels to those necessary to attain profitable results from operations, provide funds to repay the Company's outstanding obligations, meet the requirements to remove the bond proceeds from escrow, refinance all or a portion of its short term debt into longer term debt and meet its debt service schedule.

     The foregoing plan assumes that the Company will increase operating cash flows throughout the future and that the bond proceeds will be released from escrow. There can be no assurance that the Company will be able to maintain its current operating levels or achieve increased production volumes and sales levels required for increasing cash flows and profitability, or that the Company will be successful in remarketing the bonds, or that the Company will be able to release the funds from escrow after a successful remarketing of the bonds.

     During the second half of 2000, the Company greatly improved the technological capability of its facilities and staff with the installation of three servers for accounting, communication and production systems. At the same time, AERT added 34 personal computers to support the new systems being implemented. The computer capability enhanced the development of reports and data in all departments of the Company. While the computer equipment was being brought in, a local area network (LAN) was developed to support the Company's information systems and provide for efficiencies and accuracy with the sharing of data. The final phase of the LAN system has been completed during the first quarter of 2001, with the hook-up of satellite communication equipment into the Junction plant. With that final link in place, AERT now has more complete and continuing communication with all our locations.

     Currently, standard operating procedures are being reviewed, improved and upgraded, as necessary, for each production facility as we strive for continued operations improvement and lower production costs. These standard operating procedures improve efficiencies while at the same time provide for the sharing of data so that daily monitoring occurs in the production processes at both the plant locations. This responsive capability has helped improve efficiencies and reduce problem areas. As AERT moves forward and the systems information flow continues, less downtime and improved efficiencies are expected.

     The Company has recently begun introducing its decking products into the home improvement market and initially into approximately 500 home improvement warehouses or Big Box stores in select markets. This is in addition to its existing contractor oriented decking dealer base through Weyerhaeuser. We believe that this market segment is targeted towards the home improvement and remodel market, which allows us more diversification during periods of economic slowdowns or uncertainty. In conjunction with our diversification program we have also introduced a new exterior trim and fascia product called MoistureShield(R) CornerLoc(TM) which is designed to compliment fiber cement siding. We have recently hired a new V.P. of Marketing and Sales, who joins us after 32-years of industry experience, including Weyerhaeuser. Mr. Precht is working to upgrade our marketing and sales group, in conjunction with improving the sales focus of the Weyerhaeuser customer service and/or distribution centers, in order to handle substantially increased sales. Initially, this is a one-year effort jointly sponsored by Weyerhaeuser. These increased sales and customer service efforts are designed to maximize our existing production facilities to the $50 million sales range and position us to further increase and time distribution and/or demand for our third composite extrusion facility. As production and sales volume increase, we believe we can continue to improve efficiencies and substantially reduce our overhead as a percentage of sales, thus improving cash flows and profitability.

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

INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000

     Through the date of this report, the Company completed the transition from calendar year 2000 to calendar year 2001 without any major problems or disruptions because of year 2000 issues. Additionally, no problems are expected to arise because of any year 2000 related failure in the future.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

             NAME                AGE                        POSITION
             ----                ---                        --------
Joe G. Brooks..................  45     Chairman of the Board of Directors, Co-Chief
                                        Executive Officer and Interim President
Sal Miwa.......................  44     Vice-Chairman of the Board of Directors
Stephen W. Brooks..............  44     Co-Chief Executive Officer and Director
J. Douglas Brooks..............  41     Executive Vice-President
Marjorie S. Brooks.............  65     Secretary, Treasurer and Director
Edward J. Lysen................  63     Chief Financial Officer
Jerry B. Burkett...............  43     Director
James H. Culp..................  55     Director
Peter S. Lau...................  47     Director
Michael M. Tull................  47     Director
Samuel L. (Tony) Milbank.......  60     Director

     The Company's Board of Directors elected Joe G. Brooks as its Chairman and the Company's Co-Chief Executive Officer on December 11, 1998 and he is serving as Interim President. Mr. Brooks has previously served as President and has been a director since the Company's inception in December 1988. He was also previously Chairman and CEO from inception until August 1993. Mr. Brooks is a director and Chairman of the Standing Committee of the Arkansas Recycling Coalition for Buy Recycled Business Alliance for the State of Arkansas and serves on their Executive Committee. He is a member of Clean Texas 2000, appointed by Governor George Bush in 1995. He is a past President, director and independent consultant of Juniper Products, Inc., from July 1985 until December 1988, which was an artificial firelog manufacturing entity in Junction, Texas. Mr. Brooks has been past President of Southern Minerals and Fibers, Inc. (SMF), a producer of drilling mud and fluid additives.

     On December 11, 1998, the Company's Board of Directors elected Sal Miwa as its Vice-Chairman. Mr. Miwa has served as its Chairman for 3 years before this election. He has been an outside director of the Company since January 1994. Sal Miwa is COO and Director of RealRead Inc., an online book sampling service company located in New York, NY. For the past 20 years, he has been engaged in various international businesses located in the North America, Japan and Europe. He received his Masters degree in Aerospace Engineering from the Massachusetts Institute of Technology.

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

     J. Douglas Brooks is Executive Vice-President and a previous board member. Mr. Brooks serves on the Executive Committee and is in charge of Technical Services, which includes Quality Assurance, R&D, Raw Material Processing, Development and Sourcing. Mr. Brooks was previously Project Manager for AERT's polyethylene recycling program with The Dow Chemical Company and is a joint inventor on several of AERT's process patents for recycling polyethylene film for composites. Mr. Brooks has previously served as an independent consultant to Juniper Industries, Inc. and as Vice President of SMF.

     Marjorie S. Brooks has been Secretary, Treasurer and a director since the Company's inception in December 1988. Mrs. Brooks also serves as a director of Juniper Industries, Inc. and Razorback Farms, Inc., and has served as Secretary and Treasurer of Brooks Investment Co., a holding company for the Brooks' family investments, for more than the past thirty years.

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

     Dr. James H. Culp joined the AERT Board as Director of Technology in July 1996 and served as special board assistant to the CEO in October 1996. Dr. Culp received a B.S. Degree in Chemistry from the University of Alabama and Ph.D. Degree in Analytical and Nuclear Chemistry from Texas A&M University. Dr. Culp was an Assistance Professor at Texas A&M University Chemical Oceanography for two years before joining The Dow Chemical Company. Dr. Culp worked at Dow in research, manufacturing, business development, and supply chain for 24 years. His last responsibility at Dow was North American Supply Chain Director for Engineering Thermoplastics and North American Recycle Plastics Director. Dr. Culp retired from Dow in April 1996.

     Peter S. Lau was appointed an outside director to the Board of Directors of the Company in April 1997. Mr. Lau is currently a director and Chief Executive Officer of Cathay One, Inc. and he is the former CFO of Cathay Online, Inc. He former managing director of corporate finance of American Fronteer Financial Corporation (AFFC), formerly known as RAF Financial Corporation and a former associate of Heng Fung Capital Inc., a merchant-banking group out of Hong Kong. Mr. Lau is a graduate of the University of Hartford with a B.S. and M.S. in accounting and is a Certified Public Accountant.

     Michael M. Tull was appointed a director to the Board of Directors of the Company in December 1998. Mr. Tull is the President and majority owner of Tull Sales Corporation, a manufacturer's representative company, which professionally represents nine manufacturing companies and is responsible for sales and marketing of those companies' window and door related components in the southeastern Unites States. Mr. Tull serves on boards of several closely held family businesses and is the President and a Board of Director member of the National Wild Turkey Federation, which is one of the largest North American conservation organizations with membership of 315,000.

     Samuel L. Milbank was elected to the Board of Directors as a director by the shareholders at the July 2000 Annual Meeting. From 1997 to the present, Mr. Milbank has been the Managing Director of Zanett Securities Corporation; an investment bank advisory company focusing on small and micro capitalization companies. From 1992 to 1996, Mr. Milbank was a Senior Vice President and Sales Manager with Lehman Brothers, Inc. in New York, and managed and coordinated a global sales coverage of central banks and official institutions. From 1973 to 1992, Mr. Milbank worked with Salomon Brothers, Inc. as a Director of Fixed Income Sales. He has a BS from Columbia University and a MBA in Finance from The Amos Tuck School of Business Administration at Dartmouth College.

     Joe G. Brooks, Stephen W. Brooks and J. Douglas Brooks are brothers and are sons of Marjorie S. Brooks. There are no other familial relationships between the current directors and executive officers.

     Each of the Company's directors has been elected to serve until the next annual meeting of stockholders or until there successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

     The Audit Committee of the Board of Directors consists of three outside directors of Peter S. Lau (Chairman), Jerry B. Burkett, and Sal Miwa. The Audit Committee recommends engagement of the Company's independent accountants and is primarily responsible for approving the services performed by the

Company's independent accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

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

     The Nominating Committee consists of Michael M. Tull (Chairman), Samuel L. Milbank, Peter S. Lau and Marjorie S. Brooks. The Nominating Committee evaluates the efforts of AERT and Board of Directors to maintain effective corporate governance practices. The committee identifies candidates for election to the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company during the three years ended December 31, 2000, to each executive officer of the Company whose aggregate cash compensation earned exceeded $100,000, and to the chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM COMPENSATION
                                                                            AWARDS                               PAYOUTS
                                                                   -------------------------             ------------------------
                                       ANNUAL COMPENSATION          RESTRICTED    SECURITIES             LONG-TERM
            NAME AND              ------------------------------   ANNUAL STOCK   UNDERLYING             INCENTIVE    ALL OTHER
       PRINCIPAL POSITION         YEAR    SALARY     OTHER BONUS   COMPENSATION     AWARDS     OPTIONS    PAYOUTS    COMPENSATION
       ------------------         ----   --------    -----------   ------------   ----------   -------   ---------   ------------
Stephen W. Brooks...............  2000          0         0             0             0           0          0            0
  Co-CEO                          1999          0         0             0             0           0          0            0
                                  1998          0         0             0             0           0          0            0
Joe G. Brooks...................  2000   $105,000(*)      0             0             0           0          0            0
  Co-CEO                          1999    105,000(*)      0             0             0           0          0            0
                                  1998     75,000         0             0             0           0          0            0

---------------
* Accrued $30,000, which Joe G. Brooks did not receive as of December 31, 1999 or 2000.

          AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2000
                     AND OPTION VALUES AT DECEMBER 31, 2000

                                                                                         VALUE OF UNEXERCISED
                                                                       NUMBER OF             IN-THE-MONEY
                                          NUMBER OF               UNEXERCISED OPTIONS          OPTIONS
                                           SHARES                 AT DECEMBER 31, 2000   AT DECEMBER 31, 2000
                                          ACQUIRED      VALUE         EXERCISABLE/           EXERCISABLE/
                 NAME                    ON EXERCISE   REALIZED      UNEXERCISABLE          UNEXERCISABLE
                 ----                    -----------   --------   --------------------   --------------------
Stephen W. Brooks......................          0     $     0       475,000/50,000           $86,625/0
Joe G. Brooks..........................    120,000     $40,000       246,667/     0           $50,625/0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors, as a whole, reviews and acts upon personnel policies and executive compensation matters. Joe G. Brooks and Stephen W. Brooks serve as executive officers of the Company; however, such individuals do not participate in compensation decisions or in forming compensation policies in which they have a personal interest, nor do they vote on any such matters.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2000, certain information with regard to the beneficial ownership of the Company's capital stock by each holder of 5% or more of the outstanding stock, by each director of the Company, and by all officers and directors as a group:

        NAME AND ADDRESS           TITLE OF   NUMBER OF SHARES OF   PERCENTAGE OF CLASS      PERCENTAGE OF
      OF BENEFICIAL OWNER          CLASS(1)     COMMON STOCK(2)     OUTSTANDING(2)(15)    VOTING POWER(2)(16)
      -------------------         ----------  -------------------   -------------------   -------------------
Marjorie S. Brooks..............  Class A         11,147,998(3)            23.4%                 27.8%
  P. O. Box 1237                  Class B            837,588(4)            57.2%
  Springdale, AR 72765            Preferred-
                                  Series B               400(5)            13.8%
Joe G. Brooks...................  Class A            938,397(6)             2.0%                  4.0%
  P. O. Box 1237                  Class B            284,396               19.4%
  Springdale, AR 7276
J. Douglas Brooks...............  Class A            941,573(7)             2.0%                  2.7%
  P. O. Box 1237                  Class B            131,051                8.9%
  Springdale, AR 72765
Jerry B. Burkett................  Class A            190,000(8)               *                     *
  P. O. Box 1237                  Class B             33,311                2.3%
  Springdale, AR 72765
Sal Miwa........................  Class A            431,963(9)               *                     *
  P. O. Box 1237
  Springdale, AR 72765
Stephen W. Brooks...............  Class A            845,116(10)            1.8%                  2.2%
  P. O. Box 1237                  Class B             89,311                6.1%
  Springdale, AR 72765
James H. Culp, Ph.D. ...........  Class A            425,000(11)              *                     *
  P. O. Box 1237
  Springdale, AR 72765
Peter S. Lau....................  Class A            129,715(12)              *                     *
  P. O. Box 1237
  Springdale, AR 72765
Michael M. Tull.................  Class A            121,000(13)              *                   1.9%
  P. O. Box 1237                  Preferred-
  Springdale, AR 72765            Series B               400               13.8%
Samuel L. (Tony) Milbank........  Class A            499,899(14)            1.1%                    *
  P. O. Box 1237                  Preferred-
  Springdale, AR 72765            Series A                15                  *
Officers and directors..........  Class A         15,670,661               32.9%                 41.7%
  as a group (nine persons)       Class B          1,375,657               93.9%
                                  Preferred-
                                  Series A                15
                                  Series B               800               27.6%

---------------
  *  Less than 1%

 (1) The Class B common stock is substantially identical to the Class A common stock, except that each share of Class B common stock has five votes per share and each share of Class A common stock has one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock. Each share of Preferred Stock is convertible into 833 1/3 shares of Class A common stock. The Series B Preferred Stock (900 shares) has voting rights of 2,500 votes per share. No other Preferred Stock carries any voting rights.

 (2) Beneficial ownership of shares was determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and included shares underlying outstanding warrants and options which the named individual had the right to acquire within sixty days of December 31, 2000.

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

 (5) Includes Series B Preferred Stock owned indirectly by Mrs. Brooks. Razorback Farms, Inc. is the record owner of 165 shares. Brooks Investment Company is the record owner of 235 shares.

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

(14) Includes 142,946 shares owned directly or indirectly, 80,000 shares issuable upon exercise of consulting warrants, 45,150 shares issuable upon exercise of placement warrants, 112,697 shares issuable upon exercise of Series X warrants, 41,604 shares issuable upon exercise of Series Y Warrants, and 77,502 shares issuable upon exercise of Class I Warrants.

(15) Class A common stock beneficial ownership is calculated based on 47,580,718 shares outstanding as of December 31, 2000, which includes 21,825,397 shares which any person has the right to acquire through the exercise of options and warrants within 60 days of December 31, 2000. Class B common stock beneficial ownership is calculated based on 1,465,530 shares outstanding on December 31, 2000. Preferred stock beneficial ownership is calculated based on 2,900 shares outstanding on December 31, 2000.

(16) Calculated based on 57,855,029 shares outstanding on December 31, 2000, which includes voting rights on all classes of stock, options and warrants which can be acquired within 60 days of December 31, 2000.

     At December 31, 2000, there were 25,755,321 shares of Class A common stock and 1,465,530 shares of Class B common stock issued and outstanding. The previous table sets forth that directors, officers and 5% shareholders, as a group, directly owned shares representing approximately 41.7% of the votes entitled to be cast upon matters submitted to a vote of the Company's stockholders, and Marjorie S. Brooks and corporations controlled by her owned shares representing approximately 27.8% of the votes entitled to be cast and may be in a position to control the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During January 2000, the Company had an agreement with an affiliate whereby the Company agreed to transfer certain of its trade receivables as collateral, which the affiliate deemed acceptable, up to $2 million at any one time. In February 2000, the Company's major shareholder increased the Company's factoring line to $2.5 million. The Company believes that the current terms for its factoring agreement with its major shareholder is competitive with, if not better than, terms that might be obtained from outside sources. Upon acceptance of a transfer of a receivable, the affiliate remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable the Company remitted to the affiliate 1.75% of the receivable as a factoring charge, and the additional 13.25% of the receivable was remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. The Company indemnified the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 2000, the Company transferred an aggregate of approximately $28,231,000 in receivables under this agreement, of which $1,817,544 remained to be collected as of December 31, 2000. During 1999 and 1998, the Company transferred an aggregate of approximately $20,500,000 and $12,863,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $470,794, $202,034 and $113,189 associated with the factoring agreement were included in selling and administrative costs at December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, accounts payable-related parties included advances on factored receivables of approximately $1,639,351 and $224,937 relating to other items owed to related parties.

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

                                   SIGNATURES

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, IN THE CITY OF SPRINGDALE, STATE OF ARKANSAS, ON THE 12TH DAY OF APRIL, 2001.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                By: /s/ JOE G. BROOKS                                   /s/ EDWARD J. LYSEN
  -------------------------------------------------    -----------------------------------------------------
                   Joe G. Brooks,                                        Edward J. Lysen,
                      Chairman                                        Chief Financial Officer

                Date: April 12, 2001                                      April 12, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                  /s/ JOE G. BROOKS                         Chairman of the Board,       April 12, 2001
-----------------------------------------------------        Co-CEO and Director
                    Joe G. Brooks

                    /s/ SAL MIWA                          Vice-Chairman and Director     April 12, 2001
-----------------------------------------------------
                      Sal Miwa

                /s/ STEPHEN W. BROOKS                        Co-CEO and Director         April 12, 2001
-----------------------------------------------------
                  Stephen W. Brooks

                  /s/ JOE G. BROOKS                           Interim-President          April 12, 2001
-----------------------------------------------------
                    Joe G. Brooks

               /s/ MARJORIE S. BROOKS                      Secretary, Treasurer and      April 12, 2001
-----------------------------------------------------              Director
                 Marjorie S. Brooks

                /s/ JERRY B. BURKETT                               Director              April 12, 2001
-----------------------------------------------------
                  Jerry B. Burkett

                  /s/ JAMES H. CULP                                Director              April 12, 2001
-----------------------------------------------------
                    James H. Culp

                  /s/ PETER S. LAU                                 Director              April 12, 2001
-----------------------------------------------------
                    Peter S. Lau

                 /s/ MICHAEL M. TULL                               Director              April 12, 2001
-----------------------------------------------------
                   Michael M. Tull

                /s/ SAMUEL L. MILBANK                              Director              April 12, 2001
-----------------------------------------------------
                  Samuel L. Milbank

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
Financial Statements:
  Report of Independent Public Accountants..................         F-2
  Balance Sheets............................................         F-3
  Statements of Operations..................................         F-4
  Statements of Stockholders' Equity........................         F-5
  Statements of Cash Flows..................................         F-6
  Notes to Financial Statements.............................  F-7 - F-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.:

     We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception, has a working capital deficit at December 31, 2000, and is subject to certain claims in litigation as discussed in Note 10. These factors, among others, as discussed in Note 2, raise substantial doubt concerning the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                          /s/ ARTHUR ANDERSEN LLP

Fayetteville, Arkansas
March 30, 2001

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash......................................................  $    603,629    $    187,173
  Restricted bond escrow fund...............................    16,661,330      16,593,696
  Accounts receivable, net of allowance of $84,858 in 2000
     and $20,000 in 1999....................................     1,925,969       1,587,368
  Inventories...............................................     1,657,666       1,274,771
  Prepaid expenses..........................................       118,775         149,682
                                                              ------------    ------------
          Total current assets..............................    20,967,369      19,792,690
                                                              ------------    ------------
Land, buildings and equipment:
  Land......................................................       889,528              --
  Buildings and leasehold improvements......................     1,129,609       1,044,096
  Machinery and equipment...................................    18,741,162      13,981,153
  Transportation equipment..................................       175,385         162,400
  Office equipment..........................................       338,501         210,024
  Construction in progress..................................     1,143,301       2,747,290
                                                              ------------    ------------
                                                                22,417,486      18,144,963
Less accumulated depreciation and amortization..............     9,608,669       7,227,875
                                                              ------------    ------------
Net land, buildings and equipment...........................    12,808,817      10,917,088
                                                              ------------    ------------
Other assets, at cost less accumulated amortization of
  $352,364 in 2000 and
  $300,161 in 1999..........................................     1,482,118         746,015
                                                              ------------    ------------
                                                              $ 35,258,304    $ 31,455,793
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................  $  5,175,326    $  5,110,787
  Accounts payable -- related parties.......................     2,109,350       2,030,262
  Current maturities of long-term debt......................       242,689          70,013
  Accrued liabilities.......................................     1,296,628         933,543
  Notes payable -- related parties..........................       250,000         550,000
  Notes payable -- other....................................     2,198,368       2,354,944
  Bonds payable.............................................    16,500,000      16,500,000
                                                              ------------    ------------
          Total current liabilities.........................    27,772,361      27,549,549
                                                              ------------    ------------
Long-term debt, less current maturities.....................     4,486,156          59,656
                                                              ------------    ------------
Accrued premium on convertible preferred stock..............       290,404         337,890
                                                              ------------    ------------
Commitments and contingencies
Stockholders' equity, per accompanying statements:
  Preferred stock, $1 par value; 5,000,000 shares
     authorized; 2,900 shares issued and outstanding as of
     December 31, 2000 and 1999, respectively...............         2,900           2,900
  Class A common stock, $.01 par value; 75,000,000 shares
     authorized; 25,755,321 and 24,251,497 shares issued and
     outstanding as of December 31, 2000 and 1999,
     respectively...........................................       257,553         242,515
  Class B convertible common stock, $.01 par value;
     7,500,000 shares authorized; 1,465,530 shares issued
     and outstanding as of December 31, 2000 and 1999,
     respectively...........................................        14,655          14,655
  Additional paid-in capital................................    29,851,360      28,459,192
  Accumulated deficit.......................................   (27,417,085)    (25,210,564)
                                                              ------------    ------------
          Total stockholders' equity........................     2,709,383       3,508,698
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 35,258,304    $ 31,455,793
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Net sales...........................................  $27,508,864    $19,917,133    $12,408,591
Cost of goods sold..................................   22,650,739     17,166,024     11,688,448
                                                      -----------    -----------    -----------
Gross margin........................................    4,858,125      2,751,109        720,143
Selling and administrative costs....................    5,958,830      3,766,779      3,220,233
                                                      -----------    -----------    -----------
Operating loss......................................   (1,100,705)    (1,015,670)    (2,500,090)
                                                      -----------    -----------    -----------
Other income (expense)
  Interest income...................................      960,048        187,508             --
  Interest expense..................................   (1,775,864)      (645,574)    (1,105,090)
                                                      -----------    -----------    -----------
                                                         (815,816)      (458,066)    (1,105,090)
                                                      -----------    -----------    -----------
Loss before accrued premium on preferred stock......   (1,916,521)    (1,473,736)    (3,605,180)
Accrued premium on preferred stock..................     (290,000)      (290,000)       (47,890)
                                                      -----------    -----------    -----------
Net loss applicable to common stock.................  $(2,206,521)   $(1,763,736)   $(3,653,070)
                                                      -----------    -----------    -----------
Loss per share of common stock (Basic and
  Diluted)..........................................  $      (.08)   $      (.07)   $      (.16)
                                                      ===========    ===========    ===========
Weighted average number of common shares outstanding
  (Basic and Diluted)...............................   26,059,013     24,598,715     22,895,517
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                CLASS A                CLASS B
                                       PREFERRED STOCK       COMMON STOCK           COMMON STOCK       ADDITIONAL
                                       ---------------   ---------------------   -------------------     PAID-IN     ACCUMULATED
                                       SHARES   AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT
                                       ------   ------   ----------   --------   ---------   -------   -----------   ------------
BALANCE -- DECEMBER 31, 1997.........     --    $  --    20,312,969   $203,130   1,465,530   $14,655   $21,926,331   $(19,793,758)
Issuance of shares for payment of
  interest on bridge financings......     --       --       260,708      2,607          --        --       282,803             --
Exercise of stock options............     --       --       493,333      4,933          --        --       148,267             --
Exercise of Class B Warrants.........     --       --       779,670      7,797          --        --       926,233             --
Exercise of Class C Warrants.........     --       --       275,000      2,750          --        --       327,250             --
Exercise of Consultant Warrants......     --       --        60,000        600          --        --        21,900             --
Cashless exercise of Placement
  Warrants...........................     --       --        40,434        404          --        --          (404)            --
Issuance of Class A Common Stock to
  Vendor.............................     --       --        23,525        235          --        --        10,798             --
Issuance of extension warrants
  relating to extension of first
  bridge financing...................     --       --            --         --          --        --        19,685             --
Debt discount on consulting and
  Placement Warrants.................     --       --            --         --          --        --       619,355             --
Net proceeds from issuance of
  Preferred Stock....................  2,900    2,900            --         --          --        --     2,702,100             --
Net loss.............................     --       --            --         --          --        --            --     (3,653,070)
                                       -----    ------   ----------   --------   ---------   -------   -----------   ------------
BALANCE -- DECEMBER 31, 1998.........  2,900    2,900    22,245,639    222,456   1,465,530    14,655    26,984,318    (23,446,828)
Issuance of shares for payment of
  interest on bridge financings......     --       --       124,823      1,248          --        --       122,867             --
Issuance of options in payment of
  expenses...........................     --       --            --         --          --        --        12,347             --
Exercise of stock options............     --       --       132,500      1,325          --        --       160,600             --
Exercise of Class B Warrants.........     --       --       257,994      2,580          --        --       274,763             --
Exercise of Class F Warrants.........     --       --       350,864      3,509          --        --       210,518             --
Exercise of Class G Warrants.........     --       --       481,810      4,818          --        --       437,138             --
Exercise of Class I Warrants.........     --       --        29,367        294          --        --        27,238             --
Exercise of Consulting Warrants......     --       --       600,000      6,000          --        --       219,000             --
Exercise of Placement Warrants.......                        28,500        285          --        --        10,403             --
Net loss.............................     --       --            --         --          --        --            --     (1,763,736)
BALANCE -- DECEMBER 31, 1999.........  2,900    2,900    24,251,497    242,515   1,465,530    14,655    28,459,192    (25,210,564)
                                       -----    ------   ----------   --------   ---------   -------   -----------   ------------
Exercise of stock options............     --       --       465,000      4,650          --        --       275,559             --
Exercise of Class H Warrants.........     --       --       228,208      2,282          --        --        97,718             --
Exercise of Class J Warrants.........     --       --       100,000      1,000          --        --        49,000             --
Exercise of Placement Warrants.......     --       --       129,574      1,296          --        --        47,295             --
Issuance of stock in payment of debt
  acquisition expenses...............     --       --       150,000      1,500          --        --       429,750             --
Issuance of stock in payment of
  debt...............................     --       --       150,000      1,500          --        --       148,500             --
Compensation expense on non-employee
  options............................     --       --            --         --          --        --         9,896             --
Issuance of shares in payment of
  accrued premium on preferred
  stock..............................                       281,042      2,810          --        --       334,450             --
Net loss.............................     --       --            --         --          --        --            --     (2,206,521)
                                       -----    ------   ----------   --------   ---------   -------   -----------   ------------
BALANCE -- DECEMBER 31, 2000.........  2,900    $2,900   25,755,321   $257,553   1,465,530   $14,655   $29,851,360   $(27,417,085)
                                       =====    ======   ==========   ========   =========   =======   ===========   ============


                                          TOTAL
                                       -----------
BALANCE -- DECEMBER 31, 1997.........  $ 2,350,358
Issuance of shares for payment of
  interest on bridge financings......      285,410
Exercise of stock options............      153,200
Exercise of Class B Warrants.........      934,030
Exercise of Class C Warrants.........      330,000
Exercise of Consultant Warrants......       22,500
Cashless exercise of Placement
  Warrants...........................           --
Issuance of Class A Common Stock to
  Vendor.............................       11,033
Issuance of extension warrants
  relating to extension of first
  bridge financing...................       19,685
Debt discount on consulting and
  Placement Warrants.................      619,355
Net proceeds from issuance of
  Preferred Stock....................    2,705,000
Net loss.............................   (3,653,070)
                                       -----------
BALANCE -- DECEMBER 31, 1998.........    3,777,501
Issuance of shares for payment of
  interest on bridge financings......      124,115
Issuance of options in payment of
  expenses...........................       12,347
Exercise of stock options............      161,925
Exercise of Class B Warrants.........      277,343
Exercise of Class F Warrants.........      214,027
Exercise of Class G Warrants.........      441,956
Exercise of Class I Warrants.........       27,532
Exercise of Consulting Warrants......      225,000
Exercise of Placement Warrants.......       10,688
Net loss.............................   (1,763,736)
BALANCE -- DECEMBER 31, 1999.........    3,508,698
                                       -----------
Exercise of stock options............      280,209
Exercise of Class H Warrants.........      100,000
Exercise of Class J Warrants.........       50,000
Exercise of Placement Warrants.......       48,591
Issuance of stock in payment of debt
  acquisition expenses...............      431,250
Issuance of stock in payment of
  debt...............................      150,000
Compensation expense on non-employee
  options............................        9,896
Issuance of shares in payment of
  accrued premium on preferred
  stock..............................      337,260
Net loss.............................   (2,206,521)
                                       -----------
BALANCE -- DECEMBER 31, 2000.........  $ 2,709,383
                                       ===========

   The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net loss applicable to common stock...............  $(2,206,521)   $(1,763,736)   $(3,653,070)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..................    2,463,645      1,968,508      2,500,350
     Premium accrued on preferred stock.............      290,000        290,000         47,890
     Expenses paid through issuance of stock                9,896         12,347             --
       options......................................
     Loss on disposition of equipment...............           --         82,052          1,964
     Provision for discounts and doubtful                  64,858             --             --
       accounts.....................................
     (Increase) decrease in other assets............       18,860        (31,374)       271,527
     Changes in current assets and current             (1,592,215)      (221,188)       870,066
       liabilities..................................
                                                      -----------    -----------    -----------
Net cash provided by (used in) operating                 (951,477)       336,609         38,727
  activities........................................
                                                      -----------    -----------    -----------
Cash flows from investing activities:
  Additions to land, buildings and equipment........   (2,826,230)    (2,552,511)    (3,674,969)
  Proceeds from sale of equipment...................           --         35,000          4,722
                                                      -----------    -----------    -----------
Net cash used in investing activities...............   (2,826,230)    (2,517,511)    (3,670,247)
                                                      -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of notes...................    4,500,000        950,000      1,380,842
  Payments on notes.................................     (767,313)      (779,677)      (384,750)
  Increase in accounts payable -- related parties...      456,337        487,568        161,651
  Debt acquisition costs............................     (423,434)      (360,521)      (276,542)
  Interest paid through issuance of Class A common             --        124,115        285,410
     stock..........................................
  Proceeds from issuance of preferred stock.........           --             --      1,155,000
  Proceeds from exercise of stock options and             428,573      1,332,096      1,878,975
     warrants, net..................................
                                                      -----------    -----------    -----------
Net cash provided by financing activities...........    4,194,163      1,753,581      4,200,586
                                                      -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents....      416,456       (427,321)       569,066
Cash, beginning of period...........................      187,173        614,494         45,428
                                                      -----------    -----------    -----------
Cash, end of period.................................  $   603,629    $   187,173    $   614,494
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

NOTE 2: FUTURE OPERATIONS

     The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2000, the Company had a working capital deficit of $6.8 million and had incurred net losses of approximately $2.2 million, $1.8 million and $3.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has incurred net losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders and several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due. Additionally, the Company's stock price and net equity positions are at risk of not meeting the minimum Nasdaq requirements for continued listing of the Company's stock. If the Company's stock were to be delisted, certain debt could become immediately due and payable.

     The Company also has claims and litigation outstanding against it as described in Note 10, the outcome, of which is uncertain. If the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors, maintaining listing of its common stock, and its ability to successfully mass produce and market its products at economically feasible levels.

     The Company is currently implementing a production plan, which management believes will provide better operating efficiencies and correct the production problems encountered in the past. The plan includes increasing production capacity, further automating the production process and better utilizing regrindable scrap. If the Company is successful in breaking escrow of the $16.5 million bond proceeds, as discussed below, the Company anticipates reducing its working capital deficit by paying off the bridge notes payable and being reimbursed for significant working capital for qualifying expenditures already incurred. During 2000, the Springdale plant put its third extrusion line in operation with a new material transfer system.

     As discussed in Note 5, the Company closed a $16.5 million tax-exempt industrial bond financing into escrow in October 1999, intended to refinance and shift its construction related accounts payable into long-term financing. In order for the Company to receive the bond financing the Company must meet certain financial and operating criteria unless waived by the holder of 100% of the Bonds. These include delivering to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1,

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursement shall not be less than 2 to 1. There is no assurance the Company will be successful in meeting the standards required to receive the bond financing proceeds or in obtaining necessary financial resources from other sources (see Note 5).

     Completion of the production plan will require that the Company receive the proceeds from the bond financing or obtain additional debt or equity financing beyond those resources currently available to the Company. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due in 2001. There is no assurance the Company will be able to correct prior production problems and improve operating efficiencies or that the Company will be successful in securing capital resources to complete its production plan, fund maturities of debt and other obligations as they become due in 2001 or to support the Company until such time, if ever, that the Company is able to consistently generate income from operations.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition Policy

     Revenue is recognized at the time of shipment.

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

                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           2000          1999          1998
                                        -----------    ---------    ----------
Receivables...........................  $  (403,459)   $(824,752)   $ (172,155)
Note receivable.......................           --           --        81,571
Inventories...........................     (382,895)    (428,200)     (110,874)
Prepaid expenses and other............       94,561      (69,135)      (95,581)
Accounts payable --
  Trade and related parties...........   (1,263,507)     602,426     1,042,716
Accrued liabilities...................      363,085      498,473       124,389
                                        -----------    ---------    ----------
                                        $(1,592,215)   $(221,188)   $  870,066
                                        ===========    =========    ==========
Cash paid for interest................  $ 1,437,703    $ 218,296    $   52,395
                                        ===========    =========    ==========

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     Supplemental Disclosures of Non-cash Investing and Financing Activities:

                                                   2000          1999           1998
                                                ----------    -----------    ----------
Notes payable for financing of insurance
  policies....................................  $  186,988    $   133,038    $  104,027
Accounts/notes payable for equipment..........   1,348,530      2,125,547       280,248
Bond financing proceeds received in escrow....          --     16,500,000            --
Class A Common Stock issued in payment of debt
  acquisition costs...........................     431,250             --            --
Receivable from exercise of stock options.....          --         26,375            --
Capital lease obligation for equipment........      25,192             --       110,000
Class A Common Stock issued in payment of
  account payable.............................          --             --        11,033
Series B Preferred Stock issued in payment of
  accounts payable -- related parties.........          --             --       400,000
Series B Preferred Stock issued in payment of
  notes payable...............................          --             --       100,000
Series A Preferred Stock issued in payment of
  notes payable...............................          --             --     1,050,000
Stock issued in payment of notes payable......     200,000             --            --
Non-cash payment for financing costs..........          --             --        19,685

  Buildings and Equipment

     Buildings and equipment contributed to the Company in exchange for Class B common stock are carried at the contributor's historical book value. Property additions and betterments include capitalized interest and acquisition, construction and administrative costs allocable to construction projects and property purchases.

     Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

     Provision for depreciation of buildings and equipment is provided on a straight-line basis for buildings, leasehold improvements, machinery, transportation equipment and office equipment over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation expense recognized by the Company for the years ended December 31, 2000, 1999 and 1998 was approximately $2.3 million, $1.8 million and $1.4 million, respectively. Estimated useful lives are: buildings -- 5 to 19 years, leasehold improvements -- 6 years, transportation equipment -- 3 to 5 years, office equipment -- 5 years and machinery and equipment -- 3 to 8 years. The Company had $3,859,677 of fully depreciated assets as of December 31, 2000.

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

     The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and has determined that no impairment loss was required as of December 31, 2000. Such assessment required the Company to make certain estimates of future production volumes, costs, sales volumes and prices, which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also decrease below previous historical cost levels.

     Although the Company believes it has a reasonable basis for its estimates of future production volumes and costs and future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance subsequent to the completion of its production plan will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's Springdale and Junction manufacturing facilities, which was approximately $12.8 million at December 31, 2000.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at December 31:

                                                 2000          1999
                                              ----------    ----------
Raw materials...............................  $  682,841    $  565,259
Work in process.............................     508,688       323,268
Finished goods..............................     466,137       386,244
                                              ----------    ----------
                                              $1,657,666    $1,274,771
                                              ==========    ==========

  Other Assets

     At December 31, 2000 and 1999, respectively, other assets consisted primarily of debt acquisition costs in the amount of $1,158,802 and $302,697, net, which are amortized over the term of the related debt, and the costs for the preparation of patent applications of $264,453 and $293,026, net, which are amortized using the straight-line method over 17 years.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  SFAS No. 125

     The Company accounts for transfers of receivables, with recourse, to a related party under the guidelines of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", (SFAS
125). This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as transfers of receivables with recourse, and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Based on the requirements of SFAS No. 125, the receivables transferred to the related party with recourse are accounted for as a secured borrowing because the Company is not considered to have surrendered control over the transferred assets. Accounts receivable and accounts payable-related parties at December 31, 2000 and 1999, include $1,639,351, and $1,183,015, respectively, to reflect these requirements (see Note 4).

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

  SFAS No. 128

     The Company calculates and discloses earnings per share (EPS) in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaces the presentation of Primary EPS with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share".

     In computing Diluted EPS, only potential common shares that are dilutive -- those that reduce earnings per share or increase loss per share -- are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company has incurred losses from continuing operations and net losses for the years ended December 31, 2000, 1999 and 1998. Therefore, Basic EPS and Diluted EPS are computed in the same manner. Although such financial instruments were not included due to being antidilutive, the Company does have potentially dilutive financial instruments in the form of warrants and options (see Notes 6 and 7). The number of shares of common stock subject to issuance under options and warrants at December 31, 2000 and not included due to antidilutive effects was approximately 22.4 million.

  Concentrations of Credit Risk

     The Company's revenues are derived principally from a number of regional and national door and window manufacturers, industrial-flooring companies and Weyerhaeuser, the Company's primary decking customer. The Company extends unsecured credit to its customers. This industry concentration has the potential to impact the Company's exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. The Company derived more than 10% of its revenue from the following customers:

                                                  2000    1999    1998
                                                  ----    ----    ----
Weyerhaeuser....................................   72%     50%     34%
Therma-Tru......................................   12%     21%     24%

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

  Reclassifications

     Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on the Company's net loss.

NOTE 4: RELATED PARTY TRANSACTIONS

     During 2000, the Company had an agreement with an affiliate whereby the Company agreed to transfer certain of its trade receivables as collateral, which the affiliate deemed acceptable, up to $2 million at any one time. In February 2000, the Company's major shareholder increased the Company's factoring line to $2.5 million. Upon acceptance of a transfer of a receivable, the affiliate remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, the Company remitted to the affiliate 1.75% of the receivable as a factoring charge and the additional 13.25% of the receivable was remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. The Company indemnified the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 2000, the Company transferred an aggregate of approximately $28,292,000 in receivables under this agreement, of which $1,817,544 remained to be collected as of December 31, 2000. During 1999 and 1998, the Company transferred an aggregate of approximately $20,500,000 and $12,863,000, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $470,794, $202,034 and $113,189 associated with the factoring agreement were included in selling and administrative costs at December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, accounts payable-related parties included advances on factored receivables of approximately $1,639,351 and $469,999 relating to other items owed to related parties.

NOTE 5: NOTES PAYABLE AND LONG-TERM DEBT

  Notes Payable -- Other

     Notes payable -- other, consisted of the following at December 31:

                                                                 2000          1999
                                                              ----------    ----------
12% notes payable, due on demand............................  $  350,000    $  400,000
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock
  or cash, principal was paid in full at December 31, 2000.
  The effective interest rate on the debt, including the
  effects on debt discounts from stock warrant issuances,
  was 33.0%.................................................          --        50,000
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock
  or cash, principal due in cash on May 15, 2001. The
  effective interest rate on the debt, including the effects on debt discounts from stock warrant issuances, was
  61.8%.....................................................     750,000       800,000
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock
  or cash, principal due in cash on May 15, 2001. The
  effective interest rate on the debt, including the effects on debt discounts from stock warrant issuances, was
  188.9%....................................................     410,000       410,000
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock
  or cash, principal due in cash on May 15, 2001. The
  effective interest rate on the debt, including the effects on debt discounts from stock warrant issuances, was
  57.8%.....................................................     359,963       359,963

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                                                 2000          1999
                                                              ----------    ----------
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock
  or cash, principal due in cash on May 15, 2001. The
  effective interest rate on the debt, including the effects on debt discounts from stock warrant issuances, was
  37.1%.....................................................     287,500       287,500
Other.......................................................      40,905        47,481
                                                              ----------    ----------
Total.......................................................  $2,198,368    $2,354,944
                                                              ==========    ==========

     The Company has five bridge financing agreements. The date of the first agreement was October 30, 1997. The Company issued notes payable totaling $1.3 million that were originally due and payable on July 27, 1998, but the maturity date was extended. During 1998, $1,050,000 of the notes was converted to preferred stock (see Note 6), and the balance of the note was paid off in installments, the last of which was April 2000. Interest on the notes was payable every three months at 12% in the Company's Class A common stock. In connection with the notes, the Company issued 2,600,000 consulting warrants and 156,000 placement warrants and paid loan origination costs of $169,000 to the placement agent. The warrants expire October 30, 2002, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. Per the agreement, if the notes were extended, an additional 650,000 consulting warrants and 78,000 placement warrants would be issued. In connection with the extension of the notes, 310,000 penalty warrants were issued to one of the note holders and an agreement was entered into for voluntary selling restrictions of the Company's stock by the Company's officers and certain shareholders, without prior approval from the issuer of the note.

     The second bridge financing was completed on February 5, 1998. The Company issued notes payable totaling $800,000 which were originally due and payable on November 2, 1998, but have since been extended without penalty warrants to May 15, 2001. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 1,600,000 consulting warrants and 96,000 placement warrants and paid loan origination costs of $104,000 to the placement agent. If the notes are extended beyond May 15, 2001, the Company may be required to issue 448,000 penalty warrants (400,000 consulting warrants and 48,000 placement warrants). The warrants expire February 5, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. In June 2000, $50,000 was paid on the notes bringing the note balance to $750,000 at December 31, 2000.

     A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000 which were originally due and payable on January 2, 1999, but have since been extended without penalty warrants to May 15, 2001. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants and paid loan origination costs of $53,300 to the placement agent. If the notes are extended beyond May 15, 2001, an additional 205,000 consulting warrants and 24,600 placement warrants may be issued. The warrants expire April 7, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

     A fourth bridge financing was completed on June 3, 1998. The Company issued notes payable totaling $359,963 which were originally due and payable on February 28, 1999, but have since been extended without penalty warrants to May 15, 2001. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 719,926 consulting warrants and 43,195 placement warrants and paid loan origination costs of $46,795 to the placement agent. If the notes are extended beyond May 15, 2001, an additional 179,981 consulting warrants and 21,597 placement warrants may be issued. The warrants expire June 3, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     A fifth bridge financing was completed on August 21, 1998. The Company issued notes payable totaling $287,500 which were originally due and payable on May 18, 1999, but have since been extended without penalty warrants to May 15, 2001. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 575,000 consulting warrants and 34,500 placement warrants and paid loan origination costs of $37,375 to the placement agent. If the notes are extended beyond May 15, 2001, an additional 143,750 consulting warrants and 17,250 placement warrants may be issued. The warrants expire August 21, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

     Delisting of the Company's stock results in an event of default under the bridge financing agreements. An event of default results in all of the then outstanding principal amounts and unpaid interest becoming due and payable immediately.

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

     Under a placement agency agreement entered into concurrently with the October 30, 1997 bridge financing agreement, for a two-year period the placement agent has the right, but not the obligation, to offer and place on behalf of the Company up to an additional $342,537 aggregate principal amount of notes to the Company. This two-year period has been extended in conjunction with the extension of the bridge financing. If the additional notes are issued, then the Company will issue 685,074 consulting warrants and 41,104 placement warrants in connection with the notes. If the notes are extended, an additional 171,268 consulting warrants and 20,552 placement warrants may be issued. Both the additional notes and related consulting and placement warrants will have terms and provisions similar to those of previous bridge financings.

  Notes Payable -- Related Parties

     Notes payable to related parties consisted of two notes payable to an investment company owned by a significant shareholder. During 2000, $150,000 of the outstanding principal balance on one of these notes was converted to Class A common stock at a conversion price of $1 per share, which approximated fair value. This transaction is considered a non-cash financing activity for statement of cash flows purposes. The outstanding principal balance at December 31, 2000 on each note was $100,000 and $150,000, respectively. The notes are due on demand and include interest at a fixed rate of 10%.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

  Long-term Debt

     Long-term debt, net of debt discount consisted of the following at December 31:

                                                                 2000         1999
                                                              ----------    --------
13.25% notes payable, due in monthly installments of $6,030, secured by certain manufacturing equipment, maturing
  January 1, 2003...........................................  $  126,530    $     --
9.75% note payable to Arkansas State Bank, due in monthly
  installments of $49,156, secured by real estate and
  improvements, fixed assets, assignment of life insurance
  policy, personal guarantee of certain stockholders and an
  80% USDA Department of Rural Development guarantee,
  maturing February 23, 2015(a).............................   4,500,000          --
Other.......................................................     102,315     129,669
                                                              ----------    --------
Total.......................................................   4,728,845     129,669
Less current maturities.....................................    (242,689)    (70,013)
                                                              ----------    --------
Long-term debt, net of current maturities...................  $4,486,156    $ 59,656
                                                              ==========    ========

---------------
(a) The note contains certain financial covenants including a minimum debt to net worth ratio, as defined, of no more than 3 to 1; a minimum current ratio of 1 to 1 by August 2000; and a minimum current ratio of 2 to 1 by February 2001 and thereafter. The Company was not in compliance as of December 31, 2000, and the bank granted a waiver of the financial covenants discussed above.

     The aggregate maturities of long-term debt, net of debt discount, as of December 31, 2000, are as follows:

                  YEAR                       AMOUNT
                  ----                     ----------
2001.....................................  $  242,690
2002.....................................     274,424
2003.....................................     215,683
2004.....................................     219,267
2005.....................................     233,372
Thereafter...............................   3,543,410
                                           ----------
                                           $4,728,846
                                           ==========

Bonds Payable

     In October 1999, the Company entered into an agreement with the City of Springdale, Arkansas for the issuance of Series 1999 Industrial Development Revenue Bonds (the Bonds). The Bonds are private activity bonds issued for a limited number of purposes, including solid waste disposal projects. The Company received the Bond allocation; however, given their current cash flow position, the Bonds are not marketable. As a result, the Bonds have been issued and retained in escrow until such time in which the Company meets certain criteria as defined in the Bond agreement. As of December 31, 2000, the Company has debt with the City of Springdale, Arkansas, secured by cash deposits sufficient to retire the debt.

     Proceeds of the Bonds were deposited as follows: $112,814 of the proceeds were deposited in the Issuance Expense Fund while the remaining $16,387,186 were deposited in the Project Fund and invested until the Reset Date (October 13, 2000). The Company did not break escrow by October 13, 2000. However, the investment company repurchased the Bonds on October 13, 2000, and a new reset date of October 13, 2001, was set subject to the aforementioned terms and conditions. The interest rate changed to 6.4%. Concurrent with the closing, the funds were transferred to an investment company and invested in selected low risk investment types as defined in the Indenture of Trust. Any interest or other gain realized as a result of any

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

investments of monies from the Project Fund shall be retained in or transferred to the Project Fund. Should the escrow funds be devalued by the Reset Date, the Company is liable for any deficiencies.

     The Bonds carry an initial interest rate of 5.25%, a maturity date of October 1, 2029 and an original issue date of October 14, 1999. The Bonds shall be dated as of October 14, 1999 with interest from the original interest date payable semiannually on April 1 and October 1 of each year, commencing April 1, 2002. The Bonds will bear interest at 5.25% from the date of issuance until the Reset Date. Interest from the Reset Date to the maturity date will be calculated at a variable rate equal to the lesser of (i) 9.75% per annum and (ii) a variable rate of interest certified by a remarketing agent appointed by the Company. If a remarketing agent fails to properly certify a new variable rate, the rate shall be the same as the rate preceding the Reset Date until the variable rate is so certified.

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

     All advancements under this agreement are secured by the Company's interest in the land purchased in Springdale, Arkansas in March 2000, the improvements, the plans and specifications, and any fixtures or appurtenances now or hereafter erected thereon. In addition, the Company granted the Issuer a present security interest in the pledged accounts, the funds, any trust accounts referred to in the agreement, all tangible personal property, furniture, and machinery and equipment located on the site.

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

there shall be deposited in the Bond Principal Fund and Bond Interest Fund a sum which is sufficient to redeem the following principal amounts and accrued interest to the redemption date:

                  YEAR                      AMOUNT
                  ----                    -----------
2001....................................  $         0
2002....................................      200,000
2003....................................      170,000
2004....................................      185,000
2005....................................      200,000
Thereafter..............................   15,745,000
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

NOTE 6: STOCKHOLDERS' EQUITY

  Preferred Stock

     During 1998, the Company issued a series of voting and non-voting, convertible preferred stock, which raised an additional $2.9 million in equity (including $1,050,000 from the conversion of certain notes payable, see Note 5). The Company has reserved 6,196,656 shares of Class A common stock for conversion under the preferred stock agreement. The Company issued 1,500 Series A preferred shares, 900 Series B preferred shares and 500 Series C preferred shares at a price of $1,000 per share. Such stock was purchased by the major stockholder, a 5% holder and accredited institutional investors. The preferred stock bears an interest premium of 10% per year and is payable in cash or common stock. During 2000, the Company converted $337,260 of accrued premiums to common stock at a conversion price of $1.20 per share. This transaction is considered a non-cash financing activity for statement of cash flow purposes.

     On the 7th anniversary date of the issuance of preferred stock, the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. If the preferred stock is converted prior to the 7th anniversary of its date of issuance, the conversion price is the lower of $1.20 or the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. The Company, at its option and two years from the issuance date, can redeem the stock prior to conversion at a premium of 150 percent. The stock was issued with a series of X and Y warrants, which can be exercised at $1.20 and $2.50 per share, respectively, as described in the warrants section below.

     The preferred stock agreements have been amended to extend the date by which the Company is required to have an effective registration statement that registers the common stock underlying the convertible preferred stock and warrants to July 15, 2001. The Company may be required to pay certain penalties to the holders of the preferred stock and warrants if the registration statement is not declared effective by the SEC by July 15, 2001. The penalties increase over time until the registration statement is declared effective. The preferred stock agreements contain potential redemption events which would cause the Company to have to redeem the preferred stock, all of which are within the control of the Company. The agreements state that if a redemption event occurs, the Company must pay each holder of preferred stock an amount equal to ten percent of the aggregate stated value of the shares of preferred stock then outstanding.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

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

  Warrants

     The Company has reserved 17,818,601 shares of the Company's Class A common stock for issuance under the following warrant agreements.

  Class B Warrants

     Each Class B Warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $1.075. In addition, one Bonus Warrant (described below) was granted to the holder for each warrant exercised. During 1998, the Company received net proceeds of $934,032 from the exercise of 779,670 Class B Warrants. An additional 257,994 warrants were exercised in 1999, resulting in proceeds to the Company of $277,343. The remaining warrants were not exercised, and expired on February 12, 1999.

  Class C Warrants

     Each Class C Warrant is exercisable into one share of Class A common stock at an exercise price of $1.075 per share. During 1998, the Company received net proceeds of $330,000 from the exercise of 275,000 Class C Warrants. One Bonus Warrant (described below) was granted to the holder for each warrant exercised. On February 12, 1999, 50,000 Class C Warrants expired. The remaining 325,000 Class C Warrants expire in June 2003.

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

  Class H Warrants

     In 1995, in connection with the note payable to Marjorie S. Brooks and the accounts payable-related parties (see Notes 4 and 5), the Company's Board of Directors authorized the issuance of up to 2,000,000 Class H Warrants on a one-for-one basis for each dollar advanced under the agreement and having an exercise price equal to the per share market value of the Company's Class A common stock on the date of such advances. The warrants are exercisable at prices from $0.39 to $.48 per share of Class A common stock for each Class H Warrant exercised. In 2000, 228,208 shares of Class H Warrants were exercised at prices ranging from $0.39 to $0.48 per share, resulting in proceeds of $100,000. The remaining 1,771,792 Class H Warrants expire in February 2005, and are exercisable at prices from $0.46 to $0.48 per share of Class A common stock for each Class H Warrant exercised.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

  Class I Warrants

     In June 1996, the Company completed an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 1,666,893 shares of Class A common stock. Net offering proceeds consisted of $1,146,000 in cash. As part of the offering, the Company issued 242,878 Class I Warrants to the Stock Placement Distributor. The Class I Warrants were to expire three years from the date of issue and were exercisable at prices ranging from $0.9375 to $1.125 per share of Class A common stock for each Class I Warrant exercised. In May 1997, an additional 150,466 Class I warrants were issued in connection with the December 1996 Regulation S Offering, as described below, at exercise prices ranging from $0.31 to $0.56 per share of Class A common stock for each Class I Warrant exercised.

     In 1999, 29,367 Class I Warrants were exercised at a price of $0.9375 per share, resulting in proceeds of $27,532, and 42,866 Class I Warrants expired. Also in 1999, 321,111 Class I Warrants were extended two years from the effective date of the S-3 registration statement which will register the shares underlying these warrants.

     In December 1996, the Company received $185,000 in cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 228,571 and 134,454 shares of Class A common stock in 1996 and 1997, respectively. Also, in 1997, $228,999 was received and 977,367 shares of Class A common stock were issued.

  Class J and K Warrants

     In December 1996, in connection with a note payable of $100,000, the Company authorized and issued two sets of Warrants, Class J for 200,000 and Class K for 150,000. Each Class J and Class K Warrant is exercisable on a one-for-one basis into common stock. Each Class J Warrant is exercisable at $0.50 per share and each Class K Warrant is exercisable at $0.75 per share. Both Class J and Class K Warrants expire five years from the date of issuance. In 2000, 100,000 shares of Class J Warrants were exercised at a price of $0.50 per share, through the conversion of a note payable to the warrant holder of $50,000. This transaction is considered a non-cash financing transaction for statement of cash flow purposes. The remaining 100,000 Class J Warrants and 150,000 Class K Warrants expire December 2001.

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

are exercisable for a period of five years from the second anniversary of the date of issuance at a price per share equal to $2.50. No placement agent was used for the Series B and C shares.

  Bonus Warrants

     In connection with the exercise of the Class B and C Warrants during 1998 and 1999, the Company granted a new warrant on a one-for-one basis for each Class B and C Warrant exercised. The Bonus Warrants, 1,054,670 and 257,994 issued in 1998 and 1999, respectively, were originally to expire February 12, 2001, but were extended to two years from the effective date of the S-3 registration statement which will register the shares underlying these warrants and are exercisable at a price of $3.00 per share of Class A common stock for each Bonus Warrant exercised.

  Consulting and Placement Warrants

     In October 1997, the Company obtained bridge financing of $1.3 million (see
Note 5). In connection with the financing obtained, 2,756,000 stock warrants were issued. The stock warrants expire on October 30, 2002, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the initial life of the loan as interest expense. In 1998 and 1999, 120,000 and 628,500, Consulting and Placement Warrants were exercised at a price of $0.375 per share, resulting in proceeds of $45,000 and $235,688, respectively. In 2000, 39,000 placement warrants were exercised at a price of $0.375 resulting in proceeds of $14,625.

     In February 1998, the Company obtained bridge financing of $800,000 (see
Note 5). In connection with the financing obtained, 1,696,000 stock warrants were issued. The stock warrants expire on February 5, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In 2000, 69,334 consulting warrants were exercised at a price of $0.375 resulting in proceeds of $26,000. In 2000, 21,240 placement warrants were exercised at a price of $0.375 per share resulting in proceeds of $7,965.

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

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

     At December 31, 2000, the Company had outstanding warrants as follows:

                                                   WARRANTS FOR       WEIGHTED
                                                     CLASS A          AVERAGE
                                                   COMMON STOCK    EXERCISE PRICE
                                                   ------------    --------------
Class C Warrants.................................      325,000         $1.075
Class F Warrants.................................      987,040          0.61
Class G Warrants.................................    2,987,040          0.92
Class H Warrants.................................    1,771,792          0.47
Class I Warrants.................................      321,111          0.75
Class J Warrants.................................      100,000          0.50
Class K Warrants.................................      150,000          0.75
Series X Warrants................................    1,999,162          1.20
Series Y Warrants................................      867,500          2.50
Series X Warrants -- Placement Agent.............      417,495          1.20
Series Y Warrants -- Placement Agent.............      154,050          2.50
Bonus Warrants...................................    1,312,664          3.00
Consulting Warrants..............................    5,585,592          0.375
Placement Warrants...............................      230,155          0.375
Extension Warrants...............................      310,000          0.375
Series Z Placement Warrants......................      300,000          1.00
                                                    ----------         ------
                                                    17,818,601         $0.98
                                                    ==========         ======

     In order to remain listed on the NASDAQ SmallCap Market, all publicly held companies must meet certain criteria (maintenance standards) established by the NASDAQ. Increased listing and maintenance standards include a minimum bid of $1.00 common stock price and a $2 million net asset value. On March 12, 1999, the Company attended a hearing in the matter of the continued listing of the Company's stock on the NASDAQ SmallCap Market. The hearing was in regards to the Company being notified on October 13, 1998, that it did not meet the $1.00 minimum bid price for continued listing. The Company was given ninety days, until January 13, 1999, to regain compliance. The Company did not achieve compliance during the grace period and requested the hearing. Subsequent to the hearing, the Company was given an additional waiver to regain compliance and meet minimum listing standards. The NASDAQ Listing Qualifications Panel notified the Company in June 1999 that it had regained full compliance regarding listing qualifications, and that the Company's Class A common stock (AERTA) would continue to be listed on the NASDAQ SmallCap Market. As of December 31, 2000, the Company's closing stock price was $0.75, and its net asset value was $2,709,383. There is no guarantee that in the future the stock price will increase above the $1.00 minimum bid price or that the net assets will not fall below the $2 million amount required by NASDAQ.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTE 7: STOCK OPTION PLANS

     The Company's Stock Option Plans (the 1997 Plan, 1994 Plan, Director Plan, Chairman Plan and the 1989 Plan, collectively "the Plans") authorize the issuance of a total of 7,600,000 shares of the Company's Class A common stock to its directors, employees and outside consultants. The option price of the stock options awarded must be at least equal to the market value of the Class A common stock on the date of grant. Stock options may not be granted to an individual to the extent that in any calendar year in which options first become exercisable, the shares subject to options first exercisable in such year have a fair market value on the date of grant in excess of $100,000. No option may be outstanding for more than ten years after its grant. The purpose of the Plans is to enable the Company to encourage key employees, directors and outside consultants to contribute to the success of the Company by granting such persons incentive stock options (ISOs) and/or non-incentive stock options (nonqualified stock options). The ISOs are available for employees only. In order to provide for disinterested administration of the Plans for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, the Director Plan also provides that outside directors will automatically receive annual awards of nonqualified stock options.

     The Company's stockholders approved the Non-Employee Director Stock Option Plan (the Director Plan), in June 1994. The Director Plan provides for the issuance of options to purchase up to an aggregate of 500,000 shares of the Company's Class A common stock to eligible outside directors of the Company. Each eligible outside director will be granted options to purchase 25,000 shares of common stock annually commencing in 1995 and each year thereafter.

     In June 1994, stockholders of the Company approved the adoption of the Amended and Restated Stock Option Plan (the 1994 Plan), which superseded and replaced the Company's 1990 Stock Option Plan. The new Plan provides for the granting of options to purchase up to 1,000,000 shares of the Company's Class A common stock by recipients of incentive stock options or nonqualified stock options as granted by the Company's Board of Directors.

     Also, in June 1994, stockholders of the Company approved the Chairman Stock Option Plan. The Plan provided for a grant of 500,000 shares of the Company's Class A common stock.

     In July 1997, stockholders of the Company approved the adoption of the Advanced Environmental Recycling Technologies, Inc. 1997 Securities Plan (the 1997 Plan). The 1997 Plan provides for certain awards to be given to senior and executive management of the Company to encourage and reward superior performance. The awards can be in the form of stock options, restricted stock and other performance awards to be given. The aggregate number of shares which may be offered pursuant to incentive stock options under the 1997 Plan originally was not to exceed 3,000,000, but this amount was increased by approval of the stockholders to 5,000,000 in July 1999. The aggregate number of shares which may be offered for purchase pursuant to non-qualified stock options shall not exceed 500,000 shares. The stock options may not be granted with an exercise price less than the fair market value of a share on the date the option is granted, unless granted to a 10% shareholder, then the exercise price must be at least 110% of the fair market value per share on the date such option is granted. The Incentive Stock Options may not be exercised after ten years from the date the option is granted unless the option is given to a 10% shareholder, and then the expiration date is five years from the date the option is granted. The options must be exercised within three months after termination of employment.

     During June 1989, stockholders of the Company approved the adoption of the Advanced Environmental Recycling Technologies, Inc. 1989 Stock Option Plan (the 1989 Plan). The 1989 Plan was designed to increase the interest of the directors and executives and other employees of the Company. The total number of shares of the Company's Class A common stock which may be issued under options granted pursuant to the Plan shall not exceed 600,000. The option price will be the fair market value of the shares on the date on which the respective shares are granted unless granted to a 10% stockholder, then the exercise price must be at

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

least 110% of the fair market value per share on the date such option is granted. Each option's expiration date can not exceed ten years from the date such option was granted, unless the option is granted to a 10% shareholder, and then the expiration date is five years from the date the option is granted. The 1989 Plan terminated June 4, 1999 and no additional options can be granted after such date.

     A summary of the activity in the Company's Stock Option Plans during the years ended December 31, 2000, 1999 and 1998, as follows:

                                              2000                   1999                   1998
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year......  5,484,500    $0.77     4,473,000    $0.67     4,103,000    $0.68
Granted.............................    200,000    $2.02     1,350,000    $1.29     1,055,000    $0.89
Exercised...........................   (465,000)   $ .55      (132,500)   $1.22      (493,333)   $0.42
Forfeited...........................   (654,370)   $ .80      (206,000)   $1.73      (191,667)   $1.48
                                      ---------    -----     ---------    -----     ---------    -----
Outstanding, end of year............  4,565,130    $ .84     5,484,500    $0.77     4,473,000    $0.67

     The following table summarizes information about stock options outstanding under the Company's Stock Option Plans as of December 31, 2000:

                              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                    ---------------------------------------   --------------------------
                                    WEIGHTED      WEIGHTED                     WEIGHTED
                      NUMBER         AVERAGE       AVERAGE        NUMBER        AVERAGE
     RANGE OF       OUTSTANDING     REMAINING     EXERCISE     EXERCISABLE     EXERCISE
  EXERCISE PRICES   AT 12/31/00   CONTRACT LIFE     PRICE      AT 12/31/00       PRICE
  ---------------   -----------   -------------   ---------   --------------   ---------
   $0.38 - $0.48     1,192,667     5.15 years       $0.44       1,067,667        $0.44
   $0.56 - $1.00     2,603,963     5.32 years       $0.75       1,770,629        $0.64
   $1.19 - $1.47       143,500     5.13 years       $1.29         143,500        $1.29
   $1.75 - $2.63       625,000     5.59 years       $1.91         150,000        $2.21
                    ----------    -----------       -----     -----------        -----
                     4,565,130     5.30 years       $0.84       3,131,796        $0.68

     The weighted-average fair value of options granted during 2000, 1999 and 1998 was $1.77, $0.94 and $0.53, respectively. SFAS No. 123, "Accounting for Stock-Based-Compensation", issued by the FASB in October 1995, encourages but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the "fair value" method of accounting set forth in the statement. The Company continues to account for its stock option plans and other stock-based compensation using the "intrinsic value" method of accounting set forth in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock option plans and other stock-based compensation been determined consistent with SFAS No. 123, the Company's net loss and net loss per share of common stock would have been increased to the following pro forma amounts:

                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Net loss applicable to common stock
  As Reported.......................................  $(2,206,521)   $(1,763,736)   $(3,653,070)
  Pro Forma.........................................   (2,549,574)    (2,445,990)    (3,915,670)
Net loss per share of common stock (Basic and
  Diluted)
  As Reported.......................................  $      (.08)   $      (.07)   $      (.16)
  Pro Forma.........................................         (.10)          (.10)          (.17)

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.8, 5.4 and 5.3 percent; expected lives of 9, 5 and 10 years; and expected volatilities of 94.6, 90.5 and 87.4 percent. Since no dividends are expected to be paid by the Company during the expected lives of the options, a dividend yield of zero was used for purposes of computing the fair value of the options.

NOTE 8: LEASES

     At December 31, 2000, the Company was obligated under a non-cancelable lease with a principal stockholder for land and a building where a production facility is located. This lease has an expiration date of April 30, 2001, and rental payments of $1,519 per month. Management intends on renewing the non-cancelable lease in Junction under similar terms. In 1997, the Company entered into a non-cancelable sublease for a production facility which expires August 31, 2002. Lease payments on the facility are $19,000 per month. The sublease contains an option to purchase the facility for $1.8 million, exercisable at any time during the sublease, and a renewal option to lease the property for an additional five years at an increased rate. At December 31, 2000, the Company was obligated under various operating leases covering certain equipment. Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $695,478, $609,586 and $432,356, respectively. Future minimum lease payments required under operating leases as of December 31, 2000, are as follows:

                  YEAR                       AMOUNT
                  ----                     ----------
2001.....................................  $  515,496
2002.....................................     428,065
2003.....................................     221,467
2004.....................................     199,627
Total minimum payments required..........  $1,364,655
                                           ==========

NOTE 9: INCOME TAXES

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

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $22.6 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2004 through 2020, if not utilized.

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
Deferred tax assets --
  Net operating loss carryforwards..........  $ 8,014,219    $ 7,509,146    $ 7,311,702
  Valuation allowance.......................   (7,449,992)    (6,961,445)    (7,155,941)
                                              -----------    -----------    -----------
          Total deferred tax assets.........      564,227        547,701        155,761
Deferred tax liability --
  Depreciation..............................      564,227        547,701        155,761
                                              -----------    -----------    -----------
          Net deferred tax..................  $        --    $        --    $        --
                                              ===========    ===========    ===========

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     As the Company has generated net operating losses since its inception and there is no assurance of future income, a valuation allowance of $7,449,992 has been established at December 31, 2000, to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such valuation allowance in the future.

NOTE 10: COMMITMENTS AND CONTINGENCIES

     In June 1992, Mobil Oil Corporation (Mobil) commenced an action against the Company in the United States District Court of the District of Delaware entitled "Mobil Oil Corporation v. Advanced Environmental Recycling Technologies, Inc." In the complaint, Mobil sought entry of a declaratory judgment and sought no monetary damages in that suit, but did seek reimbursement of its attorneys' fees. The Company denied Mobil's claims and asserted counterclaims against Mobil and three Mobil Executives, seeking monetary damages, punitive damages and injunctive relief. After a trial on the patent issues in February 1994, the court held that four AERT patents on its composite product technology were invalid and that Mobil had not infringed the patents. The Company filed a motion in March 1995, alleging prejudicial misconduct by Mobil prior to the trial and also filed an appeal with the U.S. Court of Appeals in July 1995. In June 1996, the U.S. Court of Appeals reversed a portion of the earlier ruling, which had held that two of the patents were invalid, but ruled that Mobil did not infringe such patents. The Company did not further appeal this ruling.

     In August 1994, Mobil filed a motion seeking an award of attorney's fees and costs of $2.7 million. In September 1999, the Delaware Court dismissed the Mobil Motion for Attorneys' Fees, for a second time. The Court also dismissed the Company's motion for new trial upon discovery misconduct and the Company's motion to supplement the record.

     On a second appeal, arising from an order entered by the district court on September 30, 1999, Mobil Oil sought an award of attorney's fees again from the Company in the approximate amount of $2.7 million. The Company also appealed, seeking a new trial and an opportunity to supplement the record in the trial court. On December 6, 2000, the Federal Circuit affirmed the district court decision, thereby denying both the award of the attorneys' fees to Mobil Oil and the relief requested by the Company.

     The Company's counterclaims against Mobil and individual defendants alleging violations of the Sherman Act, false and deceptive advertising, breach of confidential relationship and unfair competition had remained pending in the District of Delaware, having been bifurcated prior to the trial on the patent law claims.

     The Company is a counterclaim defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believes this action is without merit and will vigorously defend itself.

     Three H. Enterprises sued the Company for breach of contract on May 9, 2000, alleging that unpaid royalties in the amount of $10 per ton of product produced from the Junction, Texas, facility are purportedly owed to plaintiff. The alleged contract is from a settlement stipulation entered into between litigants in a prior Arkansas state court suit in 1987, prior to the formation of the Company.

     On December 13, 2000, Three H. Enterprises filed an Amended Complaint adding Juniper Industries, Inc., Southern Minerals, Inc., Joseph G. Brooks and Marjorie S. Brooks as co-defendants in the litigation. The Company has denied the allegations and discovery between Three H. Enterprises and the Company closed on March 31, 2001. No trial date has been set. The Company believes the allegations and claims are without

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

merit and will vigorously defend itself. The Company also believes this lawsuit is related to the prior Delaware action which was recently dismissed.

NOTE 11: NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133), as amended by Statement of Financial Accounting Standards No. 137 and No. 138, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

     The Company adopted SFAS 133 with no effects with the exception of warrants that are indexed to and potentially settled in the Company's common stock. These warrants will be accounted for under the provisions of Emerging Issues Task Force 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19). EITF 00-19 is effective for all new contracts and contract modifications entered into after September 20, 2000, of which the Company had none. For contracts that existed on September 20, 2000, and remain outstanding June 30, 2001, the EITF is effective as of June 30, 2001, based on the contract terms then in place. Had EITF 00-19 been early adopted by the Company as of December 31, 2000, the Company would have recognized an additional $4.6 million in net loss as a cumulative effect of a change in accounting principle. The ultimate impact to the Company will not be known until the adoption of EITF 00-19 on June 30, 2001. The impact will be based on the values and conditions which exist at that time.

NOTE 12: SEGMENT INFORMATION

     SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", (SFAS 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are defined as a component of an enterprise:

     - That engages in business activities from which it may earn revenues and expenses,

     - Whose operating results are regularly reviewed by the enterprise's chief operating decision maker,

     - For which discrete financial information is available.

     As of December 31, 2000, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Net Sales --
  Commercial and residential decking surface
     components.....................................  $19,725,608    $10,314,728    $ 4,260,169
  Exterior door, window and housing trim
     components.....................................    6,896,334      9,311,095      7,749,049
  Industrial flooring...............................      886,922        291,310        399,373
                                                      -----------    -----------    -----------
                                                      $27,508,864    $19,917,133    $12,408,591
                                                      ===========    ===========    ===========

                                                    YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------
                                   2000                        1999                      1998
                         -------------------------   ------------------------   -----------------------
                         SPRINGDALE     JUNCTION     SPRINGDALE    JUNCTION     SPRINGDALE    JUNCTION
                         -----------   -----------   ----------   -----------   ----------   ----------
Gross Margin --
  Net revenues.........  $15,225,413   $12,283,451   $9,193,900   $10,723,233   $2,877,937   $9,530,654
  Cost of goods sold...   12,680,692     9,970,047    8,632,047     8,533,978    3,184,830    8,503,618
                         -----------   -----------   ----------   -----------   ----------   ----------
  Gross margin.........  $ 2,544,721   $ 2,313,404   $  561,853   $ 2,189,255   $ (306,893)  $1,027,036
                         ===========   ===========   ==========   ===========   ==========   ==========

NOTE 13: 401(k) PLAN

     During December 2000, the Company initiated the A.E.R.T. 401(k) Plan (the
Plan) for the benefit of all eligible employees. The plan qualifies under
Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the Plan. The Plan provides that the Company may elect to make employer-matching contributions equal to a percentage of each participant's voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. Profit sharing contributions to the Plan can range from 0% to 15% of participants' annual compensation. During 2000, no matching or profit sharing contributions were made to the Plan.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
  3.1      Certificate of Incorporation, including Certificate of
           Amendment filed on June 12, 1989(a), and Certificate of
           Amendment filed on August 22, 1989.(b)
  3.2      Certificate of Designation of Class B common stock.(a)
  3.3      Bylaws of Registrant.(a)
  3.4      Form of Class A common stock Certificate.(c)
  4.2      Form of Class B common stock Certificate.(a)
  4.3      Form of Warrant Agreement with American Stock Transfer &
           Trust Company, including Class A and Class B common stock
           Purchase Warrants.(a)
  4.7      Form of Redeemable Class B Warrant Certificate.(c)
  4.8      Form of Class C Warrant Certificate.(h)
  4.9      Form of Class D Warrant Certificate.(h)
  4.10     Form of Class E Warrant Certificate.(h)
  4.11     Form of Class F Warrant Certificate.(i)
  4.12     Form of Class G Warrant Certificate.(i)
  4.13     Form of Class H Warrant Certificate.(j)
  4.14     Form of Class I Warrant Certificate.(k)
  4.15     Form of Class J Warrant Certificate.(l)
  4.16     Form of Class K Warrant Certificate.(m)
 10.1.1    Private Placement Agreement.(o)
 10.1.2    Consulting Agreement.(o)
 10.1.3    Note Purchase Agreement.(o)
 10.1.4    Form of Note.(o)
 10.1.5    Form of Private Placement Warrants.(o)
 10.1.6    Form of Consulting Warrants.(o)
 10.9      Form of Right of Refusal Agreement among Class B common
           stockholders.(a)
 10.10     1989 Stock Option plan.(a)
 10.11     Form of Escrow Agreement with American Stock Transfer &
           Trust Company.(c)
 10.15     Lease Agreement dated June 1, 1990 between the Registrant
           and J's Feed, Inc. for the Registrant's plastics reclamation facility.(e)
 10.16     Loan Agreement dated June 13, 1991 with Dow Credit
           Corporation.(f)
 10.17     Loan Agreement dated October 22, 1991 with Dow Credit
           Corporation.(f)
 10.18     Loan Agreement with City of Rogers, arranged through
           Arkansas Industrial Development Commission.(f)
 10.19     Lease Agreement dated June 15, 1992 between the Registrant and George's, Inc. for the Registrant's corporate office
           facility.(g)
 10.20     Factoring Agreement dated April 30, 1993 between the
           Registrant and Brooks Investment Company.(h)
 10.21     Private Placement Distribution Agreement dated September 23,
           1993 between the Registrant and Berkshire International
           Finance, Inc.(h)
 10.22     Lease Agreement dated June 16, 1994 between Registrant and
           Marjorie S. Brooks.(i)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
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

---------------
 * The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.

 ** Filed herewith.

(a) Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b) Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

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