Form 10-Q
period 2001-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2001-05-15
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2001
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

As of March 31, 2001 the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 25,755,321 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                       PAGE
ITEM 1   Financial Statements

                  Balance Sheets, March 31, 2001 (unaudited)
                    and December 31, 2000                                               2-3

                  Statements of Operations, (unaudited)
                    Three Months Ended March 31, 2001 and 2000                          4

                  Statements of Cash Flows, (unaudited)
                    Three Months Ended March 31, 2001 and 2000                          5

                  Notes to Financial Statements                                         6-12

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            12-20

ITEM 3   Quantitative and Qualitative Disclosure about Market Risk                      20

                                   PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                              20-21

ITEM 6   Exhibits and Reports on Form 8-K                                               21

                  Signatures                                                            22

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (UNAUDITED)

                                  ASSETS

                                                        March 31,    December 31,
                                                          2001           2000
                                                      ------------   ------------
Current assets:
    Cash                                              $    887,272   $    603,629
    Restricted bond escrow fund                         16,961,146     16,661,330
    Accounts receivable, net of allowance
      of $84,858                                         1,981,739      1,925,969
    Inventories                                          1,783,673      1,657,666
    Prepaid expenses                                        56,582        118,775
                                                      ------------   ------------
          Total current assets                          21,670,412     20,967,369
                                                      ------------   ------------

Land, buildings and equipment:
    Land                                                   889,528        889,528
    Buildings and leasehold improvements                 1,186,190      1,129,609
    Machinery and equipment                             19,107,649     18,741,162
    Transportation equipment                               295,059        175,385
    Office equipment                                       425,315        338,501
    Construction in progress                               789,866      1,143,301
                                                      ------------   ------------
                                                        22,693,607     22,417,486
Less accumulated depreciation and amortization          10,285,016      9,608,669
                                                      ------------   ------------
                                                        12,408,591     12,808,817
                                                      ------------   ------------
Other assets, at cost less accumulated
    amortization of $335,878 in 2001 and
    $328,734 in 2000                                     1,516,426      1,482,118
                                                      ------------   ------------
                                                      $ 35,595,429   $ 35,258,304
                                                      ============   ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (UNAUDITED)

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,     December 31,
                                                                    2001            2000
                                                                ------------    ------------
                                                                 (unaudited)     (unaudited)
Current liabilities:
    Accounts payable - trade                                    $  4,911,444    $  5,175,326
    Accounts payable - related parties                             2,109,170       2,109,350
    Current maturities of long-term debt                             268,136         242,689
    Accrued liabilities                                            1,879,708       1,296,628
    Notes payable - related parties                                  250,000         250,000
    Notes payable - other                                          2,170,629       2,198,368
    Bonds payable                                                 16,500,000      16,500,000
                                                                ------------    ------------
         Total current liabilities                                28,089,087      27,772,361
                                                                ------------    ------------
    Long-term debt, less current maturities                        4,465,207       4,486,156
                                                                ------------    ------------
    Accrued premium on convertible preferred stock                   362,904         290,404
                                                                ------------    ------------

    Commitments and contingencies

    Stockholders' equity per accompanying statements:
       Preferred stock, $1 par value; 5,000,000 shares
         authorized; 2,900 shares issued and outstanding               2,900           2,900
       Class A common stock, $.01 par value; 75,000,000
         shares authorized; 25,755,321 shares issued and
         outstanding                                                 257,553         257,553
       Class B convertible common stock, $.01
         par value; 7,500,000 shares authorized,
         1,465,530 shares issued and outstanding                      14,655          14,655
      Additional paid-in capital                                  29,851,360      29,851,360
      Accumulated deficit                                        (27,448,237)    (27,417,085)
                                                                ------------    ------------
             Total stockholders' equity                            2,678,231       2,709,383
                                                                ------------    ------------
                                                                $ 35,595,429    $ 35,258,304
                                                                ============    ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             Three months ended March 31

                                                                 2001            2000
                                                             ------------    ------------
Net sales                                                    $  7,814,036    $  6,269,244
Cost of goods sold                                              5,813,680       5,236,638
                                                             ------------    ------------
Gross margin                                                    2,000,356       1,032,606

Selling and administrative costs                                1,741,773       1,173,207
                                                             ------------    ------------
Operating income (loss)                                           258,583        (140,601)
                                                             ------------    ------------

Other income (expense)
  Interest income                                                 279,661         246,905
  Interest expense                                               (496,896)       (348,241)
                                                             ------------    ------------
                                                                 (217,235)       (101,336)
                                                             ------------    ------------
Income (loss) before accrued premium on
  preferred stock                                                  41,348        (241,937)

Accrued premium on preferred stock                                (72,500)        (72,274)
                                                             ------------    ------------

Net loss applicable to common stock                          $    (31,152)   $   (314,211)
                                                             ============    ============

Loss per share of common stock (Basic and Diluted)           $       (.00)   $       (.01)
                                                             ============    ============

Weighted average number of common shares outstanding
  (Basic and Diluted)                                          27,220,851      25,776,400
                                                             ============    ============




The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Three months ended March 31,
                                                                  2001              2000
                                                             --------------    --------------
Cash flows from operating activities:
    Net loss applicable to common stock                      $      (31,152)   $     (314,211)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
    Depreciation and amortization                                   692,039           497,556
    Premium accrued on preferred stock                               72,500            72,274
    Expenses paid through issuance of stock options
                                                                         --             9,896
    (Increase) decrease in other assets
                                                                    (30,001)           72,369
    Changes in current assets and current liabilities              (133,360)       (2,192,540)
                                                             --------------    --------------
Net cash provided by (used in) operating activities                 570,026        (1,854,656)
                                                             --------------    --------------

Cash flow from investing activities:
    Additions to land, buildings and equipment                      (77,461)       (1,591,123)
                                                             --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of notes                                      --         4,500,000
    Payments on notes                                               (81,356)         (222,863)
    Decrease in outstanding advances on factored
      receivables                                                  (107,566)         (289,017)
    Debt acquisition costs                                          (20,000)         (346,336)
    Proceeds from exercise of stock options and
      warrants, net                                                      --            87,114
                                                             --------------    --------------
Net cash provided by (used in) financing activities               (208,922)        3,728,898
                                                             --------------    --------------

Increase in cash                                                    283,643           283,119
Cash, beginning of period                                           603,629           187,173
                                                             --------------    --------------
Cash, end of period                                          $      887,272    $      470,292
                                                             ==============    ==============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1: UNAUDITED INFORMATION

The financial statements included herein have been prepared by Advanced Environmental Recycling Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements, which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified certain prior period amounts to conform to the current period presentation.

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

NOTE 3: FUTURE OPERATIONS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2001, the Company had a working capital deficit of $6.4 million. The Company has incurred net losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders and several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due. The Company's stock has been below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Stock Market for over 30 days. As a result, the Company received a letter from Nasdaq dated April 17, 2001, indicating that the Company has 90 days, until July 16, 2001, to regain compliance with the rule. AERT is required to achieve a $1.00 minimum bid price for 10 consecutive trading days during the 90 day period in order to be in compliance. If the Company can not meet the 10-day minimum bid price by July 16, it can request a hearing with Nasdaq and present a plan to its review panel, for regaining compliance. There can be no assurance that Nasdaq would accommodate any such plan by the Company. Additionally, the Company's net equity position is at risk of not meeting the $2 million minimum Nasdaq requirement for continued listing of the Company's stock. If the Company's stock were to be delisted, certain debt could become immediately due and payable.

The Company also has claims and litigation outstanding against it as described in Notes 6 and 7, the outcome of which is uncertain. If the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors, maintaining listing of its common stock, and its ability to successfully mass produce and market its products at economically feasible levels.

The Company is currently implementing a production and cost reduction plan, which management believes will provide better operating efficiencies and correct the production problems encountered in the past. The plan includes increasing production capacity, further automating the production process and reducing some key identified production expenses. If the Company is successful in breaking escrow of the $16.5 million bond proceeds, as discussed below, the Company anticipates reducing its working capital deficit by paying down the bridge notes and being reimbursed from bond proceeds for significant capital expenditures incurred to complete construction at the Springdale facility.

The Company closed a $16.5 million tax-exempt industrial bond financing into escrow in October 1999, intending to refinance and shift its construction related accounts payable into long-term financing. In order for the Company to receive the bond financing, the Company must meet certain financial and operating criteria unless waived by the holder of 100% of the Bonds. These criteria include delivering to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursement shall not be less than 2 to 1. As of March 31, 2001, the Company had not met the aforementioned criteria and there is no assurance the Company will be successful in meeting the standards required to receive the bond financing proceeds or in obtaining necessary financing from other sources.

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

NOTE 4: STATEMENTS OF CASH FLOWS

In order to determine net cash provided by (used in) operating activities, net loss has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, for the three months ended March 31, are as follows:

                                                                   2001                      2000
                                                               (unaudited)               (unaudited)
                                                             --------------            --------------
Receivables                                                  $      (55,770)           $     (197,233)
Inventories                                                        (126,007)                  186,179
Prepaid expenses and other                                         (237,623)                   60,356
Accounts payable -
  Trade and related parties                                        (297,040)               (2,511,147)
Accrued liabilities                                                 583,080                   269,305
                                                             --------------            --------------
                                                             $     (133,360)           $   (2,192,540)
                                                             ==============            ==============

Cash paid for interest                                              171,465            $       42,224
                                                             ==============            ==============


Supplemental Disclosure of Non-Cash Investing and Financing Activities for the three months ended March 31:


                                                                  2001                       2000
                                                               (unaudited)               (unaudited)
                                                             --------------            --------------
Accounts / notes payable for equipment                       $      198,659              $  1,028,001
                                                             ==============              ============


NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

  REVENUE RECOGNITION POLICY

Revenue is recognized at the time of shipment.

  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                      March 31, 2001   December 31,
                                       (unaudited)         2000
                                      --------------   ------------
Raw materials                         $      579,560   $    682,841
Work in process                              615,510        508,688
Finished goods                               588,603        466,137
                                      --------------   ------------
                                      $    1,783,673   $  1,657,666
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

NOTE 6: COMMITMENTS AND CONTINGENCIES

In June 1992, Mobil Oil Corporation (Mobil) commenced an action against the Company in the United States District Court of the District of Delaware entitled "Mobil Oil Corporation v. Advanced Environmental Recycling Technologies, Inc." In the complaint, Mobil sought entry of a declaratory judgment and sought no monetary damages in that suit, but did seek reimbursement of its attorneys' fees. The Company denied Mobil's claims and asserted counterclaims against Mobil and three Mobil Executives, seeking monetary damages, punitive damages and injunctive relief. After a trial on the patent issues in February 1994, the court held that four AERT patents on its composite product technology were invalid and that Mobil had not infringed the patents. The Company filed a motion in March 1995, alleging prejudicial misconduct by Mobil prior to the trial and also filed an appeal with the U. S. Court of Appeals in July 1995. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling, which had held that two of the patents were invalid, but ruled that Mobil did not infringe such patents. The Company did not further appeal this ruling.

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

NOTE 7:  OTHER LITIGATION

AERT was sued in May 2000 for royalties allegedly due under a 1987 Stipulation between certain founders of AERT and a licensor of supposedly confidential information relating to the manufacture of wood and plastic composite products in AERT's Junction, Texas, facility. Under the 1987 Stipulation, the founders and their affiliates agreed to pay a royalty of $10 per ton on products, if any, produced in or within 500 miles of Junction, Texas, if such products were produced using confidential information of the licensor. AERT contends that the allegations made by successors in interest to the licensor are barred by the passage of time since the 1987 Stipulation, that AERT is not bound by the 1987 Stipulation, and that AERT has not used any confidential information of the licensor. Findings by the federal court that AERT is bound by the 1987 Stipulation and has used confidential information of the licensor could subject AERT to a financial liability of $10 per ton for products produced in the Junction facility from May 1986 forward, together with allowable pre- and post-judgment interest. While such a judgment would adversely affect the profitability of AERT, it would not prevent AERT from manufacturing its full range of products in the future.

NOTE 8:  WARRANTS

The Company adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) with no effects with the exception of warrants that are indexed to and potentially settled in the Company's common stock. These warrants will be accounted for under the provisions of Emerging Issues Task Force 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19). EITF 00-19 is effective for all new contracts and contract modifications entered into after September 20, 2000, of which the Company had none. For contracts that existed on September 20, 2000, and remain outstanding June 30, 2001, the EITF is effective as of June 30, 2001, based on the contract terms then in place. Had EITF 00-19 been early adopted by the Company as of December 31, 2001, the Company would have recognized an additional $4.6 million in net loss as a cumulative effect of a change in accounting principle. There has been no material change in the terms or the estimated value of these warrants since year-end.

NOTE 9: SEGMENT INFORMATION

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

As of March 31, 2001, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location for the three months ended March 31, are as follows:

                                                                        2001           2000
                                                                   ------------    ------------
Net Sales -
 Commercial and residential decking surface components             $  6,384,670    $  4,390,846
 Exterior door, window and housing trim components                    1,209,228       1,754,792
 Industrial flooring                                                    220,138         123,606
                                                                   ------------    ------------
                                                                   $  7,814,036    $  6,269,244
                                                                   ============    ============



                                         2001                                         2000
                           ----------------------------------           ---------------------------------
Gross Margin -               SPRINGDALE           JUNCTION                SPRINGDALE          JUNCTION
Net revenues               $    4,340,481     $     3,473,555           $   3,122,669       $   3,146,575
Cost of goods sold              3,050,051           2,763,629               2,889,930           2,346,708
                           --------------     ---------------           -------------       -------------
Gross margin               $    1,290,430     $       709,926           $     232,739       $     799,867
                           ==============     ===============           =============       =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC. develops, manufactures and markets composite building materials that can be used as an alternative to traditional wood products for exterior applications in building and remodeling homes. We use waste wood fiber and reclaimed polyethylene plastics as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic, have been extensively tested and are used by several leading national companies, such as the Weyerhaeuser Company and Therma-Tru. Our products are marketed under the tradenames LifeCycle(R), MoistureShield(R), DreamWorks(TM), ChoiceDek(R) Classic and ChoiceDek(R) Plus. Our decking distribution is with Weyerhaeuser Building Materials Distribution (BMD). We have recently introduced an exterior trim system under the tradename MoistureShield(R) CornerLoc(TM).

Our sales are primarily in the following markets:

      o  exterior door, window and housing trim components,

      o commercial and residential decking surface components and accessories such as handrails, and

      o  heavy industrial flooring.

We currently operate two manufacturing and recycling facilities. Our Junction, Texas facility currently manufactures primarily decking components, ChoiceDek(R) Classic, on three extruder lines. Our door, window and housing trim components are manufactured at our Springdale, Arkansas facility, along with our LifeCycle(R) and ChoiceDek(R) Plus lines of decking products, and all of our heavy industrial flooring. We now have three extruder lines and a plastic recycling facility in operation at our Springdale location. We have focused on improving our manufacturing efficiencies and reducing our manufacturing costs at the Junction and Springdale manufacturing facilities. Once demand exceeds the current capacity, two of the existing extrusion lines at the Springdale manufacturing facility can be further upsized and/or a fourth composite extrusion line may be added. This extrusion line can be installed in approximately three months. A second plastic recycling facility and a third composite extrusion facility are planned for Springdale once we become consistently profitable and the bond financing funds become available.

Because of their plastic content, our composites exhibit the following attributes:

      o They are engineered for superior moisture-resistance and will not swell or expand like wood.

      o They do not require preservative or chemical treatments utilizing toxic chemicals such as chromated copper arsenic (CCA), like traditional wood.

      o They do not require yearly water sealing or staining, like traditional wood, when used as a deck surface.

      o They can be designed and extruded through dies to a desired shape in accordance with customer specifications, minimizing waste.

      o They are less subject to rotting, cracking, warping, splintering, insect infestation and water absorption than conventional wood materials.

      o When combined with our unique tie coat primer, the life of exterior paint can be greatly enhanced thus creating a low-maintenance non-wood trim and fascia system designed to enhance and complement fiber cement siding.

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

  RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

Net sales increased to $7,814,036 for the quarter ended March 31, 2001, which represented an increase of $1,544,792 or 25% over the quarter ended March 31, 2000. The first quarter 2001 composite sales consisted of MoistureShield(R) net sales of $1,429,366 and decking (ChoiceDek(R) Class and ChoiceDek(R) Plus) net sales of $6,384,670. These figures compare with first quarter 2000 MoistureShield(R) sales of $1,878,398 and ChoiceDek(R) sales of $4,390,846. The decrease in MoistureShield(R) sales was due to a slow down of sales of door and window components, a decline in purchases by a major door component customer and marketing delays associated with starting-up and introducing the new MoistureShield(R) CornerLoc(TM) trim system.

The Texas plant increased net sales to $3,473,555 in the first quarter of 2001 from $3,146,575 in the first quarter of 2000, a 10% increase. The Texas plant now produces primarily the ChoiceDek(R) Classic product line. The ChoiceDek(R) Plus decking product line is produced in the Springdale plant. This move streamlined and focused the products produced at the Texas plant and helped make it more efficient. We believe that the Texas plant will shortly be in position to produce at an increased annualized capacity of $17 million. The Springdale plant reported composite sales of $4,340,481 in the first quarter of 2001 compared to $3,122,669 in the first quarter of 2000, a 39% increase. With the additional capacity from its third extrusion line, the Springdale plant will have an annualized capacity in 2001 of $25 million. This capacity at Springdale is expected to increase to $33 million as improved efficiencies are realized. The Springdale plant produces the Company's MoistureShield(R) lines for its door, window and industrial OEM customers, as well as ChoiceDek(R) Plus and MoistureShield(R) CornerLoc(TM).

Cost of goods sold increased $577,042, from $5,236,638 in the first quarter of 2000 to $5,813,680 in 2001. This increase in cost of goods sold was primarily attributed to increased raw material costs, payroll and payroll expenses, and utility and operating costs associated with operating the Company's composites manufacturing units.

Significant cost categories were as follows for the quarter ended March 31:

                                    2001         2000
                                 ----------   ----------
Payroll and payroll taxes        $1,841,483   $1,841,354
Depreciation                        654,544      482,516
Raw Materials                     1,983,850    1,733,452
Other                             1,333,803    1,179,316
                                 ----------   ----------
Total cost of goods sold         $5,813,680   $5,236,638
                                 ==========   ==========

Payroll and payroll taxes remained level from last year due to improved efficiencies. Depreciation increased with the addition of the material transfer system and the third line in Springdale. However, as a percent of sales, raw materials decreased 2.3%. Much of the decrease can be attributed to our being able to produce more of our plastic material and the improved efficiencies in our plastic department as well as improved efficiencies in our extrusion and milling departments.

The Company increased its plastics recycling and processing capacity. These additions are allowing the Company's plastic recycling machinery to utilize and blend lower cost recycled plastics.

Other manufacturing costs increased $154,487 to $1,333,803 in 2001, up from $1,179,316 in 2000. The increase in costs were associated with the increase in sales along with an increase in utility cost. More significantly, as a percentage of net sales, manufacturing overhead decreased to 32% in 2001 from 36% in 2000. The manufacturing overhead did not grow as fast as the sales were increasing. This reflects our improvements in managing the expenses and gaining efficiencies as our sales grow. The Company will finalize the fuel burner projects at the Springdale and Junction facilities during the second quarter of 2001. The fuel burners will utilize waste saw dust or paper for dry fuel, thereby reducing the fuel and waste costs. Additional decreases in manufacturing overhead as a percent of sales are expected as we concentrate on reducing other overhead costs and efficiencies continue to improve.

Selling, general and administrative expenses increased $589,566 in the first quarter of 2001 to $1,741,773, compared to $1,173,207 for 2000. The increase was due to an increase in salaries, advertising and promotion, professional fees and commissions. Legal fees continue to be one of the major contributors to the SG&A growth over last year. These expenses are normally associated with growing sales. As a percentage of net sales, SG&A increased to 22% from 19% in 2001. The increase was due to the addition of sales staff to increase the brand awareness of ChoiceDek(R). The Company continued a national advertising program for decking, which included print, trade shows and limited cable television advertising. This marketing strategy was initiated with the goal of significantly increasing sales of its ChoiceDek(R) decking products into national distribution in conjunction with Weyerhaeuser, its North American decking distributor.

The net loss for the quarter ended March 31, 2001 was $31,152 or a net loss per weighted average common share outstanding of $.00. This compares to a net loss of $314,211 for the first quarter of 2000. Of the increase in the first quarter 2001 expenses which contributed to the loss, approximately $431,000 was directly attributable to corporate support when compared on a percentage basis to the first quarter of 2000.

There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not continue to increase, that sales price increases will be possible or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

RECENT DEVELOPMENTS

  401(K) PLAN

During December 2000, the Company initiated the A.E.R.T. 401(k) Plan (the Plan) for the benefit of all eligible employees. The Plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the Plan. The Plan provides that the Company may elect to make employer-matching contributions equal to a percentage of each participant's voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. Profit sharing contributions to the Plan can range from 0% to 15% of participants' annual compensation. During the quarter ended March 31, 2001, no matching or profit sharing contributions were made to the Plan.

  LIQUIDITY AND CAPITAL RESOURCES

The Company, in conjunction with its major shareholder, contractors and suppliers, completed the major portion of the Springdale capital expansion during the third quarter ended September 30, 2000. At March 31, 2001, the Company had a working capital deficit of $6,418,675 compared to a working capital deficit of $6,804,992 at December 31, 2000. The deficit is primarily attributable to the Company's delays in completing construction and starting up its additional extrusion lines in a timely manner, and the resultant negative cash flow from the Springdale plant during the majority of 2000. The weather related problems experienced by the Texas plant during the fourth quarter of 2000, also contributed to the deficit. Management's decision to finance significant capital expenditures with short-term bridge loans also contributed to the deficit. Of such deficit, involving total liabilities of approximately $28.1 million as of December 31, 2000, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $2.2 million was to the Company's major shareholder, $1.8 million was in short-term bridge loans, and approximately $4.9 million was in payables of which a significant portion reflects the construction at the Springdale facility. The $6.4 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to acquire short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. Even with the Texas plant's fourth quarter problems, which substantially reduced sales and negatively impacted operations, the working capital deficit and loss in 2000, the Company generated sufficient cash flow to more than cover debt service. Cash flow available for debt service for the period ended March 31, 2001, was approximately $951,000.

The Company successfully closed a $16.5 million tax-exempt bond financing into escrow during the fourth quarter of 1999, which is intended to refinance and shift its construction and expansion related accounts payable into long-term financing. The Company started up the third Springdale production line, further increased production and intends to significantly increase positive cash flows, attain profitability and then break escrow of a portion or possibly all of the bonds. Certain requirements must be met in order for the Company to break escrow. These include delivering to the Trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Furthermore, unless waived by the holder of 100% of the Bonds, the Company must also deliver to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal from the Project Fund shall be not less than 2 to 1. In addition, the bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset
Date), at which time the bonds were repurchased by the bond holder and a new reset date of October 13, 2001, was established subject to the same terms and covenants previously described above except the interest rate changed to 6.4%. If the Company has not achieved the above mentioned progress by said date, the Company will attempt to re-market the bonds. There are no assurances that the Company will be successful in re-marketing the bonds. If unsuccessful, the Company will be required to buy back the bonds. Should the Company be successful in its efforts to break escrow, the Company believes it will have more than adequate debt service coverage for its long-term bond debt. As of March 31, 2001, the Company had not met the aforementioned criteria and there are no assurances the Company will be successful in meeting the standards required to receive the bond financing proceeds.

On February 29, 2000, the Company closed a bank financing with an Arkansas based bank totaling $4.5 million. This demand loan with a 15-year amortization is 80% guaranteed by the U.S. Government and carries a 9.75% interest rate. The major shareholder and members of her family also personally guarantee this loan. The loan proceeds were used to acquire the 18.6 acres of land that adjoins the plant in Springdale, Arkansas. This land will be the site of the third manufacturing facility and an additional plastic plant, as previously mentioned. In addition, the loan proceeds reduced the Company's accounts payable and provided cash for liquidity of $600,000. The Company believes that if it is successful in completing its pending escrowed bond financing it will reduce and later eliminate its working capital deficit by paying down the remaining bridge note balance of $1.8 million during the remainder of 2001. In addition, the Company will be reimbursed for approximately $4.7 million of working capital used to pay vendors for costs eligible to be paid from bond proceeds. The Company will also receive approximately $700,000 for unpaid costs eligible for reimbursement that are reflected in the Company's accounts payable total. The bond funds will greatly improve the working capital position, and will restructure a significant portion of the Company's short-term indebtedness into long-term debt with more favorable interest rates, if the Company is able to meet the requirements of the bond indenture previously described and break escrow. Purchasing the existing manufacturing site over a longer term should also help improve operating costs by eliminating the monthly lease payment. By having substantial funds allocated and available for capital expansion, the Company believes that increasing cash flows generated from operations can be used for working capital and to further reduce the deficit.

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

Cash and cash equivalents increased $283,643 in the first quarter of 2001. Significant components of that increase were: (i) cash provided by operating activities of $570,026, which consisted of the net loss for the period of $31,152 reduced by depreciation and amortization of $692,039 and increased by other uses of cash of $90,861; (ii) cash used in investing activities of $77,461, and (iii) cash used in financing activities of $208,922. Payments on notes during the period were $81,356. At March 31, 2001, the Company had bonds and notes payable in the amount of $23,653,972, of which $19,188,765 was current bonds and notes payable or the current portion of long-term debt. Of the current bonds and notes payable, $2,407,463 or 12.5% was to the major shareholder and other investors closely associated with the Company. The Company intends to pay down the remaining $1.8 million in bridge financing from cash flow and/or refinancing during 2001, and the final balance upon successful completion of the bond financing.

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

The Company has also embarked on a cost reduction plan aimed at significantly reducing duplication, operating and/or extraordinary costs during 2001. We have targeted an excess of $1.75 million of costs that we intend to eliminate as part of this plan. One example of how we intend to achieve the efficiencies described above is by the use of cogeneration units that were installed during the first quarter of 2001 at both facilities. These units will utilize waste sawdust or paper for dry fuel, and will eliminate and/or reduce natural gas and propane costs for drying wood fiber at both facilities. We believe these improvements will significantly reduce or eliminate the Company's need for additional sources of capital to support its operations. Also, management believes that increased production and sales, an improved product focus, and reduced plastics division raw material costs will allow it to attain profitability. Additional production volumes from its Springdale plant combined with continued improvements in production efficiency and capacity, as previously discussed, will be required for the Company to further increase sales levels to those necessary to attain profitable results from operations, provide funds to repay the Company's outstanding obligations, meet the requirements to remove the bond proceeds from escrow, refinance all or a portion of its short-term debt into long-term debt and meet its debt service schedule.

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

During the second half of 2000, the Company greatly improved the technological capability of its facilities and staff with the installation of three servers for accounting, communication and production systems. At the same time, AERT added 34 personal computers to support the new systems being implemented. The computer capability enhanced the development of reports and data in all departments of the Company. While the computer equipment was being brought in, a local area network (LAN) was developed to support the Company's information systems and provide for efficiencies and accuracy with the sharing of data. The final phase of the LAN system has been completed during the first quarter of 2001, with the hook-up of satellite communication equipment into the Junction plant. With that final link in place, AERT now has more complete and continuing communication between locations.

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

The Company has recently begun introducing its decking products into the home improvement market and initially into approximately 500 home improvement warehouses or Big Box stores in select markets. This is in addition to its existing contractor oriented decking dealer base through Weyerhaeuser. We believe that this market segment is targeted towards the home improvement and remodel market, which allows us more diversification during periods of economic slowdowns or uncertainty. In conjunction with our diversification program we have also introduced a new exterior trim and fascia product called MoistureShield(R) CornerLoc(TM) which is designed to compliment fiber cement siding. We have recently hired a new Vice President of Marketing and Sales, Jim Precht, who joins us after 32-years of industry experience, including Weyerhaeuser. Mr. Precht is working to upgrade our marketing and sales group, as well as improve the sales focus of the Weyerhaeuser customer service and/or distribution centers, in order to handle substantially increased sales. Initially, this is a one-year effort jointly sponsored by Weyerhaeuser. These increased sales and customer service efforts are designed to maximize our existing production facilities to the $50 million sales range and position us to further increase and time distribution and/or demand for our third composite extrusion facility. As production and sales volume increase, we believe we can continue to improve efficiencies and substantially reduce our overhead as a percentage of sales, thus improving cash flows and profitability.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 1992, Mobil Oil Corporation (Mobil) commenced an action against the Company in the United States District Court of the District of Delaware entitled "Mobil Oil Corporation v. Advanced Environmental Recycling Technologies, Inc." In the complaint, Mobil sought entry of a declaratory judgment and sought no monetary damages in that suit, but did seek reimbursement of its attorneys' fees. The Company denied Mobil's claims and asserted counterclaims against Mobil and three Mobil Executives, seeking monetary damages, punitive damages and injunctive relief. After a trial on the patent issues in February 1994, the court held that four AERT patents on its composite product technology were invalid and that Mobil had not infringed the patents. The Company filed a motion in March 1995, alleging prejudicial misconduct by Mobil prior to the trial and also filed an appeal with the U. S. Court of Appeals in July 1995. In June 1996, the U. S. Court of Appeals reversed a portion of the earlier ruling, which had held that two of the patents were invalid, but ruled that Mobil did not infringe such patents. The Company did not further appeal this ruling.

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

AERT was sued in May 2000 for royalties allegedly due under a 1987 Stipulation between certain founders of AERT and a licensor of supposedly confidential information relating to the manufacture of wood and plastic composite products in AERT's Junction, Texas, facility. Under the 1987 Stipulation, the founders and their affiliates agreed to pay a royalty of $10 per ton on products, if any, produced in or within 500 miles of Junction, Texas, if such products were produced using confidential information of the licensor. AERT contends that the allegations made by successors in interest to the licensor are barred by the passage of time since the 1987 Stipulation, that AERT is not bound by the 1987 Stipulation, and that AERT has not used any confidential information of the licensor. Findings by the federal court that AERT is bound by the 1987 Stipulation and has used confidential information of the licensor could subject AERT to a financial liability of $10 per ton for products produced in the Junction facility from May 1986 forward, together with allowable pre- and post-judgment interest. While such a judgment would adversely affect the profitability of AERT, it would not prevent AERT from manufacturing its full range of products in the future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


BY: /s/ Joe G. Brooks                             /s/ Edward J. Lysen
----------------------------                      ------------------------------
JOE G. BROOKS,                                    EDWARD J. LYSEN,
Chairman                                          Chief Financial Officer
Date:  May 15, 2001                               Date:  May 15, 2001