Form 10-Q
period 2001-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2001-08-14
CIK 849706

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2001
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

As of June 30, 2001, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 25,805,349 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1   Financial Statements

         Balance Sheets, June 30, 2001 (unaudited)
           and December 31, 2000                                             1-2

         Statements of Operations, (unaudited)
           Three Months and Six Months Ended June 30, 2001 and 2000            3

         Statements of Cash Flows, (unaudited)
           Six Months Ended June 30, 2001 and 2000                             4

         Notes to Financial Statements                                      5-12

ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             13-20

ITEM 3   Quantitative and Qualitative Disclosure about Market Risk            20

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                 21-22

ITEM 6   Exhibits and Reports on Form 8-K                                     22

         Signatures                                                           22

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                                     ASSETS

                                                           June 30,       December 31,
                                                             2001             2000
                                                         ------------     ------------
                                                          (unaudited)
Current assets:
  Cash                                                   $    984,252     $    603,629
  Restricted bond escrow fund                              17,238,212       16,661,330
  Accounts receivable, net of allowance of $84,858          2,787,403        1,925,969
  Inventories                                               1,826,872        1,657,666
  Prepaid expenses                                            267,816          118,775
                                                         ------------     ------------
    Total current assets                                   23,104,555       20,967,369
                                                         ------------     ------------
Land, buildings and equipment:
  Land                                                        889,528          889,528
  Buildings and leasehold improvements                      1,266,653        1,129,609
  Machinery and equipment                                  19,389,682       18,741,162
  Transportation equipment                                    304,527          175,385
  Office equipment                                            439,236          338,501
  Construction in progress                                    738,758        1,143,301
                                                         ------------     ------------
                                                           23,028,384       22,417,486
Less accumulated depreciation                              10,967,316        9,608,669
                                                         ------------     ------------
                                                           12,061,068       12,808,817
                                                         ------------     ------------
Other assets, at cost less accumulated
  amortization of $343,021 in 2001
  and $328,734 in 2000                                      1,567,168        1,482,118
                                                         ------------     ------------
                                                         $ 36,732,791     $ 35,258,304
                                                         ============     ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30,        December 31,
                                                               2001              2000
                                                           ------------      ------------
                                                            (unaudited)
Current liabilities:
  Accounts payable - trade                                 $  4,487,803      $  5,175,326
  Accounts payable - related parties                          2,974,770         2,109,350
  Current maturities of long-term debt                          274,761           242,689
  Accrued liabilities                                         2,316,619         1,296,628
  Notes payable - related parties                               250,000           250,000
  Notes payable - other                                       2,322,889         2,198,368
  Bonds payable                                              16,500,000        16,500,000
                                                           ------------      ------------
    Total current liabilities                                29,126,842        27,772,361
                                                           ------------      ------------
  Long-term debt, less current maturities                     4,396,767         4,486,156
                                                           ------------      ------------
  Accrued premium on convertible preferred stock                435,404           290,404
                                                           ------------      ------------

  Commitments and contingencies

  Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
     authorized; 2,900 shares issued and outstanding              2,900             2,900
  Class A common stock, $.01 par value; 75,000,000
    shares authorized; 25,805,349 and 25,755,321
    shares issued and outstanding in 2001 and 2000,
    respectively                                                258,053           257,553
  Class B convertible common stock, $.01
     par value; 7,500,000 shares authorized,
     1,465,530 shares issued and outstanding                     14,655            14,655
  Warrants outstanding; 17,818,601 (Note 8)                   8,419,345                --
  Additional paid-in capital                                 21,457,296        29,851,360
  Accumulated deficit                                       (27,378,471)      (27,417,085)
                                                           ------------      ------------
     Total stockholders' equity                               2,773,778         2,709,383
                                                           ------------      ------------
                                                           $ 36,732,791      $ 35,258,304
                                                           ============      ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three months ended                 Six months ended
                                                         June 30,                         June 30,
                                                  2001             2000             2001             2000
                                              ------------     ------------     ------------     ------------
  Net sales                                   $  8,228,489     $  7,545,771     $ 16,042,525     $ 13,815,015

  Cost of goods sold                             5,863,620        5,947,405       11,677,300       11,184,043
                                              ------------     ------------     ------------     ------------
  Gross margin                                   2,364,869        1,598,366        4,365,225        2,630,972

  Selling and administrative costs               1,987,485        1,460,143        3,729,258        2,576,864
                                              ------------     ------------     ------------     ------------
  Operating income                                 377,384          138,223          635,967           54,108

  Interest income                                  265,681          219,054          545,342          437,716
  Interest expense                                (500,799)        (451,470)        (997,695)        (827,954)
                                              ------------     ------------     ------------     ------------
                                                  (235,118)        (232,416)        (452,353)        (390,238)
                                              ------------     ------------     ------------     ------------
  Income (loss) before accrued premium
    on preferred stock                             142,266          (94,193)         183,614         (336,130)

  Accrued premium on preferred stock               (72,500)         (72,500)        (145,000)        (144,774)
                                              ------------     ------------     ------------     ------------
  Net income (loss) applicable to common
   stock                                      $     69,766     $   (166,693)    $     38,614     $   (480,904)
                                              ============     ============     ============     ============
  Net income (loss) per share of common
    stock (Basic and Diluted)                 $       0.00     $      (0.01)    $       0.00     $      (0.02)
                                              ============     ============     ============     ============
  Weighted average number of common shares
     outstanding - Basic                        27,271,428       25,868,785       27,271,155       25,818,457
                                              ============     ============     ============     ============
  Weighted average number of common shares
     outstanding - Diluted                      33,585,196       25,868,785       33,939,497       25,818,457
                                              ============     ============     ============     ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six months ended
                                                                             June 30,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
  Cash flows from operating activities:
   Net income (loss) applicable to common stock                  $     38,614      $   (480,904)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Depreciation and amortization                                    1,408,597         1,021,973
   Premium accrued on preferred stock                                 145,000           144,774

   Expenses paid through issuance of stock options                         --             9,896

  (Increase) decrease in other assets                                 (25,000)           59,293
  Changes in current assets and current liabilities                    24,611        (2,819,322)
                                                                 ------------      ------------
  Net cash provided by (used in) operating activities               1,591,822        (2,064,290)
                                                                 ------------      ------------
  Cash flows from investing activities:
   Purchases of land, buildings and equipment                        (403,616)       (1,769,240)
                                                                 ------------      ------------
  Cash flows from financing activities:
   Proceeds from issuance of notes                                         --         4,500,000
   Payments on notes                                                 (205,973)         (395,892)

   (Increase ) decrease in outstanding advances on
    factored receivables                                             (517,391)          481,912
   Debt acquisition costs                                            (110,000)         (337,787)
   Proceeds from exercise of stock options and
    warrants, net                                                      25,781           192,710
                                                                 ------------      ------------
   Net cash provided by (used in) financing activities               (807,583)        4,440,943
                                                                 ------------      ------------
   Increase in cash                                                   380,623           607,413

  Cash, beginning of period                                           603,629           187,173
                                                                 ------------      ------------
  Cash, end of period                                            $    984,252      $    794,586
                                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Unaudited Information

The financial statements included herein have been prepared by Advanced Environmental Recycling Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements, which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified certain prior period amounts to conform to the current period presentation.

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

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2001, the Company had a substantial working capital deficit of $6,022,287. The Company has incurred net losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, the Company has limited additional financial resources available to support its operations and in the past few years has, in large part, been supported by certain major stockholders in conjunction with several accredited investors. There is no commitment for such stockholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due.

The Company is in compliance with the Nasdaq Marketplace Rules for a minimum closing bid price of $1.00 per share and the net tangible asset requirement of $2 million. If we would fail to satisfy Nasdaq Small Cap's minimum listing requirements we could be subject to Nasdaq delisting procedures.

The Company also has litigation outstanding against it as described in Notes 6 and 7, the outcome of which is uncertain. If the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims unless it curtailed or limited its expansion program. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass-produce and market its products at economically feasible levels.

The Company is currently implementing a production and cost reduction plan, which management believes will provide better operating efficiencies and correct the production problems encountered in the past. The plan includes increasing production capacity, further automating the production process and reducing some key identified production expenses. If the Company is successful in breaking escrow of the $16.5 million bond proceeds, as discussed below, the Company anticipates reducing its working capital deficit by paying down the bridge notes and existing construction payables and being reimbursed from bond proceeds for significant capital expenditures incurred to complete construction at the Springdale facility.

The Company closed a $16.5 million tax-exempt industrial bond financing into escrow in October 1999, intending to refinance and shift its construction related accounts payable into long-term financing. In order for the Company to receive the bond financing, the Company must meet certain financial and operating criteria unless waived by the holder of 100% of the bonds. These criteria under the current bond agreement include delivering to the trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursement shall not be less than 2 to 1. As of June 30, 2001, the Company had not met the aforementioned criteria for releasing the entire $16.5 million of bonds from escrow. However, AERT has the right to re-market a portion or all of the bonds under different terms and financial criteria than those set forth in the current bond agreement and intends to attempt to do so in the fourth quarter of 2001. There is no assurance the Company will be successful in meeting the current standards required to receive the entire bond financing proceeds, in re-marketing the bonds under different terms or in obtaining necessary financing from other sources.

Completion of the production and cost reduction plan will require that the Company receive the proceeds from the bond financing or obtain additional debt or equity financing beyond those resources currently available to the Company. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due in 2001. There is no assurance the Company will be able to continue to correct prior production problems and improve operating efficiencies or that the Company will be successful in securing capital resources to complete its production plan, fund maturities of debt and other obligations as they become due in 2001 or to support the Company until such time, if ever, that the Company is able to sustain income from operations.

Note 4: Statements of Cash Flows

In order to determine net cash provided by (used in) operating activities, net income (loss) has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt and current notes payable.

Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities for the six months ended June 30, are as follows:

                                                     2001              2000
                                                  (unaudited)       (unaudited)
                                                  ------------      ------------
Receivables                                       $   (861,434)     $   (512,498)
Inventories                                           (169,206)          391,172
Prepaid expenses and other                            (519,484)         (152,999)
Accounts payable -
  Trade and related parties                            554,744        (2,789,901)
Accrued liabilities                                  1,019,991           244,904
                                                  ------------      ------------
                                                  $     24,611      $ (2,819,322)
                                                  ============      ============

Cash paid for interest                            $    384,840      $    174,937
                                                  ============      ============


Supplemental Disclosure Of Non-Cash Investing And Financing Activities:

                                                      2001             2000
                                                  (unaudited)      (unaudited)
                                                  ------------     ------------
Notes payable for financing of insurance
  policies                                        $    206,440     $    278,457
Accounts / notes payable for equipment                 207,281          799,607

Note 5: Significant Accounting Policies

  Revenue Recognition Policy

Revenue is recognized at the time of shipment.

  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                                  June 30, 2001    December 31,
                                                  (unaudited)          2000
                                                  -------------    ------------
         Raw Materials                            $    601,353     $    682,841
         Work in process                               619,872          508,688
         Finished goods                                605,647          466,137
                                                  ------------     ------------
                                                  $  1,826,872     $  1,657,666
                                                  ============     ============

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

Note 7: Other Litigation

The Company is a counterclaim defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believes this action is without merit and will vigorously defend itself.

We were sued in May 2000 for royalties allegedly due under a 1987 settlement agreement between the founders of AERT and a licensor of supposedly confidential information relating to the manufacture of wood and plastic composite products in our Junction, Texas, facility. Under the 1987 settlement agreement, our founders agreed to pay a royalty of $10 per ton on products, if any, produced in or within 500 miles of Junction, Texas, if such products were produced using confidential information of the licensor. We contend that the allegations made by successors in interest to the licensor are barred by the passage of time, that we are not bound by the 1987 settlement agreement, and that we have not used any confidential information of the licensor. Findings by the federal court that we are bound by the 1987 settlement agreement and that we have used confidential information of the licensor could subject AERT to a financial liability of $10 per ton for products produced in the Junction facility from May 1986 forward, together with allowable pre- and post-judgment interest.

Note 8: Warrants

Effective June 30, 2001, the Company adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) with no effects with the exception of warrants that are indexed to and potentially settled in the Company's common stock. These warrants have been accounted for under the provisions of Emerging Issues Task Force abstract 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19). The Company modified certain of its warrant and related registration rights agreements as of June 30, 2001, so that those warrants would be classified as equity rather than debt in its balance sheet under the provisions of EITF 00-19. As a result of these modifications there was no impact on earnings from the cumulative effect of a change in accounting principle.

In accounting for its derivative contracts at June 30, 2001, the Company recorded $8,419,345 in warrants outstanding in the equity section of its balance sheet and decreased its additional paid-in capital by the same amount, leaving its total stockholder's equity amount unaffected. The warrant valuation was determined as of June 30, 2001 using the Black-Scholes option-pricing model, with the following details and assumptions. The underlying stock price was $0.87. Exercise prices of the warrants ranged from $0.31 to $3.00. The volatilities of the stock underlying the warrants ranged from 46.42% to 87.27%, and the risk-free rates of return ranged from 3.63% to 4.82%.

Note 9: Segment Information

SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", (SFAS 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are defined as a component of an enterprise:

     o That engages in business activities from which it may earn revenues and expenses.

     o Whose operating results are regularly reviewed by the enterprise's chief operating decision maker.

     o    For which discrete financial information is available.

As of June 30, 2001, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

Net Sales-Three months ended June 30,                                2001             2000
                                                                 ------------     ------------
Commercial and residential decking surface components            $  6,444,970     $  4,942,978
Exterior door, window and housing trim components                   1,624,429        2,498,487
Industrial flooring                                                   159,090          104,306
                                                                 ------------     ------------
                                                                 $  8,228,489     $  7,545,771
                                                                 ============     ============

Net Sales-Six months ended June 30,                                  2001             2000
                                                                 ------------     ------------
Commercial and residential decking surface components            $ 12,829,640     $  9,333,824
Exterior door, window and housing trim components                   2,833,657        4,253,279
Industrial flooring                                                   379,228          227,912
                                                                 ------------     ------------
                                                                 $ 16,042,525     $ 13,815,015
                                                                 ============     ============

Gross Margin - Three months ended June 30,            2001                          2000
                                           -------------------------     -------------------------
                                           Springdale      Junction      Springdale      Junction
                                           ----------     ----------     ----------     ----------
Net revenues                               $4,334,853     $3,893,636     $4,001,409     $3,544,362
Cost of goods sold                          2,990,956      2,872,664      3,444,500      2,502,905
                                           ----------     ----------     ----------     ----------
Gross margin                               $1,343,897     $1,020,972     $  556,909     $1,041,457
                                           ==========     ==========     ==========     ==========

Gross Margin - Six months ended June 30,                     2001                         2000
                                                  -------------------------     -------------------------
                                                  Springdale      Junction      Springdale      Junction
                                                  ----------     ----------     ----------     ----------
Net revenues                                      $8,675,334     $7,367,191     $7,124,280     $6,690,735
Cost of goods sold                                 6,041,007      5,636,293      6,339,854      4,844,189
                                                  ----------     ----------     ----------     ----------
Gross margin                                      $2,634,327     $1,730,898     $  784,426     $1,846,546
                                                  ==========     ==========     ==========     ==========

Note 10: Earnings Per Share

                                               Three Months         Three Months         Six Months            Six Months
                                                  Ended                Ended               Ended                 Ended
                                                 June 30,             June 30,            June 30,              June 30,
                                                   2001                 2000                2001                  2000
                                             ---------------      ---------------      ---------------      ---------------
Net income (loss) (A)                        $        69,766      $      (166,693)     $        38,614      $      (480,904)
                                             ===============      ===============      ===============      ===============
Assumed exercise of stock options
  and warrants                                    12,223,341                   --           12,223,341                   --

Application of assumed proceeds
 $5,554,999 toward repurchase of
 stock at average market prices
 of $0.94 and $1.00 per share
 for the three and six months
 ended June 30, 2001, respectively                (5,909,573)                  --           (5,554,999)                  --
                                             ---------------      ---------------      ---------------      ---------------
Net additional shares issuable                     6,313,768                   --            6,668,342                   --
                                             ===============      ===============      ===============      ===============
Adjustment of shares outstanding:
 Weighted average common shares
  outstanding                                     27,271,428           25,868,785           27,271,155           25,818,457
 Net additional shares issuable                    6,313,768                   --            6,668,342                   --
                                             ---------------      ---------------      ---------------      ---------------
 Adjusted shares outstanding (B)                  33,585,196           25,868,785           33,939,497           25,818,457
                                             ===============      ===============      ===============      ===============
Net income (loss) per common
 share - Diluted (A) divided by (B)          $           .00      $          (.01)     $           .00      $          (.02)
                                             ===============      ===============      ===============      ===============

The Company has additional options and warrants that were not included in the calculation of diluted earnings per share (EPS). Those options (1,193,500) and warrants (8,533,556) were either antidilutive and/or not exercisable at June 30, 2001. The Company's preferred stock is automatically convertible into shares of common stock on the 7th anniversary date of the issuance of the preferred stock, if not previously converted. The conversion price is equal to the lower of the average of the closing bid prices for the common stock for the five trading days immediately preceding the conversion date or the fixed conversion price. The fixed conversion price is $1.20. At June 30, 2001, the conversion price of the preferred stock would have been $0.924, as the Company's stock was trading below $1.20. Conversion of the Company's preferred stock at June 30, 2001, would have resulted in the issuance of 3,138,528 shares of the Company's common stock. The preferred stock, at June 30, 2001, was antidilutive and was, therefore, not included in the calculation of Diluted EPS. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

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

In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations for the quarter and six months ended June 30, 2000. Therefore, Basic EPS and Diluted EPS are computed in the same manner for the quarter and six months ended June 30, 2000.

Note 11: New Accounting Standard

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), to be adopted as of January 1, 2002. SFAS 141 changes the accounting rules governing business combinations and eliminates the flexibility to account for some mergers and acquisitions as pooling of interests. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, it will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Management believes the impact of SFAS 141 and SFAS 142 will not be significant to the financial statements as reported.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), to be adopted as of January 1, 2003. SFAS 143 is intended to address the current diversity in practice for recognizing obligations that are unavoidable by an entity as a result of acquisition, construction, or normal operation of a long-lived asset. Management believes the impact of SFAS 143 will not be significant to the financial statements as reported.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

GENERAL

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC. develops, manufactures and markets composite building materials that can be used as an alternative to traditional wood products for exterior applications in building and remodeling homes. We use waste wood fiber and reclaimed polyethylene plastics as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic, have been extensively tested and are used by several leading national companies, such as the Weyerhaeuser Company and Therma-Tru. Our products are marketed under the tradenames LifeCycle(R), MoistureShield(R), DreamWorks(TM), ChoiceDek(R) Classic and ChoiceDek(R) Plus. Our decking distribution is with Weyerhaeuser Building Materials. We have recently introduced an exterior trim system under the tradename MoistureShield(R) CornerLoc(TM).

Our sales are primarily in the following markets:

     o commercial and residential decking surface components and accessories such as handrails,

     o    exterior door, window and housing trim components, and

     o    industrial flooring.

We currently operate two manufacturing and recycling facilities. Our Junction, Texas facility currently manufactures primarily decking components, ChoiceDek(R) Classic, on three extruder lines. Our door, window and housing trim components are manufactured at our Springdale, Arkansas facility, along with our LifeCycle(R) and ChoiceDek(R) Plus lines of decking products, and all of our heavy industrial flooring. We now have three extruder lines and a plastic recycling facility in operation at our Springdale location. We have focused on improving our manufacturing efficiencies and reducing our manufacturing costs at the Junction and Springdale manufacturing facilities. Once demand exceeds the current capacity, two of the existing extrusion lines at the Springdale manufacturing facility can be further upsized and/or a fourth composite extrusion line may be added. A fourth extrusion line can be installed in approximately three months. A second plastic recycling facility and a third composite extrusion facility is planned for Springdale once we become consistently profitable and the bond financing funds become available.

We recently opened a plastic recycling warehouse in Springdale, Arkansas and increased our collection efforts. This is in advance of and in preparation for building our second plastic recycling plant later this year.

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

RESULTS OF OPERATIONS

  Quarter Ended June 30, 2001 Compared To Quarter Ended June 30, 2000

Net sales increased significantly to $8,228,489 for the quarter ended June 30, 2001, which represented an increase of $682,718 or 9% over the quarter ended June 30, 2000. The second quarter 2001 composite net sales consisted of door, window and housing trim component (MoistureShield(R)) sales of $1,624,429, decking product (ChoiceDek(R)) sales of $6,444,970 and industrial flooring sales of $159,090. These figures compare with second quarter 2000 MoistureShield(R) sales of $2,498,487, decking product (ChoiceDek(R)) sales of $4,942,978 and industrial flooring sales of $104,306.

The Texas plant increased net sales to $3,893,636 in the second quarter of 2001 from $3,544,362 in the second quarter of 2000, a 10% increase. The Texas plant now produces primarily the ChoiceDek(R) Classic product line. The production upgrades initiated late last year helped boost productivity. This move streamlined and focused the products produced at the Texas plant and helped make it more efficient. The Springdale plant reported composite sales of $4,334,853 in the second quarter of 2001, compared to $4,001,409 in the second quarter of 2000, an 8% increase. The Springdale plant produces the Company's MoistureShield(R) lines for its door, window, housing trim and industrial OEM customers, as well as the ChoiceDek(R) Plus line of decking.

Cost of goods sold decreased $83,785, from $5,947,405 for the quarter ended June 30, 2000 to $5,863,620 in 2001. This decrease in cost of goods sold was primarily attributable to efficiency improvements in the plastic recycling, extrusion and milling processes and the successful implementation of various cost reduction programs which included the installation of waste burning cogeneration systems at both production facilities in the second quarter of 2001, resulting in a substantial reduction of energy and waste disposal costs. In addition, there were decreases in the following expenses; repair and maintenance, leases and rents, tooling and supplies. Significant cost categories were as follows for the quarter ended June 30:

                                                 2001             2000
                                             ------------     ------------
Payroll and payroll taxes                    $  1,909,459     $  1,868,206
Depreciation                                      660,239          492,309
Raw Materials                                   1,976,125        2,025,857
Other                                           1,317,797        1,561,033
                                             ------------     ------------
Total                                        $  5,863,620     $  5,947,405
                                             ============     ============

Payroll and payroll taxes increased due to increased production and sales at both production facilities, but decreased as a percentage of sales. Raw material costs overall decreased, even though sales increased, due to efficiency improvements in the internal plastic recycling process and higher product yields in the extrusion and milling processes in Springdale. As a percentage of sales, manufacturing overhead decreased to 31% in 2001 from 35% in 2000. The manufacturing overhead did not grow as fast as the sales were increasing. Additional decreases in manufacturing overhead as a percent of sales are expected as efficiencies improve.

Selling, general and administrative expenses increased $527,342 in the second quarter of 2001 to $1,987,485, compared to $1,460,143 for 2000. The increase was due to an increase in salaries, travel and meals, professional fees, and advertising and promotion. Professional fees increased $149,000 in the June 2001 quarter when compared to the June 2000 quarter, and marketing expenses increased to $274,207 for the quarter ended June 30, 2001, as compared to $257,010 for the quarter ended June 30, 2000. As a percentage of sales, selling, general and administrative expenses increased to 24% from 19% in 2000. This was anticipated as the Company recently added a new V.P. of Sales and increased its sales and support staff during the first half of 2001. The Company's national advertising program for decking, which includes print, trade shows and limited cable television advertising is a marketing strategy with the goal of significantly increasing sales and gaining increased market acceptance of its ChoiceDek(R) decking products into national distribution in conjunction with Weyerhaeuser Building Materials, its North American decking distributor.

Net income for the quarter ended June 30, 2001 was $69,766. This is an earnings improvement of $236,459 when compared to a net loss of $166,693 for the second quarter of 2000.

There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not increase and that additional sales price increases will be possible or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

RECENT DEVELOPMENTS

  401(K) Plan

During December 2000, the Company initiated the A.E.R.T. 401(k) Plan (the Plan) for the benefit of all eligible employees. The Plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the Plan. The Plan provides that the Company may elect to make employer-matching contributions equal to a percentage of each participant's voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. Profit sharing contributions to the Plan can range from 0% to 15% of participants' annual compensation. During the quarter ended June 30, 2001, no matching or profit sharing contributions were made to the Plan.

  Liquidity and Capital Resources

At June 30, 2001, the Company had a working capital deficit of $6,022,287 compared to a working capital deficit of $5,340,760 at June 30, 2000. The deficit is primarily attributable to the Company's delays in completing construction and starting up its additional extrusion lines in a timely manner, and the resultant negative cash flow from the Springdale plant during the majority of 2000. The weather related problems experienced by the Texas plant during the fourth quarter of 2000 also contributed to the deficit. Management's decisions regarding sales growth and financing significant capital expenditures with short-term bridge loans also contributed to the deficit. Of such deficit, involving total liabilities of approximately $29.1 million as of June 30, 2001, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $3.2 million was notes and accounts payable to the Company's major stockholder and companies controlled by her, $1.8 million was in short-term bridge loans, and approximately $4.5 million was in payables of which a significant portion reflects the construction at the Springdale facility. The $6 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to acquire short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. Even with the Texas plant's fourth quarter problems, which substantially reduced sales and negatively impacted operations, and the working capital deficit and loss in 2000, the Company generated sufficient cash flow to more than cover debt service. Cash flow available for debt service for the quarter ended June 30, 2001, was approximately $1,094,017. This increase from $658,142 for the same period a year earlier is a $435,875 or 66% improvement.

The Company successfully closed a $16.5 million tax-exempt bond financing into escrow during the fourth quarter of 1999, which is intended to refinance and shift its construction and expansion related accounts payable into long-term financing. The Company has increased production and intends to significantly increase positive cash flows, attain profitability and then break escrow of a portion or possibly all of the bonds. Certain requirements must be met in order for the Company to break escrow. These requirements include delivering to the Trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Furthermore, unless waived by the holder of 100% of the bonds, the Company must also deliver to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal from the Project Fund shall be not less than 2 to 1. In addition, the bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the bonds were repurchased by the bond holder and a new reset date of October 13, 2001, was established subject to the same terms and covenants previously described above except the interest rate changed to 6.4%. As of June 30, 2001, the Company had not met the aforementioned criteria for releasing the entire $16.5 million of bonds from escrow. However, AERT has the right to re-market a portion or all of the bonds under different terms and financial criteria than those set forth in the current bond agreement and intends to attempt to do so in the fourth quarter of 2001. There is no assurance the Company will be successful in meeting the current standards required to receive the entire bond financing proceeds, in re-marketing the bonds under different terms or in obtaining necessary financing from other sources.

On February 29, 2000, the Company closed a bank financing with an Arkansas based bank totaling $4.5 million. This demand loan with a 15-year amortization is 80% guaranteed by the U.S. Government and carries a 9.75% interest rate. The major shareholder and members of her family also personally guarantee this loan. The loan proceeds were used to acquire the 18.6 acres of land that adjoins the plant in Springdale, Arkansas. This land will be the site of the third manufacturing facility and an additional plastic plant, as previously mentioned. In addition, the loan proceeds reduced the Company's accounts payable and provided cash for liquidity of $600,000. The Company believes that if it is successful in completing its pending escrowed bond financing it will reduce and later eliminate its working capital deficit by paying down the remaining bridge note balance of $1.8 million during the remainder of 2001. In addition, the Company will be reimbursed for approximately $5.0 million of working capital used to pay vendors for costs eligible to be paid from bond proceeds. The Company will also receive approximately $700,000 for unpaid costs eligible for reimbursement that are reflected in the Company's accounts payable total. The bond funds will greatly improve the working capital position, and will restructure a significant portion of the Company's short-term indebtedness into long-term debt with more favorable interest rates, if the Company is able to meet the requirements of the bond indenture previously described and break escrow. Purchasing the existing manufacturing site over a longer term should also help improve operating costs by eliminating the monthly lease payment. By having substantial funds allocated and available for capital expansion, the Company believes that increasing cash flows generated from operations can be used for working capital and to further reduce the deficit.

Cash and cash equivalents increased $380,623 in the first six months of 2001. Significant components of that increase were: (i) cash provided by operating activities of $1,591,822, which consisted of net income for the period of $38,614 increased by depreciation and amortization of $1,408,597 and increased by other sources of cash of $144,611; (ii) cash used in investing activities of $403,616, and (iii) cash used in financing activities of $807,583. Payments on notes during the period were $205,973. At June 30, 2001, the Company had bonds and notes payable in the amount of $23,744,417, of which $19,347,650 was current bonds and notes payable or the current portion of long-term debt. Of the current bonds and notes payable, $2,407,463 or 12% was to the major stockholder and other investors closely associated with the Company. The Company intends to pay down the remaining $1.8 million in bridge financing from cash flow and/or refinancing during 2001, and the final balance upon successful completion of the bond financing.

FUTURE PLANS

The Company believes that further improvement and streamlining of its manufacturing rates and efficiencies along with the additional production capacity at its Springdale facility will allow it to further reduce costs and improve gross margins. The ability to significantly lower unit production costs while further increasing sales will enable the Company to continue to improve on the level of operations in the second half of 2001, which will allow for increased cash flows from operations.

The Company has also embarked on a cost reduction plan aimed at significantly reducing duplication, operating and/or extraordinary costs during 2001. We have targeted an excess of $1.75 million of costs from existing operations that we intend to eliminate as part of this plan. One example of how we intend to achieve the efficiencies described above is by the use of the cogeneration units completed during the second quarter of 2001 at both facilities. These units utilize waste sawdust or paper for dry fuel and eliminated and/or reduced natural gas and propane costs for drying wood fiber at both facilities. We believe these improvements will significantly reduce or eliminate the Company's need for additional sources of capital to support its operations. Also, management believes that increased production and sales, an improved product focus, and reduced plastics division raw material costs will allow it to sustain profitability. Additional production volumes from its Springdale plant combined with continued improvements in production efficiency and capacity, as previously discussed, will be required for the Company to further increase sales levels to those necessary to sustain profitable results from operations, provide funds to repay the Company's outstanding obligations, meet the requirements to remove the bond proceeds from escrow, refinance all or a portion of its short-term debt into long-term debt and meet its debt service schedule.

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

During the second half of 2000, the Company greatly improved the technological capability of its facilities and staff with the installation of three servers for accounting, communication and production systems. At the same time, AERT added 34 personal computers to support the new systems being implemented. The computer capability enhanced the development of reports and data in all departments of the Company. While the computer equipment was being brought in, a local area network (LAN) was developed to support the Company's information systems and provide for efficiencies and accuracy with the sharing of data. The final phase of the LAN system was completed during the first quarter of 2001 with the Junction plant installation. The Company continues to work on improving these management information systems and the LAN.

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

The Company has recently begun introducing its decking products into the home improvement market and initially into approximately 500 home improvement warehouses or Big Box stores in select markets. This is in addition to its existing contractor oriented decking dealer base through Weyerhaeuser. We believe that this market segment is targeted towards the home improvement and remodel market, which allows us more diversification during periods of economic slowdowns or uncertainty. In conjunction with our diversification program we have also introduced a new exterior trim and fascia product called MoistureShield(R) CornerLoc(TM) which is designed to compliment fiber cement siding. In February 2001 we hired a Vice President of Marketing and Sales, Jim Precht, who joins us after 32-years of industry experience, including Weyerhaeuser. Mr. Precht is working to upgrade our marketing and sales group, as well as improve the sales focus of the Weyerhaeuser customer service and/or distribution centers, in order to handle substantially increased sales. Initially, this is a one-year effort jointly sponsored by Weyerhaeuser. These increased sales and customer service efforts are designed to maximize our existing production facilities to the $50 million sales range and position us to further increase and time distribution and/or demand for our third composite extrusion facility. As production and sales volume increase, we believe we can continue to improve efficiencies and substantially reduce our overhead as a percentage of sales, thus improving cash flows and profitability.

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

We were sued in May 2000 for royalties allegedly due under a 1987 settlement agreement between the founders of AERT and a licensor of supposedly confidential information relating to the manufacture of wood and plastic composite products in our Junction, Texas, facility. Under the 1987 settlement agreement, our founders agreed to pay a royalty of $10 per ton on products, if any, produced in or within 500 miles of Junction, Texas, if such products were produced using confidential information of the licensor. We contend that the allegations made by successors in interest to the licensor are barred by the passage of time, that we are not bound by the 1987 settlement agreement, and that we have not used any confidential information of the licensor. Findings by the federal court that we are bound by the 1987 settlement agreement and that we have used confidential information of the licensor could subject AERT to a financial liability of $10 per ton for products produced in the Junction facility from May 1986 forward, together with allowable pre- and post-judgment interest.

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



BY: /s/ Joe G. Brooks                          BY: /s/ Edward J. Lysen
    ------------------------                       -------------------
JOE G. BROOKS                                  EDWARD J. LYSEN
Chairman                                       Chief Financial Officer

Date:  August 14, 2001                         Date:  August 14, 2001