Form 10-Q
period 2001-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2001-11-14
CIK 849706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

         Commission File Number:  1-10367


               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   71-0675758
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

        914 N. Jefferson Street                           72764
             P. O. Box 1237                               72765
        Springdale, Arkansas
 (Address of Principal Executive Office)                (Zip Code)

                                 (501) 756-7400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES:  X     NO:

As of September 30, 2001, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 26,474,563 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


                                 FORM 10-Q INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                   PAGE
Item 1.   Financial Statements

                  Balance Sheets, September 30, 2001 (unaudited)
                    and December 31, 2000                                           1-2

                  Statements of Operations (unaudited)
                    Three Months and Nine Months Ended September 30, 2001
                    and 2000                                                          3

                  Statements of Cash Flows (unaudited)
                    Nine Months Ended September 30, 2001 and 2000                     4

                  Notes to Financial Statements                                    5-12

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                              13-21

Item 3.   Quantitative and Qualitative Disclosure about Market Risk                  22

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                          22

Item 2.   Changes in Securities and Use of Proceeds                                  22

Item 3.   Defaults Upon Senior Securities                                            22

Item 4.   Submission of Matters to a Vote of Security Holders                        23

Item 5.   Other Information                                                          23

Item 6.   Exhibits and Reports on Form 8-K                                           23

         Signatures                                                                  24

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                           ASSETS

                                                       September 30,     December 31,
                                                            2001             2000
                                                       -------------     ------------
                                                        (unaudited)
Current assets:
  Cash                                                 $     839,375     $    603,629
  Restricted bond escrow fund                             17,518,019       16,661,330
  Accounts receivable, net of allowance of $84,858         2,885,365        1,925,969
  Inventories                                              1,667,591        1,657,666
  Prepaid expenses                                           262,107          118,775
                                                       -------------     ------------
    Total current assets                                  23,172,457       20,967,369
                                                       -------------     ------------

Land, buildings and equipment:
  Land                                                       889,528          889,528
  Buildings and leasehold improvements                     1,309,142        1,129,609
  Machinery and equipment                                 19,612,781       18,741,162
  Transportation equipment                                   410,483          175,385
  Office equipment                                           467,207          338,501
  Construction in progress                                   767,172        1,143,301
                                                       -------------     ------------
                                                          23,456,313       22,417,486
Less accumulated depreciation                             11,670,687        9,608,669
                                                       -------------     ------------
                                                          11,785,626       12,808,817
                                                       -------------     ------------
Other assets, at cost less accumulated
  amortization of $350,164 in 2001
  and $328,734 in 2000                                     1,614,683        1,482,118
                                                       -------------     ------------
                                                       $  36,572,766     $ 35,258,304
                                                       =============     ============



The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30,      December 31,
                                                                 2001              2000
                                                            -------------      ------------
                                                             (unaudited)
Current liabilities:
  Accounts payable - trade                                  $   4,274,638      $  5,175,326
  Accounts payable - related parties                            2,522,167         2,109,350
  Current maturities of long-term debt                            300,128           242,689
  Accrued liabilities                                           2,102,411         1,296,628
  Notes payable - related parties                                 250,000           250,000
  Notes payable - other                                         2,101,405         2,198,368
  Bonds payable                                                16,500,000        16,500,000
                                                            -------------      ------------
    Total current liabilities                                  28,050,749        27,772,361
                                                            -------------      ------------
  Long-term debt, less current maturities                       4,366,470         4,486,156
                                                            -------------      ------------
  Accrued premium on convertible preferred stock                  507,904           290,404
                                                            -------------      ------------

  Commitments and contingencies

  Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
     authorized; 2,900 shares issued and outstanding                2,900             2,900
  Class A common stock, $.01 par value; 75,000,000
    shares authorized; 26,474,563 and 25,755,321
    shares issued and outstanding in 2001 and 2000,
    respectively                                                  264,746           257,553
  Class B convertible common stock, $.01
     par value; 7,500,000 shares authorized,
     1,465,530 shares issued and outstanding                       14,655            14,655
  Warrants outstanding; 17,558,501                              8,274,533                --
  Additional paid-in capital                                   22,217,893        29,851,360
  Accumulated deficit                                         (27,127,084)      (27,417,085)
                                                            -------------      ------------
     Total stockholders' equity                                 3,647,643         2,709,383
                                                            -------------      ------------
                                                            $  36,572,766      $ 35,258,304
                                                            =============      ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three months ended                   Nine months ended
                                                            September 30,                      September 30,
                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
Net sales                                         $  9,246,166      $  7,537,893      $ 25,288,691      $ 21,352,908

Cost of goods sold                                   6,698,438         5,907,372        18,375,738        17,091,415
                                                  ------------      ------------      ------------      ------------

Gross margin                                         2,547,728         1,630,521         6,912,953         4,261,493

Selling and administrative costs                     1,928,047         1,749,610         5,657,305         4,326,474
                                                  ------------      ------------      ------------      ------------

Operating income                                       619,681          (119,089)        1,255,648           (64,981)

Interest income                                        211,160           220,664           756,502           658,380
Interest expense                                      (506,954)         (457,001)       (1,504,649)       (1,284,955)
                                                  ------------      ------------      ------------      ------------
                                                      (295,794)         (236,337)         (748,147)         (626,575)
                                                  ------------      ------------      ------------      ------------

Income (loss) before accrued premium
  on preferred stock                                   323,887          (355,426)          507,501          (691,556)

Accrued premium on preferred stock                     (72,500)          (72,500)         (217,500)         (217,274)
                                                  ------------      ------------      ------------      ------------

Net income (loss) applicable to common
 stock                                            $    251,387      $   (427,926)     $    290,001      $   (908,830)
                                                  ============      ============      ============      ============

Net income (loss) per share of common
  stock (Basic and Diluted)                       $       0.01      $      (0.02)     $      (0.01)     $      (0.04)
                                                  ============      ============      ============      ============

Weighted average number of common shares
   outstanding - Basic                              27,457,444        25,967,462        27,237,884        25,868,487
                                                  ============      ============      ============      ============

Weighted average number of common shares
   outstanding - Diluted                            35,015,553        25,967,462        34,282,746        25,868,487
                                                  ============      ============      ============      ============



The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Nine months ended
                                                                   September 30,
                                                          ------------------------------
                                                              2001              2000
                                                          ------------      ------------
Cash flows from operating activities:
 Net income (loss) applicable to common stock             $    290,001      $   (908,830)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
 Depreciation and amortization                               2,137,007         1,680,230
 Premium accrued on preferred stock                            217,500           217,274
 Expenses paid through issuance of stock options                    --             9,896
(Increase) decrease in other assets                             (1,234)           53,245
Changes in current assets and current liabilities             (583,128)       (2,043,750)
                                                          ------------      ------------
Net cash provided by (used in) operating activities          2,060,146          (991,935)
                                                          ------------      ------------

Cash flows from investing activities:
 Purchases of land, buildings and equipment                   (766,987)       (2,898,767)
                                                          ------------      ------------

Cash flows from financing activities:
 Proceeds from issuance of notes                                    --         4,500,000
 Payments on notes                                            (496,946)         (479,991)
 (Increase ) decrease in outstanding advances on
  factored receivables                                        (482,409)          158,885
 Debt acquisition costs                                       (206,320)         (339,239)
 Proceeds from exercise of stock options and
  warrants, net                                                128,262           230,209
                                                          ------------      ------------
 Net cash provided by (used in) financing activities        (1,057,413)        4,069,864
                                                          ------------      ------------

 Increase in cash                                              235,746           179,162

Cash, beginning of period                                      603,629           187,173
                                                          ------------      ------------

Cash, end of period                                       $    839,375      $    366,335
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

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2001, the Company had a substantial working capital deficit of $4,878,292. The Company has incurred net losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, the Company has limited financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due.

Nasdaq rules have generally provided that companies whose securities fall below the minimum bid price or fail to meet minimum market value of public float requirements for 30 consecutive business days are given a 90-day grace period to regain compliance. A company may demonstrate compliance by meeting the applicable standard for a minimum of 10 consecutive business days. If a company fails to regain compliance within the applicable timeframe, that company is subject to delisting.

On September 27, 2001, in response to the extraordinary market conditions following the tragedy of September 11th, The Nasdaq Stock Market, Inc. implemented an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. The proposal to suspend these requirements until January 2, 2002, was approved by the Nasdaq Board of Directors and subsequently filed with the Securities and Exchange Commission
(SEC). It became effective upon approval.

Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies. Companies currently under review for deficiencies or in the hearings process will be taken out of the process with respect to the bid price or market value of public float requirements. No deficiencies will accrue during the proposed suspension process. During this time, Nasdaq will consider whether it is appropriate to recommend further and more permanent action. If we would fail to satisfy Nasdaq Small Cap's minimum listing requirements we could be subject to Nasdaq delisting procedures.

The Company also has litigation outstanding against it as described in Note 6 and the outcome of which is uncertain. If the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims unless it curtailed or limited its expansion program. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass-produce and market its products at economically feasible levels.

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

The Company closed a $16.5 million tax-exempt industrial bond financing into escrow in October 1999, intending to refinance and shift its construction related accounts payable into long-term financing. In order for the Company to receive the bond financing, the Company must meet certain financial and operating criteria unless waived by the holder of 100% of the bonds. These criteria under the current bond agreement include delivering to the trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursement shall not be less than 2 to 1. As of September 30, 2001, the Company had not met the aforementioned criteria for releasing the entire $16.5 million of bonds from escrow. However, AERT has the right to re-market a portion or all of the bonds under different terms and financial criteria than those set forth in the current bond agreement and intends to attempt to do so in the fourth quarter of 2001. On October 16, 2001, the bonds were purchased by an Arkansas bank. The new reset date is January 16, 2002. The Company intends to attempt to remarket the bonds prior to the reset date. There is no assurance the Company will be successful in meeting the current standards required to receive the entire bond financing proceeds, in re-marketing the bonds under different terms or in obtaining necessary financing from other sources.

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

Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities for the nine months ended September 30, are as follows:

                                          2001              2000
                                      (unaudited)        (unaudited)
                                      ------------      ------------
Receivables                           $   (959,396)     $   (364,858)
Inventories                                 (9,925)         (197,347)
Prepaid expenses and other                (793,581)          (86,806)
Accounts payable -
  Trade and related parties               (146,006)       (1,802,137)
Accrued liabilities                      1,325,780           407,398
                                      ------------      ------------
                                      $   (583,128)     $ (2,043,750)
                                      ============      ============

Cash paid for interest                $    556,523      $    376,368
                                      ============      ============

Supplemental disclosure of non-cash investing and financing activities:

                                                           2001              2000
                                                       (unaudited)        (unaudited)
                                                       ------------      ------------
Notes payable for financing of insurance policies      $    206,440      $    278,457
Accounts / notes payable for equipment                      271,840           750,192
Interest paid in common stock                               519,997                --

Note 5: Income Taxes

No income tax provision was recorded for the nine months ended September 30, 2001, due to the realization of previously unrecognized net operating loss carryforward.

Note 6: Litigation

The Company was a counterclaim defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believed this action was without merit and vigorously defended itself. The Company prevailed at trial with no award of damages and plaintiff's appeal has been dismissed for lack of prosecution as of October 24, 2001.

The Company was sued in May 2000 for royalties allegedly due under a 1987 settlement agreement between the founders of AERT and a licensor of supposedly confidential information relating to the manufacture of wood and plastic composite products in our Junction, Texas, facility. Under the 1987 settlement agreement, our founders agreed to pay a royalty of $10 per ton on products, if any, produced in or within 500 miles of Junction, Texas, if such products were produced using confidential information of the licensor. The Company contends that the allegations made by successors in interest to the licensor are barred by the passage of time, that we are not bound by the 1987 settlement agreement, and that we have not used any confidential information of the licensor. Findings by the federal court that we are bound by the 1987 settlement agreement and that we have used confidential information of the licensor could subject AERT to a financial liability of $10 per ton for products produced in the Junction facility from May 1986 forward, together with allowable pre- and post-judgment interest. The Company is preparing for the trial on this issue that is expected to begin mid November 2001.

Note 7: Warrants

Effective June 30, 2001, the Company adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) with no effects with the exception of warrants that are indexed to and potentially settled in the Company's common stock. These warrants have been accounted for under the provisions of Emerging Issues Task Force abstract 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19). The Company modified certain of its warrant related registration rights agreements as of June 30, 2001, so that those warrants would be classified as equity rather than debt in its balance sheet under the provisions of EITF 00-19. As a result of these modifications, there was no impact on earnings from the cumulative effect of a change in accounting principle.

In accounting for its derivative contracts at June 30, 2001, the Company recorded $8,419,345 in warrants outstanding in the equity section of its balance sheet and decreased its additional paid-in capital by the same amount, leaving its total stockholder's equity amount unaffected. The warrant valuation was determined as of June 30, 2001 using the Black-Scholes option-pricing model, with the following details and assumptions. The underlying stock price was $0.87. Exercise prices of the warrants ranged from $0.31 to $3.00. The volatility of the stock underlying the warrants ranged from 46.42% to 87.27%, and the risk-free rates of return ranged from 3.63% to 4.82%.

Note 8: Segment Information

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

As of September 30, 2001, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

Net Sales -Three months ended September 30,                           2001          2000
-----------------------------------------------------------------  -----------  -----------
Commercial and residential decking surface components              $ 7,164,888  $ 5,555,868
Exterior door, window and housing trim components                    1,961,493    1,626,568
Industrial flooring                                                    119,785      355,457
                                                                   -----------  -----------
                                                                   $ 9,246,166  $ 7,537,893
                                                                   ===========  ===========


Net Sales -Nine months ended September 30,                             2001          2000
-----------------------------------------------------------------  ------------  ------------
Commercial and residential decking surface components              $ 19,994,528  $ 15,117,604
Exterior door, window and housing trim components                     4,795,150     5,653,218
Industrial flooring                                                     499,013       582,086
                                                                   ------------  ------------
                                                                   $ 25,288,691  $ 21,352,908
                                                                   ============  ============


Gross Margin - Three months ended September 30,
--------------------------------------------------------------------------------

                                      2001                              2000
                           Springdale        Junction        Springdale        Junction
                          ------------     ------------     ------------     ------------
Net revenues              $  5,809,474     $  3,436,692     $  4,071,128     $  3,466,765
Cost of goods sold           4,009,809        2,688,629        3,081,552        2,825,820
                          ------------     ------------     ------------     ------------
Gross margin              $  1,799,665     $    748,063     $    989,576     $    640,945
                          ============     ============     ============     ============


Gross Margin - Nine months ended September 30,
--------------------------------------------------------------------------------

                                      2001                              2000
                           Springdale        Junction        Springdale        Junction
                          ------------     ------------     ------------     ------------
Net revenues              $ 14,484,806     $ 10,803,885     $ 11,195,408     $ 10,157,500
Cost of goods sold          10,050,816        8,324,922        9,421,406        7,670,009
                          ------------     ------------     ------------     ------------
Gross margin              $  4,433,990     $  2,478,963     $  1,774,002     $  2,487,491
                          ============     ============     ============     ============

Note 9: Earnings Per Share

                                               Three Months       Three Months        Nine Months        Nine Months
                                                   Ended              Ended              Ended              Ended
                                               September 30,      September 30,      September 30,      September 30,
                                                    2001               2000               2001               2000
                                               -------------      -------------      -------------      -------------
Net income (loss) (A)                          $     251,387      $    (427,926)     $     290,001      $    (908,830)
                                               =============      =============      =============      =============

Assumed exercise of stock options and
  warrants                                        19,273,143                 --         19,103,127                 --

Application of assumed proceeds
  of $12,769,387 and $12,420,013
  toward repurchase of
  stock at average market prices
  of $1.09 and $1.03 per share for
  the three and nine months ended
  September 30, 2001, respectively               (11,715,034)                --        (12,058,265)                --
                                               -------------      -------------      -------------      -------------

Net additional shares issuable                     7,558,109                 --          7,044,862                 --
                                               =============      =============      =============      -------------

Adjustment of shares outstanding:
 Weighted average common
 shares outstanding                               27,457,444         25,967,462         27,237,884         25,868,487
 Net additional shares issuable                    7,558,109                 --          7,044,862                 --
                                               -------------      -------------      -------------      -------------

 Adjusted shares outstanding (B)                  35,015,553         25,967,462         34,282,746         25,868,487
                                               =============      =============      =============      =============
Net income (loss) per common
 share - Diluted (A) divided by (B)            $        0.01      $       (0.02)     $        0.01      $       (0.04)
                                               =============      =============      =============      =============


The Company has additional options and warrants that were not included in the calculation of diluted earnings per share (EPS). Those options (293,500 for the three and nine months ended September 30, 2001) and warrants (4,784,204 and 5,109,204 for the three and nine months ended September 30, 2001, respectively) were either antidilutive and/or not exercisable at September 30, 2001. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

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

In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations for the quarter and nine months ended September 30, 2000. Therefore, Basic EPS and Diluted EPS are computed in the same manner for the quarter and nine months ended September 30, 2000.

Note 10: New Accounting Standard

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144), to be effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS supersedes FASB Statement No. 121 but retains Statement 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Management believes the impact of SFAS 144 will not be significant to the financial statements as reported.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

GENERAL

Advanced Environmental Recycling Technologies, Inc. develops, manufactures and markets composite building materials that can be used as an alternative to traditional wood products for exterior applications in building and remodeling homes. We use waste wood fiber and reclaimed polyethylene plastics as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic, have been extensively tested and are used by several leading national companies, such as the Weyerhaeuser Company and Therma-Tru. Our products are marketed under the trade names LifeCycle(R), MoistureShield(R), Weyerhaeuser ChoiceDek(R) Classic and Weyerhaeuser ChoiceDek(R) Plus and the recently introduced Weyerhaeuser ChoiceDek(R) Brushed. Our decking distribution is with Weyerhaeuser Building Materials with 71 customer service centers across the US and Canada, providing logistics services to manufacturers, lumber dealers and home centers. We also recently introduced an exterior trim and fascia system under the trade name MoistureShield(R) CornerLoc(TM) and LifeCycle(R) fencing.

Our sales are primarily in the following markets:

   o Commercial and residential decking surface components and accessories such as handrails,

   o  Exterior door, window and housing trim components and fencing, and

   o  Industrial flooring.

We currently operate two manufacturing and recycling facilities. Our Junction, Texas facility currently manufactures primarily decking components, ChoiceDek(R) Classic, on three smaller original extruder lines. Our door, window and housing trim components are manufactured at our Springdale, Arkansas facility, along with our LifeCycle(R) and ChoiceDek(R) Plus lines of decking products, and all of our heavy industrial flooring. We now have three larger extruder lines and a plastic recycling facility in operation at our Springdale location. We have focused on improving our manufacturing efficiencies and reducing our manufacturing costs at the Junction and Springdale manufacturing facilities. Once demand exceeds the current capacity, two of the existing extrusion lines at the Springdale manufacturing facility will be further upsized and/or a fourth composite extrusion line will be added. A fourth extrusion line can be installed in approximately four to six months once construction funding becomes available. A second plastic recycling facility and a third composite extrusion facility are planned for Springdale once we become consistently profitable and the bond financing funds become available.

We recently opened a plastic recycling warehouse and transfer facility in Springdale, Arkansas, and increased our collection efforts. This is in advance of and in preparation of building an additional plastic recycling plant later this year.

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

Our composites manufacturing process involves proprietary and patented technologies and specialized manufacturing equipment, custom-built or modified for us. The process uses plentiful, lower cost raw materials, such as recycled plastics and wood-filler materials and, in certain cases, special additives or virgin plastics in varying mixtures. The mixtures can be specifically formulated based on our customers' desired end product specifications. The encapsulation of wood fibers in plastic creates a consistent material, free of foreign matter, which can be extruded into a desired shape. Our composite building material became a patented product in June 1998 (U. S. Patent No. 5,759,680).

RESULTS OF OPERATIONS

  Quarter Ended September 30, 2001 Compared To Quarter Ended September 30, 2000

Net sales increased significantly to $9,246,166 for the quarter ended September 30, 2001, which represented an increase of $1,708,273 or 23% over the quarter ended September 30, 2000. The third quarter 2001 composite net sales consisted of door, window and housing trim component (MoistureShield(R)) sales of $1,961,493, decking product (ChoiceDek(R)) sales of $7,164,888 and industrial flooring sales of $119,785. These figures compare with third quarter 2000 MoistureShield(R) sales of $1,626,568, decking product (ChoiceDek(R)) sales of $5,555,868 and industrial flooring sales of $355,457.

The Texas plant was shut down for maintenance and repair work during the quarter and experienced a slight decrease of $30,073, or 0.9%, in net sales to $3,436,692 in the third quarter of 2001 from $3,466,765 in the third quarter of 2000. The Texas plant now produces primarily the ChoiceDek(R) Classic product line. The production upgrades initiated late last year helped boost productivity. This move streamlined and focused the products produced at the Texas plant and helped make it more efficient. However, Texas is an older plant that is now requiring more maintenance and has higher raw material costs. The Springdale plant reported composite sales of $5,809,474 in the third quarter of 2001, compared to $4,071,128 in the third quarter of 2000, a 43% increase. The Springdale plant produces the Company's MoistureShield(R) lines for its door, window, housing trim and industrial flooring for its industrial OEM customers, as well as decking and decking accessories.

Cost of goods sold increased $791,066, from $5,907,372 for the quarter ended September 30, 2000 to $6,698,438 in 2001. However, cost of sales as a percent of net sales decreased 6% from 78% in 2000 to 72% in 2001. This decrease in cost of goods sold as a percentage of net sales was primarily attributable to efficiency improvements in the plastic recycling, extrusion and milling processes and continued reduction of costs due to the successful implementation of the various cost reduction programs. These programs included the installation of waste burning cogeneration systems at both production facilities in the second quarter of 2001, resulting in a substantial reduction of energy and waste disposal costs. In addition, there were decreases in the following expenses: leases, rents, tooling, and supplies. Significant cost categories were as follows for the quarter ended September 30:

                                              2001          2000
                                           -----------   -----------
Payroll and payroll taxes                  $ 2,065,043   $ 1,952,897
Depreciation                                   673,398       629,951
Raw Materials                                1,978,173     2,007,288
Other                                        1,981,824     1,317,236
                                           -----------   -----------
Total                                      $ 6,698,438   $ 5,907,372
                                           ===========   ===========

Payroll and payroll taxes increased due to increased production and sales at both production facilities, but decreased as a percentage of sales. Raw material costs decreased, even though sales increased, due to efficiency improvements in the internal plastic recycling process, combined with increased sourcing from more competitive suppliers, and higher product yields in the extrusion and milling processes in Springdale.

Selling, general and administrative expenses increased $178,437 in the third quarter of 2001 to $1,928,047, compared to $1,749,610 for the third quarter of 2000. The increase was due to an increase in salaries, travel and meals, and advertising and promotion. Professional fees decreased $79,396 in the September 2001 quarter when compared to the September 2000 quarter, and marketing expenses increased to $309,481 for the quarter ended September 30, 2001, as compared to $247,071 for the quarter ended September 30, 2000. As a percentage of sales, selling, general and administrative expenses decreased to 21% for the quarter ended September 30, 2001 from 23% for the quarter ended September 30, 2000. The Company added a new V.P. of Sales and increased its sales and support staff during the first three quarters of 2001. The Company's national advertising program for decking, which includes print, trade shows and limited cable television advertising is a marketing strategy with the goal of significantly increasing sales and gaining increased market acceptance of its ChoiceDek(R) decking products into national distribution in conjunction with Weyerhaeuser Building Materials, its North American decking distributor. The Company continues to expand distribution.

Net income for the quarter ended September 30, 2001 was $251,387. This is an earnings improvement of $679,313 when compared to a net loss of $427,926 for the third quarter of 2000.

There can be no assurance that the Company can attain its anticipated continued operating improvements, that it can continue to gain market share and increase sales, that raw material costs will not increase and that additional sales price increases will be possible or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

  Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net sales for the nine months ended September 30, 2001, increased by $3,935,783, or 18%, over the same period a year ago. The increase in sales was attributable to the addition of a third extrusion line at the Company's Springdale facility and production upgrades at the Company's Junction facility combined with improved throughputs and efficiencies at both facilities. Cost of goods sold for the nine months ended September 30, 2001, increased $1,284,323, or 8%, over the same period a year ago. As a percentage of sales, cost of goods sold decreased 7% from 80% in 2000 to 73% in 2001. The increase in cost of goods sold was attributable to increases in raw materials costs, payroll expenses, utilities and depreciation expense.

Significant cost categories were as follows for the nine months ended September 30:

                                              2001          2000
                                           -----------  -----------
     Payroll and payroll taxes             $ 5,815,985  $ 5,497,625
     Depreciation                            1,988,181    1,604,776
     Raw Materials                           5,938,147    5,766,396
     Other                                   4,633,425    4,222,618
                                           -----------  -----------
     Total                                 $18,375,738  $17,091,415
                                           ===========  ===========

Payroll expenses increased due to the increase in production capacity at the Springdale facility. Raw material costs increased as a result of increased sales. The depreciation expense increase came as a result of the addition of the third Springdale extrusion line and the upgrade of the Springdale raw material and blending systems.

Selling and administrative costs for the nine months ended September 30, 2001, increased by $1,330,831, or 31%, over the same period a year ago. The increase in selling and administrative costs was due to increases in salaries, professional fees, advertising, commissions, and factoring fees. The addition of customer service and marketing personnel contributed to the salaries and advertising increases. The increases in commissions and factoring fees were attributable to increased sales. Interest costs increased $219,694 over the nine months ended September 30, 2001, due mainly to the addition of the $4.5 million Arkansas State Bank loan, which is 80% guaranteed by the USDA, and an increase in the interest rate on the Company's industrial development revenue bonds that are currently held in escrow.

Net income for the nine months ended September 30, 2001 was $290,001, or $0.01 per weighted average common share, an earnings improvement of $1,198,831 over the loss for the nine months ended September 30, 2000 of $908,830, or $0.04 per weighted average common share.

There can be no assurance that the Company can attain its anticipated continued operating improvements, that it can continue to gain market share and increase sales, that raw material costs will not increase and that additional sales price increases will be possible or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

RECENT DEVELOPMENTS

  401(k) Plan

During December 2000, the Company initiated the A.E.R.T. 401(k) Plan (the Plan) for the benefit of all eligible employees. The Plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the Plan. The Plan provides that the Company may elect to make employer-matching contributions equal to a percentage of each participant's voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. Profit sharing contributions to the Plan can range from 0% to 15% of participants' annual compensation. During the quarter ended September 30, 2001, no matching or profit sharing contributions were made to the Plan.

  Liquidity and Capital Resources

At September 30, 2001, the Company had a working capital deficit of $4,878,292, which is a $1,926,701 decrease as compared to a working capital deficit of $6,116,490 at September 30, 2000. The deficit is primarily attributable to the Company's delays in completing construction and starting up its additional extrusion lines in a timely manner, and the resultant negative cash flow from the Springdale plant during the majority of 2000. The weather related problems experienced by the Texas plant during the fourth quarter of 2000 also contributed to the deficit as well as legal expenses related to ongoing litigation.

Management's decisions regarding sales growth and financing significant capital expenditures with short-term bridge loans also contributed to the working capital deficit. Of such deficit, involving total liabilities of approximately $28 million as of September 30, 2001, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $2.6 million was notes and accounts payable to the Company's major stockholder and companies controlled by her, $2 million was in short-term bridge loans, and approximately $4.3 million was in payables. The $4.9 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to acquire short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. Even with the Texas plant's fourth quarter problems, which substantially reduced sales and negatively impacted operations, and the working capital deficit and loss in 2000, the Company generated sufficient cash flow to more than cover debt service. Cash flow available for debt service for the quarter ended September 30, 2001, was approximately $1,348,000. This increase from $586,000 for the same period a year earlier is a $762,000 or 130% improvement.

The Company successfully closed a $16.5 million tax-exempt bond financing into escrow during the fourth quarter of 1999, which is intended to refinance and shift its construction and expansion related accounts payable into long-term financing. The Company has increased production and intends to significantly increase positive cash flows, attain profitability and then break escrow of a portion or possibly all of the bonds. Certain requirements must be met in order for the Company to break escrow. These requirements include delivering to the Trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Furthermore, unless waived by the holder of 100% of the bonds, the Company must also deliver to the Trustee satisfactory evidence that for any consecutive 12 month period commencing on or after the date of the issuance of the bonds, the long-term debt service coverage ratio, as defined, has been not less than 2 to 1, and the projected long-term debt service coverage ratio for the 24 month period subsequent to the first disbursal from the Project Fund shall be not less than 2 to 1. In addition, the bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the bonds were repurchased by the bond holder and a new reset date of October 13, 2001, was established subject to the same terms and covenants previously described above except the interest rate changed to 6.4%. As of September 30, 2001, the Company had not met the aforementioned criteria for releasing the entire $16.5 million of bonds from escrow. However, AERT has the right to re-market a portion or all of the bonds under different terms and financial criteria than those set forth in the current bond agreement and intends to attempt to do so in the fourth quarter of 2001. On October 16, 2001, the bonds were purchased by an Arkansas bank. The new reset date is January 16, 2002. The Company intends to attempt to remarket the bonds prior to the reset date. There is no assurance the Company will be successful in meeting the current standards required to receive the entire bond financing proceeds, in re-marketing the bonds under different terms or in obtaining necessary financing from other sources.

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

Cash increased $235,746 in the nine months ended 2001. Significant components of that increase were: (i) cash provided by operating activities of $2,060,146, which consisted of net income for the period of $290,001 increased by depreciation and amortization of $2,137,007 and decreased by other uses of cash of $366,862; (ii) cash used in investing activities of $766,987, and (iii) cash used in financing activities of $1,057,413. Payments on notes during the period were $496,946. At September 30, 2001, the Company had bonds and notes payable in the amount of $23,518,003, of which $19,151,533 was current bonds and notes payable or the current portion of long-term debt. Of the current bonds and notes payable, $2,257,463 or 12% was to the major stockholder and other investors closely associated with the Company. The Company intends to pay down the remaining $1.65 million in bridge financing from cash flow and/or refinancing during 2001, and the final balance upon successful completion of the bond financing.

FUTURE PLANS

At September 30, 2001, the Company had a substantial working capital deficit of $4,878,292. The Company has incurred net losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, the Company has limited financial resources available to support its operations and in the past few years has, in large part, been supported by certain major shareholders in conjunction with several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. The Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due.

The Company also has litigation outstanding against it as described in Note 6 and the outcome of which is uncertain. If the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims unless it curtailed or limited its expansion program. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors and its ability to successfully mass-produce and market its products at economically feasible levels.

The Company believes that further improvement and streamlining of its manufacturing rates and efficiencies along with the additional production capacity at its Springdale facility will allow it to further reduce costs and improve gross margins. The ability to significantly lower unit production costs while further increasing sales will enable the Company to continue to improve on the level of operations in the fourth quarter of 2001, which will allow for increased cash flows from operations.

The Company has also embarked on a cost reduction plan aimed at significantly reducing duplication, operating and/or extraordinary costs during 2001. We have targeted in excess of $1.75 million of costs from existing operations that we intend to eliminate as part of this plan. One example of how the Company intends to achieve the efficiencies described above is by the use of the cogeneration units completed during the second quarter of 2001 at both facilities.

These units utilize waste sawdust or paper for dry fuel and eliminated and/or reduced natural gas and propane costs for drying wood fiber at both facilities. The Company believes these improvements will significantly reduce or eliminate the need for additional sources of capital to support its operations. Also, management believes that increased production and sales, an improved product focus, and reduced plastics division raw material costs will allow it to sustain profitability. Additional production volumes from its Springdale plant combined with continued improvements in production efficiency and capacity, as previously discussed, will be required for the Company to further increase sales levels to those necessary to sustain profitable results from operations, provide funds to repay the Company's outstanding obligations, meet the requirements to remove the bond proceeds from escrow, refinance all or a portion of its short-term debt into long-term debt and meet its debt service schedule.

The Company continues the introduction of its decking products into the home improvement market and anticipates soon being in home improvement warehouses or big box stores across the nation in 2002. This increase is in addition to its existing contractor oriented decking dealer base through Weyerhaeuser. The Company believes that this market segment is targeted towards the home improvement and remodel market, which allows us more diversification during periods of economic slowdowns or uncertainty. In conjunction with this program the Company has introduced a new exterior trim and fascia product called MoistureShield(R) CornerLoc(TM) which is designed to complement fiber cement siding. The Company hired a new V.P. of Marketing and Sales, Mr. Jim Precht, in the first quarter of 2001. Mr. Precht joins us after 32-years of industry experience, including Weyerhaeuser. Mr. Precht's objective is to upgrade the Company's sales and marketing group in conjunction with the regional Weyerhaeuser distribution centers. Currently, the sales and marketing group consists of seven sales associates and five sales and marketing support associates. Mr. Precht is also working with the sales and marketing group in conjunction with improving the sales focus of the Weyerhaeuser customer service and/or the distribution centers in order to handle substantially increased sales. The Company anticipates this will be an ongoing program, which will increase market share and distribution throughout the nation in the ensuing years. These increased sales and customer efforts are designed to maximize our existing production facilities to the $50 million sales range and position us to further increase and time distribution and/ or demand for our third composite extrusion facility. As production and sales volume increase, the Company believes it can continue to improve efficiencies and substantially reduce our overhead as a percentage of sales, thus improving cash flow and profitability.

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

FORWARD-LOOKING INFORMATION

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a counterclaim defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believed this action was without merit and vigorously defended itself. The Company prevailed at trial with no award of damages and plaintiff's appeal has been dismissed for lack of prosecution as of October 24, 2001.

The Company was sued in May 2000 for royalties allegedly due under a 1987 settlement agreement between the founders of AERT and a licensor of supposedly confidential information relating to the manufacture of wood and plastic composite products in our Junction, Texas, facility. Under the 1987 settlement agreement, our founders agreed to pay a royalty of $10 per ton on products, if any, produced in or within 500 miles of Junction, Texas, if such products were produced using confidential information of the licensor. The Company contends that the allegations made by successors in interest to the licensor are barred by the passage of time, that we are not bound by the 1987 settlement agreement, and that we have not used any confidential information of the licensor. Findings by the federal court that we are bound by the 1987 settlement agreement and that we have used confidential information of the licensor could subject AERT to a financial liability of $10 per ton for products produced in the Junction facility from May 1986 forward, together with allowable pre- and post-judgment interest. The Company is preparing for the trial on this issue that is expected to begin mid November 2001.


Item 2. Changes in Securities and Use of Proceeds

         Not applicable

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The Company held its annual meeting of stockholders on Friday, July 27, 2001.

         (c) The following sets forth information regarding each matter voted upon at the annual meeting. There were 24,835,117 shares of Class A common stock, 1,465,530 shares of Class B common stock and 900 shares of Series B preferred stock, voting together as a single class, outstanding as of the record date for, and entitled to vote at the 2001 annual meeting.

Item 1. The reelection of Joe G. Brooks, Sal Miwa, Stephen W. Brooks, f Marjorie
S. Brooks, Jerry B. Burkett, Michael M. Tull and Samuel L. Milbank and the election of Delbert Allen and Melinda Davis to the board of directors. The tabulation of votes on this proposal follows:

        Nominees                       For        Withheld
        ----------------------     -----------    --------
        Joe G. Brooks               30,246,603     175,141
        Sal Miwa                    30,225,303     196,441
        Stephen W. Brooks           30,247,103     174,641
        Marjorie S. Brooks          30,239,703     182,041
        Jerry B. Burkett            30,253,103     168,641
        Michael M. Tull             30,253,103     168,641
        Samuel L. Milbank           30,251,703     170,041
        Delbert Allen               30,252,603     169,141
        Melinda Davis               30,251,603     170,141

Item 2. The stockholders approved a proposal to the ratification of appointment of independent auditors, Arthur Andersen, LLP. The tabulation of votes on this proposal follows:

                           Votes For           30,305,372
                           Votes Against           37,171
                           Abstentions             80,801

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K

         (a) Not applicable

         (b) The Company did not file any current reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
                                  (Registrant)


BY: /s/ Joe G. Brooks                          BY: /s/ Edward J. Lysen
JOE G. BROOKS                                  EDWARD J. LYSEN
Chairman                                       Chief Financial Officer

Date:  November 14, 2001                       Date:  November 14, 2001