Form 10-K405
period 2001-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2002-03-29
CIK 849706

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 1-10367

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                   DELAWARE                                      71-0675758
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

          914 NORTH JEFFERSON STREET                               72764
             SPRINGDALE, ARKANSAS                                (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (479) 756-7400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      CLASS A COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES: [X]     NO: [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  YES: [X]     NO: [ ]

      Number of shares of the common stock outstanding at March 20, 2002:
                             CLASS A -- 27,194,374
                              CLASS B -- 1,465,530
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Advanced Environmental Recycling Technologies, Inc. develops, manufactures and markets composite building materials that can be used as an alternative to traditional wood products for exterior applications in building and remodeling homes. We use waste wood fiber and reclaimed polyethylene plastics as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic, have been extensively tested and are used by several leading national companies, such as the Weyerhaeuser Company (Weyerhaeuser) Lowe's Companies, Inc. (Lowe's) and Therma-Tru Corporation. On April 26, 2001, our decking, handrails and stair applications received a national evaluation report "NER" code rating under NER-596. The NER rating provides local building inspectors and code officials with independent testing and installation information regarding our products. This also allowed our decking products to expand into additional markets during 2001. Our products are marketed under the trade names LifeCycle(R), MoistureShield(R), Weyerhaeuser ChoiceDek(R) Classic, Weyerhaeuser ChoiceDek(R) Plus and Weyerhaeuser ChoiceDek(R) Premium. Our decking distribution is with Weyerhaeuser Building Materials with 71 customer service centers across the US and Canada, providing logistics services to manufacturers, lumber dealers and home centers. We recently introduced ChoiceDek Premium into Lowe's stores during the first quarter of 2002. During January 2001, we introduced an exterior trim and fascia system under the trade name MoistureShield(R) CornerLoc(TM).

     Our sales are primarily in the following markets:

     - Commercial and residential decking surface components and accessories such as balusters and handrails,

     - Exterior door, window and housing trim components, and

     - Industrial flooring.

     We currently operate two manufacturing and recycling facilities. Our Junction, Texas facility currently manufactures primarily decking and decking components, ChoiceDek Classic and ChoiceDek Premium, on two extruder lines. Our door, window and housing trim components, (MoistureShield) are manufactured at our Springdale, Arkansas facility, along with our LifeCycle, ChoiceDek Plus, and ChoiceDek Premium lines of decking products, and all of our heavy industrial flooring. We now have three extruder lines and a plastic recycling facility in operation at our Springdale location. We have focused on improving our manufacturing efficiencies and reducing our manufacturing costs at the Junction and Springdale manufacturing facilities. Because of increased demand, two of the existing extrusion lines at the Springdale manufacturing facility will be upsized in 2002 and a fourth composite extrusion line will be added. A second plastic recycling facility and a third composite extrusion facility are also planned for Springdale. The timeliness of the implementation of the projects are subject to the availability of financing from either the proceeds of our industrial development bond financing currently held in escrow or from other debt or equity financing, of which there can be no assurance in either case (see Liquidity and Capital Resources and Note 5. Bonds Payable). In 2001, we opened a plastic recycling warehouse and transfer facility in Springdale, Arkansas, and increased our collection efforts. This is in advance of and in preparation of building an additional plastic recycling plant.

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

     - They are less subject to rotting, cracking, warping, splintering, and insect infestation and water absorption than conventional wood materials.

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

     Our composites manufacturing process involves proprietary technologies, certain of which is patented, and specialized manufacturing equipment, custom-built or modified for us. The process uses plentiful, lower cost raw materials, such as recycled plastics and wood-filler materials and, in certain cases, special additives or virgin plastics in varying mixtures. The mixtures can be specifically formulated based on our customers' desired end product specifications. The encapsulation of wood fibers in plastic creates a consistent material, free of foreign matter, which can be extruded into a desired shape. Our composite building material became a patented product in June 1998 under U.S. Patent No. 5,759,680.

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

     The Company has been selling decking since 1993. Our first major decking project was installed in 1993 at South Padre Island in Texas. In May 1995, the Company signed a marketing and distribution agreement with Weyerhaeuser BMD to distribute decking under the name ChoiceDek, in order to gain a national presence.

     In 1995, the decking gross sales were $762,179. Gross sales for decking has risen steadily the last four years from $4.3 million in 1998, $10.4 million in 1999, $20.2 million in 2000 to $27.3 million in 2001. Decking and decking products are an important part of our growth.

     The Company began a marketing program in 2001 based upon extensive store testing, intended to increase decking distribution into the home improvement warehouse market. In December 2001, the Company entered into a three-year, ongoing renewable agreement with Weyerhaeuser and Lowe's stores for sales of ChoiceDek Premium, exclusively through Lowe's stores. The agreement calls for AERT to dedicate production for a minimum of 1,500 truckloads during 2002 and for Weyerhaeuser to guarantee to purchase said minimum volume for distribution and sales to Lowe's. The product will be distributed primarily through Lowe's distribution channels with Weyerhaeuser providing fill-in and back-up distribution. Lowe's is also providing dedicated retail shelf space in all of its 740 stores in 42 states for ChoiceDek Premium and has commenced a marketing campaign in print and television advertising.

     As a condition for being awarded the Lowe's contract the Company was required to develop and build a new upscale handrail and post system. The new railing system was developed during the fourth quarter 2001 and commenced production during the first quarter 2002. It will be available initially to consumers through Lowe's stores but will not be exclusive to Lowe's.

     The Company believes that Weyerhaeuser will have the majority of the Lowe's stores reset with ChoiceDek Premium by the second quarter of 2002. In addition, the Company intends to begin testing its MoistureShield trim products in selected Lowe's stores during 2002.

     This contract will strengthen our position in the decking marketplace and in the remodeling sector. The impact of these agreements will be evident in 2002 and will require additional production capacity in the near future. There will be significant advertising during the spring and summer of 2002 that will enhance the name of ChoiceDek to a wide range of consumers, including both home improvement purchasers and contractors.

     This development will greatly improve the Company's move into the home improvement markets that started in 2001. The Company will also have decking products for other distribution channels; ChoiceDek Classic and ChoiceDek Plus, as well as the ChoiceDek decorative railing system through Weyerhaeuser to accommodate a wider range of applications through independent contractor oriented lumber dealers. All decking products are promoted through displays at regional and local home, lawn and garden shows, as well as store demonstration displays and marketed on our web site on the Internet at http://www.choicedek.com. The Company also has print and cable TV advertising targeted towards the residential decking market and began marketing into home improvements warehouses during 2001.

     For our MoistureShield marketing efforts for door, window and housing trim manufacturers, to the extent a prospective customer currently uses wood for component pieces, the Company emphasizes the "value-added" potential of its MoistureShield composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics. The Company also calls the prospective customer's attention to the savings in time and expense that can be achieved by designing into the equipment used in the extrusion process much of the millwork required in the customer's finished product. Also by using our composite components the customers will avoid the need for chemical treatments to their final product, which is often necessary to be added to wood products to avoid rot and sustain durability. Our MoistureShield composite components have additional durability and performance, which allow our customers to extend the lifetime or warranties of their products while reducing or eliminating maintenance costs. The Company will continue to work on expanding its MoistureShield line of products, and an additional source of information relating to MoistureShield is available on the Internet at http://www.moistureshield.com. Our newest product line, which is an exterior trim system was introduced using the trademark MoistureShield(R) CornerLoc(TM).

     MoistureShield composites have been marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Increased interest rates can lead to reduced homebuilding activity. Reductions in construction activity could have an adverse effect on the demand for AERT composites. The Company places a major emphasis on components for customers in the home improvement market; however, the Company has recently expanded its marketing focus to accommodate a wider range of products and applications, and is continuing to significantly increase market distribution during 2002.

     In conjunction with expanding its decking towards nationwide distribution and providing increased customer service, the Company began expanding its sales group during late 1999. During the first quarter of 2001, the Company added a new Vice President of Sales and Marketing, Jim Precht, who has 32-years of experience. The Company over the last year has transferred its sales and customer service functions to the corporate office in Springdale. With the recent introduction of ChoiceDek Premium decking line and MoistureShield CornerLoc exterior trim and fascia system, along with the decking products moving into Canada and also into approximately 740 Lowe's stores, plus the expansion plan by Lowe's of over 100 stores each year for the next three years and along with continued emphasis on the contractor/segment dealer; it is our intent to expand and improve our sales and customer service group and related functions. Mr. Precht is working to expand our marketing, sales and customer service functions, in conjunction with improving the sales focus of the Weyerhaeuser customer service and/or distribution centers, in order to handle substantially increased sales. Initially, this was a one-year effort jointly sponsored by Weyerhaeuser.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company's composites are currently manufactured primarily from hardwood fiber, cedar fiber and polyethylene industrial and post-consumer film scrap and ground industrial and post-consumer high-density polyethylene containers, as well as other sources of consistent compatible polyethylene waste products. The Arkansas facility utilizes hardwood fibers as its wood source. AERT has entered into supply agreements for the hardwood fiber and a portion of the waste plastics used in its composite manufacturing process. It is the Company's intention to enter into additional supply agreements in the future. The Company currently purchases raw materials from sources that it believes are dependable and adequate for its short-term manufacturing requirements, and the Company believes suitable alternative sources are available. The Company currently has several long-term supply agreements with companies that generate waste polyethylene at different manufacturing plants. Additional raw material supply sources of both plastic and wood fiber will be required for the Company to continue to increase composite production and sales. The Company also intends to increase its growth with products that are not manufactured with cedar fiber. The Company has and is currently working to enter into formal supply agreements for both additional plastic and fiber supplies. The Company has experienced increased competition for waste plastics in the past and raw material prices have increased. To partially offset increased raw material costs, the Company is working to increase the efficiencies of its recycling facilities along with increasing the amount of raw materials processed internally. A significant disruption of supply arrangements and/or significant increases in raw material prices could have a materially adverse effect on AERT's operations.

     Cedar Fiber. The Junction, Texas composite facility is located near four cedar mills, which extract cedar oil for perfumes and industrial detergents and dispose of the cedar fiber as a by-product of their operations. These mills in the past have sold cedar fiber as a drilling mud bridging agent for the oil field industry. With the increase in natural gas prices during 2000, competition for cedar fiber increased. The Company, in the past, had purchased the entire wood fiber required for its manufacturing purposes from these mills but began a diversification program during 2001. As the Company's ChoiceDek Classic product line continues to grow, additional cedar fiber will not be required, as the Company has arranged alternative wood fiber sources which are more reliable at this same time. The disruption associated with inadequate cedar fiber supplies hurt the Texas operation during 2000. The Company has manufactured its composite material with other types of wood fibers, primarily hardwood. The Company began a manufacturing program with hardwood waste for a line of hardwood decking in Texas and has located a number of substitute wood fibers other than cedar, which are currently available.

     Hardwood Fiber. The Springdale facility is located in the Ozark Mountain area with numerous hardwood mills and manufacturers. The Company has established a minimum of two hardwood suppliers for the Springdale facility and has not experienced any limitations with regard to hardwood supplies or service.

     Recycled Plastics. The cost of recycled waste plastics for use in the composites manufacturing process has been subject to significant market and quality fluctuations over the past several years and the Company has experienced supply problems associated with contaminated plastics in the past. In an effort to reduce its exposure to price volatility, inconsistent quality, and potential supply disruptions, the Company in 1990 developed its own patented plastic recycling technologies and established the waste Plastics Reclamation Unit in Rogers, Arkansas to assure itself of a cleaner, more dependable, and consistent supply of plastic raw material for its composite manufacturing operations. The Company currently performs its Low-Density Polyethylene (LDPE) processing function at its facility in Springdale, Arkansas, as well as with three outside independent contractors who process plastic for the Company. The Company has also recently established several additional plastic supply sourcing relationships in order to broaden its sources of supply. The Company has recently acquired and/or leased equipment and is preparing to add in-house plastic grinding and processing capacity. We believe this will help us lower a portion of our raw material costs when completed. We expect this additional plastic processing to come on-line during the third quarter of 2002, subject to the availability of financing from either the proceeds of our industrial development bond financing currently held in escrow or from other debt or equity financing, of which there can be no assurance in either case (see Liquidity and Capital Resources and Note
5. Bonds Payable).

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

     These films are highly contaminated with paper and other non-plastic materials, which makes them less desirable for traditional plastic uses, and thus lessens their value to producers of recycled plastics. However, plastic used for the Company's composites manufacturing units does not require the purity, extensive cleaning, additional washing and melt filtration associated with conventional plastics, and can be processed faster and more economically. Further, the contaminated plastics are acquired by the Company at minimal costs, primarily only handling baling and freight charges. By focusing on contaminated plastics, the Company is able to process these materials through its Plastics Reclamation Unit and produce an acceptable lower-cost feedstock for the composite facilities. The Company believes that it has adequate and reliable sources of LDPE hydropulp, additional industrial LDPE and HDPE sources and HDPE/ LLDPE mixed plastic grocery bags for the near future; however, with increased competition, the Company is experiencing raw material price increases for scrap polyethylene. The Company also from time to time purchases plastic, if available at reasonable costs and quality, from outside sources, such as brokers or other plastic recyclers, to supplement the above-described sources. The Company may also utilize off-spec or virgin plastic when appropriate in order to upgrade or stabilize the quality and performance of some recycled plastics for certain custom orders in order to produce an acceptable quality product.

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

     The Company has filed nineteen patent applications and has received issuance from the United States Patent and Trademark Office for fifteen patents, six of which relate to the Company's composite materials manufacturing operations and product, and nine of which relate to its waste plastics reclamation technologies. The patents issued relate to the Company's composite product, extrusion process and apparatus, its continuous down-stream cooling and forming conveyor system and its plastic reclamation process and equipment. Should the Company's trade secrets be disclosed notwithstanding these efforts, the business and prospects of the Company could be materially and adversely affected.

     The Company was sued in Delaware, in June 1992, by Mobil Oil Corporation seeking a declaratory judgment that four composite product patents were invalid and unenforceable. This was after several members of the Mobil composite products staff toured the AERT Junction, Texas facility in 1991 and signed confidentiality agreements. In February 1994, in litigation with Mobil Oil Corporation, a Delaware jury returned a verdict that four AERT patents on its composite product technology were invalid. Two patents were later restored upon appeal in 1995. A continuation application related to two of the patents in suit was later allowed and issued in 1998 after extensive review by the patent office under U.S. Patent No. 5,759,680. There can be no assurance such additional patents will not be challenged and upheld. The cost of patent protection, and in particular, patent litigation is extremely high. It can also strain resources and inhibit growth. AERT intends to take other steps reasonably necessary in the future to protect its existing technology and any technology that may be subsequently developed.

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

     The Company finalized such initial independent testing and submitted it to the National Evaluation Service, and received a formal rating under NER-596, for its decking products in 2001. The Company believes that a NER listing has helped to further increase sales and market acceptance of its decking products.

COMPETITION

     In seeking to identify MoistureShield(R) CornerLoc(TM), LifeCycle(R), DreamWorks(TM), ChoiceDek(R) Classic, ChoiceDek(R) Plus and ChoiceDek(R) Premium composites as alternative non-wood building materials to high-grade western pine and other woods, aluminum, high-performance plastics, an increasing number of non-wood composites and other construction materials, the Company competes with major forestry product companies, aluminum fabricating companies, and major plastic and petrochemical companies. The conventional material manufacturers with which the Company must compete have, in many cases, long-established ties to the building and construction industry and have proven, well-accepted products.

     Many large competitors also have research and development budgets, marketing staffs and financial and other resources, which far surpass the resources of the Company. There can be no assurance that such competitors will not attempt to develop and introduce similar recycled composite materials. The Company must also compete in the building materials market with certain other plastics recyclers currently manufacturing recycled materials intended for similar building material applications, including decking and fencing. Mobil Oil Corporation entered the market in 1992, after purchasing the assets and technology of a company called Rivenite. Mobil formed a composite products division, opened a plant, and introduced a decking and fencing product called Timbrex; which was later renamed Trex(R). Mobil initiated a large national marketing and advertising program aimed at attaining significant distribution in the decking market. Mobil divested this division in 1996 to a group of Trex managers who named the new company The Trex Co., LLC. In April 1999, it became Trex Company, Inc., and began trading on the New York Stock Exchange. Trex(R) has continued to advertise heavily and generated composite decking sales in excess of $116.9 million during 2001. Additional competition is emerging from various sources for decking.

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

Additional competitors in the non-wood decking segment of the decking market are Crane Plastics, Louisiana-Pacific, CertainTeed Corporation and U.S. Plastic Lumber. As a result, the increasing market demand for composite products is now changing. Several additional competitors are starting to show interest in poly-waste and other plastics, and prices for scrap are increasing. Further, the Company believes that the plastics reclamation processes it has developed for its composite manufacturing business are targeted to the waste management needs of particular industrial waste generators, to plastic film wastes and to other plastic waste generators, whose potential as recycling sources is not being utilized to a significant extent by current plastics recyclers, as compared to post-consumer, source-separated plastic containers recycling processes, in which a substantially greater number of plastics recyclers compete for plastic waste materials.

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

EMPLOYEES

     On December 31, 2001, the Company employed 382 people at its combined facilities, which included 120 employees at the Texas facility, of which 4 were executives and/or office personnel and 116 were full-time factory personnel. At the Arkansas facility, there were 262 employees, of which 26 were executives and/or office personnel and 236 were full-time factory personnel. The Company, from time-to-time, employs additional persons on a part-time basis in its manufacturing operations. The Company is intent on streamlining and automating its manufacturing operations and we hope to attain increased outputs and improved efficiencies without substantially increasing personnel.

OPERATIONS IMPROVEMENTS

     The Company embarked on the cost reduction plan aimed at significantly reducing duplication, operating and/or extraordinary costs during 2001 and eliminated or reduced costs $720,142. In addition to improving the desired efficiencies described above, an example of this is cogeneration units that were installed during first quarter of 2001, at both facilities and will utilize waste sawdust or paper for dry fuel. These cogeneration units eliminated natural gas and propane costs for drying wood fiber at both facilities by $262,618. Such improvements significantly reduce or eliminate the Company's need for additional sources of capital to support its operations. Management believes that increased production and sales, and improved product focus, increased job training, increased throughputs, and reduced plastics division raw material costs have allowed it to attain profitability. Additional production volumes and resultant sales increases from its Springdale plant combined with continued improvements in production efficiency and capacity, as previously discussed, will be required for the Company to further increase sales levels to those necessary to continue to maintain and increase the profitable results from operations, provide funds to repay the Company's outstanding obligations, meet the requirements to remove the bond proceeds from escrow, refinance all or a portion of its short term debt into longer term debt and meet its debt service schedule.

ITEM 2.  PROPERTIES

     The Company conducts its composite products manufacturing operations from two separate facilities, including a 49,000 square foot manufacturing and storage facility on a seven-acre site in Junction, Texas. In accordance with the lease on the Junction facility, the Company exercised its right to purchase this property from Marjorie S. Brooks, a major shareholder in May 2001. The Company believes that the Junction facility is currently suitable for its composite materials manufacturing requirements on a regional basis. The Company is upgrading and improving the Junction facility to provide additional composite capacity and further reduce operating costs.

     The Company's Springdale, Arkansas manufacturing facility consists of 103,000 square feet and is located on 10 acres with a rail siding in the Springdale Industrial District. The Company added storage sheds of approximately 12,000 square feet during 1999. An additional 18,440 square foot storage shed was completed in 2001. The facility has dual sprinkler systems, and is leased by the Company for $19,000 per month with an option to purchase it for $1.8 million. The Company intends to purchase said facility once it breaks escrow, with a portion of its $16.5 million financing (see Liquidity and Capital Resources and Note 5. Bonds Payable).

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

     A second plastic recycling facility warehouse has been leased and became operational during the second quarter of 2001. Additional plastic grinding and processing equipment has been acquired and is designed to come on-line during the last half of 2002. The facility is comprised of 55,000 square feet. The lease is $7,021 per month for two years with a renewal option.

ITEM 3.  LEGAL PROCEEDINGS

     The Company was a counterclaim defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believed this action was without merit and vigorously defended itself. The Company prevailed at trial with no award of damages. The plaintiffs' appeal is pending.

     The Company was sued in May 2000, in a federal action in the Western District of Texas, for breach of contract seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two of our founders in the United States District Court for the Western District. The plaintiffs are seeking approximately $1.2 million in past royalties, plus attorneys' fees, any applicable pre-judgment and post-judgment interest, and a declaration that the Company pay an ongoing royalty in the amount of $10 per ton on future sales from the Company's Junction, Texas facility on production utilizing cedar fiber and recycled plastic. In 2001, the plaintiffs amended the complaint and also sued two of our founders personally, as well as the Company. A bench trial began during the fourth quarter 2001, and post-trial brief concluded in February 2002, and the case is now awaiting decision from the court. The Company believes these allegations are unfounded and without merit and is defending itself accordingly.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock is traded in the over-the-counter market and is listed on The Nasdaq Stock Market(R) under the symbol AERTA. In order to remain listed on Nasdaq, the Company is required to meet certain criteria as maintenance standards established by Nasdaq. One such standard is a minimum bid price of $1.00 per share. A second maintenance standard is to maintain a net equity position of $2 million. At December 31, 2001, the Company's closing stock price per share was $1.15 (and $2.15, as of March 20, 2002) and its net asset value was $4.2 million. There is no guarantee that the Company will maintain these minimum requirements.

     The following table sets forth the ranges of high and low quarterly sales prices (as reported by NASDAQ) of the Company's Class A common stock for the years ended December 31, 2000 and 2001. The quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                                 CLASS A
                                                              COMMON STOCK
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
Fiscal 2000
  First Quarter.............................................  3.563   2.000
  Second Quarter............................................  2.500   1.906
  Third Quarter.............................................  2.313   1.313
  Fourth Quarter............................................  1.438   0.656
Fiscal 2001
  First Quarter.............................................  1.250   0.719
  Second Quarter............................................  1.090   0.750
  Third Quarter.............................................  1.600   0.710
  Fourth Quarter............................................  1.150   0.850

     As of December 31, 2001, there were approximately 1,500 record holders of Class A common stock and 11 record holders of Class B common stock. The number of beneficial owners of the Class A common stock at December 31, 2001 is not known; however, management believes the number of beneficial owners of Class A common stock at December 31, 2001, was in excess of 5,000.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected historical data for the Company for the years ended December 31, 1997 through 2001, derived from the Company's audited financial statements for each such year and should be read in conjunction with such financial statements and the footnotes attached thereto as well as the discussion contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2001          2000          1999          1998          1997
                                  -----------   -----------   -----------   -----------   -----------
STATEMENTS OF OPERATIONS DATA:
Net sales.......................  $33,178,982   $27,508,864   $19,917,133   $12,408,591   $ 7,982,381
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before
  extraordinary gain............      312,864    (2,206,521)   (1,763,736)   (3,653,070)   (1,913,664)
Extraordinary gain..............           --            --            --            --       757,644
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) applicable to
  common stock..................  $   312,864   $(2,206,521)  $(1,763,736)  $(3,653,070)  $(1,156,020)
                                  ===========   ===========   ===========   ===========   ===========
Income (loss) before
  extraordinary gain per common
  share.........................  $       .01   $      (.08)  $      (.07)  $      (.16)  $      (.09)
Extraordinary gain per common
  share.........................           --            --            --            --           .04
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss) per common
  share(1)
  (Basic and Diluted)...........  $       .01   $      (.08)  $      (.07)  $      (.16)  $      (.05)
                                  ===========   ===========   ===========   ===========   ===========
Weighted average number of
  shares outstanding(1).........   27,565,825    26,059,013    24,598,715    22,895,517    21,800,170
BALANCE SHEET DATA:
Working capital (deficit).......  $(4,535,600)  $(6,804,992)  $(7,756,859)  $(4,625,935)  $(3,117,649)
Total assets....................   36,393,071    35,258,304    31,455,793    10,941,927     7,641,328
Long-term debt
  Less current maturities.......    4,303,202     4,486,156        59,656       227,376       588,412
Total liabilities...............   32,194,317    32,548,921    27,947,095     7,164,426     5,290,970
Stockholders' equity............    4,198,754     2,709,383     3,508,698     3,777,501     2,350,358

---------------

(1) The net loss per share of common stock is based on the combined weighted average of shares of Class A and Class B common stock outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net sales were $33,178,982 for the year ended December 31, 2001, which represented an increase of $5,670,118 or 21% over sales of $27,508,864 for the year ended December 31, 2000. Net sales are computed by subtracting from gross sales early pay discounts, returns, dating discounts, allowances and freight charges, which together totaled $867,880 for 2001. The 2001 composite sales consisted of MoistureShield net sales of $6,557,161 and decking (ChoiceDek Classic, ChoiceDek Plus and ChoiceDek Premium) net sales of $26,621,821. These figures compare with 2000 MoistureShield net sales of $7,783,256 and ChoiceDek decking net sales of $19,725,608.

     The Texas plant net sales increased to $13,929,561 in 2001 from $12,283,451, an increase of $1,646,110 or 13.4%. The Texas plant primarily produces the ChoiceDek Classic product line. Texas net sales in 2001 for ChoiceDek Classic were $13,856,638 versus $12,046,741 in 2000, an increase of $1,809,897 or 15%; net sales of MoistureShield were $72,923 versus $236,710 in 2000, a decrease of $163,787. The change to focus Texas on ChoiceDek Classic was intended to improve efficiencies. The Texas plant will also produce ChoiceDek Premium in 2002.

     The Arkansas plant net sales in 2001 increased to $12,765,182, for ChoiceDek decking and $6,484,239 for MoistureShield, for total net sales of $19,249,421, an increase of $4,024,008 or 26% over 2000 sales of $15,225,413.
Decking net sales increased from $7,678,865 in 2000 to $12,765,182 in 2001, an increase of $5,086,317 or 66%. During 2001, MoistureShield net sales were $6,484,239, which was a decrease of $1,062,309 or 14% from 2000 MoistureShield net sales of $7,546,548.

     Cost of goods sold increased $1,314,923 from $22,650,739 in 2000 to $23,965,662 in 2001. However, as a percent of net sales, cost of goods sold decreased 10.1% in 2001, from 82.3% in 2000 to 72.2% in 2001. All three major cost components of the cost of goods sold decreased as a percent of sales; raw materials -3.4%, direct labor -2.3%, and manufacturing overhead -4.3%. In 2001, the Company started the year with a program to reduce its manufacturing costs and it was successful. The following manufacturing expenses were reduced by a total of 4.2% or $720,142 as compared to 2000, repair and maintenance, tooling, leases/rents, supplies, fuel and oil, and waste disposal. A summary of the cost of goods sold is presented below.

     Significant cost categories are as follows:

EXPENSE CATEGORY                                                2001          2000*
----------------                                             -----------   -----------
Payroll and payroll taxes..................................  $ 7,830,167   $ 7,245,558
Depreciation...............................................    2,668,447     2,333,649
Raw Materials..............................................    7,850,884     7,452,625
Other......................................................    5,616,164     5,618,907
                                                             -----------   -----------
          Total cost of goods sold.........................  $23,965,662   $22,650,739
                                                             ===========   ===========

---------------

* Amounts for "Payroll and payroll taxes" and "Other" have been reclassified from the prior year's presentation to compare to the current year presentation for these cost categories.

     Selling, general, and administrative expenses, excluding extraordinary litigation expense of $882,644, increased $774,000 to $6.7 million in 2001 up from $6.0 million in 2000. Including litigation expense, the increase was $1,656,242 to $7,615,072 in 2001 from $5,958,830 in 2000. As a percent of sales,
SG&A increased 1.3% from 2000 to 2001. Excluding the litigation percent increase, the following expenses increased as a percent of sales, salaries, commissions, advertising and promotion, and travel and entertainment. This increase in selling and administrative expenses was directly attributable to increased decking sales. All of these expenses related to the buildup of the sales staff and developmental and marketing expenses for the build up of the brand awareness of ChoiceDek in conjunction with Weyerhaeuser.

     The operating profit for 2001 was $1,598,248, up from an operating loss of $1,100,705 in 2000, a $2.708 million improvement and a significant turnaround over prior periods. The profit was attained by reducing operating costs, even as SG&A increased. Net interest increased to $995,384 in 2001 up $179,568 from $815,816 in 2000.

     The Texas plant recorded a net loss of $294,624 in 2001, a decrease of $376,553 from the net loss of $671,177 in 2000. The Texas plant experienced significant downtime and efficiency reductions associated with capital improvements, combined with reduced fourth quarter sales of ChoiceDek Classic. The Texas plant also carried a significant amount of corporate overhead that may be reduced in future periods as sales continue to increase at other AERT locations. This reflects improvements made in reducing targeted manufacturing overhead expenses by $220,730.

     The Springdale, Arkansas plant recorded a net profit of $607,488 in 2001 as compared to a net loss of $1,535,344 in 2000. This is a positive change of $2,142,832. The earnings improvement resulted from efficiencies implemented in operations and the increase in sales volume while holding expenses at a slower growth rate than the sales increase and, as previously mentioned, the programs to reduce manufacturing overhead expenses which resulted in a savings of $499,412 in 2001.

     The net profit for 2001, the first profitable year in the history of the Company, was $312,864. This compares to a net loss in 2000 of $2,206,521, or an increase in earnings of $2,519,385 over last year.

  YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net sales increased to $27,508,864 for the year ended December 31, 2000, which represented an increase of $7,591,731 or 38% over sales of $19,917,133 for the year ended December 31, 1999. Net sales are computed by subtracting from gross sales early pay discounts, returns, dating discounts, allowances and freight charges, which together totaled $783,329 for 2000. The 2000 composite sales consisted of MoistureShield net sales of $7,783,256 and decking (ChoiceDek Classic and ChoiceDek Plus) net sales of $19,725,608. These figures compare with 1999 MoistureShield net sales of $9,602,405 and ChoiceDek decking net sales of $10,314,728.

     The Texas plant net sales increased to $12,283,451 in 2000 from $10,723,233 in 1999, an increase of $1,580,267 or 14.5%. The Texas plant primarily produces the ChoiceDek Classic product line. Texas net sales in 2000 for ChoiceDek Classic were $12,046,741 versus $9,423,033 in 1999. Net sales of MoistureShield were $236,710 in 2000 versus $1,300,200 in 1999, a decrease of $1,063,490. This decrease in MoistureShield sales was due to the plan to have the Texas plant focus on production of ChoiceDek Classic. Focusing on this major product line provided Texas the opportunity to be more efficient. However, during the fourth quarter of 2000, the Texas plant experienced operational problems associated with raw material disruptions regarding its supplies of cedar fiber. Due to weather related problems, there was a shortage of cedar fiber, which was due to severe, prolonged rainy weather in the area that stopped the harvesting and delivery of the cedar to the cedar mills from which our supply of fiber is generated. In addition, the Texas plant experienced some mechanical problems which were repaired during the downtime, also associated with inadequate fiber supplies. AERT lost an estimated $1.6 million in sales because of these problems.

     The third extrusion line for the Springdale plant was completed and operational in July of 2000. The net sales in 2000 at the Springdale plant were $7,678,865 for ChoiceDek Plus and $6,725,080 for MoistureShield, for total net sales of $15,225,413, an increase of $6,031,513 or 65.6% over 1999 sales of $9,193,900. Decking sales increased from $896,695 in 1999 to $7,678,865 in 2000, an increase of $6,782,170 or 756%. During 2000, MoistureShield sales were $7,546,548, which was a decrease of $755,657 or 9% from 1999 sales of $8,302,205. This decrease in OEM sales was attributable to three factors: (i) a slow down of sales of door and window components in the fourth quarter of 2000,
(ii) a
decline in purchases during the last half of 2000 by a major door component customer, and (iii) production limitations associated with starting up the new MoistureShield CornerLoc system.

     Cost of goods sold increased $5,484,715 from $17,166,024 in 1999 to $22,650,739 in 2000. As a percent of sales, cost of goods sold decreased 4% in 2000, from 86% in 1999 to 82%. Significant improvement was made in spite of the problems with the Texas plant during the fourth quarter and higher raw material costs. The major cost of goods component that increased as a percent of sales was raw materials, up $2,273,130. As a percent of sales, raw materials increased from 26.6% in 1999 to 27.1% in 2000 (.5%). Fuel and propane gas costs also increased significantly over 1999. This increase in raw material costs was primarily due to the continued increase in plastic costs. Payroll and payroll related expenses remained at 30% of sales. The payroll remained constant, as a percent of sales, because of the staffing required streamlining and bringing the Springdale facility closer to full operating capacity. The other manufacturing expenses decreased as a percent of sales by 3%. This resulted in a net decrease of 4% for the overall cost of goods as a percent of sales. A summary of the cost of goods sold is presented below:

     Significant cost categories are as follows:

EXPENSE CATEGORY                                                2000          1999
----------------                                             -----------   -----------
Payroll and payroll taxes..................................  $ 8,144,107   $ 5,997,364
Depreciation...............................................    2,333,649     1,820,152
Raw Materials..............................................    7,452,625     5,301,905
Other......................................................    4,720,358     4,046,603
                                                             -----------   -----------
          Total cost of goods sold.........................  $22,650,739   $17,166,024
                                                             ===========   ===========

     Selling, general and administrative expenses, excluding extraordinary litigation expenses of $583,000, increased $1.64 million to $5.4 million from $3.76 million in 1999. Including the litigation expenses, the increase was $2.192 million to $5,958,830 in 2000 from $3,766,779, in 1999. As a percent of sales, SG&A increased 2.7%, of which the majority was due to litigation costs. Staffing was increased, primarily in marketing and sales, although as a percent of sales, staffing costs decreased slightly from 6.8% to 6.3%. The major SG&A expenses of $1.08 million was advertising and commission expenses for ChoiceDek decking and the Weyerhaeuser distribution arrangements for such projects. Additional promotional expenses were incurred to increase brand awareness of the ChoiceDek and MoistureShield products. Commissions and factoring fees increased as sales increased. The operating loss for year ended December 31, 2000, was $517,705, excluding the litigation costs of $583,000, which brought it to $1,100,705. This loss compares to an operating loss of $1,015,670, for the comparable period a year ago. Net interest expense increased to $815,816 for the year ended December 31, 2000, up $357,750 from $458,066 for the comparable period a year ago. Of such interest expense, $143,379 was for factoring expense and $225,594 was interest on $1.8 million in outstanding bridge notes.

     The Texas plant recorded a net loss in 2000 of $671,177, a decrease of $1,241,185 from the $570,008 profit in 1999. The decrease resulted from the circumstances previously described that affected the fourth quarter and overall results from the Texas plant.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had a working capital deficit of $4,535,600 compared to a working capital deficit of $6,804,992 at December 31, 2000. The Company expended approximately $1.5 million on capital expansion during the year ended 2001, primarily on improving our equipment at both production facilities in the areas of extrusion and raw material processing and plastic production. The reduction in the working capital deficit is primarily attributable to the Company's improving its production processes, reducing costs, paying down the note payables and making a profit. Management's decision to finance significant capital expenditures with short-term bridge loans continues to contribute to the working capital deficit. Of such deficit, involving total liabilities of approximately $32.2 million as of December 31, 2001, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $3.3 million was to the Company's major shareholder or companies controlled by her, $1.65 million was in short term bridge loans, and approximately $4.1 million was in payables. The $4.5 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to issue short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. The Company generated sufficient cash flow to more than cover debt service. Cash flow available for debt service for the year ended December 31, 2001, was approximately $4.5 million, up from $1.36 million, for the year ended December 31, 2000.

     The Company closed a $16.5 million tax-exempt bond financing into escrow during the fourth quarter of 1999, intended to refinance existing obligations and shift construction and expansion related accounts payable into long-term financing. The Company started up the third Springdale composite extrusion line, further increased production and intends to significantly increase positive cash flows, attain profitability and then break escrow on a portion or possibly all of the bonds. In addition, the bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the bonds were repurchased by the bond holder and a new reset date of October 13, 2001 was established.

     Following the events of the September 11 tragedy the bonds were rolled over on October 13, 2001, January 16, 2002 and March 15, 2002. The bonds are currently due for reset on July 16, 2002. Since October 2001, discussions with potential buyers for the bonds have commenced. Currently the terms and covenants of the bonds in regard to the Company's needs are being reexamined and negotiated with potential buyers. The Company will continue to actively attempt to remarket the bonds. If the Company is unsuccessful in remarketing the bonds, it could slow the Company's expansion plans and limit its ability to increase decking production in a timely manner for sale to Weyerhaeuser for Lowe's. As such, alternative construction or expansion financing would have to be arranged of which there is no assurance. There are no assurances that the Company will be successful in re-marketing the bonds. If unsuccessful, the Company will be required to buy back the bonds. Should the Company be successful in its efforts to break escrow, the Company believes it will have more than adequate debt service coverage for its long-term bond debt.

     The Company believes that if it is successful in completing its pending escrowed bond financing it will reduce and later eliminate its working capital deficit by paying off the remaining bridge note balance of $1.8 million during the remainder of 2002. In addition, the Company will be reimbursed for approximately $4.9 million of working capital used to pay vendors for costs eligible to be paid from bond proceeds. The Company will also receive approximately $174,000 for unpaid costs eligible for reimbursement that are reflected in the Company's accounts payable total. The bond funds will greatly improve the working capital position, and will restructure a significant portion of the Company's short-term indebtedness into long-term debt with more favorable interest rates, if the Company is able to meet the requirements of the bond indenture previously described and break escrow. Purchasing the existing manufacturing site over a longer term should also help improve operating costs by eliminating the monthly lease payments. By having substantial funds allocated and available for capital expansion, the Company believes that increasing cash flows generated from operations can be used for working capital and to further reduce debt and the deficit.

     Cash and cash equivalents increased $151,972 in 2001. Significant components of that increase were: (i) cash provided by operating activities of $3,051,168, which consisted of the net income for the period of $312,864 increased by depreciation and amortization of $2,859,874 and reduced by other uses of cash of $121,570; (ii) cash used in investing activities of $1,075,395, and (iii) cash used in financing activities of $1,823,801. Payments on notes during the period were $650,267, and proceeds from the issuances of notes amounted to $200,000. At December 31, 2001, the Company had bonds and notes payable in the amount of $23,631,961, of which $19,328,759 was current bonds and notes payable and the current portion of long-term debt. Of the current bonds and notes payable, $2,457,463 or 13% was to Marjorie S. Brooks, a major shareholder and other investors closely associated with the Company. The Company intends to pay down the remaining $1.8 million in other notes from cash flow and/or refinancing during 2002 and the final balance upon successful completion of the bond financing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FORWARD-LOOKING INFORMATION

     The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' plants, machinery, or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     An investment in the Company's securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice in analyzing this Company. In addition, this Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as "believes," "anticipates," "expects", "estimates," "should," "may," "will" and similar expressions, represent the Company's expectations or beliefs concerning future events. Numerous assumptions, risks and uncertainties, could cause actual results to differ materially from the results discussed in the forward looking statements. Prospective purchasers of the Shares should carefully consider the information contained herein or in the documents incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosures with accountants during the quarter ended December 31, 2001.

     There was a change in accountants on March 4, 2002. See Form 8K and 8-K/A filed with the SEC in March 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

NAME                                   AGE                      POSITION
----                                   ---                      --------
Joe G. Brooks........................  46    Chairman of the board of directors, co-chief
                                             executive officer and president
Sal Miwa.............................  45    Vice-chairman of the board of directors
Stephen W. Brooks....................  45    Co-chief executive officer and director
J. Douglas Brooks....................  42    Executive vice-president -- plastics
Jim Precht...........................  55    Executive vice-president -- sales and marketing
Marjorie S. Brooks...................  66    Secretary, treasurer and director
Edward J. Lysen......................  64    Chief financial officer
Jerry B. Burkett.....................  45    Director
Michael M. Tull......................  47    Director
Samuel L. "Tony" Milbank.............  61    Director
Delbert E. "Pete" Allen, Jr. ........  60    Director
Melinda Davis........................  59    Director

     The Company's board of directors elected Joe G. Brooks as its chairman and the Company's co-chief executive officer in December 1998 and he is serving as president. Mr. Brooks has previously served as president and has been a director since the Company's inception in December 1988. He was also previously chairman and CEO from inception until August 1993. Mr. Brooks is a director and chairman of the standing committee of the Arkansas Recycling Coalition for Buy Recycled Business Alliance for the State of Arkansas and serves on its executive committee. He was a member of Clean Texas 2000, appointed by Governor George Bush in 1995.

     In December 1998, the Company's board of directors elected Sal Miwa as its vice-chairman. He has been an outside director of the Company since January 1994. Sal Miwa is COO and director of RealRead Inc., an online book sampling service company located in New York, NY. For the past 20 years, he has been engaged in various international businesses located in North America, Japan and Europe. He received his master's degree in Aerospace Engineering from the Massachusetts Institute of Technology.

     The Company's board of directors elected Stephen W. Brooks as co-chief executive officer in December 1998. Mr. Brooks has served as its chief executive officer and has been a director since January 1996. Mr. Brooks is CEO and chairman of the board of Razorback Farms, Inc., a Springdale, Arkansas based firm that specializes in vegetables for processing. Mr. Brooks also serves on the board of the Ozark Food Processors Association.

     J. Douglas Brooks has served as executive vice-president of Plastics. Mr. Brooks serves on the Executive Committee and is in charge of technical services, which includes quality assurance, R&D, raw material processing, development and sourcing. Mr. Brooks was previously project manager for AERT's polyethylene recycling program with The Dow Chemical Company and is a joint inventor on several of AERT's process patents for recycling polyethylene film for composites.

     Jim Precht has served as executive vice-president of sales and marketing for the Company since February 2001. Mr. Precht was formerly general manager of Weyerhaeuser Building Materials' Pittsburgh Customer Service Center with 32-years of industry experience and has a dual reporting relationship to both AERT and Weyerhaeuser Building Materials.

     Marjorie S. Brooks has been secretary, treasurer and a director since the Company's inception in December 1988. Mrs. Brooks has served as secretary and treasurer of Brooks Investment Co., a holding company for the Brooks' family investments, for more than thirty years.

     Edward J. Lysen joined AERT in April 1999 as chief financial officer. Mr. Lysen has over 30 years experience in financial management. Prior to entering the private sector, Mr. Lysen was a consultant in the Management Consulting Group, KPMG-Peat Marwick from 1966 to 1979. From 1979 to 1992, Mr. Lysen was senior vice-president, CFO and on the board of Tuesday Morning, Inc., a publicly traded retailer. From 1993 to 1996, he served as chairman of the board and CFO of Distribution Data Management Systems, a computer service provider in the office products industry. In 1996, Mr. Lysen entered the financial planning industry with AAL, a leading fraternal benefits society. In 1998 to 1999, he was the CFO of Hairston Roberson, a leading designer and manufacturer of women's fashion apparel. He has an MBA in Finance from Northwestern University and is a certified public accountant.

     Jerry B. Burkett was appointed a director to the board of directors of the Company in May 1993. Mr. Burkett has been a rice and grain farmer since 1979 and has been a principal in other closely held businesses. He is the past president of the Arkansas County Farm Bureau.

     Michael M. Tull was appointed a director to the board of directors of the Company in December 1998. Mr. Tull has served since 1990 as the president and majority owner of Tull Sales Corporation, a manufacturer's representative company, which professionally represents eight manufacturing companies and is responsible for sales and marketing of those companies' window and door related components in the southeastern Unites States. Mr. Tull serves on boards of several closely held family businesses and is the chairman and a board of director member of the National Wild Turkey Federation, which is one of the largest North American conservation organizations.

     Samuel L. Milbank was elected to the board of directors in July 2000. From 1997 to the present, Mr. Milbank has been a managing director of Zanett Securities Corporation, an investment advisory company focusing on small and microcap companies. From 1992 to 1996, Mr. Milbank was a senior vice-president and sales manager with Lehman Brothers, Inc. in New York, where he managed a team that provided interest rate and currency risk management for central banks and other official institutions. From 1973 to 1992, Mr. Milbank worked with Salomon Brothers, Inc. as a director and manager of the international department. Since 1990, Mr. Milbank has served as chairman of Milbank Memorial Fund, a private operating foundation (established in 1905), concerned with environmental and public health issues. He has a BS from Columbia University and a MBA in Finance from The Amos Tuck School of Business Administration at Dartmouth College.

     Delbert E. "Pete" Allen, Jr. was elected to the board of directors in July 2001. Currently, Mr. Allen is President of Allen Holding, Inc., an investment, finance and ranching enterprise. From 1970 to 1999, Mr. Allen was President and CEO of Allen Canning Co. He also served as a director of Allen Canning Co. from 1967 to 1999. Mr. Allen has served as director of Arkansas State Bancshares Inc. and Arkansas State Bank in Siloam Springs since 1971, and was recently named its Chairman of the Board. Mr. Allen is presently Chairman Emeritus and director of the National Food Processors Association (NFPA). He served the NFPA as chairman in 1983-1984 and has been a director in excess of thirty years. He is a past member of the NFPA's executive committee. Mr. Allen is a director on the Agricultural Development Council-University of Arkansas. He served from 1994 to present. Mr. Allen is also past president and director of the Siloam Springs Hospital Board.

     Melinda Davis was elected to the board of directors in July 2001. Since December 2000 to the present, Ms. Davis has provided professional consulting services in the areas of financial management and cost accounting for manufacturing operations. Ms. Davis retired as senior vice-president and treasurer from Allen Canning Co. in December 2000, after serving for 39 years in various accounting and financial management positions.

     Joe G. Brooks, Stephen W. Brooks and J. Douglas Brooks are brothers and sons of Marjorie S. Brooks. There are no other familial relationships between the current directors and executive officers.

     Each of the Company's directors has been elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

     The audit committee of the board of directors consists of three outside directors of Melinda Davis (chairman), Jerry B. Burkett, and Sal Miwa. The audit committee recommends engagement of the Company's independent accountants and is primarily responsible for approving the services performed by the Company's independent accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

     The compensation and stock option committee consists of Jerry B. Burkett (chairman), Sal Miwa, Marjorie S. Brooks and Michael M. Tull. The compensation and stock option committee establishes and administers the Company's compensation and stock option plans on behalf of the board of directors and approves stock options granted thereunder.

     The executive committee consists of three board members with Joe G. Brooks (chairman), Sal Miwa and Delbert E. "Pete" Allen, Jr. and three executive management members of Stephen W. Brooks and J. Douglas Brooks and Alford Drinkwater. The executive committee establishes corporate policies, manpower, technology, cost accounting and day-to-day operations of the Company.

     The litigation committee consists of Joe G. Brooks (chairman), Sal Miwa and Jerry B. Burkett. The litigation committee establishes and administers the Company's litigation plans on behalf of the board of directors.

     The nominating committee consists of Michael M. Tull (chairman), Samuel L. "Tony" Milbank, Marjorie S. Brooks and Joe G. Brooks. The nominating committee evaluates the efforts of AERT and board of directors to maintain effective corporate governance practices. The committee identifies candidates for election to the board of directors.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate cash compensation paid by the Company during the three years ended December 31, 2001, to each executive officer of the Company whose aggregate cash compensation earned exceeded $100,000, and to the chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL
                                    COMPENSATION         LONG-TERM COMPENSATION AWARDS       PAYOUTS
                                  -----------------   -----------------------------------   ---------
                                                       RESTRICTED    SECURITIES             LONG-TERM
NAME AND                                      OTHER   ANNUAL STOCK   UNDERLYING             INCENTIVE    ALL OTHER
PRINCIPAL POSITION         YEAR   SALARY      BONUS   COMPENSATION     AWARDS     OPTIONS    PAYOUTS    COMPENSATION
------------------         ----   -------     -----   ------------   ----------   -------   ---------   ------------
Stephen W. Brooks........  2001         0       0          0             0           0          0            0
  Co-CEO                   2000         0       0          0             0           0          0            0
                           1999         0       0          0             0           0          0            0
Joe G. Brooks............  2001   105,000       0          0             0           0          0            0
  Co-CEO                   2000   105,000       0          0             0           0          0            0
                           1999   105,000       0          0             0           0          0            0

          AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2001
                     AND OPTION VALUES AT DECEMBER 31, 2001

                                                                    NUMBER OF         VALUE OF UNEXERCISED
                                       NUMBER OF               UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                                        SHARES                 AT DECEMBER 31, 2001   AT DECEMBER 31, 2001
                                       ACQUIRED      VALUE         EXERCISABLE/           EXERCISABLE/
NAME                                  ON EXERCISE   REALIZED      UNEXERCISABLE          UNEXERCISABLE
----                                  -----------   --------   --------------------   --------------------
Stephen W. Brooks...................          0     $     0       475,000/     0          $295,050/$0
Joe G. Brooks.......................          0     $     0       246,667/     0          $149,292/$0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2001, certain information with regard to the beneficial ownership of the Company's capital stock by each holder of 5% or more of the outstanding stock, by each director of the Company, and by all officers and directors as a group:

                                                      NUMBER OF          PERCENTAGE        PERCENTAGE
NAME AND ADDRESS                                      SHARES OF           OF CLASS         OF VOTING
OF BENEFICIAL OWNER           TITLE OF CLASS(1)    COMMON STOCK(2)   OUTSTANDING(2)(15)   POWER(2)(16)
-------------------           -----------------    ---------------   ------------------   ------------
Marjorie S. Brooks                 Class A           11,818,998(3)          24.2%             31.8%
  P. O. Box 1237                   Class B              837,588(4)          57.2%
  Springdale, AR 72765        Preferred-Series A            850(5)          29.3%
                                   Series B                 400(5)          13.8%
Joe G. Brooks                      Class A              938,397(6)           1.9%              3.9%
  P. O. Box 1237                   Class B              284,396             19.4%
  Springdale, AR 72765
J. Douglas Brooks                  Class A              941,573(7)           1.9%              2.7%
  P. O. Box 1237                   Class B              131,051              8.9%
  Springdale, AR 72765
Jerry B. Burkett                   Class A              215,000(8)             *                 *
  P. O. Box 1237                   Class B               33,311              2.3%
  Springdale, AR 72765
Sal Miwa                           Class A              456,963(9)             *                 *
  P. O. Box 1237
  Springdale, AR 72765
Stephen W. Brooks                  Class A              895,116(10)          1.8%              2.2%
  P. O. Box 1237                   Class B               89,311              6.1%
  Springdale, AR 72765
Delbert E. "Pete" Allen, Jr.       Class A              983,900(11)          2.0%              1.6%
  P. O. Box 1237
  Springdale, AR 72765
Melinda Davis                      Class A                   --                *                 *
  P. O. Box 1237
  Springdale, AR 72765
Michael M. Tull                    Class A              146,000(12)            *               1.9%*
  P. O. Box 1237              Preferred-Series B            400             13.8%
  Springdale, AR 72765
Samuel L. "Tony" Milbank           Class A              521,897(13)          1.1%                *
  P. O. Box 1237              Preferred-Series A             15                *
  Springdale, AR 72765
Officers and directors as a
  group (nine persons)             Class A           16,917,844             34.6%             46.4%
                                   Class B            1,375,657             93.9%
                              Preferred-Series A            865             29.8%
                                   Series B                 800             27.6%

---------------

  *  Less than 1%

 (1) The Class B common stock is substantially identical to the Class A common stock, except that each share of Class B common stock has five votes per share and each share of Class A common stock has one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock. Each share of Preferred Stock is convertible at the lower of $1.20 and the ten-trading day average of the Company's Class A common stock, and would be convertible into 971 shares of Class A common stock, based upon the trading price prevailing at December 31, 2001.

     The Series B Preferred Stock (900 shares) has voting rights of 2,500 votes per share. No other Preferred Stock carries any voting rights.

 (2) Beneficial ownership of shares was determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and included shares underlying outstanding warrants and options which the named individual had the right to acquire within sixty days (March 1, 2002) of December 31, 2001.

 (3) Includes 2,837,148 shares owned directly, 643,645 in trusts or corporations controlled by Mrs. Brooks, 1,125,000 shares issuable upon exercise of stock options, 3,000 shares issuable upon exercise of bonus warrants, 325,000 shares issuable upon exercise of Class C Warrants, 3,974,080 shares issuable upon exercise of Class F and Class G Warrants issued in connection with a private placement of Class A common stock in May of 1994, 1,771,792 shares issuable upon exercise of Class H Warrants, 646,000 shares issuable upon exercise of Series X and Y warrants owned directly and 493,333 shares issuable upon exercise of Series X and Series Y Warrants owned indirectly through two corporations controlled by Mrs. Brooks.

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

 (5) Includes 850 shares of Series A Preferred Stock owned directly and 400 shares of Series B Preferred Stock owned indirectly by Mrs. Brooks. Razorback Farms, Inc. is the record owner of 165 shares. Brooks Investment Company is the record owner of 235 shares.

 (6) Includes 607,400 shares owned directly, 4,500 shares owned as custodian for Joe G. Brooks' minor child, 38,205 shares owned as custodian for Brooks' Children's Trust, 1,500 shares issuable upon exercise of Bonus Warrants owned as custodian for Mr. Brook's minor child, 38,250 shares issuable upon exercise of Bonus Warrants owned as custodian for Brook's Children's Trust, 1,875 shares issuable upon exercise of Bonus Warrants owned directly and 246,667 shares issuable upon exercise of stock options.

 (7) Includes 370,932 shares owned directly, 33,021 shares owned indirectly, 7,620 shares issuable upon exercise of bonus warrants and 530,000 shares issuable upon exercise of stock options.

 (8) Includes 13,000 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett and 190,000 shares issuable upon exercise of stock options.

 (9) Includes 3,000 shares owned directly and 453,963 shares issuable upon exercise of stock options.

(10) Includes 370,116 shares owned directly and 525,000 shares issuable upon exercise of stock options.

(11) Represents shares issuable upon exercise of stock options.

(12) Includes 71,000 shares owned directly and 75,000 shares issuable upon exercise of stock options.

(13) Includes 335,710 shares owned directly 112,697 shares issuable upon exercise of Series X Warrants, 41,604 shares issuable upon exercise of Series Y Warrants, and 31,886 shares issuable upon exercise of Class I Warrants.

(14) Class A common stock beneficial ownership is calculated based on 48,906,678 shares outstanding as of December 31, 2001, which includes 21,738,904 shares which may be acquired through the exercise of outstanding options and warrants within 60 days of December 31, 2001. Class B common stock beneficial ownership is calculated based on 1,465,530 shares outstanding on December 31, 2001. Preferred stock beneficial ownership is calculated based on 2,900 shares outstanding on December 31, 2001.

(15) Calculated based on 60,150,995 shares outstanding on December 31, 2001, which includes voting rights on all classes of stock, options and warrants which can be acquired within 60 days of December 31, 2001.

     At December 31, 2001, there were 27,167,774 shares of Class A common stock and 1,465,530 shares of Class B common stock issued and outstanding. The previous table sets forth that directors, officers and 5% shareholders, as a group, beneficially owned shares representing approximately 46.4% of the votes entitled to be cast upon matters submitted to a vote of the Company's stockholders, and Marjorie S. Brooks and corporations controlled by her beneficially owned shares representing approximately 31.8% of the votes entitled to be cast and may be in a position to control the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2001, the Company had an agreement with an affiliate, Brooks Investment Co., controlled by Marjorie S. Brooks (Brooks Investment Co.) whereby the Company agreed to transfer certain of its trade receivables as collateral, which the affiliate deemed acceptable, up to $2.5 million at any one time. Upon acceptance of a transfer of a receivable, the affiliate remitted to the Company 85% of the receivable, as defined in the agreement. Through September 30, 2001, upon collection of the receivable, the Company remitted to the affiliate 1.75% of the receivable as a factoring charge and the additional 13.25% of the receivable was remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. On October 1, 2001, the factoring charge decreased to 0.8%. The Company indemnified the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 2001, the Company transferred an aggregate of approximately $34 million in receivables under this agreement, of which $3.3 million remained to be collected as of December 31, 2001. During 2000 and 1999, the Company transferred an aggregate of approximately $28.2 million and $20.5 million, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $517,349, $470,794 and $202,034 associated with the factoring agreement were included in selling and administrative costs at December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001, accounts payable-related parties included advances on factored receivables of approximately $2.9 million and $388,000 relating to other items owed to related parties.

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

     On March 4, 2002, the Corporation filed a Current Report on Form 8-K under
Item 4. Changes in Registrant's Certifying Accountant and subsequent Exhibit 16 on March 8, 2002.

     On March 18, 2002, the Corporation filed a Current Report on Form 8-K/A under Item 4. Changes in Registrant's Certifying Accountant. The report amended the Corporations' Current Report on Form 8-K dated March 4, 2002, for the purpose of clarifying the language of the filing and included Exhibit 16.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



 By:                /s/ JOE G. BROOKS                             /s/ EDWARD J. LYSEN
        -----------------------------------------      -----------------------------------------
                      Joe G. Brooks,                                Edward J. Lysen,
                  Chairman and Co-Chief                  Chief Financial and Accounting Officer
                    Executive Officer


               Date: March 29, 2002                                  March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ JOE G. BROOKS                      Chairman of the board, co-CEO      March 29, 2002
 ------------------------------------------------               and director
                  Joe G. Brooks


                   /s/ SAL MIWA                          Vice-chairman and director       March 29, 2002
 ------------------------------------------------
                     Sal Miwa


              /s/ STEPHEN W. BROOKS                         Co-CEO and director           March 29, 2002
 ------------------------------------------------
                Stephen W. Brooks


                /s/ JOE G. BROOKS                                President                March 29, 2002
 ------------------------------------------------
                  Joe G. Brooks


              /s/ MARJORIE S. BROOKS                 Secretary, treasurer and director    March 29, 2002
 ------------------------------------------------
                Marjorie S. Brooks


               /s/ JERRY B. BURKETT                               Director                March 29, 2002
 ------------------------------------------------
                 Jerry B. Burkett


               /s/ MICHAEL M. TULL                                Director                March 29, 2002
 ------------------------------------------------
                 Michael M. Tull


           /s/ SAMUEL L. "TONY" MILBANK                           Director                March 29, 2002
 ------------------------------------------------
             Samuel L. "Tony" Milbank


         /s/ DELBERT E. "PETE" ALLEN, JR.                         Director                March 29, 2002
 ------------------------------------------------
           Delbert E. "Pete" Allen, Jr.


                /s/ MELINDA DAVIS                                 Director                March 29, 2002
 ------------------------------------------------
                  Melinda Davis

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
Financial Statements:
  Report of Independent Auditors' Report....................         F-2
  Balance Sheets............................................         F-3
  Statements of Operations..................................         F-4
  Statements of Stockholders' Equity........................         F-5
  Statements of Cash Flows..................................         F-6
  Notes to Financial Statements.............................  F-7 - F-26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

     We have audited the accompanying balance sheet of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Advanced Environmental Recycling Technologies, Inc. for the years ended December 31, 2000 and 1999 were audited by other auditors whose report, dated March 30, 2001, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant net losses since inception, has a working capital deficit at December 31, 2001, and is subject to certain claims in litigation as discussed in Note 10. These factors, among others, as discussed in Note 2, raise substantial doubt concerning the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                       /s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

March 15, 2002

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------

                                         ASSETS

Current assets:
     Cash...................................................  $   755,601    $   603,629
     Restricted bond escrow fund............................   16,603,068     16,661,330
     Accounts receivable, net of allowance of $71,849 in
      2001 and $84,858 in 2000..............................    3,278,473      1,925,969
     Inventories............................................    2,232,712      1,657,666
     Prepaid expenses.......................................      195,257        118,775
                                                              -----------    -----------
          Total current assets..............................   23,065,111     20,967,369
                                                              -----------    -----------
Land, buildings and equipment:
     Land...................................................      889,528        889,528
     Buildings and leasehold improvements...................    1,468,525      1,129,609
     Machinery and equipment................................   19,744,082     18,741,162
     Transportation equipment...............................      439,673        175,385
     Office equipment.......................................      467,471        338,501
     Construction in progress...............................      831,193      1,143,301
                                                              -----------    -----------
                                                               23,840,472     22,417,486
Less accumulated depreciation...............................   12,366,249      9,608,669
                                                              -----------    -----------
Net land, buildings and equipment...........................   11,474,223     12,808,817
                                                              -----------    -----------
Other assets, at cost less accumulated amortization of
  $357,308 in 2001 and $352,364 in 2000.....................    1,853,737      1,482,118
                                                              -----------    -----------
                                                              $36,393,071    $35,258,304
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................  $ 4,113,105    $ 5,175,326
  Accounts payable -- related parties.......................    3,290,847      2,109,350
  Current maturities of long-term debt......................      313,182        242,689
  Accrued liabilities.......................................      868,000      1,296,628
  Notes payable -- related parties..........................      450,000        250,000
  Notes payable -- other....................................    2,065,577      2,198,368
  Bonds payable.............................................   16,500,000     16,500,000
                                                              -----------    -----------
          Total current liabilities.........................   27,600,711     27,772,361
                                                              -----------    -----------
Long-term debt, less current maturities.....................    4,303,202      4,486,156
                                                              -----------    -----------
Accrued premium on convertible preferred stock..............      290,404        290,404
                                                              -----------    -----------
Stockholders' equity, per accompanying statements:
  Preferred stock, $1 par value; 5,000,000 shares
     authorized, 2,900 shares issued and outstanding as of
     December 31, 2001 and 2000, respectively...............        2,900          2,900
  Class A common stock, $.01 par value; 75,000,000 shares
     authorized; 27,167,774 and 25,755,321 shares issued and
     outstanding as of December 31, 2001 and 2000,
     respectively...........................................      271,678        257,553
  Class B convertible common stock, $0.01 par value;
     7,500,000 shares authorized; 1,465,530 shares issued
     and outstanding as of December 31, 2001 and 2000,
     respectively...........................................       14,655         14,655
  Warrants outstanding; 17,298,501..........................    8,203,154             --
  Additional paid-in capital................................   22,810,588     29,851,360
  Accumulated deficit.......................................  (27,104,221)   (27,417,085)
                                                              -----------    -----------
          Total stockholders' equity........................    4,198,754      2,709,383
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $36,393,071    $35,258,304
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Net sales.............................................  $33,178,982   $27,508,864   $19,917,133
Cost of goods sold....................................   23,965,662    22,650,739    17,166,024
                                                        -----------   -----------   -----------
Gross margin..........................................    9,213,320     4,858,125     2,751,109
Selling and administrative costs......................    7,615,072     5,958,830     3,766,779
                                                        -----------   -----------   -----------
Operating income (loss)...............................    1,598,248    (1,100,705)   (1,015,670)
                                                        -----------   -----------   -----------
Other income (expense)
  Interest income.....................................      906,736       960,048       187,508
  Interest expense....................................   (1,902,120)   (1,775,864)     (645,574)
                                                        -----------   -----------   -----------
                                                           (995,384)     (815,816)     (458,066)
                                                        -----------   -----------   -----------
Income (loss) before accrued premiums on preferred
  stock...............................................      602,864    (1,916,521)   (1,473,736)
Accrued premium on preferred stock....................     (290,000)     (290,000)     (290,000)
                                                        -----------   -----------   -----------
Net income (loss) applicable to common stock..........  $   312,864   $(2,206,521)  $(1,763,736)
                                                        ===========   ===========   ===========
Income (loss) per share of common stock (Basic and
  Diluted)............................................  $       .01   $      (.08)  $      (.07)
                                                        ===========   ===========   ===========
Weighted average number of common shares outstanding
  (Basic).............................................   27,565,825    26,059,013    24,598,715
                                                        ===========   ===========   ===========
Weighted average number of common shares outstanding
  (Diluted)...........................................   37,176,751    26,059,013    24,598,715
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       CLASS A               CLASS B
                               PREFERRED STOCK       COMMON STOCK          COMMON STOCK       WARRANTS OUTSTANDING    ADDITIONAL
                               ---------------   --------------------   ------------------   ----------------------    PAID-IN
                               SHARES   AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES       VALUE      CAPITAL
                               ------   ------   ----------   -------   ---------   ------   ----------   ---------   ----------
Balance -- December 31,
  1998.......................  2,900    2,900    22,245,639   222,456   1,465,530   14,655                            26,984,318
                               -----    -----    ----------   -------   ---------   ------   ----------   ---------   ----------
Issuance of shares for
  payment of interest on
  bridge financings..........     --       --       124,823     1,248          --      --                                122,867
Issuance of options in
  payment of expenses........     --       --            --        --          --      --                                 12,347
Exercise of stock options....     --       --       132,500     1,325          --      --                                160,600
Exercise of Class B
  Warrants...................     --       --       257,994     2,580          --      --                                274,763
Exercise of Class F
  Warrants...................     --       --       350,864     3,509          --      --                                210,518
Exercise of Class G
  Warrants...................     --       --       481,810     4,818          --      --                                437,138
Exercise of Class I
  Warrants...................     --       --        29,367       294          --      --                                 27,238
Exercise of Consulting
  Warrants...................     --       --       600,000     6,000          --      --                                219,000
Exercise of Placement
  Warrants...................                        28,500       285          --      --                                 10,403
Net loss.....................     --       --            --        --          --      --                                     --
                               -----    -----    ----------   -------   ---------   ------   ----------   ---------   ----------
Balance -- December 31,
  1999.......................  2,900    2,900    24,251,497   242,515   1,465,530   14,655                            28,459,192
                               -----    -----    ----------   -------   ---------   ------   ----------   ---------   ----------
Exercise of stock options....     --       --       465,000     4,650          --      --                                275,559
Exercise of Class H
  Warrants...................     --       --       228,208     2,282          --      --                                 97,718
Exercise of Class J
  Warrants...................     --       --       100,000     1,000          --      --                                 49,000
Exercise of Placement
  Warrants...................     --       --       129,574     1,296          --      --                                 47,295
Issuance of stock in payment
  of debt acquisition
  expenses...................     --       --       150,000     1,500          --      --                                429,750
Issuance of stock in payment
  of debt....................     --       --       150,000     1,500          --      --                                148,500
Compensation expense on non-
  employee options...........     --       --            --        --          --      --                                  9,896
Issuance of shares in payment
  of accrued premium on
  preferred stock............                       281,042     2,810          --      --                                334,450
Net loss.....................     --       --            --        --          --      --                                     --
                               -----    -----    ----------   -------   ---------   ------   ----------   ---------   ----------
Balance -- December 31,
  2000.......................  2,900    2,900    25,755,321   257,553   1,465,530   14,655                            29,851,360
                               -----    -----    ----------   -------   ---------   ------   ----------   ---------   ----------
Issuance of shares in payment
  of accrued premium on
  preferred stock............     --       --       358,239     3,582          --      --                                286,418
Issuance of stock in payment
  of interest................     --       --       409,114     4,092          --      --                                515,906
Exercise of stock options....     --       --        75,000       750          --      --                                 46,531
Warrants outstanding recorded
  due to the adoption of EITF
  00-19......................                                                                17,818,601   8,419,345   (8,419,345)
Exercise of Class J
  Warrants...................     --       --       150,000     1,500          --      --      (100,000)    (38,241)     137,241
Exercise of Class K
  Warrants...................     --       --       150,000     1,500          --      --      (150,000)    (27,663)     138,663
Exercise of Class I
  Warrants...................     --       --        45,616       456          --      --       (45,616)    (24,040)      45,632
Exercise of Consulting
  Warrants...................     --       --       199,334     1,993          --      --      (199,334)   (112,166)     184,922
Exercise of Placement
  Warrants...................                        25,150       252                  --       (25,150)    (14,081)      23,260
Net income...................     --       --            --        --          --      --            --          --           --
                               -----    -----    ----------   -------   ---------   ------   ----------   ---------   ----------
Balance -- December 31,
  2001.......................  2,900    2,900    27,167,774   271,678   1,465,530   14,655   17,298,501   8,203,154   22,810,588
                               =====    =====    ==========   =======   =========   ======   ==========   =========   ==========


                               ACCUMULATED
                                 DEFICIT       TOTAL
                               -----------   ----------
Balance -- December 31,
  1998.......................  (23,446,828)   3,777,501
                               -----------   ----------
Issuance of shares for
  payment of interest on
  bridge financings..........           --      124,115
Issuance of options in
  payment of expenses........           --       12,347
Exercise of stock options....           --      161,925
Exercise of Class B
  Warrants...................           --      277,343
Exercise of Class F
  Warrants...................           --      214,027
Exercise of Class G
  Warrants...................           --      441,956
Exercise of Class I
  Warrants...................           --       27,532
Exercise of Consulting
  Warrants...................           --      225,000
Exercise of Placement
  Warrants...................           --       10,688
Net loss.....................   (1,763,736)  (1,763,736)
                               -----------   ----------
Balance -- December 31,
  1999.......................  (25,210,564)   3,508,698
                               -----------   ----------
Exercise of stock options....           --      280,209
Exercise of Class H
  Warrants...................           --      100,000
Exercise of Class J
  Warrants...................           --       50,000
Exercise of Placement
  Warrants...................           --       48,591
Issuance of stock in payment
  of debt acquisition
  expenses...................           --      431,250
Issuance of stock in payment
  of debt....................           --      150,000
Compensation expense on non-
  employee options...........           --        9,896
Issuance of shares in payment
  of accrued premium on
  preferred stock............           --      337,260
Net loss.....................   (2,206,521)  (2,206,521)
                               -----------   ----------
Balance -- December 31,
  2000.......................  (27,417,085)   2,709,383
                               -----------   ----------
Issuance of shares in payment
  of accrued premium on
  preferred stock............           --      290,000
Issuance of stock in payment
  of interest................           --      519,998
Exercise of stock options....           --       47,281
Warrants outstanding recorded
  due to the adoption of EITF
  00-19......................                        --
Exercise of Class J
  Warrants...................           --      100,500
Exercise of Class K
  Warrants...................           --      112,500
Exercise of Class I
  Warrants...................           --       22,048
Exercise of Consulting
  Warrants...................           --       74,749
Exercise of Placement
  Warrants...................           --        9,431
Net income...................      312,864      312,864
                               -----------   ----------
Balance -- December 31,
  2001.......................  (27,104,221)   4,198,754
                               ===========   ==========

   The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss) applicable to common stock........  $   312,864   $(2,206,521)  $(1,763,736)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization....................    2,859,874     2,463,645     1,968,508
     Premium accrued on preferred stock...............      290,000       290,000       290,000
     Provision for allowances and doubtful accounts...           --        64,858            --
     Expenses paid through issuance of stock
       options........................................           --         9,896        12,347
     (Gain) loss on disposition of equipment..........           --            --        82,052
     (Increase) decrease in other assets..............        2,557        18,860       (31,374)
     Changes in current assets and current
       liabilities....................................     (396,435)   (1,592,215)      (97,073)
                                                        -----------   -----------   -----------
Net cash provided by (used in) operating activities...    3,068,860      (951,477)      460,724
                                                        -----------   -----------   -----------
Cash flows from investing activities:
  Purchases of land, buildings and equipment..........   (1,093,087)   (2,826,230)   (2,552,511)
  Proceeds from sale of equipment.....................           --            --        35,000
                                                        -----------   -----------   -----------
Net cash used in investing activities.................   (1,093,087)   (2,826,230)   (2,517,511)
                                                        -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of notes.....................      200,000     4,500,000       950,000
  Payments on notes...................................     (650,267)     (767,313)     (779,677)
  (Increase) decrease in outstanding advances on
     factored receivables.............................   (1,263,573)      456,337       487,568
  Debt acquisition costs..............................     (476,470)     (423,434)     (360,521)
  Proceeds from exercise of stock options and
     warrants, net....................................      366,509       428,573     1,332,096
                                                        -----------   -----------   -----------
Net cash provided by (used in) financing activities...   (1,823,801)    4,194,163     1,629,466
                                                        -----------   -----------   -----------
Increase in cash......................................      151,972       416,456      (427,321)
Cash, beginning of period.............................      603,629       187,173       614,494
                                                        -----------   -----------   -----------
Cash, end of period...................................  $   755,601   $   603,629   $   187,173
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

NOTE 2:  FUTURE OPERATIONS

     The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2001, the Company had a working capital deficit of $4.5 million and had incurred net losses of approximately $2.2 million and $1.8 million for the years ended December 31, 2000 and 1999, respectively. With the exception of 2001, the Company has incurred net losses in each year since its inception and has never operated at successful manufacturing levels over an extended period. Further, the Company has limited additional financial resources available to support its operations, and in the past few years has, in large part, been supported by certain major shareholders and several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company will require additional financial resources in order to complete its production plan and fund maturities of debt and other obligations as they become due.

     The Company also has claims and litigation outstanding against it as described in Note 10, the outcome of which is uncertain. If the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors, and its ability to successfully mass-produce and market its products at economically feasible levels.

     The Company is continuing to implement a production plan, which management believes will continue to provide better operating efficiencies and correct the production problems encountered in the past. The plan includes increasing production capacity, further automating the production process and better utilizing regrindable scrap. If the Company is successful in breaking escrow of the $16.5 million bond proceeds, as discussed in Note 5, the Company anticipates reducing its working capital deficit by paying off the bridge notes payable and being reimbursed for significant working capital used to purchase equipment for its Springdale plant. There is no assurance the Company will be successful in meeting the standards required to receive the bond financing proceeds or in obtaining necessary financial resources from other sources.

     Completion of the production plan will require that the Company receive the proceeds from the bond financing or obtain additional debt or equity financing beyond those resources currently available to the Company. Also, additional financial resources will be necessary to fund maturities of debt and other obligations as they come due in 2002. There is no assurance the Company will be able to correct prior production problems and improve operating efficiencies or that the Company will be successful in securing capital resources to complete its production plan, fund maturities of debt and other obligations as they

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

become due in 2002 or to support the Company until such time, if ever, that the Company is able to consistently generate income from operations.

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

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2001          2000         1999
                                                 -----------   -----------   ---------
Receivables....................................  $(1,352,504)  $  (403,459)  $(824,752)
Inventories....................................     (575,046)     (382,895)   (428,200)
Prepaid expenses and other.....................      231,896        94,561     (69,135)
Accounts payable --
  Trade and related parties....................    1,207,849    (1,263,507)    602,426
Accrued liabilities............................       91,370       363,085     498,473
                                                 -----------   -----------   ---------
                                                 $  (396,435)  $(1,592,215)  $(221,188)
                                                 ===========   ===========   =========
Cash paid for interest.........................  $ 2,323,597   $ 1,437,703   $ 218,296
                                                 ===========   ===========   =========

     Supplemental Disclosures of Non-cash Investing and Financing Activities:

                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                     2001        2000         1999
                                                   --------   ----------   -----------
Notes payable for financing of insurance
  policies.......................................  $250,116   $  186,988   $   133,038
Accounts/notes payable for equipment.............   329,899    1,348,530     2,125,547
Bond financing proceeds received in escrow.......        --           --    16,500,000
Class A common stock issued in payment of debt...        --
  acquisition costs..............................        --      431,250            --
Capital lease obligation for equipment...........        --       25,192
Stock issued in payment of notes payable.........        --      200,000            --
Receivable from exercise of stock options........        --           --        26,375

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     Provision for depreciation of buildings and equipment is provided on a straight-line basis for buildings, leasehold improvements, machinery, transportation equipment and office equipment over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation expense recognized by the Company for the years ended December 31, 2001, 2000 and 1999 was approximately $2.8 million, $2.3 million and $1.8 million, respectively. Estimated useful lives are: buildings -- 5 to 19 years, leasehold improvements -- 6 years, transportation equipment -- 3 to 5 years, office equipment -- 5 years and machinery and equipment -- 3 to 8 years. The Company had $4,212,984 of fully depreciated assets as of December 31, 2001.

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS supersedes FASB Statement No. 121 but retains Statement 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

     The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 144 and has determined that no impairment loss was required as of December 31, 2001. Such assessment required the Company to make certain estimates of future production volumes, costs, sales volumes and prices, which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also decrease below previous historical cost levels. Actual performance could materially differ from these estimates.

  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at December 31:

                                                                 2001         2000
                                                              ----------   ----------
Raw materials...............................................  $1,221,419   $  682,841
Work in process.............................................     639,907      508,688
Finished goods..............................................     371,386      466,137
                                                              ----------   ----------
                                                              $2,232,712   $1,657,666
                                                              ==========   ==========

  OTHER ASSETS

     At December 31, 2001 and 2000, respectively, other assets consisted primarily of debt acquisition costs in the amount of $1,557,761 and $1,158,802, net, which are amortized over the term of the related debt, and the costs for the preparation of patent applications of $235,879 and $264,453, net, which are amortized using the straight-line method over 17 years.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

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

  SFAS NO. 125

     The Company accounts for transfers of receivables, with recourse, to a related party under the guidelines of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", (SFAS
125). This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as transfers of receivables with recourse, and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Based on the requirements of SFAS No. 125, the receivables transferred to the related party with recourse are accounted for as a secured borrowing because the Company is not considered to have surrendered control over the transferred assets. Accounts receivable and accounts payable-related parties at December 31, 2001 and 2000, include $2,902,925 and $1,639,351, respectively, to reflect these requirements (see Note 4).

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

     In computing Diluted EPS, only potential common shares that are dilutive -- those that reduce earnings per share or increase loss per share -- are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Company has incurred losses from continuing operations and net losses for the years ended December 31, 2000 and 1999. Therefore, Basic EPS and Diluted EPS are computed in the same manner for those years.

                                                          YEAR ENDED DECEMBER
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Net income (loss) (A).........................  $   312,864   $(2,206,521)  $(1,763,736)
                                                ===========   ===========   ===========
Assumed exercise of stock options and
  warrants....................................   19,026,734            --
Application of assumed proceeds of $9,509,966
  toward repurchase of stock at average market
  prices of $1.01 per share for the year ended
  December 31, 2001...........................   (9,415,808)           --
                                                -----------   -----------   -----------
Net additional shares issuable................    9,610,926            --
                                                ===========   ===========   ===========
Adjustment of shares outstanding:
  Weighted average common shares
     outstanding..............................   27,565,825    26,059,013    24,598,715
  Net additional shares issuable..............    9,610,926            --
                                                -----------   -----------   -----------
  Adjusted shares outstanding (B).............   37,176,751    25,059,013    24,598,715
                                                ===========   ===========   ===========
Net income (loss) per common share
  -- Diluted (A) divided by (B)...............  $      0.01   $     (0.08)  $     (0.07)
                                                ===========   ===========   ===========

     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share (EPS). Those options (1,168,500 for the year ended December 31, 2001) and warrants (5,109,204 for the year ended December 31, 2001) were either antidilutive and/or not exercisable at December 31, 2001. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

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

                                                              2001    2000    1999
                                                              ----    ----    ----
Weyerhaeuser................................................   82%     72%     50%
Therma-Tru..................................................    6%     12%     21%

  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

     Current assets and current liabilities -- The carrying value approximates fair value due to the short maturity of those items.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     Long-term debt -- The fair value of the Company's long-term debt has been estimated by the Company based upon each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral and amortization schedule. The carrying amount approximates fair value.

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on the Company's net income.

NOTE 4:  RELATED PARTY TRANSACTIONS

     During 2001, the Company had an agreement with an affiliate, Brooks Investment Co., controlled by Marjorie S. Brooks whereby the Company agreed to transfer certain of its trade receivables as collateral, which the affiliate deemed acceptable, up to $2.5 million at any one time. Upon acceptance of a transfer of a receivable, the affiliate remitted to the Company 85% of the receivable, as defined in the agreement. Through September 30, 2001, upon collection of the receivable, the Company remitted to the affiliate 1.75% of the receivable as a factoring charge and the additional 13.25% of the receivable was remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. On October 1, 2001, the factoring charge decreased to 0.8%. The Company indemnified the affiliate for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 2001, the Company transferred an aggregate of approximately $34 million in receivables under this agreement, of which $3.3 million remained to be collected as of December 31, 2001. During 2000 and 1999, the Company transferred an aggregate of approximately $28.2 million and $20.5 million, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $517,349, $470,794 and $202,034 associated with the factoring agreement were included in selling and administrative costs at December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001, accounts payable-related parties included advances on factored receivables of approximately $2.9 million and $388,000 relating to other items owed to related parties.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTE 5:  NOTES PAYABLE AND LONG-TERM DEBT

  NOTES PAYABLE -- OTHER

     Notes payable -- other, consisted of the following at December 31:

                                                                 2001         2000
                                                              ----------   ----------
12% notes payable, due on demand............................  $  350,000   $  350,000
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock
  or cash, principal due in cash on December 31, 2002. The
  effective interest rate on the debt, including the effects on debt discounts from stock warrant issuances, was
  61.8%.....................................................     600,000      750,000
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock
  or cash, principal due in cash on December 31, 2002. The
  effective interest rate on the debt, including the effects on debt discounts from stock warrant issuances, was
  188.9%....................................................     410,000      410,000
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock
  or cash, principal due in cash on December 31, 2002. The
  effective interest rate on the debt, including the effects on debt discounts from stock warrant issuances, was
  57.8%.....................................................     359,963      359,963
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock
  or cash, principal due in cash on December 31, 2002. The
  effective interest rate on the debt, including the effects on debt discounts from stock warrant issuances, was
  37.1%.....................................................     287,500      287,500
Other.......................................................      58,114       40,905
                                                              ----------   ----------
Total.......................................................  $2,065,577   $2,198,368
                                                              ==========   ==========

     The Company has had five-bridge financing agreements. The first was completed on October 30, 1997, and was paid off in 2001. The second bridge financing was completed on February 5, 1998. The Company issued notes payable totaling $800,000 which were originally due and payable on November 2, 1998, but have since been extended without penalty warrants to the earlier of December 31, 2002 and the release of at least $9 million of the escrowed bond funds. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 1,600,000 consulting warrants and 96,000 placement warrants and paid loan origination costs of $104,000 to the placement agent. If the notes are extended beyond December 31, 2002, the Company may be required to issue 448,000 penalty warrants (400,000 consulting warrants and 48,000 placement warrants). The warrants expire February 5, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. In 2000 and 2001, $50,000 and $150,000, respectively, was paid on the notes bringing the note balance to $600,000 at December 31, 2001.

     A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000 which were originally due and payable on January 2, 1999, but have since been extended without penalty warrants to the earlier of December 31, 2002 and the release of at least $9 million of the escrowed bond funds. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants and paid loan origination costs of $53,300 to

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

the placement agent. If the notes are extended beyond December 31, 2002, an additional 205,000 consulting warrants and 24,600 placement warrants may be issued. The warrants expire April 7, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

     A fourth bridge financing was completed on June 3, 1998. The Company issued notes payable totaling $359,963 which were originally due and payable on February 28, 1999, but have since been extended without penalty warrants to the earlier of December 31, 2002 and the release of at least $9 million of the escrowed bond funds. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 719,926 consulting warrants and 43,195 placement warrants and paid loan origination costs of $46,795 to the placement agent. If the notes are extended beyond December 31, 2002, an additional 179,981 consulting warrants and 21,597 placement warrants may be issued. The warrants expire June 3, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

     A fifth bridge financing was completed on August 21, 1998. The Company issued notes payable totaling $287,500 which were originally due and payable on May 18, 1999, but have since been extended without penalty warrants to the earlier of December 31, 2002 and the release of at least $9 million of the escrowed bond funds. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 575,000 consulting warrants and 34,500 placement warrants and paid loan origination costs of $37,375 to the placement agent. If the notes are extended beyond December 31, 2002, an additional 143,750 consulting warrants and 17,250 placement warrants may be issued. The warrants expire August 21, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

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

  NOTES PAYABLE -- RELATED PARTIES

     Notes payable to related parties consisted of two notes payable to an investment company owned by a significant shareholder, a note payable directly to that significant shareholder and a note payable to an investment holding company controlled by one of the Company's directors. During 2000, $150,000 of the outstanding principal balance on one of these notes was converted to Class A common stock at a conversion price of $1 per share, which approximated fair value. This transaction is considered a non-cash financing activity for statement of cash flows purposes. The outstanding principal balance at December 31, 2001 on each note was $100,000, $150,000, $100,000 and $100,000, respectively. The first two notes are due on demand and include interest at a fixed rate of 10%. The second two notes are due June 3, 2002 and include interest at a fixed rate of 8.5%.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

  LONG-TERM DEBT

     Long-term debt, less current maturities consisted of the following at December 31:

                                                                 2001         2000
                                                              ----------   ----------
13.25% notes payable, due in monthly installments of $6,030, secured by certain manufacturing equipment, maturing
  January 1, 2003...........................................  $   72,655   $  126,530
9.75% note payable to Arkansas State Bank, due in monthly
  installments of $49,156, secured by real estate and
  improvements, fixed assets, assignment of life insurance
  policy, personal guarantee of certain stockholders and an
  80% USDA Department of Rural Development guarantee,
  maturing February 23, 2015.(a)............................   4,349,459    4,500,000
Other.......................................................     194,270      102,315
                                                              ----------   ----------
Total.......................................................   4,616,384    4,728,845
Less current maturities.....................................    (313,182)    (242,689)
                                                              ----------   ----------
Long-term debt, net of current maturities...................  $4,303,202   $4,486,156
                                                              ==========   ==========

---------------

(a) The note contains certain financial covenants including a minimum debt to net worth ratio, as defined, of no more than 3 to 1; and a minimum current ratio of 2 to 1. The Company was not in compliance as of December 31, 2001, and the bank granted a waiver of the financial covenants discussed above.

     The aggregate maturities of long-term debt, net of debt discount, as of December 31, 2001, are as follows:

YEAR                                                             AMOUNT
----                                                           ----------
2002........................................................   $  313,182
2003........................................................      270,353
2004........................................................      250,503
2005........................................................      238,936
2006........................................................      255,643
Thereafter..................................................    3,287,767
                                                               ----------
                                                               $4,616,384
                                                               ==========

  BONDS PAYABLE

     In October 1999, the Company entered into an agreement with the City of Springdale, Arkansas for the issuance of Series 1999 Industrial Development Revenue Bonds (the Bonds). The Bonds are private activity bonds issued for a limited number of purposes, including solid waste disposal projects. The Company received the Bond allocation; however, given their current cash flow position, the Bonds are not marketable. As a result, the Bonds have been issued and retained in escrow until such time in which the Company meets certain criteria as defined in the Bond agreement. The bonds are secured by cash deposits sufficient to retire the debt.

     Proceeds of the Bonds were deposited as follows: $112,814 of the proceeds were deposited in the Issuance Expense Fund while the remaining $16,387,186 were deposited in the Project Fund and invested until the Reset Date (July 16, 2002). Any interest or other gain realized as a result of any investments of monies from the Project Fund shall be retained in or transferred to the Project Fund. Should the escrow funds be devalued by the Reset Date, the Company is liable for any deficiencies.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     The Bonds carry a maturity date of October 1, 2029 and an original issue date of October 14, 1999. The Bonds shall be dated as of October 14, 1999 with interest from the original interest date payable semiannually on April 1 and October 1 of each year, commencing April 1, 2002. The Bonds will bear interest at 5.25% from the date of issuance until the Reset Date. Interest from the Reset Date to the maturity date will be calculated at a variable rate equal to the lesser of (i) 9.75% per annum and (ii) a variable rate of interest certified by a remarketing agent appointed by the Company. If a remarketing agent fails to properly certify a new variable rate, the rate shall be the same as the rate preceding the Reset Date until the variable rate is so certified.

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

     The Company's interest in the land purchased in Springdale, Arkansas in March 2000, the improvements, the plans and specifications, and any fixtures or appurtenances secure all advancements under this agreement now or hereafter erected thereon. In addition, the Company granted the Issuer a present security interest in the pledged accounts, the funds, any trust accounts referred to in the agreement, all tangible personal property, furniture, and machinery and equipment located on the site.

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

     The Bonds are subject to mandatory sinking fund redemption at a redemption price equal to 100 percent of the principal amount thereof and accrued interest to the redemption date. As of October 1 of each year, subsequent to the year the bonds break escrow, there shall be deposited in the Bond Principal Fund and Bond Interest Fund a sum which is sufficient to redeem the following principal amounts and accrued interest to the redemption date:

YEAR                                                             AMOUNT
----                                                           -----------
2002........................................................   $         0
2003........................................................       200,000
2004........................................................       170,000
2005........................................................       185,000
2006........................................................       200,000
Thereafter..................................................    15,745,000
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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTE 6:  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     The Company issued 1,500 Series A preferred shares, 900 Series B preferred shares and 500 Series C preferred shares at a price of $1,000 per share. Such stock was purchased by the major stockholder, a 5% holder and accredited institutional investors. The preferred stock bears an interest premium of 10% per year and is payable in cash or common stock. The Company has reserved 6,196,656 shares of Class A common stock for conversion under the preferred stock agreement. During 2001, the Company converted $290,000 of accrued premiums to common stock at a conversion price of $0.81 per share. This transaction is considered a non-cash financing activity for statement of cash flow purposes.

     On the 7th anniversary date of the issuance of preferred stock, the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. If the preferred stock is converted prior to the 7th anniversary of its date of issuance, the conversion price is the lower of $1.20 or the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. The Company, at its option and two years from the issuance date, can redeem the stock prior to conversion at a premium of 150 percent. The stock was issued with series of X and Y warrants, which can be exercised at $1.20 and $2.50 per share, respectively, as described in the warrants section below.

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

  WARRANTS

     The Company has reserved 17,298,501 shares of the Company's Class A common stock for issuance under the following warrant agreements.

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

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

  Class H Warrants

     In 1995, in connection with the note payable to Marjorie S. Brooks and the accounts payable-related parties (see Notes 4 and 5), the Company's Board of Directors authorized the issuance of up to 2,000,000 Class H Warrants on a one-for-one basis for each dollar advanced under the agreement and having an exercise price equal to the per share market value of the Company's Class A common stock on the date of such advances. The warrants are exercisable at prices from $0.39 to $0.49 per share of Class A common stock for each Class H Warrant exercised. In 2000, 228,208 shares of Class H Warrants were exercised at prices ranging from $0.39 to $0.49 per share, resulting in proceeds of $100,000. The remaining 1,771,792 Class H Warrants expire in February 2005, and are exercisable at prices from $0.46 to $0.48 per share of Class A common stock for each Class H Warrant exercised.

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

     In 1999, 29,367 Class I Warrants were exercised at a price of $0.9375 per share, resulting in proceeds of $27,532, and 42,866 Class I Warrants expired. Also in 1999, 321,111 Class I Warrants were extended to June 22, 2003. In 2001, 45,616 Class I Warrants were exercised at prices ranging from $0.31 to $0.9375 per share, resulting in proceeds of $22,048.

  Class J and K Warrants

     In December 1996, in connection with a note payable of $100,000, the Company authorized and issued two sets of Warrants, Class J for 200,000 and Class K for 150,000. Each Class J and Class K

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Warrant is exercisable on a one-for-one basis into common stock. Each Class J Warrant is exercisable at $0.50 per share and each Class K Warrant is exercisable at $0.75 per share. In 2000, 100,000 shares of Class J Warrants were exercised at a price of $0.50 per share, through the conversion of a note payable to the warrant holder of $50,000. This transaction is considered a non-cash financing transaction for statement of cash flow purposes. The remaining 100,000 Class J Warrants and 150,000 Class K Warrants were exercised in 2001.

  X and Y Warrants Issued in Connection with Preferred Stock

     The preferred stock carries a series of X and Y Warrants, which will convert at $1.20 and $2.50 per share. In connection with the 2,900 preferred shares, the Company issued 2,900 X Warrants and 2,900 Y Warrants. Each of the Series X Warrants entitles the holder to the right to acquire 555 shares (for X Warrants issued with Series A shares) and 833.33 shares (for X Warrants issued with Series B and C shares) of the Company's common stock (1,999,162 shares). Each of the Series Y Warrants entitles the holder to the right to acquire 205 shares (for Y Warrants issued with Series A shares) and 400 shares (for Y Warrants issued with Series B and C shares) of the Company's common stock (867,500 shares). Each of the warrants has cashless exercise features that are based on various conversion amounts and terms.

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

  Bonus Warrants

     In connection with the exercise of the Class B and C Warrants during 1998 and 1999, the Company granted a new warrant on a one-for-one basis for each Class B and C Warrant exercised. The Bonus Warrants, 1,054,670 and 257,994 issued in 1998 and 1999, respectively, were originally to expire February 12, 2001, but were extended to June 22, 2003, and are exercisable at a price of $3.00 per share of Class A common stock for each Bonus Warrant exercised.

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

     In February 1998, the Company obtained bridge financing of $800,000 (see
Note 5). In connection with the financing obtained, 1,696,000 stock warrants were issued. The stock warrants expire on February 5, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In 2000 and 2001, 69,334 and 59,334 consulting warrants were exercised at a price of $0.375 resulting in proceeds of $26,000 and $22,250, respectively. In 2000 and 2001, 21,240 and 13,427 placement warrants were exercised at a price of $0.375 per share resulting in proceeds of $7,965 and $5,035, respectively.

     In April 1998, the Company obtained bridge financing of $410,000 (see Note
5). In connection with the financing obtained, 869,200 stock warrants were issued. The stock warrants expire on April 7, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In 2001, 60,000 consulting warrants and 3,099 placement warrants were exercised at a price of $0.375 per share resulting in proceeds of $23,662.

     In June 1998, the Company obtained bridge financing of $359,963 (see Note
5). In connection with the financing obtained, 763,121 stock warrants were issued. The stock warrants expire on June 3, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In 2001, 80,000 consulting warrants were exercised at a price of $0.375 per share resulting in proceeds of $30,000.

     In August 1998, the Company obtained bridge financing of $287,500 (see Note
5). In connection with the financing obtained, 609,500 stock warrants were issued. The stock warrants expire on August 21, 2003, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In 2001, 8,624 placement warrants were exercised at a price of $0.375 per share resulting in proceeds of $3,234.

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     At December 31, 2001, the Company had outstanding warrants as follows:

                                                          WARRANTS FOR
                                                            CLASS A      WEIGHTED AVERAGE
                                                          COMMON STOCK    EXERCISE PRICE
                                                          ------------   ----------------
Class C Warrants........................................      325,000         $1.075
Class F Warrants........................................      987,040           0.61
Class G Warrants........................................    2,987,040           0.92
Class H Warrants........................................    1,771,792           0.47
Class I Warrants........................................      275,495           0.70
Series X Warrants.......................................    1,999,162           1.20
Series Y Warrants.......................................      867,500           2.50
Series X Warrants -- Placement Agent....................      417,503           1.20
Series Y Warrants -- Placement Agent....................      153,769           2.50
Bonus Warrants..........................................    1,312,664           3.00
Consulting Warrants.....................................    5,386,258          0.375
Placement Warrants......................................      205,278          0.375
Extension Warrants......................................      310,000          0.375
Series Z Placement Warrants.............................      300,000           1.00
                                                           ----------         ------
                                                           17,298,501         $ 0.96
                                                           ==========         ======

     In order to remain listed on the Nasdaq SmallCap Market, all publicly held companies must meet certain criteria (maintenance standards) established by the Nasdaq. Increased listing and maintenance standards include a minimum bid of $1.00 common stock price and a $2 million net asset value. As of December 31, 2001, the Company's closing stock price was $1.15, and its net asset value was $4,198,754. There is no guarantee that in the future the stock price will continue above the $1.00 minimum bid price or that the net assets will not fall below the $2 million amount required by Nasdaq.

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

     In accounting for its derivative contracts at June 30, 2001, the Company recorded $8,419,345 in warrants outstanding in the equity section of its balance sheet and decreased its additional paid-in capital by the same amount, leaving its total stockholder's equity amount unaffected. The warrant valuation was determined as of June 30, 2001 using the Black-Scholes option-pricing model. With the following details and assumptions. The underlying stock price was $0.87. Exercise prices of the warrants ranged from $0.31 to $3.00. The volatility of the stock underlying the warrants ranged from 46.42% to 87.27%, and the risk-free rates of return ranged from 3.63% to 4.82%.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTE 7:  STOCK OPTION PLANS

     The Company's Stock Option Plans (the 1997 Plan, 1994 Plan, Director Plan, Chairman Plan and the 1989 Plan, collectively "the Plans") authorize the issuance of 7,600,000 shares of the Company's Class A common stock to its directors, employees and outside consultants. The option price of the stock options awarded must be at least equal to the market value of the Class A common stock on the date of grant. Stock options may not be granted to an individual to the extent that in any calendar year in which options first become exercisable, the shares subject to options first exercisable in such year have a fair market value on the date of grant in excess of $100,000. No option may be outstanding for more than ten years after its grant. The purpose of the Plans is to enable the Company to encourage key employees, directors and outside consultants to contribute to the success of the Company by granting such persons incentive stock options (ISOs) and/or non-incentive stock options (nonqualified stock options). The ISOs are available for employees only. In order to provide for disinterested administration of the Plans for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, the Director Plan also provides that outside directors will automatically receive annual awards of nonqualified stock options.

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

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

     A summary of the activity in the Company's Stock Option Plans during the years ended December 31, 2001, 2000 and 1999, follows:

                                         2001                   2000                   1999
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of
  year.........................  4,690,130    $0.84     5,484,500    $0.77     4,473,000    $0.67
Granted........................    575,000     1.13       200,000     2.02     1,350,000     1.29
Exercised......................    (75,000)    0.66      (465,000)    0.55      (132,500)    1.22
Forfeited......................         --       --      (529,370)    0.80      (206,000)    1.73
                                 ---------    -----     ---------    -----     ---------    -----
Outstanding, end of year.......  5,190,130    $0.93     4,690,130    $0.84     5,484,500    $0.77

     The following table summarizes information about stock options outstanding under the Company's Stock Option Plans as of December 31, 2001:

                                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                ---------------------------------------   -----------------------
                                  NUMBER        WTD. AVG.     WTD. AVG.     NUMBER      WTD. AVG.
                                OUTSTANDING     REMAINING     EXERCISE    EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES        AT 12/31/01   CONTRACT LIFE     PRICE     AT 12/31/01     PRICE
------------------------        -----------   -------------   ---------   -----------   ---------
$0.38-$0.48...................   1,192,667     4.15 years       $0.44      1,192,667      $0.44
$0.56-$1.00...................   2,828,963     4.61 years       $0.75      2,828,963      $0.75
$1.19-$1.47...................     543,500     4.84 years       $1.27        143,500      $1.29
$1.75-$2.75...................     625,000     4.59 years       $2.02        175,000      $2.18
                                 ---------     ----------       -----      ---------      -----
                                 5,190,130     4.52 years       $0.93      4,340,130      $0.74

     The weighted-average fair value of options granted during 2001, 2000 and 1999 was $0.87, $1.77 and $0.94, respectively. SFAS No. 123, "Accounting for Stock-Based-Compensation", issued by the FASB in October 1995, encourages but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the "fair value" method of accounting set forth in the statement. The Company continues to account for its stock option plans and other stock-based compensation using the "intrinsic value" method of accounting set forth in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock option plans and other stock-based compensation been determined consistent with SFAS No. 123, the Company's net

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

income (loss) and net income (loss) per share of common stock would have been reduced (increased) to the following pro forma amounts:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Net income (loss) applicable to common stock
  As Reported.................................  $   312,864   $(2,206,521)  $(1,763,736)
  Pro-Forma...................................     (184,819)   (2,549,574)   (2,445,990)
Net income (loss) per share of common stock
  (Basic and Diluted)
  As Reported.................................  $       .01   $      (.08)  $      (.07)
  Pro Forma...................................         (.01)         (.10)         (.10)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4.9, 5.8 and 5.4 percent; expected lives of 7, 9 and 5 years; and expected volatilities of 103, 94.6 and 90.5 percent. Since no dividends are expected to be paid by the Company during the expected lives of the options, a dividend yield of zero was used for purposes of computing the fair value of the options.

NOTE 8:  LEASES

     During 2001, the Company was obligated under a non-cancelable lease with a principal stockholder for land and a building where a production facility is located. This lease had an expiration date of April 30, 2001, and rental payments of $1,519 per month. Upon the expiration of the lease, the Company exercised its rights to purchase the facility. In 1997, the Company entered into a non-cancelable sublease for a production facility which expires August 31, 2002. Lease payments on the facility are $19,000 per month. The sublease contains an option to purchase the facility for $1.8 million, exercisable at any time during the sublease, and a renewal option to lease the property for an additional five years at an increased rate. At December 31, 2001, the Company was obligated under various operating leases covering certain equipment. Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $671,762, $695,478 and $609,586, respectively. Future minimum lease payments required under operating leases as of December 31, 2001, are as follows:

YEAR                                                             AMOUNT
----                                                           ----------
2002........................................................   $  588,211
2003........................................................      325,449
2004........................................................      275,527
2005........................................................      257,995
2006........................................................      257,995
                                                               ----------
Total minimum payments required.............................   $1,705,177
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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     As of December 31, 2001, the Company had net operating loss carryforwards of approximately $23 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2004 through 2021, if not utilized.

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Deferred tax assets --
  Net operating loss carryforwards............  $ 8,125,000   $ 8,014,000   $ 7,509,000
  Valuation allowance.........................   (7,301,000)   (7,450,000)   (6,961,000)
                                                -----------   -----------   -----------
     Total deferred tax assets................      824,000       564,000       548,000
Deferred tax liability --
  Depreciation................................      824,000       564,000       548,000
                                                -----------   -----------   -----------
     Net deferred tax.........................  $        --   $        --   $        --
                                                ===========   ===========   ===========

     As the Company generated net operating losses from its inception through 2000 and there is no assurance of the Company's ability to generate adequate future taxable income, a valuation allowance of approximately $7.3 million has been established at December 31, 2001, to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such valuation allowance in the future.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

     The Company was a counterclaim defendant in a federal action in Texas, involving allegations from a former employee and officer of the Company that the Company breached an employment agreement by terminating employment. The Company believed this action was without merit and vigorously defended itself. The Company prevailed at trial with no award of damages and plaintiff's appeal was dismissed for lack of prosecution as of October 24, 2001. The plaintiffs appeal was subsequently reinstated and is pending.

     The Company was sued in May 2000, in a federal action in the Western District of Texas, for breach of contract seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two of our founders in the United States District Court for the Western District. The plaintiffs are seeking approximately $1.2 million in past royalties, plus attorneys' fees, any applicable pre-judgment and post-judgment interest, and a declaration that the Company pay an ongoing royalty in the amount of $10 per ton on future sales from the Company's Junction, Texas facility on production utilizing cedar fiber and recycled plastic. In 2001, the plaintiffs amended the complaint and also sued two of our founders personally, as well as the Company. A bench trial began during the fourth quarter 2001, and post-trial brief concluded in February 2002, and the case is now awaiting decision from the court. The Company believes these allegations are unfounded and without merit and is defending itself accordingly.

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

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

     As of December 31, 2001, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Net Sales --
  Commercial and residential decking surface
     components...............................  $26,621,821   $19,725,608   $10,314,728
  Exterior door, window and housing trim
     components...............................    5,977,555     6,896,334     9,311,095
  Industrial flooring.........................      579,606       886,922       291,310
                                                -----------   -----------   -----------
                                                $33,178,982   $27,508,864   $19,917,133
                                                ===========   ===========   ===========

                                                    YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------------------
                                  2001                        2000                        1999
                        -------------------------   -------------------------   ------------------------
                        SPRINGDALE     JUNCTION     SPRINGDALE     JUNCTION     SPRINGDALE    JUNCTION
                        -----------   -----------   -----------   -----------   ----------   -----------
Gross Margin --
  Net revenues........  $19,249,421   $13,929,561   $15,225,413   $12,283,451   $9,193,900   $10,723,233
  Cost of goods
     sold.............   13,210,982    10,754,680    12,680,692     9,970,047    8,632,047     8,533,978
                        -----------   -----------   -----------   -----------   ----------   -----------
  Gross margin........  $ 6,038,439   $ 3,174,881   $ 2,544,721   $ 2,313,404   $  561,853   $ 2,189,255
                        ===========   ===========   ===========   ===========   ==========   ===========

NOTE 12:  401(k) PLAN

     During December 2000, the Company initiated the A.E.R.T. 401(k) Plan (the
Plan) for the benefit of all eligible employees. The Plan qualifies under
Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the Plan. The Plan provides that the Company may elect to make employer-matching contributions equal to a percentage of each participant's voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. Profit sharing contributions to the Plan can range from 0% to 15% of participants' annual compensation. During 2001, no matching or profit sharing contributions were made to the Plan.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  3.1     --  Certificate of Incorporation, including Certificate of
              Amendment filed on June 12, 1989 (a), and Certificate of
              Amendment filed on August 22, 1989.(b)
  3.2     --  Certificate of Designation of Class B common stock.(a)
  3.3     --  Bylaws of Registrant.(a)
  3.4     --  Form of Class A common stock Certificate.(c)
  4.2     --  Form of Class B common stock Certificate.(a)
  4.3     --  Form of Warrant Agreement with American Stock Transfer &
              Trust Company, including Class A and Class B common stock
              Purchase Warrants.(a)
  4.7     --  Form of Redeemable Class B Warrant Certificate.(c)
  4.8     --  Form of Class C Warrant Certificate.(h)
  4.9     --  Form of Class D Warrant Certificate.(h)
  4.10    --  Form of Class E Warrant Certificate.(h)
  4.11    --  Form of Class F Warrant Certificate.(i)
  4.12    --  Form of Class G Warrant Certificate.(i)
  4.13    --  Form of Class H Warrant Certificate.(j)
  4.14    --  Form of Class I Warrant Certificate.(k)
  4.15    --  Form of Class J Warrant Certificate.(l)
  4.16    --  Form of Class K Warrant Certificate.(m)
 10.1.1   --  Private Placement Agreement.(o)
 10.1.2   --  Consulting Agreement.(o)
 10.1.3   --  Note Purchase Agreement.(o)
 10.1.4   --  Form of Note.(o)
 10.1.5   --  Form of Private Placement Warrants.(o)
 10.1.6   --  Form of Consulting Warrants.(o)
 10.9     --  Form of Right of Refusal Agreement among Class B common stockholders.(a)
 10.10    --  1989 Stock Option plan.(a)
 10.11    --  Form of Escrow Agreement with American Stock Transfer &
              Trust Company.(c)
 10.15    --  Lease Agreement dated June 1, 1990 between the Registrant and J's Feed, Inc. for the Registrant's plastics reclamation facility.(e)
 10.16    --  Loan Agreement dated June 13, 1991 with Dow Credit
              Corporation.(f)
 10.17    --  Loan Agreement dated October 22, 1991 with Dow Credit
              Corporation.(f)
 10.18    --  Loan Agreement with City of Rogers, arranged through
              Arkansas Industrial Development Commission.(f)
 10.19    --  Lease Agreement dated June 15, 1992 between the Registrant and George's, Inc. for the Registrant's corporate office
              facility.(g)
 10.20    --  Factoring Agreement dated April 30, 1993 between the
              Registrant and Brooks Investment Company.(h)
 10.21    --  Private Placement Distribution Agreement dated September 23,
              1993 between the Registrant and Berkshire International
              Finance, Inc.(h)
 10.22    --  Lease Agreement dated June 16, 1994 between Registrant and
              Marjorie S. Brooks.(i)
 10.27    --  Line of Credit Promissory Note payable to Jim G. Brooks and
              Marjorie S. Brooks.(i)
 10.28    --  Amended and Restated Stock Option Plan.(i)
 10.29    --  Non-Employee Director Stock Option Plan.(i)
 10.30    --  Chairman Stock Option Plan.(i)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 10.31    --  Factoring Agreement dated April 30, 1994 between the
              Registrant and Brooks Investment Company.(i)
 10.32    --  Lease agreement dated July 29, 1997 between Registrant and
              Dwain A. Newman, et ux., and National Home Center, Inc.(n)
 10.33    --  Securities Purchase Agreement.(p)
 10.34    --  Certificate of Designation of Series A Preferred Convertible
              Stock.(p)
 10.35    --  Certificate of Designation of Series B Preferred Convertible
              Stock.(p)
 10.36    --  Certificate of Designation of Series C Preferred Convertible
              Stock.(p)
 10.37    --  Form of Series X Warrants.(p)
 10.38    --  Form of Series Y Warrants.(p)
 10.39    --  Registration Rights Agreement.(p)
 10.40    --  Placement Agency Agreement.(p)

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