Form 10-Q
period 2002-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2002-05-15
CIK 849706

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER 1-10367


               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                71-0675758
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

         914 NORTH JEFFERSON STREET
         SPRINGDALE, ARKANSAS                             72764
  (Address of principal executive office)              (Zip code)

              (Registrant's telephone number, including area code)
                                 (479) 756-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES: X   NO:

As of May 10, 2002, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 28,042,517 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 Form 10-Q Index

                         PART I - FINANCIAL INFORMATION


                                                                                      Page
Item 1.  Financial Statements

         Balance Sheets, March 31, 2002 (unaudited)
           and December 31, 2001                                                       2-3

         Statements of Operations, (unaudited)
           Three Months Ended March 31, 2002 and 2001                                   4

         Statements of Cash Flows, (unaudited)
           Three Months Ended March 31, 2002 and 2001                                   5

         Notes to Financial Statements                                                 6-11

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                         11-16

Item 3.   Quantitative and Qualitative Disclosure about Market Risk                     17


                                PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                             17

Item 6.   Exhibits and Reports on Form 8-K                                              17

          Signatures                                                                    18

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheet

                              ASSETS

                                                          March 31,        December 31,
                                                             2002              2001
                                                         -----------       ------------
                                                         (unaudited)
Current assets:
  Cash                                                   $ 1,040,046       $    755,601
  Restricted bond escrow fund                             16,514,480         16,603,068
  Accounts receivable, net of allowance of $71,849         3,492,238          3,278,473
  Inventories                                              2,447,589          2,232,712
  Prepaid expenses                                           124,111            195,257
                                                         -----------       ------------
    Total current assets                                  23,618,464         23,065,111
                                                         -----------       ------------

Land, buildings and equipment:
  Land                                                       889,528            889,528
  Buildings and leasehold improvements                     1,484,746          1,468,525
  Machinery and equipment                                 19,956,695         19,744,082
  Transportation equipment                                   469,591            439,673
  Office equipment                                           564,105            467,471
  Construction in progress                                 1,272,599            831,193
                                                         -----------       ------------
                                                          24,637,264         23,840,472
Less accumulated depreciation                             13,047,233         12,366,249
                                                         -----------       ------------
Net land, buildings, and equipment                        11,590,031         11,474,223
                                                         -----------       ------------
Other assets, at cost less accumulated
  amortization of $364,451 at March 31, 2002
  and $357,308 at December 31, 2001                        1,987,797          1,853,737
                                                         -----------       ------------
                                                         $37,196,292       $ 36,393,071
                                                         ===========       ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheet

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31,       December 31,
                                                             2002              2001
                                                          -----------      ------------
                                                          (unaudited)
Current liabilities:
  Accounts payable - trade                                $ 4,192,132      $  4,113,105
  Accounts payable - related parties                        3,240,071         3,290,847
  Current maturities of long-term debt                        327,373           313,182
  Accrued liabilities                                       1,018,108           868,000
  Notes payable - related parties                             700,000           450,000
  Notes payable - other                                     2,027,338         2,065,577
  Bonds payable                                            16,500,000        16,500,000
                                                          -----------      ------------
     Total current liabilities                             28,005,022        27,600,711
                                                          -----------      ------------
  Long-term debt, less current maturities                   4,263,004         4,303,202
                                                          -----------      ------------
  Accrued premium on convertible preferred stock              262,954           290,404
                                                          -----------      ------------

  Stockholders' equity per accompanying statements:
    Preferred stock, $1 par value; 5,000,000 shares
      authorized; 2,900 shares issued and outstanding           2,760             2,900
  Class A common stock, $.01 par value; 75,000,000
    shares authorized; 27,803,158 shares issued and
    outstanding at March 31, 2002 and 27,167,774
    at December 31, 2001                                      278,032           271,678
  Class B convertible common stock, $.01
     par value; 7,500,000 shares authorized,
     1,465,530 shares issued and outstanding                   14,655            14,655
  Warrants outstanding; 16,876,734 at March 31, 2002
   and 17,298,501 at December 31, 2001                      7,975,273         8,203,154
  Additional paid-in capital                               23,290,370        22,810,588
  Accumulated deficit                                     (26,895,778)      (27,104,221)
                                                          -----------      ------------
     Total stockholders' equity                             4,665,312         4,198,754
                                                          -----------      ------------
                                                          $37,196,292      $ 36,393,071
                                                          ===========      ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

                                              Three months ended March 31
                                                  2002              2001
                                             ------------      ------------
Net sales                                    $  9,282,679      $  7,814,036

Cost of goods sold                              6,818,927         5,813,680
                                             ------------      ------------

Gross margin                                    2,463,752         2,000,356

Selling and administrative costs                1,678,540         1,741,773

Research and development                          220,117                --
                                             ------------      ------------


Operating income                                  565,095           258,583

Other income (expense)
  Interest income                                 113,839           279,661
  Interest expense                               (397,991)         (496,896)
                                             ------------      ------------
                                                 (284,152)         (217,235)
                                             ------------      ------------
Income before accrued premiums on
 preferred stock                                  280,943            41,348

Accrued premium on preferred
  stock                                           (72,500)          (72,500)
                                             ------------      ------------

Net income (loss) applicable to common
  stock                                           208,443      $    (31,152)
                                             ============      ============

Income (loss) per share of common
 stock (Basic)                               $        .01      $        .00
                                             ============      ============

Income (loss) per share of common
 stock (Diluted)                             $        .00      $        .00
                                             ============      ============

Weighted average number of common shares
  outstanding (Basic)                          29,268,660        27,220,851
                                             ============      ============

Weighted average number of common shares
  outstanding (Diluted)                        42,622,807        27,220,851
                                             ============      ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three months ended March 31
                                                               2002              2001
                                                           ------------      ------------
Cash flows from operating activities:
Net income (loss) applicable to common stock               $    208,443      $    (31,152)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
  Depreciation and amortization                                 715,332           692,039
  Premium accrued on preferred  stock                            72,500            72,500
  Increase in other assets                                       (1,200)          (30,001)
  Changes in current assets and current liabilities            (208,699)         (133,360)
                                                           ------------      ------------
Net cash provided by operating activities                       786,376           570,026
                                                           ------------      ------------

Cash flows from investing activities:
   Purchases of land, buildings and equipment                  (569,452)          (77,461)
                                                           ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of notes                              250,000                --
   Payments on notes                                           (116,586)          (81,356)
   Increase in outstanding advances on
     factored receivables                                       (56,850)         (107,566)
  Debt acquisition costs                                       (167,208)          (20,000)
   Proceeds from exercise of stock options and
    warrants, net                                               158,165                --
                                                           ------------      ------------
   Net cash provided by (used in) financing activities           67,521          (208,922)
                                                           ------------      ------------

   Increase in cash                                             284,445           283,643

  Cash, beginning of period                                     755,601           603,629
                                                           ------------      ------------

  Cash, end of period                                      $  1,040,046      $    887,272
                                                           ============      ============


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1: UNAUDITED INFORMATION

         Advanced Environmental Recycling Technologies, Inc., has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, of a normal recurring nature and necessary for a fair presentation of the Company's operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified certain prior period amounts to conform to the current period presentation.

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

NOTE 3: FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2002, the Company had a working capital deficit of $4.4 million. With the exception of 2001, the Company has incurred net losses in each year since its inception. With the profitability of the first quarter ended March 31, 2002, the Company now has produced four consecutive profitable quarters. The Company on its own has limited financial resources, and in the past few years has, in large part, been supported by certain major shareholders and several accredited investors. There is no commitment for such shareholders or accredited investors to continue such support. As discussed in the following paragraphs, the Company may require additional financial resources in order to complete its production plan on a timely basis and fund maturities of debt and other obligations as they become due.

         The Company also has claims and litigation outstanding against it as described in Note 7, the outcome of which is uncertain. If the litigated claims were to be assessed against the Company, the Company would likely be unable to pay such claims without disrupting and slowing down its expansion and growth plans. These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors, and its ability to successfully mass-produce and market its products at economically feasible levels.

         The Company is continuing to refine its production plans, which management believes will continue to improve operating efficiencies and correct the production problems encountered in the past. The plan includes increasing production capacity, further automating the production process, reducing costs and better utilizing raw materials. If the Company is successful in breaking escrow of the $16.5 million bond proceeds, as discussed below, the Company anticipates reducing its working capital deficit by paying off the bridge notes and satisfying certain other short-term liabilities that have been incurred in significant part to purchase equipment for its Springdale plant or finance other capital assets. There is no assurance the Company will be successful in meeting the standards required to receive the bond financing proceeds or in obtaining necessary financial resources from other sources.

         In October 1999, the Company entered into an agreement with the City of Springdale, Arkansas for the issuance of $16.5 million principal amount of Series 1999 Industrial Development Revenue Bonds (the Bonds). The Bonds are private activity bonds issued for a limited number of purposes, including solid waste disposal projects. The Company received the Bond allocation. At this time the Company is in the process of remarketing the Bonds. Cash deposits sufficient to retire the debt currently secure the Bonds.

         Implementation of the full production plan will aid the Company in receiving the proceeds from the bond financing or in obtaining additional debt or equity financing beyond those resources currently available to the Company. Also, additional financial resources may be necessary to fund maturities of debt and other obligations as they come due in 2002. There is no assurance the Company will be able to further improve operating efficiencies or that the Company will be successful in securing capital resources to complete its production plan in a timely manner while funding maturities of debt and other obligations as they become due in 2002.

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


                                                        2002             2001
                                                     -----------      -----------
                                                     (unaudited)      (unaudited)
Receivables ....................................     $  (213,765)     $   (55,770)

Inventories ....................................        (214,877)        (126,007)

Prepaid expenses and other .....................         159,734         (237,623)

Accounts payable -
  Trade and related parties ....................         (89,899)        (297,040)

Accrued liabilities ............................         150,108          583,080
                                                     -----------      -----------
                                                     $  (208,699)     $  (133,360)
                                                     ===========      ===========
Cash paid for interest .........................     $   412,884      $   171,465
                                                     ===========      ===========

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

                                                        2002          2001
                                                     (unaudited)   (unaudited)
                                                     -----------   -----------
Accounts / notes payable for equipment. ........     $   227,340   $   198,659

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

  REVENUE RECOGNITION POLICY

Revenue is recognized at the time of shipment.

  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:


                                              March 31, 2002     December 31,
                                                (unaudited)          2001
                                              --------------     ------------
 Raw materials......................          $    1,695,290     $  1,221,419
 Work in process....................                 413,137          639,907
 Finished goods.....................                 339,162          371,386
                                              --------------     ------------
                                              $    2,447,589     $  2,232,712
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

RESEARCH AND DEVELOPMENT

         Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

NOTE 6: INCOME TAXES

         No income tax provision was recorded for the three months ended March 31, 2002, due to the realization of previously unrecognized net operating loss carryforwards.

NOTE 7: COMMITMENTS AND CONTINGENCIES

         The Company was sued in May 2000, in a federal action in the Western District of Texas, for breach of contract seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two of our founders in the United States District Court for the Western District. The plaintiffs are seeking approximately $1.2 million in past royalties, plus attorneys' fees, any applicable pre-judgment and post-judgment interest, and a declaration that the Company pay an ongoing royalty in the amount of $10 per ton on future sales from the Company's Junction, Texas facility on production utilizing cedar fiber and recycled plastic. In 2001, the plaintiffs amended the complaint and also sued two of our founders personally, as well as the Company. A bench trial began during the fourth quarter 2001, post-trial briefing concluded in February 2002, and the case is now awaiting decision from the court. The Company believes these allegations are unfounded and without merit and is defending itself accordingly.

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

         As of March 31, 2002, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:


Net Sales - Three months ended March 31                              2002             2001
                                                                 ------------     ------------
 Commercial and residential decking surface components .....     $  7,779,273     $  6,384,670
 Exterior door, window and housing trim components .........        1,402,485        1,209,228
 Industrial flooring .......................................          100,921          220,138
                                                                 ------------     ------------
                                                                 $  9,282,679     $  7,814,036
                                                                 ============     ============

Gross Margin -
Three months ended March 31,            2002                              2001
                            ------------------------------    ------------------------------
                             Springdale         Junction       Springdale        Junction
Net revenues.......         $  6,076,513      $  3,206,166    $  4,340,481      $  3,473,555
Cost of goods sold             4,146,558         2,672,369       3,050,051         2,763,629
                            ------------      ------------    ------------      ------------
Gross margin......          $  1,929,955      $    533,797    $  1,290,430      $    709,926
                            ============      ============    ============      ============

NOTE 9:  EARNINGS PER SHARE

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

         In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations and a net loss for the quarter ended March 31, 2001. Therefore, Basic EPS and Diluted EPS are computed in the same manner for that quarter.

                                                            Three months ended March 31
                                                          ------------------------------
                                                              2002              2001
                                                          ------------      ------------
Net income (loss) (A) ...............................     $    208,443      $    (31,152)
                                                          ============      ============

Assumed exercise of stock options and warrants ......       21,107,923                --

Application of assumed proceeds of
  $12,948,806 toward repurchase of stock at an
  average market price of $1.67 per share for the
  quarter ended March 31, 2002 ......................       (7,753,776)               --
                                                          ------------      ------------

Net additional shares issuable ......................       13,354,147                --
                                                          ============      ============

Adjustment of shares outstanding:
 Weighted average common shares outstanding .........       29,268,660        27,220,851
 Net additional shares issuable .....................       13,354,147                --
                                                          ------------      ------------
 Adjusted shares outstanding (B) ....................       42,622,807        27,220,851
                                                          ============      ============
Net income (loss) per common share
 - Diluted (A) divided by (B) .......................     $       0.00      $       0.00
                                                          ============      ============

         The Company has additional options and warrants that were not included in the calculation of diluted earnings per share (EPS). Those options (925,000 for the quarter ended March 31, 2002) and warrants (2,334,214 for the quarter ended March 31, 2002) were either antidilutive and/or not exercisable at March 31, 2002. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

         Advanced Environmental Recycling Technologies, Inc. develops, manufactures and markets composite building materials that can be used as an alternative to traditional wood products for exterior applications in building and remodeling homes. We use waste wood fiber and reclaimed polyethylene plastics as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic, have been extensively tested and are used by several leading national companies, such as the Weyerhaeuser Company (Weyerhaeuser) Lowe's Companies, Inc. (Lowe's) and Therma-Tru Corporation. On April 26, 2001, our decking, handrails and stair applications received a national evaluation report "NER" code rating under NER-596. The NER rating provides local building inspectors and code officials with independent testing and installation information regarding our products. This also allowed our decking products to expand into additional markets during 2001. Our products are marketed under the trade names LifeCycle(R), MoistureShield(R), Weyerhaeuser ChoiceDek(R) Classic,

Weyerhaeuser ChoiceDek(R) Plus and Weyerhaeuser ChoiceDek(R) Premium. Our decking distribution is with Weyerhaeuser Building Materials with 71 customer service centers across the US and Canada, providing logistics services to manufacturers, lumber dealers and home centers. During January 2001, we introduced an exterior trim and fascia system under the trade name MoistureShield(R) CornerLoc(TM). In the first quarter of 2002, we introduced ChoiceDek Premium into Lowe's and introduced a new composite handrail and deck post system.

         Our sales are primarily in the following markets:

         o Commercial and residential decking surface components and accessories such as balusters and handrails,

         o  Exterior door, window and housing trim components, and

         o  Industrial flooring.

         We currently operate two manufacturing and recycling facilities. Our Junction, Texas facility currently manufactures primarily decking and decking components, ChoiceDek Classic and ChoiceDek Premium, on two extruder lines. Our door, window and housing trim components(MoistureShield) are manufactured at our Springdale, Arkansas facility, along with our LifeCycle, ChoiceDek Plus, and ChoiceDek Premium lines of decking products, and all of our heavy industrial flooring. We now have three extruder lines and a plastic recycling facility in operation at our Springdale location. We have focused on improving our manufacturing efficiencies and reducing our manufacturing costs at the Junction and Springdale manufacturing facilities. Because of increased demand, two of the existing extrusion lines at the Springdale manufacturing facility will be upsized during the second quarter of 2002, and a fourth composite extrusion line will be added during the third quarter of 2002. A second plastic recycling facility and a third composite extrusion facility are also planned for Springdale. The timeliness of the implementation of the projects are subject to the availability of financing from either the proceeds of our industrial development bond financing currently held in escrow or from other debt or equity financing, of which there can be no assurance in either case (see Liquidity and Capital Resources). In 2001, we opened a plastic recycling warehouse and transfer facility in Springdale, Arkansas, and increased our collection efforts. This is in advance of and in preparation of building the additional plastic recycling plant.

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

 RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

         Net sales increased to $9,282,679 for the quarter ended March 31, 2002, which represents an increase of $1,468,643 or 19% over net sales of $7,814,036 for the quarter ended March 31, 2001. The first quarter 2002 composite net sales consisted of decking (ChoiceDek Classic, Plus & Premium) net sales of $7,779,273 and MoistureShield net sales of $1,503,406. These figures compare with first quarter 2001 decking (ChoiceDek) net sales of $6,384,670 and MoistureShield net sales of $1,429,366. Decking sales continue to increase at an accelerated rate primarily due to a new program recently initiated for Lowe's Home Improvement Warehouses(TM). The MoistureShield net sales for the quarter ended March 31, 2002 were slightly higher, $74,040, than March 31, 2001.

         The Springdale, Arkansas plant reported composite net sales of $6,076,513 in the first quarter of 2002 compared to $4,340,481 in the first quarter of 2001, a 40% increase. The Springdale plant produces the Company's MoistureShield lines for the industrial OEM customers, MoistureShield CornerLoc, ChoiceDek Plus and Premium decking and the ChoiceDek railing systems. The Junction, Texas plant sales were $3,206,166 in the first quarter of 2002, a slight decrease of $267,389 from net sales of $3,473,555 in the first quarter of 2001. This sales decline was the result of limited plant downtime and ongoing improvements and upgrades initiated in our extrusion department, which resulted in reducing the Texas extrusion lines from three to two larger volume lines intended to improve efficiency.

         Cost of goods sold increased $1,005,247 from $5,813,680 in the quarter ended March 31, 2001 to $6,818,927 in 2002. As a percentage of sales, cost of goods sold decreased 0.9% to 73.5% from cost of goods sold of 74.4% for the same period ended March 31, 2001. The Springdale plant cost of goods sold as a percentage of sales was 68.2% in the first quarter of 2002 compared to 70.3% for the same period in 2001. The Texas plant cost of goods sold as a percentage of sales increased to 83.4% in the first quarter of 2002 compared to 79.6% for the same period in 2001. The major reasons for the changes in cost of goods sold were that manufacturing overhead increased 2.6% as a percent of sales, however, raw materials decreased as a percentage of sales in 2002 to 21.9% from 25.4% in 2001 (a 3.5% decrease) and direct labor decreased as a percent of sales in 2002 (16%) from 2001 (16.7%). Discounts decreased 1.9% in 2002 for the quarter ended March 31 compared to the same period in 2001. There were also significant reductions in fuel, oil, and waste disposal costs.

         The increase in manufacturing overhead costs in the first quarter was primarily due to outsourcing charges from third party vendors required to build components for the new railing system while additional equipment was being installed during the quarter. The outsourcing was required in order to meet customer deadlines and cost approximately $425,000. The Company is installing the required equipment and working to bring these additional processes in-house to reduce the expenses by the third quarter of 2002.

Significant cost categories were as follows for the quarter ended March 31:

                                                 2002             2001
                                             ------------     ------------
Payroll and payroll taxes ..............     $  2,159,173     $  1,841,483
Depreciation ...........................          679,370          654,544
Raw materials ..........................        2,037,396        1,983,850
Other ..................................        1,942,988        1,333,803
                                             ------------     ------------
                                             $  6,818,927     $  5,813,680
                                             ============     ============

         Payroll and payroll taxes were down slightly as a percent of sales due to improved efficiencies. Depreciation was up slightly as only a minimal amount of new equipment was put into service in the first quarter. Raw material costs decreased as a percent of sales to 22% in 2002 from 25% in 2001. AERT continues to increase its internal plastic processing capability and improve its raw material processing efficiencies. In addition, the Company is working with outside suppliers to further reduce raw material costs. Other manufacturing costs increased $609,185 to $1,942,988 in 2002, up from $1,333,803 in 2001. The increases in costs were primarily due to the additional costs of outsourcing certain milling operations for components of AERT's new railing system, which AERT did not have the equipment to perform, as discussed above. Although expensive, we did meet the schedule required to introduce ChoiceDek Premium into the Lowe's stores during first quarter of 2002. We are working to improve efficiencies on these new components and further reduce costs during subsequent periods.

         Selling, general and administrative expenses decreased in absolute dollars $63,233 to $1,678,540 in the first quarter of 2002 from $1,741,773 in the comparable quarter in 2001. This was a decrease as a percent of net sales to 18.1% in 2002 from 22.3% in 2001. As previously discussed the Company developed a new railing system in the first quarter of 2002. This concerted effort was accomplished and required research and development expenses of $220,117.

         The operating income for the quarter ended March 31, 2002 was $565,095, an increase of $306,512 (119%) when compared to $258,583 of operating income for the quarter ended March 31, 2001. This increase is the result of increased sales, improved efficiencies, and continued expense management and improvement.

         The net income for the quarter ended March 31, 2002 was $208,443, up from a loss of $31,152 for the quarter ended March 31, 2001, a $239,595 improvement. This marks our fourth consecutive profitable quarter.

  LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had a working capital deficit of $4.4 million compared to a working capital deficit of $4.5 million at December 31, 2001. The Company expended approximately $1.5 million on capital expansion during the year ended 2001, primarily on improving our equipment at both production facilities in the areas of extrusion, raw material processing and plastic production. The reduction in the working capital deficit is primarily attributable to the Company's improving its production processes, reducing costs, paying down the note payables and making a profit. The Company's continued capital expansion for customer requirements contributed to the deficit not being further reduced during the period.

The Company expended approximately $800,000 on capital projects during the quarter ended March 31, 2002. Management's decision to finance significant capital expenditures with short-term bridge loans continues to contribute to the working capital deficit. Of such deficit, involving total liabilities of approximately $28 million as of March 31, 2002, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $3.7 million was to the Company's major shareholder or companies controlled by her, $1.65 million was in short term bridge loans, and approximately $4.2 million was in payables. The $4.4 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to issue short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. The Company generated sufficient cash flow to more than cover debt service. Cash flow available for debt service for the quarter ended March 31, 2002, was approximately $1.3 million, up from $947,000 for the quarter ended March 31, 2001.

         The Company closed a $16.5 million tax-exempt bond financing into escrow during the fourth quarter of 1999, intended to refinance existing obligations and shift construction and expansion related accounts payable into long-term financing. The bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the bonds were repurchased by the bondholder and a new reset date of October 13, 2001 was established. Following the events of the September 11 tragedy, the bonds were rolled over on October 13, 2001, January 16, 2002 and March 15, 2002. The bonds are currently due for reset on July 16, 2002. Since October 2001, discussions with potential buyers for the bonds have commenced. Currently the terms and covenants of the bonds in regard to the Company's needs are being reexamined and negotiated with potential buyers. The Company will continue to actively attempt to remarket the bonds on terms it feels are acceptable. If the Company is unsuccessful in remarketing the bonds, it could slow the Company's expansion plans and limit its ability to increase decking production in a timely manner for sale to Weyerhaeuser for Lowe's. As such, alternative construction or expansion financing would have to be arranged, of which there is no assurance. There are no assurances that the Company will be successful in re-marketing the bonds. If unsuccessful, the Company will be required to buy back the bonds.

         The Company believes that if it is successful in completing its pending escrowed bond financing it will reduce and later eliminate its working capital deficit by paying off the remaining bridge note balance of $1.65 million during the remainder of 2002. In addition, the Company will be effectively reimbursed for approximately $5.3 million of working capital used to pay vendors for capital expenditures and other costs eligible to be paid from bond proceeds. The Company will also receive approximately $155,000 for unpaid costs eligible for reimbursement that are reflected in the Company's accounts payable total. The bond funds will greatly improve the working capital position, and will restructure a significant portion of the Company's short-term indebtedness into long-term debt with more favorable interest rates, if the Company is able to meet the requirements of the bond indenture and break escrow. Purchasing the existing manufacturing site over a longer term should also help improve operating costs by eliminating the monthly lease payments. By having substantial funds allocated and available for capital expansion, the Company believes that increasing cash flows generated from operations can be used for working capital and to further reduce debt and the working capital deficit.

         Cash and cash equivalents increased $284,445 in the first quarter of 2002. Significant components of that increase were: (i) cash provided by operating activities of $786,376, which consisted of the net income for the period of $208,443 increased by depreciation and amortization of $715,332 and reduced by other uses of cash of $137,399; (ii) cash used in investing activities of $569,452, and (iii) cash provided by financing activities of $67,521. Payments on notes during the period were $116,586, and proceeds from the issuances of notes amounted to $250,000. At March 31, 2001, the Company had bonds and notes payable in the amount of $23,817,715, of which $19,554,711 was current bonds and notes payable and the current portion of long-term debt. Of the current bonds and notes payable, $2,707,463 or 14% was payable to Marjorie
S. Brooks, a major shareholder, and other investors closely associated with the Company. The Company intends to pay down the remaining $1.65 million in bridge notes from cash flow and/or refinancing during 2002 and the final balance upon successful completion of the bond financing.

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

         An investment in the Company's securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice in analyzing this Company. In addition, this Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as "believes," "anticipates," "expects", "estimates," "should," "may," "will" and similar expressions, represent the Company's expectations or beliefs concerning future events. Numerous assumptions, risks and uncertainties, could cause actual results to differ materially from the results discussed in the forward-looking statements. Prospective purchasers of the Shares should carefully consider the information contained herein or in the documents incorporated herein by reference.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company was sued in May 2000, in a federal action in the Western District of Texas, for breach of contract seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two of our founders in the United States District Court for the Western District. The plaintiffs are seeking approximately $1.2 million in past royalties, plus attorneys' fees, any applicable pre-judgment and post-judgment interest, and a declaration that the Company pay an ongoing royalty in the amount of $10 per ton on future sales from the Company's Junction, Texas facility on production utilizing cedar fiber and recycled plastic. In 2001, the plaintiffs amended the complaint and also sued two of our founders personally, as well as the Company. A bench trial began during the fourth quarter 2001, post-trial briefing concluded in February 2002, and the case is now awaiting decision from the court. The Company believes these allegations are unfounded and without merit and is defending itself accordingly.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Not applicable

       (b) On March 4, 2002, the Corporation filed a Current Report on Form 8-K under "Item 4. Changes in Registrant's Certifying Accountant" and filed a subsequent Exhibit 16 on March 8, 2002.

           On March 18, 2002, the Corporation filed a Current Report on Form 8-K/A under "Item 4. Changes in Registrant's Certifying Accountant". The report amended the Current Report on Form 8-K dated March 4, 2002, for the purpose of clarifying the language of the filing and included Exhibit 16.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


BY: /s/ Joe G. Brooks                             /s/ Edward J. Lysen
-----------------------                           ----------------------
JOE G. BROOKS                                     EDWARD J. LYSEN
Chairman                                          Chief financial officer
Date:  May 14, 2002                               Date:  May 14, 2002