Form 10-Q
period 2002-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2002-08-14
CIK 849706

                United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

As of June 30, 2002, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 28,315,340 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 Form 10-Q Index



                         PART I - FINANCIAL INFORMATION


                                                                                        Page

Item 1.           Financial Statements.

                  Balance Sheets, June 30, 2002 (unaudited)
                    and December 31, 2001.                                              2-3

                  Statements of Operations, (unaudited)
                    Three months and six months ended June 30, 2002 and 2001.           4

                  Statements of Cash Flows, (unaudited)
                    Six months ended June 30, 2002 and 2001.                            5

                  Notes to Financial Statements.                                        6-12

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                                12-17

Item 3.           Quantitative and Qualitative Disclosure about Market Risk.            18

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.                                                    18-19

Item 6.           Exhibits and Reports on Form 8-K.                                     19

                  Signatures.                                                           19

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS


                                     ASSETS

                                                                                       June 30,       December 31,
                                                                                         2002             2001
                                                                                     ------------     ------------
                                                                                      (unaudited)

Current assets:
  Cash                                                                               $  1,140,006     $    755,601
  Restricted bond escrow fund                                                          16,596,837       16,603,068
  Accounts receivable, net of allowance
    of $71,849                                                                          2,391,790        3,278,473
  Inventories                                                                           2,520,234        2,232,712
  Prepaid expenses                                                                        461,222          195,257
                                                                                     ------------     ------------
    Total current assets                                                               23,110,089       23,065,111
                                                                                     ------------     ------------

Land, buildings and equipment:
  Land                                                                                    889,528          889,528
  Buildings and leasehold improvements                                                  1,485,221        1,468,525
  Machinery and equipment                                                              20,528,697       19,744,082
  Transportation equipment                                                                518,382          439,673
  Office equipment                                                                        581,980          467,471
  Construction in progress                                                              1,941,644          831,193
                                                                                     ------------     ------------
                                                                                       25,945,452       23,840,472
Less accumulated depreciation                                                          13,745,068       12,366,249
                                                                                     ------------     ------------
Net land, buildings and equipment                                                      12,200,384       11,474,223
                                                                                     ------------     ------------
Other assets, at cost less accumulated
  amortization of $371,594 at June 30, 2002
  and $357,308 at December 31, 2001                                                     1,899,585        1,853,737
                                                                                     ------------     ------------
                                                                                     $ 37,210,058     $ 36,393,071
                                                                                     ============     ============


   The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       June 30,         December 31,
                                                                                         2002               2001
                                                                                     -------------      -------------
                                                                                       (unaudited)

Current liabilities:
  Accounts payable - trade                                                           $   4,103,207      $   4,113,105
  Accounts payable - related parties                                                     2,212,615          3,290,847
  Current maturities of long-term debt                                                     330,590            313,182
  Accrued liabilities                                                                    1,381,873            868,000
  Notes payable - related parties                                                          763,833            450,000
  Notes payable - other                                                                  2,169,890          2,065,577
  Bonds payable                                                                         16,500,000         16,500,000
                                                                                     -------------      -------------
    Total current liabilities                                                           27,462,008         27,600,711
                                                                                     -------------      -------------
  Long-term debt, less current maturities                                                4,218,298          4,303,202
                                                                                     -------------      -------------
  Accrued premium on convertible preferred stock                                            62,709            290,404
                                                                                     -------------      -------------

  Commitments and contingencies

  Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
     authorized; 2,900 shares issued, 140 shares
     converted to common stock and 2,760 shares
     outstanding                                                                             2,760              2,900
  Class A common stock, $.01 par value; 75,000,000
    shares authorized; 28,315,340 and 27,167,774
    shares issued and outstanding at June 30, 2002
    and December 31, 2001, respectively                                                    283,153            271,678
  Class B convertible common stock, $.01
     par value; 7,500,000 shares authorized,
     1,465,530 shares issued and outstanding                                                14,655             14,655
  Warrants outstanding; 16,606,122 at June 30, 2002
    and 17,298,501 at December 31, 2001                                                  7,829,522          8,203,154
  Additional paid-in capital                                                            23,819,340         22,810,588
  Accumulated deficit                                                                  (26,482,387)       (27,104,221)
                                                                                     -------------      -------------
     Total stockholders' equity                                                          5,467,043          4,198,754
                                                                                     -------------      -------------
                                                                                     $  37,210,058      $  36,393,071
                                                                                     =============      =============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three months ended                 Six months ended
                                                            June 30,                          June 30,
                                                     2002              2001               2002              2001
                                                 -------------    -------------    -------------    -------------

  Net sales                                      $  10,289,049    $   8,285,883    $  19,571,728    $  16,151,885

  Cost of goods sold                                 7,613,103        5,921,014       14,432,030       11,786,660
                                                 -------------    -------------    -------------    -------------

  Gross margin                                       2,675,946        2,364,869        5,139,698        4,365,225

  Selling and administrative costs                   1,951,405        1,987,485        3,629,945        3,729,258
  Research and development                                  --               --          220,117               --
                                                 -------------    -------------    -------------    -------------
  Operating income                                     724,541          377,384        1,289,636          635,967

  Other income (expense)
  Interest income                                       70,933          265,681          184,772          545,342
  Interest expense                                    (314,500)        (500,799)        (712,491)        (997,695)
                                                 -------------    -------------    -------------    -------------
                                                      (243,567)        (235,118)        (527,719)        (452,353)
                                                 -------------    -------------    -------------    -------------

  Income before accrued premium
    on preferred stock                                 480,974          142,266          761,917          183,614

  Accrued premium on preferred stock                   (67,583)         (72,500)        (140,083)        (145,000)
                                                 -------------    -------------    -------------    -------------

  Net income applicable to common
   stock                                         $     413,391    $      69,766    $     621,834    $      38,614
                                                 =============    =============    =============    =============

  Income per share of common
    stock (Basic)                                $        0.01    $        0.00    $        0.02    $        0.00
                                                 =============    =============    =============    =============

  Income per share of common
    stock (Diluted)                              $        0.01    $        0.00    $        0.01    $        0.00
                                                 =============    =============    =============    =============

  Weighted average number of common shares
     outstanding - Basic                            29,686,925       27,271,428       29,224,076       27,271,155
                                                 =============    =============    =============    =============

  Weighted average number of common shares
     outstanding - Diluted                          44,465,966       33,585,196       43,307,267       33,939,497
                                                 =============    =============    =============    =============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Six months ended
                                                                       June 30,
                                                             ----------------------------
                                                                2002             2001
                                                             ------------    ------------

  Cash flows from operating activities:
   Net income applicable to common stock                     $    621,834    $     38,614
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                1,447,657       1,408,597
   Premium accrued on preferred stock                             140,083         145,000
  Increase in other assets                                         (6,199)        (25,000)
  Changes in current assets and current liabilities            (1,061,440)         24,611
                                                             ------------    ------------
  Net cash provided by operating activities                     1,141,935       1,591,822
                                                             ------------    ------------

  Cash flows from investing activities:
   Purchases of land, buildings and equipment                  (1,804,036)       (403,616)
                                                             ------------    ------------

  Cash flows from financing activities:
   Proceeds from issuance of notes                                250,000              --
   Payments on notes                                             (346,913)       (205,973)
   (Increase ) decrease in outstanding advances on
    factored receivables                                          973,232        (517,391)
   Debt acquisition costs                                        (108,488)       (110,000)
   Proceeds from exercise of stock options and
    warrants, net                                                 278,675          25,781
                                                             ------------    ------------
   Net cash provided by (used in) financing activities          1,046,506        (807,583)
                                                             ------------    ------------

   Increase in cash                                               384,405         380,623

  Cash, beginning of period                                       755,601         603,629
                                                             ------------    ------------

  Cash, end of period                                        $  1,140,006    $    984,252
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

NOTE 3: FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2002, the Company had a working capital deficit of $4,351,919. Prior to 2001, the Company had incurred net losses in each year since its inception in 1989. With the profitability of the second quarter ended June 30, 2002, the Company now has produced five consecutive profitable quarters. The Company on its own has limited financial resources, and in the past few years has, in large part, been supported by financing from certain major shareholders and several accredited investors. As discussed in the following paragraphs, the Company may require additional financial resources in order to complete its production plan on a timely basis and fund maturities of debt and other obligations as they become due.

         The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors, and its ability to continue to successfully mass-produce and market its products at economically feasible levels however, there is no assurance or commitment for their ongoing support.

         The Company is continuing to refine its production plans, which management believes will continue to improve operating efficiencies, as compared to prior periods. The plan includes increasing production capacity, further automating the production process, improving existing throughputs and efficiencies, reducing costs and better utilizing raw materials. Implementation of the full production plan will aid the Company in receiving the proceeds from the bond financing (discussed below) or in obtaining additional debt or equity financing beyond those resources currently available to the Company.

         In October 1999, the Company entered into an agreement with the City of Springdale, Arkansas for the issuance of $16.5 million principal amount of Series 1999 industrial development revenue bonds. The bonds are private activity bonds issued for a limited number of purposes, including solid waste disposal projects. Cash deposits sufficient to retire the debt currently secure the bonds. If the Company is successful in remarketing the bonds, the Company anticipates reducing its working capital deficit by paying off approximately $2.0 million of bridge notes and satisfying certain other short-term liabilities that have been incurred in significant part to purchase equipment for its Springdale plant or finance other capital assets. The Company is now attempting to remarket the bonds on terms that it finds acceptable. If the Company is unsuccessful in remarketing the bonds, and if alternative expansion financing is also not available, it could slow the Company's expansion plans, limit its ability to increase decking production to meet customer demand and would require the Company to make other mutually agreeable provisions for the payment of its outstanding short-term debts of which there can be no assurance. If the bonds are not remarketed by October 16, 2003, the Company will be required to buy them back.

         As previously indicated, the Company had a working capital deficit of $4,351,919 at June 30, 2002. This is primarily due to the investment of cash from operations to fund ongoing expansion, as well as the incurrence of short-term loans from related parties and vendor financing assistance for such purposes. Since January 1, 2002, commitments for expansion projects completed or that are underway have amounted to approximately $2.1 million. This expansion, as well as other proposed expansion, will continue to result in a negative working capital position until proceeds of the bonds are released. There is no assurance the Company will be able to further improve operating efficiencies and meet its production plan goals or that the Company will be successful in remarketing the bonds.

NOTE 4: STATEMENTS OF CASH FLOWS

         In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt and current notes payable.

         Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities for the six months ended June 30, are as follows:

                                                     2002              2001
                                                  (unaudited)       (unaudited)
                                                 ------------      ------------

Receivables ................................     $    886,682      $   (861,434)
Inventories ................................         (287,522)         (169,206)
Prepaid expenses and other .................           80,658          (519,484)
Accounts payable -
  Trade and related parties ................       (2,261,362)          554,744
Accrued liabilities ........................          520,104         1,019,991
                                                 ------------      ------------
                                                 $ (1,061,440)     $     24,611
                                                 ============      ============

Cash paid for interest .....................     $    587,796      $    384,840
                                                 ============      ============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

                                                                2002           2001
                                                             (unaudited)    (unaudited)
                                                             -----------    -----------

Notes payable for financing of insurance policies ......     $  346,619     $  206,440
Accounts / notes payable for equipment .................        300,943        207,281
Accrued premium paid with Class A common stock .........        367,779             --

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

  REVENUE RECOGNITION POLICY

         Revenue is recognized at the time of shipment.

   INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                         June 30, 2002     December 31,
                                          (unaudited)          2001
                                         -------------     ------------

         Raw materials .............     $  1,946,215     $  1,221,419
         Work in process ...........          236,823          639,907
         Finished goods ............          337,196          371,386
                                         ------------     ------------
                                         $  2,520,234     $  2,232,712
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

NOTE 6: INCOME TAXES

         No income tax provision was recorded for the six months ended June 30, 2002 and 2001, due to the realization of previously unrecognized net operating loss carryforwards.

NOTE 7: COMMITMENTS AND CONTINGENCIES

         The Company was sued by Three H Enterprises, LLC, (3-H) an entity specifically established to acquire the rights to a previous dispute, in May 2000 in the Western District of Texas for breach of contract, seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two members of the Brooks family. Following the trial during the fourth quarter of 2001, the court rendered a judgment on July 16, 2002, ordering the Company to pay $820,000 for past royalties on production from the Junction plant, $240,000 in prejudgment interest and post judgment interest at two percent per annum until paid, if the judgment is upheld on appeal. 3-H has moved to amend the judgment seeking recovery of its attorneys' fees. This issue remains pending before the district court. The Company has appealed the judgment to the Fifth Circuit Court of Appeals and plans to post a bond pending the outcome of the appeal. Although the district court declined to grant 3-H's request for an order requiring ongoing royalty payments from the Texas plant, there can be no assurance that 3-H will not file suit again and attempt to seek ongoing royalty payments. There is also no assurance that the Company will be successful upon appeal or that all or a portion of the plaintiff's attorneys' fees will not be awarded. The Company believes these actions are without merit and will continue to defend itself appropriately.

NOTE 8: SEGMENT INFORMATION

         SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", (SFAS 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are defined as a component of an enterprise:

         o That engages in business activities from which it may earn revenues and expenses,

         o Whose operating results are regularly reviewed by the enterprise's chief operating decision-maker; and,

         o        For which discrete financial information is available.

         As of June 30, 2002, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

Net Sales -Three months ended June 30,                            2002              2001
                                                               ------------     ------------

Commercial and residential decking surface components ....     $  8,160,258     $  6,473,567
Exterior door, window and housing trim components ........        2,128,791        1,812,316
                                                               ------------     ------------
                                                               $ 10,289,049     $  8,285,883
                                                               ============     ============

Net Sales -Six months ended June 30,                               2002            2001
                                                               ------------     ------------

Commercial and residential decking surface components ....     $ 15,939,531     $ 12,887,909
Exterior door, window and housing trim components ........        3,632,197        3,263,976
                                                               ------------     ------------
                                                               $ 19,571,728     $ 16,151,885
                                                               ============     ============

Gross Margin - Three months ended June 30, 2002                              2001
                              -----------------------------     ------------------------------
                               Springdale        Junction        Springdale        Junction
                              ------------     ------------     ------------     ------------
Net revenues ............     $  6,646,898     $  3,642,151     $  4,364,850     $  3,921,033
Cost of goods sold ......        4,783,129        2,829,974        3,020,953        2,900,061
                              ------------     ------------     ------------     ------------
Gross margin ............     $  1,863,769     $    812,177     $  1,343,897     $  1,020,972
                              ============     ============     ============     ============

Gross Margin - Six months ended June 30,  2002                               2001
                              -----------------------------     -----------------------------
                               Springdale        Junction        Springdale        Junction
                              ------------     ------------     ------------     ------------
Net revenues ............     $ 12,723,411     $  6,848,317     $  8,731,524     $  7,420,360
Cost of goods sold ......        8,929,687        5,502,343        6,097,197        5,689,462
                              ------------     ------------     ------------     ------------
Gross margin ............     $  3,793,724        1,345,974     $  2,634,327     $  1,730,898
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

         In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there was a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity had net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.

                                                      Three months       Three months          Six months          Six months
                                                         ended               ended               ended               ended
                                                        June 30,            June 30,            June 30,            June 30,
                                                         2002                 2001                2002                2001
                                                     --------------      --------------      --------------      --------------

Net income (A) .................................     $      413,391      $       69,766      $      621,834      $       38,614
                                                     ==============      ==============      ==============      ==============

Assumed exercise of stock options
 and warrants ..................................         20,887,319          12,223,341          20,837,319          12,223,341

Application of assumed proceeds
 toward repurchase of stock ....................         (6,185,791)         (5,909,573)         (6,787,462)         (5,554,999)
                                                     --------------      --------------      --------------      --------------

Net additional shares issuable .................         14,701,528           6,313,768          14,049,857           6,668,342
                                                     ==============      ==============      ==============      ==============

Adjustment of shares outstanding:
 Weighted average common shares
  Outstanding ..................................         29,686,925          27,271,428          29,224,076          27,271,155
 Net additional shares issuable ................         14,701,528           6,313,768          14,049,857           6,668,342
                                                     --------------      --------------      --------------      --------------
 Adjusted shares outstanding (B) ...............         44,388,453          33,585,196          43,273,933          33,939,497
                                                     ==============      ==============      ==============      ==============
Net income per common
  share - Diluted (A) divided by (B) ...........     $         0.01      $         0.00      $         0.01      $         0.00
                                                     ==============      ==============      ==============      ==============

         The Company has additional options and warrants that were not included in the calculation of diluted earnings per share (EPS). Those options (for 525,000 shares and for 675,000 shares) and warrants (for 2,333,933 shares) were either antidilutive and/or not exercisable during the three and six months ended June 30, 2002, respectively. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  General

         ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC. develops, manufactures and markets composite building materials that can be used as an alternative to traditional wood products for exterior applications in building and remodeling homes. We use waste wood fiber and reclaimed polyethylene plastics as our raw materials. Our products are comprised of approximately equal amounts of wood and plastic, have been extensively tested and are used by several leading national companies, such as the Weyerhaeuser Company (Weyerhaeuser), Lowe's Companies, Inc. (Lowe's) and Therma-Tru Corporation. On April 26, 2001, our decking, handrails and stair applications received a national evaluation report "NER" code rating under NER-596. The NER rating provides local building inspectors and code officials with independent testing and installation information regarding our products. The receipt of this rating also allowed our decking products to expand into additional markets during 2001. Our products are marketed under the trade names LifeCycle(R), MoistureShield(R), Weyerhaeuser ChoiceDek(R) Classic, Weyerhaeuser ChoiceDek(R) Plus and Weyerhaeuser ChoiceDek(R) Premium. Our decking distribution is with Weyerhaeuser Building Materials with 71 customer service centers across the US and Canada, providing logistics services to manufacturers, lumber dealers and home centers. During January 2001, we introduced an exterior trim and fascia system under the trade name MoistureShield(R) CornerLoc(TM). In the first quarter of 2002, we introduced ChoiceDek Premium into Lowe's and introduced a new composite handrail and deck post system.

         Our sales are primarily in the following markets:

         o Commercial and residential decking surface components and accessories such as balusters and handrails, and

         o        Exterior door, window and housing trim components.

         We currently operate two manufacturing and recycling facilities. Our Junction, Texas facility currently manufactures primarily decking and decking components, ChoiceDek Classic and ChoiceDek Premium, on two extruder lines. Our door, window and housing trim components (MoistureShield) are manufactured at our Springdale, Arkansas facility, along with our LifeCycle, ChoiceDek Plus, and ChoiceDek Premium lines of decking products, and our heavy industrial flooring. We now have three extruder lines and a plastic recycling facility in operation at our Springdale, Arkansas location. We have focused on improving our manufacturing efficiencies and reducing our manufacturing costs at the Junction and Springdale manufacturing facilities. Because of increased demand for our products, two of the existing extrusion lines at the Springdale manufacturing facility were upsized during the second quarter of 2002, and a fourth composite extrusion line will be added during the third quarter of 2002. A second plastic recycling facility and a third composite extrusion facility are also planned for Springdale. The timeliness of the implementation of the projects are subject to the availability of financing from either the proceeds of our industrial development bond financing currently held in escrow or from other debt or equity financing; however, there is no assurance that additional financing can be acquired (see Liquidity and Capital Resources). In 2001, we opened a plastic recycling warehouse and transfer facility in Springdale, Arkansas, and increased our plastic collection efforts, in preparation for building the additional plastic recycling plant.

         Our composites manufacturing process involves proprietary technologies, certain of which are patented, and specialized manufacturing equipment, custom-built or modified for us. The process uses plentiful, lower cost raw materials, such as recycled plastics and wood-filler materials and, in certain cases, special additives or virgin plastics in varying mixtures. The mixtures can be specifically formulated based on our customers' desired end-product specifications. The encapsulation of wood fibers in plastic creates a consistent material, free of foreign matter, which can be extruded into a desired shape. Our composite building material became a patented product in June 1998, under U.
S. Patent No. 5,759,680.

  RESULTS OF OPERATIONS

  QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

         Net sales increased to $10,289,049 for the quarter ended June 30, 2002, which represented an increase of $2,003,166 or 24.2% over the quarter ended June 30, 2001. The second quarter 2002 composite net sales consisted of decking product (ChoiceDek) sales of $8,160,258, and door, window and housing trim component (MoistureShield) sales of $2,128,791. These figures compare with second quarter 2001 ChoiceDek sales of $6,473,567 and MoistureShield sales of $1,812,316.

         The Springdale plant reported composite net sales of $6,646,898 in the second quarter of 2002, compared to $4,364,850 in the second quarter of 2001, a 52% increase. The Junction, Texas plant net sales decreased to $3,642,151 in the second quarter of 2002, from $3,921,033 in the second quarter of 2001, a 7% decrease. As a result of upgrades made in the extrusion department, the Texas plant now has two larger extrusion lines. This move streamlined and focused the products produced at the Texas plant and helped make it more efficient.

         Cost of goods sold increased $1,692,089, from $5,921,014 for the quarter ended June 30, 2001, to $7,613,103 in 2002. As a percentage of sales, cost of goods sold increased 2.5% to 74.0% for the quarter ended June 30, 2002, as compared to 71.5% for the same period in 2001. The major changes in cost of goods sold were as follows: raw materials, as a percentage of sales, decreased 3% to 20.8% in 2002 from 23.8% in the second quarter of 2001; direct labor increased 1% as a percentage of sales to 17.3% in 2002 from 16.3% in the second quarter of 2001; and manufacturing overhead increased 4.7% as a percentage of sales to 36% in 2002 from 31.3% for the second quarter of 2001. The Springdale plant cost of goods sold increased as a percentage of sales by 3% to 72% in 2002, from 69% in 2001. The Texas plant cost of goods sold increased 3.9% to 77.7% in 2002, from 73.8% in 2001.

         The increase in manufacturing overhead costs in the second quarter of 2002 was primarily due to outsourcing charges from third party vendors required to finish components for a new railing system while additional equipment to perform this work in-house was being installed during the quarter. The outsourcing was required in order to meet customer deadlines, and cost approximately $478,000. The Company is installing the required equipment to bring these additional processes in-house in order to reduce the outsourcing expenses during the third quarter of 2002.

         Significant cost categories were as follows for the quarter ended June 30:



                                     2002             2001
                                 ------------     ------------

Payroll and payroll taxes ..     $  2,538,106     $  1,910,067
Depreciation ...............          659,579          660,239
Raw materials ..............        2,138,902        1,976,125
Other ......................        2,276,516        1,374,583
                                 ------------     ------------
Total ......................     $  7,613,103     $  5,921,014
                                 ============     ============

         Selling, general and administrative expenses decreased $36,080 in the second quarter of 2002 to $1,951,405, compared to $1,987,485 for 2001. The decrease was due to decreases in travel and meals, professional fees, factoring fees and commissions. Professional fees decreased $215,938. Some of the decreases were offset by increases in salaries and wages. As a percentage of sales, selling and administrative expenses decreased to 19% from 24% in 2001.

         Net income for the quarter ended June 30, 2002 was $413,391. This is an earnings improvement of $343,625 when compared to the net income of $69,766 for the second quarter of 2001. There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not increase and that additional sales price increases will be possible or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Net sales increased to $19,571,728 for the six months ended June 30, 2002, which represented an increase of $3,419,843 or 21.2% over the same period a year ago. The six months composite net sales consisted of decking product (ChoiceDek) net sales of $15,939,531, and door, window and housing trim components (MoistureShield) net sales of $3,632,197. These figures compare to the same period a year ago of ChoiceDek net sales of $12,887,909 and MoistureShield net sales of $3,263,976.

         The Springdale, Arkansas plant reported composite net sales of $12,723,411 for the six month period ended June 30, 2002, compared to $8,731,524 for the same period a year ago, which represented a 46% increase. The Junction, Texas plant net sales decreased to $6,848,317 for the six month period ended June 30, 2002, from $7,420,360 for the same period a year ago, an 8% decrease. This decrease in sales was the result of limited plant downtime and making improvements and upgrades in Junction. As a result of upgrades made in the extrusion department, the Texas plant now has two larger extrusion lines. This move streamlined and focused the products produced at the Texas plant and helped make it more efficient.

         Cost of goods sold increased $2,645,370 from $11,786,660 for the six month period ended June 30, 2001, to $14,432,030. As a percentage of sales, cost of goods sold increased 0.7% to 73.7% for the six month period ended June 30, 2002, as compared to 73.0% for the same period a year ago. The major changes in cost of goods sold were as follows: as a percentage of sales, raw material decreased 3.2%, direct labor increased 0.8%, and manufacturing overhead increased 3.2%. The Springdale plant cost of goods sold increased 0.4% as a percentage of sales to 70.2% for the six month period in 2002, from 69.8% for the same period in 2001. The Junction plant cost of goods sold increased 3.7% for the six month period in 2002, from 76.7% for the same period in 2001.

         The increase in manufacturing overhead costs in the six month period ended June 30, 2002 was outsourcing charges from third party vendors to finish components for a new railing system while additional equipment to perform this work in-house was being installed. The outsourcing was required to meet customer deadlines, and cost approximately $903,000, which was 4.6% of net sales. The Company is installing the required equipment to bring these additional processes in-house during the third quarter.

         Significant cost categories were as follows for the six months ended June 30:


                                                    2002                 2001
                                                 -----------         -----------
Payroll and payroll taxes ..............         $ 4,745,344         $ 3,699,520
Depreciation ...........................           1,338,949           1,314,783
Raw materials ..........................           4,176,298           3,959,974
Other ..................................           4,171,439           2,812,383
                                                 -----------         -----------
Total ..................................         $14,432,030         $11,786,660
                                                 ===========         ===========

         Selling, general and administrative expenses increased $120,804 for the six month period ended June 30, 2002 to $3,850,062 when compared to $3,729,258. However, this was a decrease of 3.4% as a percentage of sales to 19.7% for the six month period in 2002 from 23.1% for the same period in 2001. The percentage decrease was due to decreases in travel and meal expenses, professional fees, factoring fees, and commissions. Some of the decreases were offset by increases in salaries and wages.

         Net income for the six month period ended June 30, 2002 was $621,834. This is an earnings improvement of $583,220 when compared to net income of $38,614 for the same period in 2001. There can be no assurance that the Company can attain its anticipated continued operating improvements, that the raw material costs will not increase and that sales price increases will be possible, or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

  LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had a working capital deficit of $4.35 million compared to a working capital deficit of $4.54 million at December 31, 2001. The reduction in the working capital deficit is primarily attributable to the Company improving its production processes, reducing costs, paying down its notes payable and consistently making a profit. The Company's continued capital expansion for customer requirements contributed to the deficit not being further reduced during the period. The Company expended approximately $1.3 million on capital projects during the quarter ended June 30, 2002. Management's decision in recent years to finance significant capital expenditures with short-term bridge loans continues to contribute to the working capital deficit. Of such deficit, involving liabilities of approximately $27.5 million as of June 30, 2002, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $2.9 million was to the Company's major shareholder or companies controlled by her, $2.0 million was in short term bridge loans, and approximately $4.1 million was in payables. The $4.35 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to issue short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. The Company generated sufficient cash flow to more than cover debt service in the second quarter of 2002. Cash flow available for debt service was approximately $1.5 million, up 36% from $1.1 million for the quarter ended June 30, 2001.

         The Company closed a $16.5 million tax-exempt bond financing into escrow during the fourth quarter of 1999, intended to refinance existing obligations and shift construction and expansion related accounts payable into long-term financing. The bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000, at which time the bonds were repurchased by the bondholder and a new reset date of October 13, 2001 was established. Following the events of the September 11 tragedy, the bonds were rolled over on October 13, 2001, January 16, 2002, March 15, 2002 and July 16, 2002. The Company is now attempting to remarket the bonds on terms that it finds acceptable. If the Company is unsuccessful in remarketing the bonds, and if alternative expansion financing is also not available, it could slow the Company's expansion plans, limit its ability to increase decking production to meet customer demand and would require the Company to make other mutually agreeable provisions for the payment of its outstanding short-term debts, of which there can be no assurance. If the bonds are not remarketed by October 16, 2003, the Company will be required to buy them back.

         The Company believes that if it is successful in remarketing its bonds and breaking the current escrow on bond proceeds it will reduce and later eliminate its working capital deficit, in part by paying off the remaining bridge note balance of $2.0 million during the remainder of 2002. In addition, the Company would be effectively reimbursed for approximately $7.1 million of working capital used to pay vendors for capital expenditures and other costs eligible to be paid from bond proceeds. The Company would also receive approximately $209,000 for unpaid costs eligible for reimbursement that are reflected in the Company's accounts payable total. The bond funds would greatly improve the working capital position, and would restructure a significant portion of the Company's short-term indebtedness into long-term debt with more favorable interest rates, if the Company is able to meet the requirements of the bond indenture and break escrow. Purchasing the existing manufacturing site over a longer term should also help improve operating costs by eliminating the monthly lease payments. By having substantial funds allocated and available for capital expansion, the Company believes that increasing cash flows generated from operations could be used for working capital and to further reduce debt and the working capital deficit.

         Cash and cash equivalents increased $384,405 in the first half of 2002. Significant components of that increase were: (i) cash provided by operating activities of $1,141,935, which consisted of the net income for the period of $621,834 increased by depreciation and amortization of $1,447,657 and reduced by other uses of cash of $927,556; (ii) cash used in investing activities of $1,804,036, and (iii) cash provided by financing activities of $1,046,506. Payments on notes during the period were $346,913, and proceeds from the issuances of notes amounted to $250,000. At June 30, 2002, the Company had bonds and notes payable in the amount of

$23,982,611, of which $19,764,313 was current bonds and notes payable and the current portion of long-term debt. Of the current bonds and notes payable, $2,657,463 or 13.4% was payable to Marjorie S. Brooks, a major shareholder, and other investors closely associated with the Company. The Company intends to pay down or refinance the remaining $2.0 million in bridge notes during 2002 and the final balance upon successful completion of the bond financing.

  FORWARD-LOOKING INFORMATION

         An investment in the Company's securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice in analyzing this Company. In addition, this Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as "believes," "anticipates," "expects", "estimates," "should," "may," "will" and similar expressions, represent the Company's expectations or beliefs concerning future events. Numerous assumptions, risks and uncertainties, could cause actual results to differ materially from the results discussed in the forward-looking statements. Prospective investors in the Company's securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

         The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: success in remarketing its $16.5 million principal amount of bonds without further escrow requirements; market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' plants, machinery, or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          The Company was sued by Three H Enterprises, LLC, (3-H) an entity specifically established to acquire the rights to a previous dispute, in May 2000 in the Western District of Texas for breach of contract, seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two members of the Brooks family. Following the trial during the fourth quarter of 2001, the court rendered a judgment on July 16, 2002, ordering the Company to pay $820,000 for past royalties on production from the Junction plant, $240,000 in prejudgment interest and post judgment interest at two percent per annum until paid, if the judgment is upheld on appeal. 3-H has moved to amend the judgment seeking recovery of its attorneys' fees. This issue remains pending before the district court. The Company has appealed the judgment to the Fifth Circuit Court of Appeals and plans to post a bond pending the outcome of the appeal. Although the district court declined to grant 3-H's request for an order requiring ongoing royalty payments from the Texas plant, there can be no assurance that 3-H will not file suit again and attempt to seek ongoing royalty payments. There is also no assurance that the Company will be successful upon appeal or that all or a portion of the plaintiff's attorneys' fees will not be awarded. The Company believes these actions are without merit and will continue to defend itself appropriately.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following exhibits are filed as part of this report:

                  99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Company's chairman and co-chief executive officer,

                  99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Company's co-chief executive officer, and

                  99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Company's chief financial officer

         (b)      No reports on Form 8-K were filed during the second quarter
                  2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


By: /s/ Joe G. Brooks                              By: /s/ Edward J. Lysen
    ---------------------------------------           -------------------------
    Joe G. Brooks                                     Edward J. Lysen
    Chairman and co-chief executive officer           Chief financial officer

Date:  August 14, 2002                             Date:  August 14, 2002

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
 99.1             Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, 18 U.S.C. Section 1350 by the Company's chairman and co-chief executive officer,

 99.2             Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, 18 U.S.C. Section 1350 by the Company's co-chief executive officer, and

 99.3             Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, 18 U.S.C. Section 1350 by the Company's chief financial officer