Form 10-Q
period 2002-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2002-11-14
CIK 849706

                United States Securities and Exchange Commission
                              Washington, DC 20549


                                    FORM 10-Q


              (X) Quarterly Report Pursuant To Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         YES: X     NO:

As of September 30, 2002, the number of shares outstanding of the Registrant's Class A Common Stock, which is the class registered under the Securities Exchange Act of 1934, was 28,331,340 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


                                 Form 10-Q Index


                         PART I - FINANCIAL INFORMATION

                                                                                       Page
Item 1.           Financial Statements.

                  Balance Sheets, September 30, 2002 (unaudited)
                    and December 31, 2001.                                              2-3

                  Statements of Operations, (unaudited)
                    Three months and nine months ended September 30,
                      2002 and 2001.                                                    4

                  Statements of Cash Flows, (unaudited)
                    Nine months ended September 30, 2002 and 2001.                      5

                  Notes to Financial Statements.                                        6-11

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                                12-17

Item 3.           Quantitative and Qualitative Disclosure about Market Risk.            17


                          PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.                                                    17

Item 4.           Submission of Matters to a Vote of Security Holders                   18

Item 6.           Exhibits and Reports on Form 8-K.                                     19

                  Signatures.                                                           20

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS


                     ASSETS

                                                                September 30,     December 31,
                                                                    2002              2001
                                                               ---------------   ---------------
                                                                 (unaudited)
Current assets:
  Cash                                                         $       869,612   $       755,601
  Restricted bond escrow fund                                       16,561,592        16,603,068
  Accounts receivable, net of allowance of
    $98,207 at September 30, 2002 and $71,849
    at December 31, 2001                                             2,771,467         3,278,473
  Inventories                                                        2,675,600         2,232,712
  Prepaid expenses                                                     427,758           195,257
                                                               ---------------   ---------------
    Total current assets                                            23,306,029        23,065,111
                                                               ---------------   ---------------

Land, buildings and equipment:
  Land                                                                 889,528           889,528
  Buildings and leasehold improvements                               1,485,609         1,468,525
  Machinery and equipment                                           22,219,669        19,744,082
  Transportation equipment                                             532,459           439,673
  Office equipment                                                     585,785           467,471
  Construction in progress                                           1,690,225           831,193
                                                               ---------------   ---------------
                                                                    27,403,275        23,840,472
Less accumulated depreciation                                       14,497,428        12,366,249
                                                               ---------------   ---------------
Net land, buildings and equipment                                   12,905,847        11,474,223
                                                               ---------------   ---------------
Other assets, at cost less accumulated
  amortization of $378,738 at September 30, 2002
  and $357,308 at December 31, 2001                                  2,056,718         1,853,737
                                                               ---------------   ---------------
                                                               $    38,268,594   $    36,393,071
                                                               ===============   ===============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS



            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    September 30,        December 31,
                                                                                        2002                2001
                                                                                   ----------------    ----------------
                                                                                     (unaudited)
Current liabilities:
  Accounts payable - trade                                                         $      3,948,924    $      4,113,105
  Accounts payable - related parties                                                      2,354,419           3,290,847
  Current maturities of long-term debt                                                      316,410             313,182
  Accrued liabilities                                                                     1,704,573             868,000
  Notes payable - related parties                                                           763,833             450,000
  Notes payable - other                                                                   2,050,021           2,065,577
  Bonds payable                                                                          16,500,000          16,500,000
                                                                                   ----------------    ----------------
    Total current liabilities                                                            27,638,180          27,600,711
                                                                                   ----------------    ----------------
  Long-term debt, less current maturities                                                 4,146,159           4,303,202
                                                                                   ----------------    ----------------
  Accrued premium on convertible preferred stock                                            131,709             290,404
                                                                                   ----------------    ----------------

  Commitments and contingencies

  Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
     authorized; 2,900 shares issued, 140 shares
     converted to common stock and 2,760 shares
     outstanding                                                                              2,760               2,900
  Class A common stock, $.01 par value; 75,000,000
    shares authorized; 28,331,340 and 27,167,774
    shares issued and outstanding at September 30,
    2002 and December 31, 2001, respectively                                                283,313             271,678
  Class B convertible common stock, $.01
     par value; 7,500,000 shares authorized,
     1,465,530 shares issued and outstanding                                                 14,655              14,655
  Warrants outstanding; 16,590,122 at September
    30, 2002 and 17,298,501 at December 31, 2001                                          7,824,206           8,203,154
  Additional paid-in capital                                                             23,839,504          22,810,588
  Accumulated deficit                                                                   (25,611,892)        (27,104,221)
                                                                                   ----------------    ----------------
     Total stockholders' equity                                                           6,352,546           4,198,754
                                                                                   ----------------    ----------------
                                                                                   $     38,268,594    $     36,393,071
                                                                                   ================    ================



The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           Three months ended               Nine months ended
                                                              September 30,                    September 30,
                                                         2002             2001             2002             2001
                                                     -------------    -------------    -------------    -------------
  Net sales                                          $  11,045,046    $   9,315,669    $  30,616,774    $  25,467,554

  Cost of goods sold                                     7,476,121        6,767,941       21,908,151       18,554,601
                                                     -------------    -------------    -------------    -------------

  Gross margin                                           3,568,925        2,547,728        8,708,623        6,912,953

  Selling and administrative costs                       2,397,373        1,928,047        6,027,318        5,657,305
  Research and development                                      --               --          220,117               --
                                                     -------------    -------------    -------------    -------------
  Operating income                                       1,171,552          619,681        2,461,188        1,255,648

  Other income (expense)
  Interest income                                           68,642          211,160          253,414          756,502
  Interest expense                                        (300,699)        (506,954)      (1,013,190)      (1,504,649)
                                                     -------------    -------------    -------------    -------------
                                                          (232,057)        (295,794)        (759,776)        (748,147)
                                                     -------------    -------------    -------------    -------------

  Income before accrued premium
    on preferred stock                                     939,495          323,887        1,701,412          507,501

  Accrued premium on preferred stock                       (69,000)         (72,500)        (209,083)        (217,500)
                                                     -------------    -------------    -------------    -------------

  Net income applicable to common
   stock                                             $     870,495     $    251,387    $   1,492,329    $     290,001
                                                     =============    =============    =============    =============

  Income per share of common
    stock (Basic)                                    $        0.03    $        0.01    $        0.05    $        0.01
                                                     =============    =============    =============    =============

  Income per share of common
    stock (Diluted)                                  $        0.02    $        0.01    $        0.03    $        0.01
                                                     =============    =============    =============    =============

  Weighted average number of common shares
     outstanding - Basic                                30,303,835       27,457,444       29,415,338       27,237,884
                                                     =============    =============    =============    =============

  Weighted average number of common shares
     outstanding - Diluted                              43,173,265       35,015,553       43,090,477       34,282,746
                                                     =============    =============    =============    =============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Nine months ended
                                                                            September 30,
                                                               ------------------------------------
                                                                     2002                2001
                                                               ----------------    ----------------
  Cash flows from operating activities:
   Net income applicable to common stock                       $      1,492,329          $  290,001
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                      2,235,604           2,137,007
   Premium accrued on preferred stock                                   209,083             217,500
   Provision for doubtful accounts                                       26,358                  --
   Increase in other assets                                             (56,825)             (1,234)
  Changes in current assets and current liabilities                    (986,868)           (583,128)
                                                               ----------------    ----------------
  Net cash provided by operating activities                           2,919,681           2,060,146
                                                               ----------------    ----------------

  Cash flows from investing activities
   Purchases of land, buildings and equipment                        (3,257,540)           (766,987)
                                                               ----------------    ----------------

  Cash flows from financing activities:
   Proceeds from issuance of notes                                      250,000                  --
   Payments on notes                                                   (557,421)           (496,946)
   (Increase) decrease in outstanding advances on
    factored receivables                                                716,189            (482,409)
   Debt acquisition costs                                              (250,581)           (206,320)
   Proceeds from exercise of stock options and
    warrants, net                                                       293,683             128,262
                                                               ----------------    ----------------
   Net cash provided by (used in) financing activities                  451,870          (1,057,413)
                                                               ----------------    ----------------

   Increase in cash                                                     114,011             235,746

  Cash, beginning of period                                             755,601             603,629
                                                               ----------------    ----------------

  Cash, end of period                                          $        869,612    $        839,375
                                                               ================    ================


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1: UNAUDITED INFORMATION

         Advanced Environmental Recycling Technologies, Inc. has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, of a normal recurring nature and necessary for a fair presentation of the Company's operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified certain prior period amounts to conform to the current period presentation.

NOTE 2: DESCRIPTION OF THE COMPANY

         Advanced Environmental Recycling Technologies, Inc. (the Company or
AERT) manufactures composite building materials made from reclaimed plastic and wood fiber waste. The Company markets this material as a substitute for wood and plastic in outdoor decking systems, standard door components, windowsills, brick mould, fascia board, and heavy industrial flooring. The Company operates composite extrusion lines in Junction, Texas, a dual purpose composite extrusion and plastics recycling facility in Springdale, Arkansas, a raw material warehouse and testing lab in Springdale, Arkansas, a warehouse and reload facility in Tonitown, Arkansas, and will soon open a dual purpose facility for plastic processing and finished goods storage and reload in Lowell, Arkansas. The Company's customers are primarily regional and national door and window manufacturers, industrial-flooring companies and Weyerhaeuser -- the Company's primary decking customer. The Company recently renewed its exclusive three year ongoing agreement with Weyerhaeuser and Lowe's Home Improvement Warehouse to supply Lowe's with the Company's ChoiceDek Premium brand of decking products.

NOTE 3: MANAGEMENT'S PLANS AND FUTURE OPERATIONS

         The Company's financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Prior to 2001, the Company incurred net losses in each year since its inception in 1989. As of the quarter ended September 30, 2002, the Company has produced six consecutive profitable quarters.

         At September 30, 2002, the Company had a working capital deficit of $4,332,151. The Company is currently engaged in an aggressive facilities expansion and improvement program designed to fulfill customer demand and increase profitability. For the nine months ended

September 30, 2002, the Company invested $3,257,540 in new plant and equipment which was financed primarily with $2,919,681 net cash flow from operations generated during the same period. Net cash flow from operations might otherwise have been used to reduce the working capital deficit. Until such time as long term financing is available on terms satisfactory to the Company, and while the Company continues to expand its facilities and production capacity, management plans to use cash flow from operations to fund the facilities expansion program instead of reducing the working capital deficit.

         In October 1999, the Company entered into an agreement with the City of Springdale, Arkansas for the issuance of $16.5 million principal amount of industrial development revenue bonds, the proceeds of which were to be used for facilities expansion and for reducing the working capital deficit. The bonds were originally closed into escrow and are currently secured by cash deposits sufficient to retire both principal and interest. The Company is now attempting to remarket the bonds on terms that it finds acceptable. If the bonds are successfully remarketed, the proceeds will be used to reduce the working capital deficit and accelerate the Company's facilities expansion program. If the bonds are not remarketed by October 16, 2003, the Company will be required to buy them back.

         If the Company is unsuccessful in remarketing the bonds, and if alternative expansion financing is also not available, it could slow the Company's expansion plans, limit its ability to increase decking production to meet customer demand and would require the Company to make other mutually agreeable provisions for the payment of its outstanding short-term debts. In which case, the ability of the Company to continue as a going concern could be dependent upon the ongoing support of its stockholders, investors, customers and creditors. There is no commitment or assurance that such support would be available if needed.

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

         Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities for the nine months ended September 30, are as follows:


                                                                2002                2001
                                                             (unaudited)        (unaudited)
                                                          ----------------    ----------------
Receivables ...........................................   $        480,648    $       (959,396)
Inventories ...........................................           (442,888)             (9,925)
Prepaid expenses and other ............................            155,597            (793,581)
Accounts payable -
  Trade and related parties ...........................         (2,016,798)           (146,006)
Accrued liabilities ...................................            836,573           1,325,780
                                                          ----------------    ----------------
                                                          $       (986,868)   $       (583,128)
                                                          ================    ================

Cash paid for interest ................................   $        881,030    $        556,523
                                                          ================    ================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:


                                                                         2002               2001
                                                                      (unaudited)       (unaudited)
                                                                    ---------------   ---------------
Notes payable for financing of insurance policies ...............   $       346,619   $       206,440
Accounts / notes payable for equipment ..........................           105,264           271,840
Interest paid with Class A common stock .........................                --           519,997
Accrued premium paid with Class A common stock ..................           367,779                --

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION POLICY

         Revenue is recognized at the time of shipment.

     INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                                           September 30,
                                                                2002           December 31,
                                                            (unaudited)           2001
                                                          ----------------   ----------------
         Raw materials ................................   $      1,640,006   $      1,221,419
         Work in process ..............................            357,770            639,907
         Finished goods ...............................            677,824            371,386
                                                          ----------------   ----------------
                                                          $      2,675,600   $      2,232,712
                                                          ================   ================

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

NOTE 6: INCOME TAXES

         No income tax provision was recorded for the nine months ended September 30, 2002 and 2001, due to the realization of previously unrecognized net operating loss carryforwards.

NOTE 7: COMMITMENTS AND CONTINGENCIES

         The Company was sued in May 2000 by Three H Enterprises, LLC (3-H) an Illinois investment company seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two members of the Brooks family. 3-H acquired its rights in the cause of action from parties to the prior litigation. In July 2002, the court rendered judgment against the Company for $820,000 in past royalties on production from the Junction, Texas plant, plus $240,000 in prejudgment interest and post-judgment interest until paid. In October 2002, the court entered a judgment against the Company for an additional $754,074 in attorney fees, plus post-judgment interest until paid. The Company has appealed both judgments to the Fifth Circuit Court of Appeals and posted a $1.87 million bond pending a decision in the appeal. Although the trial court declined to grant 3-H's post-trial request for an order requiring royalty payments for future production from the Junction plant, there is no assurance that 3-H will not pursue such royalties in subsequent litigation. There is also no assurance that the Company will be successful upon appeal. The Company believes these actions are without merit and will continue to defend itself appropriately.

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

         As of September 30, 2002, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

  Net Sales - Three months ended September 30,                            2002                2001
                                                                    ----------------   ----------------
Commercial and residential decking surface components ...........   $      8,779,200   $      7,197,962
Exterior door, window and housing trim components ...............          2,265,846          2,117,707
                                                                    ----------------   ----------------
                                                                    $     11,045,046   $      9,315,669
                                                                    ================   ================


Net Sales - Nine months ended September 30,                                2002              2001
                                                                    ----------------   ----------------
Commercial and residential decking surface components ............  $     24,718,731   $     20,085,872
Exterior door, window and housing trim components ................         5,898,043          5,381,682
                                                                    ----------------   ----------------
                                                                    $     30,616,774   $     25,467,554
                                                                    ================   ================

Gross Margin - Three months ended September 30,
                                                 2002                           2001
                                      ---------------------------   ---------------------------
                                       Springdale      Junction      Springdale      Junction
                                      ------------   ------------   ------------   ------------
Net revenues ......................   $  7,130,885   $  3,914,161   $  5,860,048   $  3,455,621
Cost of goods sold ................      4,695,148      2,780,973      4,060,383      2,707,558
                                      ------------   ------------   ------------   ------------
Gross margin ......................   $  2,435,737   $  1,133,188   $  1,799,665   $    748,063
                                      ============   ============   ============   ============



Gross Margin - Nine months ended September 30,
                                                  2002                            2001
                                      -----------------------------   -----------------------------
                                       Springdale        Junction       Springdale       Junction
                                      -------------   -------------   -------------   -------------
Net revenues ......................   $  19,854,296   $  10,762,478   $  14,591,570   $  10,875,984
Cost of goods sold ................      13,624,835       8,283,316      10,157,580       8,397,021
                                      -------------   -------------   -------------   -------------
Gross margin ......................   $   6,229,461       2,479,162   $   4,433,990   $   2,478,963
                                      =============   =============   =============   =============


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


                                           Three months     Three months     Nine months      Nine months
                                              ended            ended            ended            ended
                                           September 30,    September 30,    September 30,    September 30,
                                               2002             2001             2002             2001
                                            (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                           -------------    -------------    -------------    -------------
Net income (A) .........................   $     870,495    $     251,387    $   1,492,329    $     290,001
                                           =============    =============    =============    =============

Assumed exercise of stock options
 and warrants ..........................      20,837,319       19,273,143       21,037,319       19,103,127

Application of assumed proceeds
 toward repurchase of stock ............      (7,967,889)     (11,715,034)      (7,362,180)     (12,058,265)
                                           -------------    -------------    -------------    -------------

Net additional shares issuable .........      12,869,430        7,558,109       13,675,139        7,044,862
                                           =============    =============    =============    =============

Adjustment of shares outstanding:
 Weighted average common shares
  outstanding ..........................      30,303,835       27,457,444       29,415,338       27,237,884
 Net additional shares issuable ........      12,869,430        7,558,109       13,675,139        7,044,862
                                           -------------    -------------    -------------    -------------
 Adjusted shares outstanding (B) .......      43,173,265       35,015,553       43,090,477       34,282,746
                                           =============    =============    =============    =============
Net income per common
  share - Diluted (A) divided by (B) ...   $        0.02    $        0.01    $        0.03    $        0.01
                                           =============    =============    =============    =============

         The Company has additional options and warrants that were not included in the calculation of diluted earnings per share (EPS). Those options (for 1,125,000 shares and for 925,000 shares) and warrants (for 2,333,933 shares) were either antidilutive and/or not exercisable during the three and nine months ended September 30, 2002, respectively. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     GENERAL

         PRODUCTS. AERT develops, manufactures and markets composite building materials that are used as an alternative to traditional wood products for exterior applications in building and remodeling homes. Our composites manufacturing process involves proprietary technologies, certain of which are patented, and specialized manufacturing equipment that is custom-built or modified for us. The encapsulation of wood fibers in plastic creates a consistent material, free of foreign matter, which can be extruded into a desired shape. The process uses plentiful, lower cost raw materials, such as recycled plastics and wood-filler materials and, in certain cases, special additives or virgin plastics in varying mixtures. The mixtures can be specifically formulated based on our customers' desired end-product specifications. Our composite building material became a patented product in June 1998, under U. S. Patent No. 5,759,680. Our decking products include deck boards, handrail and deck post systems, and trim, and are marketed under the trade names Weyerhaeuser ChoiceDek(R) Classic, Weyerhaeuser ChoiceDek(R) Plus and Weyerhaeuser ChoiceDek(R) Premium, and LifeCycle(R). On April 26, 2001, our decking, handrails and stair applications received a national evaluation report "NER" code rating under NER-596. The NER rating provides local building inspectors and code officials with independent testing and installation information regarding our products. Other building components, including door and window sills, exterior trim and fascia systems, are marketed under the name MoistureShield(R) and MoistureShield(R) CornerLoc(TM).

         MARKETING AND SALES. Our decking products are distributed exclusively by Weyerhaeuser Building Materials through their 71 customer service centers across the U.S. and Canada. Weyerhaeuser also distributes the ChoiceDek Premium line exclusively to Lowe's Companies, Inc. (Lowe's) under a three year contract that provides for certain minimum purchase quantities each year. As the product distributor, Weyerhaeuser provides logistics services to manufacturers, lumber dealers and home centers. Weyerhaeuser and Lowes also conduct national advertising and brand-building programs for ChoiceDek decking systems. Our MoistureShield(R) products are sold directly to national and regional door and window manufacturers such as Therma-Tru Corporation.

         FACILITIES. Our Junction, Texas facility has two extrusion lines that manufacture primarily ChoiceDek Classic and ChoiceDek Premium decking and decking components. Our Springdale, Arkansas facility has three extrusion lines that produce MoistureShield door, window and housing trim components and our LifeCycle, ChoiceDek Plus, and ChoiceDek Premium lines of decking products. Our plastics recycling facility is located in the Springdale extrusion plant. In 2001, we opened a plastic recycling warehouse, testing lab, and transfer facility in Springdale, Arkansas, and increased our plastic collection efforts, in preparation for building additional plastic recycling capacity. In 2002 we opened a plastics warehouse and finished goods reload facility in Tonitown, Arkansas.

         EXPANSION PROGRAM. Because of increasing demand for our products, a fourth composite extrusion line will be installed and started up during the fourth quarter of 2002, and we are planning a fifth line for the first half of 2003 - both at the Springdale extrusion plant. In September 2002, the Company entered into an agreement to purchase an existing plant facility and land in Lowell, Arkansas, which is adjacent to Springdale. The Lowell site will house a second plastics recycling plant that is scheduled for startup in the fourth quarter 2002. We are building a reload facility at the Lowell site that will hold finished goods prior to shipping. We believe this will allow us to improve customer service and reduce our cost of goods sold. Over the next twelve months, we also intend to launch several new products, increase the sales and marketing staff, and increase research and development expenditures. The implementation schedule for our expansion program is subject to cash flow from operations and to the availability of financing from either the successful remarketing of our industrial development bonds or from other debt or equity financing. There is no assurance that additional financing can be acquired on terms acceptable to the Company (see Liquidity and Capital Resources).

  RESULTS OF OPERATIONS

  QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

         Net income for the quarter ended September 30, 2002 was $870,495. This is an earnings improvement of $619,108 when compared to the net income of $251,387 for the third quarter of 2001. Significant components of earnings follow.

         Net sales increased to $11,045,046 for the quarter ended September 30, 2002, which is an increase of $1,729,377 or 19% over the quarter ended September 30, 2001. Third quarter 2002 sales consisted of decking product (ChoiceDek) sales of $8,779,200, and door, window and housing trim component (MoistureShield) sales of $2,265,846. These figures compare with third quarter 2001 ChoiceDek sales of $7,197,962 and MoistureShield sales of $2,117,707.

         The Springdale plant generated net sales of $7,130,885 in the third quarter of 2002, compared to $5,860,048 in the third quarter of 2001, a 22% increase. The Junction, Texas plant net sales increased to $3,914,161 in the third quarter of 2002, from $3,455,621 in the third quarter of 2001, a 13% increase.

         Cost of goods sold increased $708,180, from $6,767,941 for the quarter ended September 30, 2001, to $7,476,121 in 2002. As a percentage of sales, cost of goods sold decreased 5% to 68% for the quarter ended September 30, 2002, as compared to 73% for the same period in 2001. The decrease was attributable to cost of goods sold increasing at a lower rate than the sales growth rate. The Springdale plant cost of goods sold decreased as a percentage of sales by 3% to 66% in 2002, from 69% in 2001. The Texas plant cost of goods sold decreased 7% to 71% in 2002, from 78% in 2001.

         Significant cost categories were as follows for the quarter ended September 30:


                                                           2002              2001
                                                     ---------------   ---------------
Payroll and payroll taxes ........................   $     2,432,048   $     2,065,043
Depreciation .....................................           706,269           673,398
Raw materials ....................................         2,621,623         1,978,173
Other ............................................         1,716,181         2,051,327
                                                     ---------------   ---------------
Total ............................................   $     7,476,121   $     6,767,941
                                                     ===============   ===============

         Selling, general and administrative expenses increased $469,326 in the third quarter of 2002 to $2,397,373, compared to $1,928,047 for 2001. The increase was due primarily to increases in salaries and professional fees. Some of the increases were offset by decreases in commissions and factoring fees. As a percentage of sales, selling and administrative expenses increased to 22% from 21% in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net income for the nine month period ended September 30, 2002 was $1,492,329. This is an earnings improvement of $1,202,328 when compared to net income of $290,001 for the same period in 2001. Significant components of earnings follow.

         Net sales increased to $30,616,774 for the nine months ended September 30, 2002, which represented an increase of $5,149,220 or 20% over the same period a year ago. The nine months composite net sales consisted of decking product (ChoiceDek) net sales of $24,718,731, and door, window and housing trim components (MoistureShield) net sales of $5,898,043. These figures compare to the same period a year ago of ChoiceDek net sales of $20,085,872 and MoistureShield net sales of $5,381,682.

         The Springdale, Arkansas plant reported composite net sales of $19,854,296 for the nine month period ended September 30, 2002, compared to $14,591,570 for the same period a year ago, which represented a 36% increase. The Junction, Texas plant net sales decreased to $10,762,478 for the nine month period ended September 30, 2002, from $10,875,984 for the same period a year ago, a 1% decrease. As a result of upgrades made in the extrusion department, the Texas plant now has two larger extrusion lines. This move streamlined and focused the products produced at the Texas plant and helped make it more efficient.

         Cost of goods sold increased $3,353,550 from $18,554,601 for the nine month period ended September 30, 2001, to $21,908,151. As a percentage of sales, cost of goods sold decreased 1% to 72% for the nine month period ended September 30, 2002, as compared to 73% for the same period a year ago. The Springdale plant cost of goods sold decreased 1% as a percentage of sales to 69% for the nine month period in 2002, from 70% for the same period in 2001. The Junction plant cost of goods sold remained constant at 77% for the nine month period in 2002.

         There was an increase in manufacturing overhead costs in the nine month period ended September 30, 2002, which was primarily attributable to outsourcing charges from third party vendors to finish components for a new railing system while additional equipment to perform this work in-house was being installed. The outsourcing was required to meet customer deadlines, and cost approximately $976,000, which is 3% of net sales. The Company installed the required equipment to bring these additional processes in-house during the third quarter 2002.

         Significant cost categories were as follows for the nine months ended September 30:

                                           2002               2001
                                      ---------------   ---------------
Payroll and payroll taxes .........   $     7,177,392   $     5,815,985
Depreciation ......................         2,045,218         1,988,181
Raw materials .....................         6,797,922         5,938,147
Other .............................         5,887,619         4,812,288
                                      ---------------   ---------------
Total .............................   $    21,908,151   $    18,554,601
                                      ===============   ===============

         Selling, general and administrative expenses increased $370,013 for the nine month period ended September 30, 2002 to $6,027,318 when compared to $5,657,305. However, this was a decrease of 2% as a percentage of sales to 20% for the nine month period in 2002 from 22% for the same period in 2001. The percentage decrease was due to decreases in travel and meal expenses, professional fees, factoring fees, and commissions. Some of the decreases were offset by increases in salaries and wages, amortization of debt costs and research and development costs.

     LIQUIDITY AND CAPITAL RESOURCES

         Management's decision in recent years to finance significant capital expenditures from operating cashflow and with short-term bridge loans has created and sustained the Company's working capital deficit. At September 30, 2002, the working capital deficit was $4,332,151 million compared to $4,535,600 million at December 31, 2001, a decrease of $203,449. The Company committed approximately $1.9 million to be expended on capital projects during the quarter ended September 30, 2002.

         As of September 30, 2002, current liabilities were $27.6 million, which includes $16.5 million bonds payable that are currently escrowed and offset by a $16.5 million restricted bond escrow fund. Other current liabilities include $3.0 million due to the Company's major shareholder or companies controlled by her, $2.1 million in short-term bridge loans, and approximately $3.9 million in accounts payable. The Company generated sufficient cash flow to more than cover debt service in the third quarter of 2002. Cash flow available for debt service was approximately $1.9 million, up 46% from $1.3 million for the quarter ended September 30, 2001.

         In October 1999, the Company entered into an agreement with the City of Springdale, Arkansas for the issuance of $16.5 million principal amount of Series 1999 industrial development revenue bonds. The bonds are private activity bonds issued for a limited number of purposes, including solid waste disposal projects. The bonds were originally closed into escrow, and cash deposits sufficient to retire the debt currently secure the bonds. The Company is now attempting to remarket the bonds on terms that it finds acceptable. If the bonds are not remarketed by October 16, 2003, the Company will be required to buy them back. If the Company is unsuccessful in remarketing the bonds, and if alternative expansion financing is also not available, it could slow the Company's expansion plans and limit its ability to increase decking production to meet customer demand.

     Cash and cash equivalents increased $114,011 in the nine months ended September 30, 2002. Significant components of that increase were: (i) cash provided by operating activities of

$2,919,681, which consisted of the net income for the period of $1,492,329 increased by depreciation and amortization of $2,235,604 and reduced by other uses of cash of $808,252; (ii) cash used in investing activities of $3,257,540, and (iii) cash provided by financing activities of $451,870. Cash payments on notes during the period were $557,421, and proceeds from the issuances of notes amounted to $250,000. At September 30, 2002, the Company had bonds and notes payable in the amount of $23,776,423, of which $19,630,264 was current bonds and notes payable and the current portion of long-term debt. Of the current bonds and notes payable, $2,657,463 or 13.5% was payable to Marjorie S. Brooks, a major shareholder, and other investors closely associated with the Company. The Company intends to pay down or refinance the remaining $2.1 million in bridge notes during 2002 and will in either case pay off the final balance upon successful completion of the bond financing.

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

         The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: success in remarking its $16.5 million principal amount of bonds without further escrow requirement; success in refinancing its other short-term debt; market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' plants, machinery, or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 4. CONTROLS AND PROCEDURES

         Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Edward J. Lysen, have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was conducted during the week ended November 8, 2002. Based upon their review, these executive officers have concluded that we have an effective system of internal controls and an effective means for timely communication of information required to be disclosed in this Report. Since November 8, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company was sued in May 2000 by Three H Enterprises, LLC (3-H) an Illinois investment company seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two members of the Brooks family. 3-H acquired its rights in the cause of action from parties to the prior litigation. In July 2002, the court rendered judgment against the Company for $820,000 in past royalties on production from the Junction, Texas plant, plus $240,000 in prejudgment interest and post-judgment interest until paid. In October 2002, the court entered a judgment against the Company for an additional $754,074 in attorney fees, plus post-judgment interest until paid. The Company has appealed both judgments to the Fifth Circuit Court of Appeals and posted a $1.87 million bond pending a decision in the appeal. Although the trial court declined to grant 3-H's post-trial request for an order requiring royalty payments for future production from the Junction plant, there is no assurance that 3-H will not pursue such royalties in subsequent litigation. There is also no assurance that the Company will be successful upon appeal. The Company believes these actions are without merit and will continue to defend itself appropriately.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its annual meeting of stockholders on Friday, July 26, 2002.

         (b) The following sets forth information regarding each matter voted upon at the annual meeting. There were 28,008,685 shares of Class A common stock, 1,465,530 shares of Class B common stock and 900 shares of Series B preferred stock, voting together as a single class, outstanding as of the record date for, and entitled to vote at the 2002 annual meeting.

         Item 1. The reelection of Joe G. Brooks, Sal Miwa, Stephen W. Brooks, Marjorie S. Brooks, Jerry B. Burkett, Michael M. Tull, Samuel L. Milbank, Delbert Allen and Melinda Davis to the board of directors. The tabulation of votes on this proposal follows:

         Nominees                               For                 Withheld
         --------                            ----------             --------
         Joe G. Brooks.................       33,161,709             237,024
         Sal Miwa......................       33,161,709             237,024
         Stephen W. Brooks.............       33,161,709             237,024
         Marjorie S. Brooks............       33,161,709             237,024
         Jerry B. Burkett..............       33,161,359             237,374
         Michael M. Tull...............       33,161,709             237,024
         Samuel L. Milbank.............       33,124,209             274,524
         Delbert Allen.................       33,161,359             237,374
         Melinda Davis.................       33,161,709             237,024


         Item 2. The stockholders approved a proposal to the ratification of appointment of independent auditors, Tullius Taylor Sartain & Sartain. The tabulation of votes on this proposal follows:

                    Votes For.....................     33,095,854
                    Votes Against.................        229,496
                    Abstentions...................         73,383

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following exhibits are filed as part of this report:

                  99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Company's Chairman, Co-chief executive officer and President,

                  99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Company's Co-chief executive officer, and

                  99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by the Company's chief financial officer.

         (b)      No reports on Form 8-K were filed during the third quarter
                  2002

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


By: /s/ Joe G. Brooks                          By: /s/ Edward J. Lysen
    -------------------------------------         ---------------------------
    Joe G. Brooks                                 Edward J. Lysen
    Chairman, Co-chief executive officer,         Chief financial officer
    and President

Date: November 14, 2002                        Date: November 14, 2002

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joe G. Brooks, the chairman, co-chief executive officer, and president of Advanced Environmental Recycling Technologies, Inc., certify that:

         (i) I have reviewed this quarterly report on Form 10-Q of the Issuer;

         (ii) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (iii) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (iv) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (v) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (vi) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated: November 14, 2002
                                                        /s/ Joe G. Brooks
                                                        ------------------------
                                                        Joe G. Brooks
                                                        Chairman, Co-chief
                                                        Executive Officer, and
                                                        President

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen W. Brooks, the co-chief executive officer of Advanced Environmental Recycling Technologies, Inc., certify that:

         (i) I have reviewed this quarterly report on Form 10-Q of the Issuer;

         (ii) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (iii) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (iv) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (v) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (vi) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Dated: November 14, 2002
                                                      /s/ Stephen W. Brooks
                                                      --------------------------
                                                      Stephen W. Brooks
                                                      Co-chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward J. Lysen, the chief financial officer of Advanced Environmental Recycling Technologies, Inc., certify that:

         (i) I have reviewed this quarterly report on Form 10-Q of the Issuer;

         (ii) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (iii) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (iv) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (v) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (vi) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Dated: November 14, 2002
                                                         /s/ Edward J. Lysen
                                                         -----------------------
                                                         Edward J. Lysen
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
99.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, 18 U.S.C. Section 1350 by the Company's Chairman,
                  Co-chief executive officer and President,

99.2              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, 18 U.S.C. Section 1350 by the Company's Co-chief executive officer, and

99.3              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, 18 U.S.C. Section 1350 by the Company's Chief financial officer.