Form 10-K
period 2002-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2003-04-11
CIK 849706

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 1-10367

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                     DELAWARE                                           71-0675758
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                            Identification No.)

            914 NORTH JEFFERSON STREET
               SPRINGDALE, ARKANSAS                                        72764
     (Address of principal executive offices)                           (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     On June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity beneficially held by non-affiliates of the registrant was $40,813,842 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Number of shares of common stock outstanding at April 11, 2003:
                             CLASS A -- 28,331,312
                              CLASS B -- 1,465,530
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

SUMMARY

     Advanced Environmental Recycling Technologies, Inc. ("AERT") develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe's Companies, Inc. (Lowe's) and Therma-Tru Corporation. Our products are marketed under the trade names LifeCycle(R), MoistureShield(R), Weyerhaeuser ChoiceDek(R) Classic, Weyerhaeuser ChoiceDek(R) Plus and Weyerhaeuser ChoiceDek(R) Premium.

PRODUCTS

     Using the same basic material, we manufacture three product lines:

     - Commercial and residential decking planks and accessories such as balusters and handrails (ChoiceDek),

     - Exterior door, window and housing trim components (MoistureShield), and

     - Industrial flooring.

     The wood fiber content of our products gives them many properties similar to all-wood products, but we believe the plastic content makes our products for certain uses superior to either all-wood or all-plastic alternatives because:

     - They are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

     - They are engineered for superior moisture-resistance and will not swell or expand like wood.

     - Unlike wood, they do not require preservatives or treatment with toxic chemicals such as chromated copper arsenic (CCA), nor do they require yearly water sealing or staining.

     - They can be designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste.

     - They are less subject to rotting, cracking, warping, splintering, and insect infestation and water absorption than conventional wood materials.

     - When combined with our unique tie coat primer, the life of exterior paint can be greatly enhanced, thus creating a low-maintenance non-wood trim and fascia system designed to enhance and complement fiber cement siding.

     Our composites manufacturing process involves proprietary technologies, certain of which are patented. We also use manufacturing equipment that has been custom-built or modified to our specifications. Our composite building material became a patented product in June 1998 under U.S. Patent No. 5,759,680.

MANUFACTURING

     We operate the following manufacturing, recycling, and warehouse facilities:

     - Our Junction, Texas facility manufactures ChoiceDek Classic and ChoiceDek Premium decking components.

     - Our door, window and housing trim components (MoistureShield) are manufactured at our Springdale, Arkansas facility. The Springdale facility also manufactures the LifeCycle, ChoiceDek Plus, and ChoiceDek Premium lines of decking product, and all of our heavy industrial flooring. Springdale has four extruder lines and a plastic recycling facility. We will install an additional extrusion line at Springdale in 2003.

     - In late 2002 we started up another plastics recycling facility in Northwest Arkansas. We plan to add plastic recycling capacity to that Northwest Arkansas facility during the first half of 2003, and build a truck and rail "reload" facility later in 2003 where we can store finished goods prior to shipping them to customers.

     - We operate a waste plastics receiving, testing, and storage facility in Springdale, about two miles from the main plant.

     - In 2002, we opened two warehouses in Northwest Arkansas, one for finished goods and one for waste plastics storage. As we grow, we anticipate adding additional warehouse space.

     - During first quarter 2003, we initiated road and bridge infrastructure work on an adjoining 18.6 acre tract, south of the existing Springdale, Arkansas facility, adjoining the two properties into a larger complex.

     We are constantly upgrading and improving our facilities to expand capacities and improve efficiencies. Our expansion plans currently are prioritized around increasing plastic recycling capacity and lowering raw material costs. These projects will be followed by a second warehouse and manufacturing facility in Springdale, Arkansas with plans for additional composite extrusion capacity by early 2004. There is no assurance that funds will be available on a timely basis to prevent some construction projects from being delayed (see Liquidity and Capital Resources and Note 4: Bonds Payable).

CURRENT OPERATIONS

     As reported on Friday, March 28, 2003, there was an accidental fire at our Junction, Texas plant, which was caused when a power pole adjacent to the plant exploded. As of April 8, 2003, our engineers and insurance carries were still evaluating the full extent of the damage, and the insurance company had not released control of the site. It appears, however, that the extrusion lines, a portion of the building they were housed in and its infrastructure, and the plastic processing area are severely damaged. We are now in the process of determining the costs to rebuild less severely damaged portions of the plant and one extrusion line, with the intent of having one line fully operational as soon as possible. Simultaneously, we are expediting the installation of an additional extrusion line in the Springdale, Arkansas plant. It should be operational during the second quarter of 2003. When the Junction rebuilding and Springdale installations are complete, we will have replaced the capacity lost in the fire. We expect minimal disruptions of product distribution to our current customers.

     The Junction plant is fully insured for fire damage, as well as for business interruption during the time required to rebuild. There is no assurance as to the timing of the completion of the rebuilding of the Junction plant, or if all of the facility will be rebuilt.

  MARKETING AND SALES

     General Market Strategy. Our products are designed for applications where we can add the greatest value and address market needs, i.e. for external applications where wood is prone to rot and/or requires substantial yearly maintenance in the form of staining or water sealing. We have developed an extensive customer and end-user base in the national door, window, and decking markets. We are working to constantly develop and improve strong customer relationships.

     Outdoor Decking Systems. Weyerhaeuser Building Materials distributes our decking products through its 71 customer service centers across the U.S. and Canada. Weyerhaeuser also sells our ChoiceDek Premium decking products to Lowe's Home Improvement Centers. In December 2001, we entered into a contract with Weyerhaeuser, under which they guarantee to purchase a minimum quantity of decking products each year. The Weyerhaeuser Contract (the "Contract") automatically renews each December for the three subsequent years unless Weyerhaeuser or we specifically act to cancel it. If the Contract is cancelled, it will remain in effect for the remaining two years of its term. The Contract automatically renewed in December 2002 to cover 2003 through 2005. The Contract requires us to produce, and Weyerhaeuser to purchase, a minimum number of truckloads of ChoiceDek decking and accessories during 2003. Weyerhaeuser has traditionally sold ChoiceDek through its retail network of over 5,000 primarily independent lumberyards. These lumberyards service both contractor and retail accounts as well as large tract homebuilding companies. The Company, through Weyerhaeuser regional distribution centers, has established a network of around 750 stocking ChoiceDek dealers. In addition, independent lumber dealers can special order

ChoiceDek from the Weyerhaeuser distribution network. Additional information is available on our website at www.choicedek.com. Based on the Contract, Weyerhaeuser has entered into an agreement with Lowe's whereby Lowe's has the exclusive right to carry the ChoiceDek Premium product line. Lowe's has agreed to provide dedicated retail shelf space in all of its 800+ stores and to promote ChoiceDek Premium through a national print and advertising campaign. We believe the Contract will strengthen our competitive position in the decking marketplace and give us the opportunity to develop and sell new products through the same channel.

     We promote our decking products through displays and presentations at regional and local home, lawn and garden shows, and through in-store displays. We have an on-going print and cable TV advertising program that targets the residential decking market. Lowe's is also conducting a national print and television advertising campaign for ChoiceDek Premium.

     Weyerhaeuser purchases and re-sells substantially all of our decking products, which represented about 80% of our 2002 revenues. If Weyerhaeuser were to cancel the Contract, we would have to develop an alternative distribution system for decking products, which could be expensive and time consuming. Though Weyerhaeuser has purchased most all of our decking production since 1995, there is no assurance that it will continue to do so past the terms of the contract in 2005 (see Note 2 to the financial statements regarding concentration of risk).

     Door and Window Products. We sell our MoistureShield products to door and window manufacturers for use as component parts of their products. For example, we manufacture a windowsill that is built into products like Portrait windows by Carolina Builders or Vetter windows, among others, and we manufacture door rails built into doors by Therma-Tru Corporation. In marketing, we emphasize the "value-added" potential of the MoistureShield composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics, which saves our customers time and expense. Customers will also avoid the need for chemical treatments to their final product, which are often necessary to prevent rot and sustain durability. The durability of our MoistureShield composite components allow our customers to extend the lifetime or warranties of their products while reducing or eliminating warranty claims costs. Information about MoistureShield products is available on the Internet at www.moistureshield.com.

     Therma-Tru and Carolina Builders each purchase a large portion of our MoistureShield production. The loss of either customer would negatively impact sales and earnings. We are unable to predict the future size of the markets for MoistureShield, however, we believe that the national door and window, commercial and residential trim and residential decking material markets are significant and will allow us to diversify our customer base over time.

     Exterior Trim and Fascia Products. In mid-2002, we began test marketing an exterior trim and fascia system under the trade name MoistureShield(R) CornerLoc(TM). Three national homebuilders are now using the product. Our production capacity has been strained to meet demand for our decking systems, so we have been forced to limit CornerLoc production. We are planning a limited product rollout to retail distributors in 2003. We believe this product line has significant growth potential, and we are striving to increase production capacity so that we can begin a full production and marketing program, but the timetable of a full product launch is dependent upon our construction and financing timetable.

     Sales and Customer Service. We provide sales support and customer service through our own marketing department, through Weyerhaeuser, and through training programs for our customers and their sales associates. Our in-house sales team is focused on serving commercial decking contractors and supporting the Weyerhaeuser and Lowe's sales professionals. Information and customer service are provided through our web site, www.choicedek.com, and through a national toll-free telephone number. We also use independent, outside sales representatives to promote and serve door, window and decking customers.

     Cyclical Building Products Industry. Our products are used in home improvement and new home construction. The home improvement and housing construction industries are subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Increased interest rates and economic uncertainty, in particular, can lead to reduced homebuilding and/or home improvement activity. Reductions in such activity could have an adverse effect on the demand for our products.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Our products are manufactured primarily from hardwood fiber, cedar fiber and polyethylene industrial and post-consumer film scrap and ground industrial and post-consumer high-density polyethylene containers, as well as other sources of consistent compatible polyethylene waste products.

     Wood Fiber. All of our products were originally made with cedar wood fiber from mills located in or near the Junction, Texas plant. As our operations in Springdale, Arkansas grew, we began using hardwood waste from the numerous mills and manufacturers in the local Ozark mountain region. We now have supply contracts for a variety of cedar and hardwood fiber that provide sources of materials. As we grow, we are evaluating the addition of in-house processing capacity in order to meet additional wood fiber requirements and lower raw material costs.

     Recycled Plastics. Our plastics manufacturing processes recycle the following polyethylene films:

     - Low density polyethylene (LDPE) poly coatings or linings from recycled bleached food-board, which are generated from the hydro-pulping process;

     - High density polyethylene (HDPE) and linear low density polyethylene (LLDPE) mixed plastic grocery bags from supermarket and store collection programs;

     - HDPE ground container material; and

     - LLDPE stretch film from warehouses and packing waste.

     These materials are highly contaminated with paper and other non-plastic materials, which lessens their value to other plastic recyclers. Our proprietary recycling process does not require the purity, extensive cleaning, additional washing and melt filtration required for conventional plastics manufacturing, and can be conducted faster and more economically. By using primarily contaminated plastics, we produce a usable, but lower cost, feedstock for our composite extrusion lines.

     We do not have the capacity to recycle all of the plastic that we need to meet our production goals. We thus purchase some recycled materials from other processors and also use virgin resin. We recently initiated a major program intended to increase the amount of waste plastic we recycle internally. We are planning on adding plastic recycling equipment at our Springdale, Arkansas facility, and building a second plastic recycling facility in Northwest Arkansas. A significant amount of equipment for the Northwest Arkansas facility has been ordered and/or purchased, and construction is planned to commence in the second quarter of 2003. To the extent that we rely on outside vendors for plastic, we are subject to varying prices and quality, both of which can increase our cost of materials. During the first quarter of 2003, conventional plastic costs have increased significantly, causing a negative variance on our raw material costs.

PATENTED AND PROPRIETARY TECHNOLOGY

     Our composite manufacturing process and our development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets that we consider to be proprietary. We have also developed certain methods, processes and equipment designs for which we have sought additional patent protection. We have taken measures to safeguard our trade secrets by, among other things, entering into confidentiality and nondisclosure agreements, and restricting access to our facilities. We also have installed advanced security systems, including cameras, at all facilities.

     We have filed nineteen patent applications and have received issuance from the United States Patent and Trademark Office for fifteen patents, six of which relate to our composite materials manufacturing operations and product, and nine of which relate to waste plastics reclamation technologies. The patents cover our composite product, extrusion process and apparatus, our continuous down-stream cooling and forming conveyor system and our plastic reclamation process and equipment. Should our trade secrets be disclosed notwithstanding these efforts, our business and prospects could be materially and adversely affected. The cost of patent protection and, in particular, patent litigation is extremely high. It can also strain resources and inhibit growth.

INDUSTRY STANDARDS

     Local building codes often require that building materials meet strength and safety standards developed by the American Society for Testing Materials and that, in order to qualify, the materials be evaluated by an independent testing organization. Our decking, handrails and stair applications have a national evaluation report "NER" code rating under NER-596. The NER rating provides local building inspectors and code officials with independent testing and installation information regarding our products. We believe that the NER listing has helped to increase sales and market acceptance of our decking products.

COMPETITION

     Competition for Sales. Our products compete with high-grade western pine and other woods, aluminum, high-performance plastics, an increasing number of composites and other construction materials. We believe that our products have superior physical characteristics that make them a better value for the consumer. Manufacturers of some competing products however, have long-established ties to the building and construction industry and have well-accepted products. Many of our competitors are larger and have research and development budgets, marketing staffs and financial and other resources, which far surpass our resources. There can be no assurance that these competitors will not attempt to develop and introduce composite materials similar to ours.

     Sales of non-wood decking products represent a small portion of the decking market. Pressure treated pine, cedar, redwood and other traditional woods constitute the vast majority of annual decking sales. We thus view wood decking as our principal competitor. The wood decking industry is highly segmented with many small to medium sized manufacturers. Wood decking is principally a commodity that competes as the low-priced product, whereas the more-expensive non-wood products must compete on features and performance.

     Among manufacturers of alternative decking materials, we view Trex Company, Crane Plastic's TimberTech, Louisiana-Pacific's WeatherBest and CertainTeed Corporation's BoardWalk, as our primary competitors.

     The market for door, windowsill, and trim products is highly segmented, with many competitors. We believe that our MoistureShield products have superior characteristics and are competitively priced. We emphasize durability, which means that manufacturers and homebuilders using our products should see reduced warranty callbacks and higher customer satisfaction. Our product competes on durability and the ability of the customer to order a product that is custom manufactured to their specifications.

     Competition for Raw Materials. As the wood/plastic composites industry grows, we sometimes compete for raw materials with other plastic recyclers or plastic resin producers. We believe, however, that our ability to use highly contaminated polyethylene limits the number of competitors because most recycling processes require "cleaner" waste plastic sources. Nonetheless, we expect to encounter new entrants into the composites or plastics reclamation business. These new entrants may have greater financial and other resources than we do, and may include beverage bottlers, distributors and retailers, as well as forestry product producers, petrochemical and other companies. Increased competition for waste plastics could increase our materials cost and reduce our profit margins.

EMPLOYEES

     On December 31, 2002, we employed 410 people. We had 117 employees at the Texas facility, of which 4 were executive and/or office personnel and 113 were full-time factory personnel. The Arkansas facilities employed 293 people, of which 44 were executives and/or office personnel and 249 were full-time factory personnel. From time-to-time, we hire part-time employees to supplement our factory workforce. In 2003, we are focused on streamlining and automating our manufacturing operations, and we hope to increase output and improve efficiencies without substantially increasing the number of employees.

ITEM 2. PROPERTIES

     We conduct our composite products manufacturing operations from two separate facilities, including a 49,000 square foot manufacturing and storage facility on a seven-acre site in Junction, Texas. In accordance with the lease on the Junction facility, we exercised our right to purchase this property from Marjorie S. Brooks, a major shareholder, in May 2001. We believe that the Junction facility is currently suitable for its composite materials manufacturing requirements on a regional basis. We upgraded and improved the Junction facility to provide additional composite capacity and further reduce operating costs.

     Our Springdale, Arkansas manufacturing facility consists of 103,000 square feet and is located on 10 acres with a rail siding in the Springdale Industrial District. We have added 30,440 square feet of shed storage space since 1999 and installed a dual sprinkler system. We lease the facility for $22,000 per month with an option to purchase it for $1.8 million. We intend to purchase the facility with a portion of the $16.5 million bond financing (see Liquidity and Capital Resources and Note 4. Bonds Payable).

     In March 1999, we leased an office, storage building and parking lot adjacent to the Springdale facility. The lease is for $3,500 per month for two years, renewable yearly. We also lease a parking area for $200 per month. The office and storage facility is comprised of 10,000 square feet on 2.36 acres and houses our corporate offices. We have an option to purchase this property for $360,000, with half of the lease payments applicable to the purchase price. We own 18.6 acres of land, south of and adjoining the existing manufacturing facility. This land was acquired for $785,000 and is where the second Springdale manufacturing facility will be built.

     We have also leased a 55,000 square foot second plastic storage warehouse and laboratory. The lease payment is $7,021 per month for two years with a renewal option. In the third quarter we entered into an agreement to purchase land and a building in Northwest Arkansas, on approximately 10 acres, for $900,000. We intend to expand and retrofit the building to become a plastic regrinding and blending facility, and serve as a reload area for finished products.

     In 2002, we began leasing two warehouses in Northwest Arkansas. One warehouse is used to store finished goods, and the other is used to store raw materials. Lease payments on the two facilities are $10,622 and $5,525 monthly, respectively.

ITEM 3. LEGAL PROCEEDINGS

     We were sued in May 2000, in a federal action in the Western District of Texas, for breach of contract seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two of our founders in the United States District Court for the Western District. The plaintiffs were seeking approximately $1.2 million in past royalties, plus attorneys' fees, any applicable pre-judgment and post-judgment interest, and a declaration that the Company pay an ongoing royalty in the amount of $10 per ton on future sales from the Company's Junction, Texas facility on production utilizing cedar fiber and recycled plastic. In 2001, the plaintiffs amended the complaint to include two of our founders as co-defendants. At trial, the plaintiffs obtained a judgment for past royalties in the amount of approximately $821,000, plus prejudgment and post-judgment interest and attorneys' fees. We settled the lawsuit in December 2002 for $1,100,000. The court, in May 2002, declined to enter a declaratory judgment requested by the plaintiff requiring the Company to pay a royalty on a monthly basis in the future on the Company's products, and the release executed in connection with the December 2002 settlement does not release any potential claims for royalties after January 1, 2002. As to the requested declaratory judgment, the court noted that the plaintiffs had not properly sought a declaratory judgment from a procedural standpoint and also took note that the changes to the initial process developed over the years by the Company have brought the Company's manufacturing operations farther away from the plaintiff's technology.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock is traded in the small cap market and is listed on The NASDAQ Stock Market(R) under the symbol AERTA. In order to remain listed on NASDAQ, the Company is required to meet certain criteria as maintenance standards established by NASDAQ. One such standard is a minimum bid price of $1.00 per share. At December 31, 2002, the Company's closing stock price per share was $1.20 (and $1.25, as of March 12, 2003). There is no guarantee that the Company will maintain this minimum stock price requirement.

     The following table sets forth the ranges of high and low quarterly sales prices (as reported by NASDAQ) of the Company's Class A common stock for the years ended December 31, 2001 and 2002. The quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                                 CLASS A
                                                              COMMON STOCK
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
Fiscal 2001
  First Quarter.............................................  1.250   0.719
  Second Quarter............................................  1.090   0.750
  Third Quarter.............................................  1.600   0.710
  Fourth Quarter............................................  1.150   0.850
Fiscal 2002
  First Quarter.............................................  2.490   1.100
  Second Quarter............................................  2.740   1.430
  Third Quarter.............................................  1.840   1.250
  Fourth Quarter............................................  1.500   1.100

     As of December 31, 2002, there were approximately 1,600 record holders of Class A common stock and 11 record holders of Class B common stock. The Company has not previously paid cash dividends on the common stock and there are currently restrictions under various debt obligations and preferred securities that would prevent the payment of such dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected historical data for the Company for the years ended December 31, 1998 through 2002, derived from the Company's audited financial statements for each such year and should be read in conjunction with such financial statements and the footnotes attached thereto as well as the discussion contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Certain prior period amounts have been reclassified to conform to the current period presentation.

                                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                            2002          2001          2000          1999          1998
                                         -----------   -----------   -----------   -----------   -----------
STATEMENTS OF OPERATIONS DATA:
Net sales..............................  $41,415,466   $33,422,959   $27,707,491   $20,136,390   $12,630,623
                                         -----------   -----------   -----------   -----------   -----------
Net income (loss) applicable to common
  stock................................  $   915,250   $   312,864   $(2,206,521)  $(1,763,736)  $(3,653,070)
                                         ===========   ===========   ===========   ===========   ===========
Net income (loss) per common share(1)
  (Basic)..............................  $      . 03   $       .01   $      (.08)  $      (.07)  $      (.16)
                                         ===========   ===========   ===========   ===========   ===========
Net income (loss) per common share(1)
  (Diluted)............................  $       .02   $       .01   $      (.08)  $      (.07)  $      (.16)
                                         ===========   ===========   ===========   ===========   ===========
Weighted average number of shares
  outstanding (Basic)..................   29,516,768    27,565,825    26,059,013    24,598,715    22,895,517
Weighted average number of shares
  outstanding (Diluted)................   42,665,451    37,176,751    26,059,013    24,598,715    22,895,517
BALANCE SHEET DATA:
Working capital deficit................  $(6,557,943)  $(4,535,600)  $(6,804,992)  $(7,756,859)  $(4,625,935)
Total assets...........................   39,335,948    36,393,071    35,258,304    31,455,793    10,941,927
Long-term debt less current
  maturities...........................  $ 4,068,210   $ 4,303,202   $ 4,486,156   $    59,656   $   227,376
Total liabilities......................  $33,574,481   $32,194,317   $32,548,921   $27,947,095   $ 7,164,426
Stockholders' equity...................    5,761,467     4,198,754     2,709,383     3,508,698     3,777,501

---------------

(1) The net income (loss) per share of common stock is based on the combined weighted average number of shares of Class A and Class B common stock outstanding during the period. See Note 2 to the financial statements for a reconciliation of basic and diluted weighted average number of shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net sales were $41,415,466 for the year ended December 31, 2002, which represented an increase of $7,992,507 or 24% over sales of $33,422,959 for the year ended December 31, 2001. Net sales are computed by subtracting from gross sales early pay discounts, returns, seasonal discounts, and allowances, which together totaled $795,531 for 2002. The 2002 composite sales consisted of MoistureShield net sales of $7,418,602 and decking (ChoiceDek Classic, ChoiceDek Plus and ChoiceDek Premium) net sales of $33,996,864. These figures compare with 2001 MoistureShield net sales of $6,679,085 and ChoiceDek decking net sales of $26,743,874.

     The Texas plant net sales increased to $14,513,658 in 2002, from $14,012,418, an increase of $501,240 or 4%. The Texas plant primarily produces the ChoiceDek Classic product line, but also produced ChoiceDek Premium in 2002. Texas net sales in 2002 for ChoiceDek were $13,929,018 compared to $13,939,495 in 2001, a decrease of $10,477. Net sales of MoistureShield were $584,640 compared to $72,923 in 2001, an increase of $511,717.

     The Arkansas plant net sales in 2002 were $26,901,808, an increase of $7.5 million, or 39%, over 2001 sales of $19,410,541. Decking net sales increased from $12,804,379 in 2001 to $20,067,846 in 2002, an increase of $7.3 million or 57%. During 2002, MoistureShield net sales were $6,833,962, which was an increase of $227,800 or 3% from 2001 MoistureShield net sales of $6,606,162.

     Net sales increased primarily due to Weyerhaeuser's new contract to supply all Lowe's stores with ChoiceDek Premium. Net sales were limited, however, by our production capacity. During 2002, we added production capacity and expect to add more capacity during 2003. As a result, we expect 2003 sales to increase versus 2002.

     Cost of goods sold increased $5,591,300 from $24,209,639 in 2001 to $29,800,939 in 2002. However, as a percent of net sales, cost of goods sold decreased 0.4% in 2002, from 72.4% in 2001 to 72.0% in 2002. The changes in the three major cost components of cost of goods sold as a percent of sales were as follows; raw materials decreased 1.6%, direct labor increased 0.2%, and manufacturing overhead increased 1.0%. A summary of the cost of goods sold is presented below.

EXPENSE CATEGORY                                                 2002          2001*
----------------                                              -----------   -----------
Payroll and payroll taxes...................................  $ 9,814,906   $ 7,826,023
Depreciation................................................    2,785,060     2,668,447
Raw materials...............................................    9,059,643     7,850,884
Other.......................................................    8,141,330     5,864,285
                                                              -----------   -----------
Total cost of goods sold....................................  $29,800,939   $24,209,639
                                                              ===========   ===========

---------------

* Amounts for "Other" have been reclassified from the prior year's presentation to compare to the current year presentation for this cost category.

     In late 2002, the price of petroleum products increased materially, which drove up the cost of virgin plastic resin. Because of uncertainties created by world political tensions, we believe this trend will continue in 2003. As the price of resin increases, plastic consumers increasingly turn to recycled plastics. The increased demand in turn raises the price that we must pay. Because we use both waste plastics and virgin resin, we expect a higher percentage cost of materials for 2003 versus 2002. To help offset rising materials costs, and to be assured of a cleaner, more dependable, and consistent supply of plastic raw material, we are in the process of expanding the plastic processing capacity at a second Northwest Arkansas facility and seeking new sources of waste plastic materials. We expect this additional plastic processing capacity to come on-line in the third quarter of 2003, subject to the availability of operating cash flow, financing from either the proceeds of our industrial development bond financing currently held in escrow, or from other debt or equity financing. There can be no assurance that we will have funds available to increase plastic processing capacity (see Liquidity and Capital Resources and Note 4. Bonds Payable).

     Selling and administrative expenses were $9.3 million in 2002 compared to $7.6 million in 2001, a $1.7 million increase. The increase includes a $1.1 million settlement of outstanding litigation (see "Litigation"). Excluding the litigation settlement, selling and administrative costs were $8.2 million, which we believe more accurately reflects our on-going obligations in this category. As a percent of sales, selling and administrative expenses decreased 0.5% from 2001 to 2002. In 2002, an amount of $220,354 was charged as research and development. Excluding the litigation settlement, the increase in selling and administrative expenses was principally attributable to additional sales staff and increased marketing and brand building expenses related to the new Weyerhaeuser contract with Lowe's.

     The operating profit for 2002 was $2.4 million, up from an operating profit of $1.6 million in 2001, an $800,000 improvement. The increased profit was due to higher sales. Net interest increased to $1,029,954 in 2002, up $34,570 from $995,384 in 2001.

     The Texas plant recorded a net profit of $202,154 in 2002, an earnings improvement of $496,779 from the net loss of $294,625 in 2001. The Texas plant extrusion lines were reduced from 3 to 2 in 2002 and other operating improvements were made. The result was improved efficiency and reduced production costs while still achieving a slight increase in sales.

     The Springdale, Arkansas plant recorded a net profit of $713,096 in 2002 compared to a net profit of $607,489 in 2001. This is an increase of $105,607. The earnings improvement resulted from efficiencies implemented in operations and the increase in sales volume while holding expenses at a slower growth rate than the sales increase.

     Net profit for 2002 was $915,250. This compares to a net profit in 2001 of $312,864, or an increase in earnings of $602,386 or 193% over last year.

     We believe that increased production and sales, improved product focus, increased job training, and increased throughputs have allowed us to attain and increase profitability. Additional production capacity and increased efficiency will be required for us to increase sales and profits, of which there is no assurance.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net sales were $33,422,959 for the year ended December 31, 2001, which represented an increase of $5,715,468 or 21% over sales of $27,707,491 for the year ended December 31, 2000. Net sales are computed by subtracting from gross sales early pay discounts, returns, seasonal discounts and allowances, which together totaled $623,903 for 2001. The 2001 composite sales consisted of MoistureShield net sales of $6,679,085 and decking (ChoiceDek Classic, ChoiceDek Plus and ChoiceDek Premium) net sales of $26,743,874. These figures compare with 2000 MoistureShield net sales of $7,917,091 and ChoiceDek decking net sales of $19,790,400.

     The Texas plant net sales increased to $14,012,418 in 2001 from $12,340,775, an increase of $1,671,243 or 13.5%. The Texas plant primarily produces the ChoiceDek Classic product line. Texas net sales in 2001 for ChoiceDek were $13,939,495 compared to $12,102,732 in 2000, an increase of $1,836,763 or 15%; net sales of MoistureShield were $72,923 compared to $238,043 in 2000, a decrease of $165,120. The change to focus the Texas plant on ChoiceDek Classic was intended to improve efficiencies.

     The Arkansas plant net sales in 2001 increased to $12,804,379 for ChoiceDek decking and $6,606,162 for MoistureShield, for total net sales of $19,410,541, an increase of $4,043,825 or 26% over 2000 sales of $15,366,716. Decking net sales increased from $7,687,668 in 2000 to $12,804,379 in 2001, an increase of $5,116,711 or 67%. 2001 MoistureShield net sales of $6,606,162 represented a decrease of $1,072,886 or 14% from 2000 MoistureShield net sales of $7,679,048.

     Cost of goods sold increased $1,360,273 from $22,849,366 in 2000 to $24,209,639 in 2001. However, as a percent of net sales, cost of goods sold decreased 10.1% in 2001, from 82.5% in 2000 to 72.4% in 2001. All three major cost components of cost of goods sold decreased as a percent of sales; raw materials decreased 3.4%, direct labor decreased 2.0%, and manufacturing overhead decreased 4.7%. In 2001, the Company started the year with a program to reduce its manufacturing costs and it was successful. The following manufacturing expenses were reduced by a total of 4.2%, or $720,142, as compared to 2000: repair and maintenance, tooling, leases/rents, supplies, fuel and oil, and waste disposal. A summary of the cost of goods sold is presented below.

     Significant cost categories are as follows:

EXPENSE CATEGORY                                                 2001          2000*
----------------                                              -----------   -----------
Payroll and payroll taxes...................................  $ 7,826,023   $ 7,142,718
Depreciation................................................    2,668,447     2,333,649
Raw materials...............................................    7,850,884     7,452,625
Other.......................................................    5,864,285     5,920,374
                                                              -----------   -----------
Total cost of goods sold....................................  $24,209,639   $22,849,366
                                                              ===========   ===========

---------------

* Amounts for "Payroll and payroll taxes" and "Other" have been reclassified from the prior year's presentation to compare to the current year presentation for these cost categories.

     Selling and administrative expenses, excluding litigation expense of $882,644, increased $791,000 to $6.75 million in 2001, up from $5.96 million in 2000. Including litigation expense, the increase was $1,673,934 to $7,632,764 in 2001 from $5,958,830 in 2000. As a percent of sales, selling and administrative expenses increased 1.3% from 2000 to 2001. Excluding the litigation percent increase, the following expenses increased as a percent of sales: salaries, commissions, advertising and promotion, and travel and entertainment. The increase in selling and administrative expenses was directly attributable to increased decking sales. All of these expenses related to the buildup of the sales staff and developmental and marketing expenses for the build up of the brand awareness of ChoiceDek in conjunction with Weyerhaeuser.

     The operating profit for 2001 was $1,580,556, up from an operating loss of $1,100,705 in 2000, a $2.7 million improvement and a significant turnaround over prior periods. The profit was attained by reducing operating costs, even as selling and administrative expenses increased. Net interest increased to $995,384 in 2001 up $179,568 from $815,816 in 2000.

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

     The Springdale, Arkansas plant recorded a net profit of $607,488 in 2001 as compared to a net loss of $1,535,344 in 2000. This is a positive change of $2,142,832. The earnings improvement resulted from efficiencies implemented in operations and the increase in sales volume while holding expenses at a slower growth rate than the sales increase, and, as previously mentioned, the programs to reduce manufacturing overhead expenses which resulted in a savings of $499,412 in 2001.

     The net profit for 2001, the first profitable year in the history of the Company, was $312,864. This compares to a net loss in 2000 of $2,206,521, or an increase in earnings of $2,519,385 over last year.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had a working capital deficit of $6,557,943 compared to a working capital deficit of $4,535,600 at December 31, 2001. The Company expended approximately $6 million on capital expansion during 2002, primarily for improving our equipment at both production facilities in the areas of extrusion, raw material processing and plastic production. The increase in the working capital deficit is primarily attributable to the Company's payout for its legal settlement and its decision to finance its ongoing expansion from cash flow and short-term loans. Of such deficit, involving total current liabilities of approximately $29.3 million as of December 31, 2002, $16.5 million was for bonds payable, which is currently escrowed and offset by a $16.5 million restricted bond escrow fund, $4.0 million was to the Company's major shareholder or companies controlled by her, $2.1 million was in short term bridge loans, $1.7 million was for miscellaneous accrued liabilities, and approximately $4.7 million was in payables. The $6.5 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to issue short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. The Company generated sufficient cash flow to more than cover debt service. Cash flow available for debt service for the year ended December 31, 2002, was approximately $5.5 million, up from $4.5 million for the year ended December 31, 2001.

     The Company closed a $16.5 million tax-exempt bond financing during the fourth quarter of 1999, which was intended to refinance existing obligations, shift construction and expansion related accounts payable into long-term financing and provide additional financing of capital expenditures. The bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the bonds were repurchased by the bondholder and a new reset date of October 13, 2001 was established. Just prior to that date, the tragedy of September 11, 2001 occurred, and the bond markets were unsettled. While we were seeking to remarket the bonds, we continued to invest additional short-term funds into the Company, and used our cash flow to continue to grow and expand our production capabilities. The bonds are currently due to reset on April 16, 2003. The terms and covenants of the bonds in regard to the Company's financing needs are being reexamined and negotiated with potential buyers. The final reset date for the issuance of the bonds is October 16, 2003. At that time, the bonds will have to be repurchased and retired. Currently, due to the circumstances in the Industrial Revenue Bond market, the slowing economy, low interest rates and the uncertainty concerning Iraq and the Middle Eastern region, it is questionable if the bonds will be rolled over past October 16, 2003, or if alternative financing at more competitive rates can be acquired. Therefore, the bonds could be repurchased with its escrowed funds and retired on October 16, 2003. If the bonds are retired, we will have to take a one-time write-off of approximately $1.09 million for costs associated with the initial marketing of the bonds and the rollover attempts to reissue the bonds over the past four years. Because of our increased productive capacity, strong customer commitments and the ability to generate sufficient cash flow to cover debt service, we are evaluating several financing alternatives for $21 million of non-bond resources to continue our expansion and to refinance some of our short-term debt. This financing could allow us to complete the projects that are underway in a more timely manner and commence additional projects.

     Cash decreased $251,236 in 2002. Significant components of that decrease were: (i) cash provided by operating activities of $4,872,146, which consisted of the net income for the period of $915,250 increased by depreciation and amortization of $3,097,697 and increased by other sources of cash of $859,199;
(ii) cash used in investing activities of $4,837,311, and (iii) cash used in financing activities of $286,071. Payments on notes during the period were $769,302, and proceeds from the issuances of notes amounted to $1,415,000. At December 31, 2002, the Company had bonds and notes payable in the amount of $24,783,567, of which $20,715,357 was current bonds and notes payable and the current portion of long-term debt. Of the current bonds and notes payable, $3,822,463 or 18% was to Marjorie S. Brooks, a major shareholder, and other investors closely associated with the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no material exposures relating to its long-term debt, due to all of the Company's long-term debt bearing interest at fixed rates. See Note 4 to the financial statements for a discussion of the Company's debt. The Company depends on the market for favorable long-term mortgage rates to help generate sales of its product to its customers for use in the residential construction industry. Should mortgage rates increase substantially, the Company could be impacted by a reduction in the residential construction industry. Important raw materials purchased by the Company are recycled plastic and wood fiber, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its suppliers on a term basis.

FORWARD-LOOKING INFORMATION

     An investment in the Company's securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice in analyzing this Company. In addition, this Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as "believes," "anticipates," "expects", "estimates," "should," "may," "will" and similar expressions, represent the Company's expectations or beliefs concerning future events. Numerous assumptions, risks and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Prospective purchasers of the Company's securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

     The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, not breaking the bonds from escrow, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' plants, machinery, or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosures with accountants during the quarter ended December 31, 2002. There was a change in accountants on March 4, 2002. See Forms 8K and 8-K/A filed with the SEC in March 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

NAME                                         AGE                    POSITION
----                                         ---                    --------
Joe G. Brooks..............................  47    Chairman of the board of directors,
                                                   co-chief executive officer and president
Sal Miwa...................................  46    Vice-chairman of the board of directors
Stephen W. Brooks..........................  46    Co-chief executive officer and director
J. Douglas Brooks..........................  43    Executive vice-president
Jim Precht.................................  57    Executive vice-president -- sales and
                                                   marketing
Marjorie S. Brooks.........................  67    Secretary, treasurer and director
Edward J. Lysen............................  65    Chief financial officer
Jerry B. Burkett...........................  46    Director
Michael M. Tull............................  48    Director
Samuel L. "Tony" Milbank...................  62    Director
Delbert E. "Pete" Allen, Jr. ..............  61    Director
Melinda Davis..............................  60    Director

     The Company's board of directors elected JOE G. BROOKS as its chairman and the Company's co-chief executive officer in December 1998, and he has served as president since February 2000. Mr. Brooks has previously served as president and has been a director since the Company's inception in December 1988. He was also previously chairman and CEO from inception until August 1993. He was a member of Clean Texas 2000, appointed by then Governor George W. Bush in 1995.

     In December 1998, the Company's board of directors elected SAL MIWA as its vice-chairman. Mr. Miwa also served as chairman of the board between December 1995 and December 1998. He has been an outside director of the Company since January 1994. From 2000 to present, Mr. Miwa has been COO and director of RealRead Inc., an online document service company located in New York, New York. From 1995 to 2000, he was CEO/President of Seiwa Optical America Corp., importer/distributor of electronic and optical components for Semiconductor industry. For more than 20 years Mr. Miwa has been engaged in various international businesses and serves on boards of several closely held family businesses around the world. He received his master's degree in Aerospace Engineering from the Massachusetts Institute of Technology.

     The Company's board of directors elected STEPHEN W. BROOKS as co-chief executive officer in December 1998. Mr. Brooks has served as its chief executive officer and has been a director since January 1996. Mr. Brooks was appointed CEO and chairman of the board of Razorback Farms, Inc. in January 1996. Razorback Farms is

Springdale, Arkansas based firm that specializes in vegetables processing. Mr. Brooks also serves on the board of the Ozark Food Processors Association.

     J. DOUGLAS BROOKS has served as executive vice-president, served on the Executive Committee since December 1998 and is in charge of raw material processing, research and development (R&D) and sourcing. Mr. Brooks was vice-president of Plastics from 1995 through 1998, was previously project manager for AERT's polyethylene recycling program with The Dow Chemical Company, and is a joint inventor on several of AERT's process patents for recycling polyethylene film for composites.

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

     JERRY B. BURKETT was appointed a director to the board of directors of the Company in May 1993. Mr. Burkett has been a rice and grain farmer since 1979 and has been a principal in other closely held businesses. He is the past president of the Arkansas County Farm Bureau. In April 2002, Mr. Burkett was elected to serve as a director of the Ag Heritage Farm Credit Services board.

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

     SAMUEL L. "TONY" MILBANK was elected to the board of directors in July 2000. From 1997 to the present, Mr. Milbank has been a managing director of Zanett Securities Corporation, an investment advisory company focusing on small and microcap companies. From 1992 to 1996, Mr. Milbank was a senior vice-president and sales manager with Lehman Brothers, Inc. in New York, where he managed a team that provided interest rate and currency risk management for central banks and other official institutions. From 1973 to 1992, Mr. Milbank worked with Salomon Brothers, Inc. as a director and manager of the international department. Since 1990, Mr. Milbank has served as chairman of Milbank Memorial Fund, a private operating foundation (established in 1905), concerned with environmental and public health issues. He has a BS from Columbia University and a MBA in Finance from The Amos Tuck School of Business Administration at Dartmouth College.

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

     The compensation and stock option committee consists of Samuel L. "Tony" Milbank (chairman), Marjorie S. Brooks and Michael M. Tull. The compensation and stock option committee establishes and administers the Company's compensation and stock option plans on behalf of the board of directors and approves stock options granted thereunder.

     The executive committee consists of three board members with Delbert E. "Pete" Allen, Jr. (chairman), Melinda Davis and Stephen W. Brooks and two executive management members of J. Douglas Brooks and Alford Drinkwater. The executive committee establishes corporate policies, manpower, technology, cost accounting and day-to-day operations of the Company.

     The litigation committee consists of Joe G. Brooks (chairman), Sal Miwa and Jerry B. Burkett. The litigation committee establishes and administers the Company's litigation plans on behalf of the board of directors.

     The nominating committee consists of Michael M. Tull (chairman) and Samuel
L. "Tony" Milbank. The nominating committee evaluates the efforts of AERT and board of directors to maintain effective corporate governance practices. The committee identifies candidates for election to the board of directors.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Non-employee directors do not receive cash compensation for serving on the Company's board of directors, however; such persons are reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Directors are paid long-term compensation in the form of stock option grants under the Company's Non-Employee Director Stock Option Plan. Such plan provides for annual grants of options to purchase 25,000 shares of Class A common stock at the fair market value of said stock on the date of such grant.

     The following table sets forth the aggregate cash compensation paid by the Company during the three years ended December 31, 2002, to each executive officer of the Company whose aggregate cash compensation in 2002 exceeded $100,000, and to the chief executive officers.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION   LONG-TERM COMPENSATION AWARDS
                                                         -------------------   -----------------------------
NAME AND                                                 SALARY       BONUS        SECURITIES UNDERLYING
PRINCIPAL POSITION                                YEAR     ($)         ($)            OPTIONS/SARS(#)
------------------                                ----   -------      ------   -----------------------------
Stephen W. Brooks...............................  2002         0           0                    0
  Co-CEO                                          2001         0           0                    0
                                                  2000         0           0                    0
Joe G. Brooks...................................  2002   201,154      51,500                    0
  Co-CEO                                          2001   105,000           0                    0
                                                  2000   105,000           0                    0
J. Douglas Brooks...............................  2002    82,769      17,500                    0
  Executive Vice President                        2001    77,404           0                    0
                                                  2000    75,000           0                    0
Jim Precht......................................  2002    49,500(a)   68,915                    0
  Executive Vice President                        2001    45,375(a)   30,000              400,000
                                                  2000       n/a         n/a                  n/a

---------------

(a) There is an agreement between AERT and Weyerhaeuser where each pays one-half of Mr. Precht's annual salary. The above accounts for AERT's portion of the annual salary

          AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2002
                     AND OPTION VALUES AT DECEMBER 31, 2002

                                                                     NUMBER OF SECURITIES
                                            SHARES                        UNDERLYING             VALUE OF UNEXERCISED
                                           ACQUIRED      VALUE      UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                                          ON EXERCISE   REALIZED     DECEMBER 31, 2002(#)        DECEMBER 31, 2002($)
NAME                                          (#)         ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                                      -----------   --------   -------------------------   -------------------------
Stephen W. Brooks.......................       0           0               550,000/0                   321,300/0
Joe G. Brooks...........................       0           0               246,667/0                   161,625/0

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2002, regarding shares outstanding and available for issuance under the Company's existing stock option plans.

                                                                                                     NUMBER OF
                                                                                                    SECURITIES
                                                                                                     REMAINING
                                                 NUMBER OF                                         AVAILABLE FOR
                                             SECURITIES TO BE             WEIGHTED-               FUTURE ISSUANCE
                                                ISSUED UPON                AVERAGE                 UNDER EQUITY
                                                EXERCISE OF             EXERCISE PRICE             COMPENSATION
                                                OUTSTANDING             OF OUTSTANDING           PLANS (EXCLUDING
                                                 OPTIONS,                  OPTIONS,                 SECURITIES
                                               WARRANTS AND              WARRANTS AND              REFLECTED IN
PLAN CATEGORY                                     RIGHTS                    RIGHTS                  COLUMN (a))
-------------                             -----------------------   ----------------------   -------------------------
                                                    (a)                      (b)                        (c)
Equity compensation plans approved by
  security holders......................         5,667,630                  $1.00                     402,205
Equity compensation plans not approved
  by security holders...................                --                     --                          --
                                                 ---------                  -----                     -------
Total...................................         5,667,630                  $1.00                     402,205
                                                 =========                  =====                     =======

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of December 31, 2002, certain information with regard to the beneficial ownership of the Company's capital stock by each holder of 5% or more of the outstanding stock, by each director of the Company, and by all officers and directors as a group:

NAME AND ADDRESS                       TITLE OF     NUMBER OF SHARES OF   PERCENTAGE OF CLASS      PERCENTAGE OF
OF BENEFICIAL OWNER                    CLASS(1)       COMMON STOCK(2)     OUTSTANDING(2)(15)    VOTING POWER(2)(16)
-------------------                   -----------   -------------------   -------------------   -------------------
Marjorie S. Brooks..................  Class A           11,570,410(3)            23.2%                  27.5%
  P. O. Box 1237                      Class B              837,588(4)            57.2%
  Springdale, AR 72765                Preferred --
                                      Series A                 425(5)            15.4%
                                      Series B                 400(5)            14.5%
Joe G. Brooks.......................  Class A              938,397(6)             1.9%                   3.9%
  P. O. Box 1237                      Class B              284,396               19.4%
  Springdale, AR 72765
J. Douglas Brooks...................  Class A              935,573(7)             1.9%                   2.6%
  P. O. Box 1237                      Class B              131,051                8.9%
  Springdale, AR 72765
Jerry B. Burkett....................  Class A              240,000(8)               *                      *
  P. O. Box 1237                      Class B               33,311                2.3%
  Springdale, AR 72765
Sal Miwa............................  Class A              481,963(9)             1.0%                     *
  P. O. Box 1237
  Springdale, AR 72765
Stephen W. Brooks...................  Class A              846,112(10)            1.7%                   2.1%
  P. O. Box 1237                      Class B               89,311                6.1%
  Springdale, AR 72765
Delbert E. "Pete" Allen, Jr. .......  Class A            1,008,900(11)            2.0%                   1.7%
  P. O. Box 1237
  Springdale, AR 72765

NAME AND ADDRESS                       TITLE OF     NUMBER OF SHARES OF   PERCENTAGE OF CLASS      PERCENTAGE OF
OF BENEFICIAL OWNER                    CLASS(1)       COMMON STOCK(2)     OUTSTANDING(2)(15)    VOTING POWER(2)(16)
-------------------                   -----------   -------------------   -------------------   -------------------
Melinda Davis.......................  Class A               85,800(12)              *                      *
  P. O. Box 1237                      Preferred --
  Springdale, AR 72765                Series A                  80                2.9%
Michael M. Tull.....................  Class A              220,413(13)              *                    2.0%*
  P. O. Box 1237                      Preferred --
  Springdale, AR 72765                Series B                 400               13.8%
Samuel L. "Tony" Milbank............  Class A              548,749(14)            1.1%                     *
  P. O. Box 1237                      Preferred --
  Springdale, AR 72765                Series A                  15                  *
Officers and directors..............  Class A           16,876,317               33.8%                  42.2%
  as a group (nine persons)           Class B            1,375,657               93.9%
                                      Preferred --
                                      Series A                 520               18.8%
                                      Series B                 800               29.0%

---------------

  *  Less than 1%

 (1) The Class B common stock is substantially identical to the Class A common stock, except that each share of Class B common stock has five votes per share and each share of Class A common stock has one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock. Each share of Preferred Stock is convertible at the lower of $1.20 and the ten-trading day average of the Company's Class A common stock, and would be convertible into 833 shares of Class A common stock, based upon the trading price prevailing at December 31, 2002. The Series B Preferred Stock (900 shares) has voting rights of 2,500 votes per share. No other Preferred Stock carries any voting rights.

 (2) Beneficial ownership of shares was determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and included shares underlying outstanding warrants and options which the named individual had the right to acquire within sixty days (March 1, 2003) of December 31, 2002.

 (3) Includes 2,837,148 shares owned directly, 693,057 in trusts or corporations controlled by Mrs. Brooks, 1,150,000 shares issuable upon exercise of stock options, 3,000 shares issuable upon exercise of bonus warrants, 325,000 shares issuable upon exercise of Class C Warrants, 3,974,080 shares issuable upon exercise of Class F and Class G Warrants issued in connection with a private placement of Class A common stock in May of 1994, 1,771,792 shares issuable upon exercise of Class H Warrants, 323,000 shares issuable upon exercise of Series X and Y warrants owned directly and 493,333 shares issuable upon exercise of Series X and Series Y Warrants owned indirectly through two corporations controlled by Mrs. Brooks.

 (4) Includes 403,946 shares owned directly by Mrs. Brooks and 433,642 shares owned by two corporations controlled by Mrs. Brooks. (Razorback Farms, Inc. is the record owner of 312,320 shares and SMF is the record owner of 121,322 shares, representing approximately 21.3% and 8.3%, respectively, of the Class B common stock). Excludes additional shares owned by adult children of Mrs. Brooks, including Joe G. Brooks, Stephen W. Brooks and J. Douglas Brooks, as to which she disclaims a beneficial interest.

 (5) Includes 425 shares of Series A preferred stock owned directly and 400 shares of Series B Preferred Stock owned indirectly by Mrs. Brooks. Razorback Farms, Inc. is the record owner of 165 shares. Brooks Investment Company is the record owner of 235 shares.

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

 (7) Includes 313,212 shares owned directly, 84,741 shares owned indirectly, 7,620 shares issuable upon exercise of bonus warrants and 530,000 shares issuable upon exercise of stock options.

 (8) Includes 13,000 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett and 215,000 shares issuable upon exercise of stock options.

 (9) Includes 3,000 shares owned directly and 478,963 shares issuable upon exercise of stock options.

(10) Includes 296,112 shares owned directly and 550,000 shares issuable upon exercise of stock options.

(11) Includes 438,590 shares owned directly, 350,936 shares owned indirectly, 160,000 Bonus warrants owned directly, 34,374 Bonus warrants owned indirectly, and 25,000 stock options.

(12) Represents 25,000 shares issuable upon exercise of stock options and 60,800 shares issuable upon exercise of Series X and Series Y warrants.

(13) Includes 120,413 shares owned directly and 100,000 shares issuable upon exercise of stock options.

(14) Includes 337,562 shares owned directly, 112,697 shares issuable upon exercise of Series X Warrants, 41,604 shares issuable upon exercise of Series Y Warrants, 31,886 shares issuable upon exercise of Class I Warrants, and 25,000 shares issuable upon exercise of stock options.

(15) Class A common stock beneficial ownership is calculated based on 49,891,564 shares outstanding as of December 31, 2002, which includes 21,560,252 shares which may be acquired through the exercise of outstanding options and warrants within 60 days of December 31, 2002. Class B common stock beneficial ownership is calculated based on 1,465,530 shares outstanding on December 31, 2002. Preferred stock beneficial ownership is calculated based on 2,760 shares outstanding on December 31, 2002.

(16) Calculated based on 61,019,214 shares outstanding on December 31, 2002, which includes voting rights on all classes of stock, options and warrants which can be acquired within 60 days of December 31, 2002.

     At December 31, 2002, there were 28,331,312 shares of Class A common stock and 1,465,530 shares of Class B common stock issued and outstanding. The previous table sets forth those directors, officers and 5% shareholders, as a group, beneficially owned shares representing approximately 42.2% of the votes entitled to be cast upon matters submitted to a vote of the Company's stockholders, and Marjorie S. Brooks and corporations controlled by her beneficially owned shares representing approximately 27.5% of the votes entitled to be cast and may be in a position to control the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2002, the Company had an agreement with an affiliate, Brooks Investment Co., controlled by Marjorie S. Brooks whereby the Company agreed to transfer certain of its trade receivables as collateral, which Brooks Investment Co. deemed acceptable, up to $2.5 million at any one time. Upon acceptance of a transfer of a receivable, the Brooks Investment Co. remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, the Company remitted to the Brooks Investment Co. 0.8% of the receivable as a factoring charge, and the additional 14.2% of the receivable was remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. The Company indemnified the Brooks Investment Co. for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 2002, the Company transferred an aggregate of approximately $42.8 million in receivables under this agreement, of which $2.3 million remained to be collected as of December 31, 2002. During 2001 and 2000, the Company transferred an aggregate of approximately $34 million and $28.2 million, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $343,752, $517,349 and $470,794 associated with the factoring agreement were included in selling and administrative costs at December 31, 2002, 2001 and 2000, respectively.

     At December 31, 2002, accounts payable-related parties included advances on factored receivables of approximately $2.0 million and $300,000 relating to other items owed to related parties.

ITEM 14. CONTROLS AND PROCEDURES

     Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Edward J. Lysen, have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Annual Report on Form 10-K. Such review was conducted during the week ended March 15, 2003. Based upon their review, these executive officers have concluded that we have an effective system of internal controls and an effective means for timely communication of information required to be disclosed in this Report. Since March 15, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                                         ADVANCED ENVIRONMENTAL RECYCLING
                                         TECHNOLOGIES, INC.

                                         By:       /s/ JOE G. BROOKS
                                           -------------------------------------
                                                      Joe G. Brooks,
                                           Chairman, Co-Chief Executive Officer
                                                       and President

                                         By:      /s/ EDWARD J. LYSEN
                                           -------------------------------------
                                                     Edward J. Lysen,
                                              Chief Financial and Accounting
                                                           Officer

Date: April 11, 2003

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

                    SIGNATURE                                           TITLE                           DATE
                    ---------                                           -----                           ----

                /s/ JOE G. BROOKS                           Chairman of the board, co-CEO          April 11, 2003
 ------------------------------------------------                   and president
                  Joe G. Brooks


                   /s/ SAL MIWA                              Vice-chairman of the board            April 11, 2003
 ------------------------------------------------
                     Sal Miwa


              /s/ STEPHEN W. BROOKS                                    Co-CEO                      April 11, 2003
 ------------------------------------------------
                Stephen W. Brooks


              /s/ MARJORIE S. BROOKS                      Secretary, treasurer and director        April 11, 2003
 ------------------------------------------------
                Marjorie S. Brooks


               /s/ JERRY B. BURKETT                                   Director                     April 11, 2003
 ------------------------------------------------
                 Jerry B. Burkett


               /s/ MICHAEL M. TULL                                    Director                     April 11, 2003
 ------------------------------------------------
                 Michael M. Tull


           /s/ SAMUEL L. "TONY" MILBANK                               Director                     April 11, 2003
 ------------------------------------------------
             Samuel L. "Tony" Milbank


         /s/ DELBERT E. "PETE" ALLEN, JR.                             Director                     April 11, 2003
 ------------------------------------------------
           Delbert E. "Pete" Allen, Jr.


                /s/ MELINDA DAVIS                                     Director                     April 11, 2003
 ------------------------------------------------
                  Melinda Davis

                                 CERTIFICATION

I, Joe G. Brooks, the chairman, co-chief executive officer, and president, certify that:

     1. I have reviewed this annual report on Form 10-K of Advanced Environmental Recycling Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ JOE G. BROOKS
                                         ---------------------------------------
                                                      Joe G. Brooks
                                              Chairman, Co-Chief Executive
                                                 Officer, and President

Dated: April 11, 2003

                                 CERTIFICATION

I, Stephen W. Brooks, the co-chief executive officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Advanced Environmental Recycling Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ STEPHEN W. BROOKS
                                         ---------------------------------------
                                                    Stephen W. Brooks
                                               Co-Chief Executive Officer

Dated: April 11, 2003

                                 CERTIFICATION

I, Edward J. Lysen, the chief financial officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Advanced Environmental Recycling Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ EDWARD J. LYSEN
                                         ---------------------------------------
                                                     Edward J. Lysen
                                                 Chief Financial Officer

Dated: April 11, 2003

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Independent Auditors' Report..............................   F-2
  Balance Sheets............................................   F-3
  Statements of Operations..................................   F-4
  Statements of Stockholders' Equity........................   F-5
  Statements of Cash Flows..................................   F-6
                                                              F-7-
  Notes to Financial Statements.............................  F-27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Advanced Environmental Recycling Technologies, Inc.

     We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Advanced Environmental Recycling Technologies, Inc. for the year ended December 31, 2000, were audited by other auditors who have ceased operations and whose report dated March 30, 2001, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Fayetteville, Arkansas
March 14, 2003, except for Note 12 as to the subsequent event, which the date is April 8, 2003

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash......................................................  $    504,365   $    755,601
  Restricted bond escrow fund...............................    16,565,549     16,603,068
  Accounts receivable, net of allowance of $98,207 at
    December 31, 2002 and $71,849 at December 31, 2001......     2,635,960      3,278,473
  Inventories...............................................     2,684,336      2,232,712
  Prepaid expenses..........................................       343,409        195,257
                                                              ------------   ------------
         Total current assets...............................    22,733,619     23,065,111
                                                              ------------   ------------
Land, buildings and equipment:
  Land......................................................       889,528        889,528
  Buildings and leasehold improvements......................     1,615,288      1,468,525
  Machinery and equipment...................................    24,400,913     19,744,082
  Transportation equipment..................................       548,959        439,673
  Office equipment..........................................       645,012        467,471
  Construction in progress..................................     1,649,937        831,193
                                                              ------------   ------------
                                                                29,749,637     23,840,472
Less accumulated depreciation...............................    15,223,727     12,366,249
                                                              ------------   ------------
Net land, buildings and equipment...........................    14,525,910     11,474,223
                                                              ------------   ------------
Other assets, at cost less accumulated amortization of
  $385,881 at December 31, 2002 and $357,308 at December 31,
  2001......................................................     2,076,419      1,853,737
                                                              ------------   ------------
                                                              $ 39,335,948   $ 36,393,071
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable -- trade.................................  $  4,663,220   $  4,113,105
  Accounts payable -- related parties.......................     2,234,699      3,290,847
  Current maturities of long-term debt......................       312,050        313,182
  Accrued liabilities.......................................     1,678,286        868,000
  Notes payable -- related parties..........................     1,928,833        513,833
  Notes payable -- other....................................     1,974,474      2,001,744
  Bonds payable.............................................    16,500,000     16,500,000
                                                              ------------   ------------
         Total current liabilities..........................    29,291,562     27,600,711
                                                              ------------   ------------
Long-term debt, less current maturities.....................     4,068,210      4,303,202
                                                              ------------   ------------
Accrued premium on convertible preferred stock..............       214,709        290,404
                                                              ------------   ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized, 2,900 shares issued, and 2,760 and 2,900
    shares outstanding at December 31, 2002 and 2001,
    respectively............................................         2,760          2,900
  Class A common stock, $.01 par value; 75,000,000 shares
    authorized; 28,331,312 and 27,167,774 shares issued and
    outstanding at December 31, 2002 and 2001,
    respectively............................................       283,313        271,678
  Class B convertible common stock, $0.01 par value;
    7,500,000 shares authorized; 1,465,530 shares issued and
    outstanding at December 31, 2002 and 2001...............        14,655         14,655
    Warrants outstanding; 16,590,122 at December 31, 2002
     and 17,298,501 at December 31, 2001....................     7,824,206      8,203,154
    Additional paid-in capital..............................    23,825,504     22,810,588
    Accumulated deficit.....................................   (26,188,971)   (27,104,221)
                                                              ------------   ------------
         Total stockholders' equity.........................     5,761,467      4,198,754
                                                              ------------   ------------
         Total liabilities and stockholders' equity.........  $ 39,335,948   $ 36,393,071
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
Net sales...................................................  $41,415,466   $33,422,959   $27,707,491
Cost of goods sold..........................................   29,800,939    24,209,639    22,849,366
                                                              -----------   -----------   -----------
Gross margin................................................   11,614,527     9,213,320     4,858,125
Selling and administrative costs............................    7,936,473     7,632,764     5,958,830
Legal settlement............................................    1,100,000            --            --
Research and development....................................      220,354            --            --
                                                              -----------   -----------   -----------
                                                                9,256,827     7,632,764     5,958,830
                                                              -----------   -----------   -----------
Operating income (loss).....................................    2,357,700     1,580,556    (1,100,705)
Other income (expense)
  Gain (loss) on disposition of equipment...................     (134,413)       17,692            --
  Interest income...........................................      321,955       906,736       960,048
                                                              -----------   -----------   -----------
  Interest expense..........................................   (1,351,909)   (1,902,120)   (1,775,864)
                                                              -----------   -----------   -----------
                                                               (1,164,367)     (977,692)     (815,816)
Income (loss) before accrued premium on preferred stock.....    1,193,333       602,864    (1,916,521)
Accrued premium on preferred stock..........................     (278,083)     (290,000)     (290,000)
                                                              -----------   -----------   -----------
Net income (loss) applicable to common stock................  $   915,250   $   312,864   $(2,206,521)
                                                              ===========   ===========   ===========
Income (loss) per share of common stock (Basic).............  $      0.03   $      0.01   $     (0.08)
                                                              ===========   ===========   ===========
Income (loss) per share of common stock (Diluted)...........  $      0.02   $      0.01   $     (0.08)
                                                              ===========   ===========   ===========
Weighted average number of common shares outstanding
  (Basic)...................................................   29,516,768    27,565,825    26,059,013
                                                              ===========   ===========   ===========
Weighted average number of common shares outstanding
  (Diluted).................................................   42,665,451    37,176,751    26,059,013
                                                              ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             CLASS A                CLASS B
                                    PREFERRED STOCK       COMMON STOCK           COMMON STOCK        WARRANTS OUTSTANDING
                                    ---------------   ---------------------   -------------------   -----------------------
                                    SHARES   AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT      SHARES       VALUE
                                    ------   ------   ----------   --------   ---------   -------   ----------   ----------
Balance -- December 31, 1999......  2,900    $2,900   24,251,497   $242,515   1,465,530   $14,655
                                    -----    ------   ----------   --------   ---------   -------   ----------   ----------
Exercise of stock options.........     --       --       465,000      4,650          --        --           --           --
Exercise of Class H Warrants......     --       --       228,208      2,282          --        --           --           --
Exercise of Class J Warrants......     --       --       100,000      1,000          --        --           --           --
Exercise of Placement Warrants....     --       --       129,574      1,296          --        --           --           --
Issuance of stock in payment of
  debt acquisition expenses.......     --       --       150,000      1,500          --        --           --           --
Issuance of stock in payment of
  debt............................     --       --       150,000      1,500          --        --           --           --
Compensation expense on
  non-employee options............     --       --            --         --          --        --           --           --
Issuance of shares in payment of
  accrued premium on preferred
  stock...........................     --       --       281,042      2,810          --        --           --           --
Net loss applicable to common
  stock...........................     --       --            --         --          --        --           --           --
                                    -----    ------   ----------   --------   ---------   -------   ----------   ----------
Balance -- December 31, 2000......  2,900    $2,900   25,755,321   $257,553   1,465,530   $14,655           --           --
Issuance of shares in payment of
  accrued premium on preferred
  stock...........................     --       --       358,239      3,582          --        --
Issuance of stock in payment of
  interest........................     --       --       409,114      4,092          --        --
Exercise of stock options.........     --       --        75,000        750          --        --
Warrants outstanding recorded due
  to the adoption of EITF 00-19...                                                                  17,818,601    8,419,345
Exercise of Class J Warrants......     --       --       150,000      1,500          --        --     (100,000)     (38,241)
Exercise of Class K Warrants......     --       --       150,000      1,500          --        --     (150,000)     (27,663)
Exercise of Class I Warrants......     --       --        45,616        456          --        --      (45,616)     (24,040)
Exercise of Consulting Warrants...     --       --       199,334      1,993          --        --     (199,334)    (112,166)
Exercise of Placement Warrants....                        25,150        252          --        --      (25,150)     (14,081)
Net income applicable to common
  stock...........................     --       --            --         --          --        --           --           --
                                    -----    ------   ----------   --------   ---------   -------   ----------   ----------
Balance -- December 31, 2001......  2,900    $2,900   27,167,774   $271,678   1,465,530   $14,655   17,298,501   $8,203,154
Issuance of shares in payment of
  accrued premium on preferred
  stock...........................     --       --       338,492      3,385          --        --           --           --
Conversion of preferred stock.....   (140)    (140)      116,667      1,166          --        --           --           --
Exercise of Series X Warrants.....     --       --         1,000         10          --        --       (1,000)        (531)
Exercise of Class I Warrants......     --       --        95,107        951          --        --      (95,107)     (43,328)
Exercise of Consulting Warrants...     --       --       416,667      4,167          --        --     (416,667)    (225,631)
Exercise of Placement Warrants....     --       --       195,605      1,956          --        --     (195,605)    (109,458)
Net income applicable to common
  stock...........................     --       --            --         --          --        --           --           --
                                    -----    ------   ----------   --------   ---------   -------   ----------   ----------
Balance -- December 31, 2002......  2,760    $2,760   28,331,312   $283,313   1,465,530   $14,655   16,590,122   $7,824,206
                                    =====    ======   ==========   ========   =========   =======   ==========   ==========


                                    ADDITIONAL
                                      PAID-IN     ACCUMULATED
                                      CAPITAL       DEFICIT        TOTAL
                                    -----------   ------------   ----------
Balance -- December 31, 1999......  $28,459,192   $(25,210,564)  $3,508,698
                                    -----------   ------------   ----------
Exercise of stock options.........      275,559             --      280,209
Exercise of Class H Warrants......       97,718             --      100,000
Exercise of Class J Warrants......       49,000             --       50,000
Exercise of Placement Warrants....       47,295             --       48,591
Issuance of stock in payment of
  debt acquisition expenses.......      429,750             --      431,250
Issuance of stock in payment of
  debt............................      148,500             --      150,000
Compensation expense on
  non-employee options............        9,896             --        9,896
Issuance of shares in payment of
  accrued premium on preferred
  stock...........................      334,450             --      337,260
Net loss applicable to common
  stock...........................           --     (2,206,521)  (2,206,521)
                                    -----------   ------------   ----------
Balance -- December 31, 2000......  $29,851,360   $(27,417,085)  $2,709,383
Issuance of shares in payment of
  accrued premium on preferred
  stock...........................      286,418             --      290,000
Issuance of stock in payment of
  interest........................      515,906             --      519,998
Exercise of stock options.........       46,531             --       47,281
Warrants outstanding recorded due
  to the adoption of EITF 00-19...   (8,419,345)                         --
Exercise of Class J Warrants......      137,241             --      100,500
Exercise of Class K Warrants......      138,663             --      112,500
Exercise of Class I Warrants......       45,632             --       22,048
Exercise of Consulting Warrants...      184,922             --       74,749
Exercise of Placement Warrants....       23,260             --        9,431
Net income applicable to common
  stock...........................           --        312,864      312,864
                                    -----------   ------------   ----------
Balance -- December 31, 2001......  $22,810,588   $(27,104,221)  $4,198,754
Issuance of shares in payment of
  accrued premium on preferred
  stock...........................      350,393             --      353,778
Conversion of preferred stock.....       (1,026)            --           --
Exercise of Series X Warrants.....        1,721             --        1,200
Exercise of Class I Warrants......      105,258             --       62,881
Exercise of Consulting Warrants...      377,716             --      156,252
Exercise of Placement Warrants....      180,854             --       73,352
Net income applicable to common
  stock...........................           --        915,250      915,250
                                    -----------   ------------   ----------
Balance -- December 31, 2002......  $23,825,504   $(26,188,971)  $5,761,467
                                    ===========   ============   ==========

   The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2002          2001          2000
                                                        -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss) applicable to common stock........  $   915,250   $   312,864   $(2,206,521)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization....................    3,097,697     2,877,566     2,463,645
     Premium accrued on preferred stock...............      278,083       290,000       290,000
     Provision for allowances and doubtful accounts...       26,358            --        64,858
     Expenses paid through issuance of stock
       options........................................           --            --         9,896
     (Gain) loss on disposition of equipment..........      134,413       (17,692)           --
     (Increase) decrease in other assets..............      (58,594)        2,557        18,860
     Changes in current assets and current
       liabilities....................................      478,939    (2,923,581)     (679,541)
                                                        -----------   -----------   -----------
Net cash provided by (used in) operating activities...    4,872,146       541,714       (38,803)
                                                        -----------   -----------   -----------
Cash flows from investing activities:
  Purchases of land, buildings and equipment..........   (4,837,311)   (1,093,087)   (2,826,230)
                                                        -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of notes.....................    1,415,000       200,000     4,500,000
  Payments on notes...................................     (769,302)     (650,267)     (767,313)
  Increase (decrease) in outstanding advances on
     factored receivables.............................     (920,143)    1,263,573      (456,337)
  Debt acquisition costs..............................     (305,309)     (476,470)     (423,434)
  Proceeds from exercise of stock options and
     warrants, net....................................      293,683       366,509       428,573
                                                        -----------   -----------   -----------
Net cash provided by (used in) financing activities...     (286,071)      703,345     3,281,489
                                                        -----------   -----------   -----------
Increase (decrease) in cash...........................     (251,236)      151,972       416,456
Cash, beginning of period.............................      755,601       603,629       187,173
                                                        -----------   -----------   -----------
Cash, end of period...................................  $   504,365   $   755,601   $   603,629
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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  REVENUE RECOGNITION

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at time of shipment. Sales are recorded net of discounts, rebates and returns.

  STATEMENTS OF CASH FLOWS

     In order to determine net cash used in operating activities, net income
(loss) has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2002         2001         2000
                                                  ----------   -----------   ---------
Receivables.....................................  $  616,155   $(1,352,504)  $(403,459)
Inventories.....................................    (451,624)     (575,046)   (382,895)
Prepaid expenses and other......................     290,012       231,896      94,561
Accounts payable --
  Trade and related parties.....................    (785,890)   (1,319,297)   (350,833)
Accrued liabilities.............................     810,286        91,370     363,085
                                                  ----------   -----------   ---------
                                                  $  478,939   $(2,923,581)  $(679,541)
                                                  ==========   ===========   =========
Cash paid for interest..........................  $1,126,496   $ 2,323,597   $1,437,703
                                                  ==========   ===========   =========

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

    SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2002        2001        2000
                                                    ----------   --------   ----------
Notes payable for financing of insurance
  policies........................................  $  400,644   $250,116   $  186,988
Accounts/notes payable for equipment..............   1,305,264    329,899    1,348,530
Class A common stock issued in payment of debt
  acquisition costs...............................          --         --      431,250
Capital lease obligation for equipment............          --         --       25,192
Stock issued in payment of notes payable..........          --         --      200,000
Accrued premium on preferred stock paid with Class
  A common stock..................................     353,778    290,000      337,260

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

     Provision for depreciation of buildings and equipment is provided on a straight-line basis for buildings, leasehold improvements, machinery, transportation equipment and office equipment over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation expense recognized by the Company for the years ended December 31, 2002, 2001 and 2000 was approximately $3.0 million, $2.8 million and $2.3 million, respectively. Estimated useful lives are: buildings -- 5 to 19 years, leasehold improvements -- 6 years, transportation equipment -- 3 to 5 years, office equipment -- 5 years and machinery and equipment -- 3 to 8 years. The Company had $5.8 million of fully depreciated assets as of December 31, 2002.

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS supersedes FASB Statement No. 121 but retains Statement 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

     The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 144 and has determined that no impairment loss was required as of December 31, 2002. Such assessment required the Company to make certain estimates of future production volumes, costs, sales volumes and prices, which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's Springdale and Junction manufacturing facilities. The Company's estimates of these factors are based upon management's belief that future production volumes will significantly increase over previous

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

historical production levels achieved by the Company's manufacturing facilities and that future production costs per unit will also decrease below previous historical cost levels. Actual performance could materially differ from these estimates.

  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at December 31:

                                                                 2002         2001
                                                              ----------   ----------
Raw materials...............................................  $2,090,807   $1,221,419
Work in process.............................................     307,775      639,907
Finished goods..............................................     285,754      371,386
                                                              ----------   ----------
                                                              $2,684,336   $2,232,712
                                                              ==========   ==========

  OTHER ASSETS

     At December 31, 2002 and 2001, respectively, other assets consisted primarily of debt acquisition costs in the amount of $1,750,422 and $1,557,761, net, which are amortized over the term of the related debt, and the costs for the preparation of patent applications of $207,306 and $235,879, net, which are amortized using the straight-line method over 17 years.

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

  ACCOUNTS RECEIVABLE

     Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Trade accounts are stated at the amount management expects to collect from outstanding balances. Delinquency fees are not assessed. Payments of accounts receivable are allocated to the specific invoices identified on the customers' remittance advice.

     Accounts receivable are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 60 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

  EARNINGS PER SHARE

     The Company calculates and discloses earnings per share (EPS) in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     In computing Diluted EPS, only potential common shares that are dilutive -- those that reduce earnings per share or increase loss per share -- are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations and a net loss for the year ended December 31, 2000. Therefore, Basic EPS and Diluted EPS are computed in the same manner for that year.

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
Net income (loss) applicable to common stock
  (A).........................................  $   915,250   $   312,864   $(2,206,521)
                                                ===========   ===========   ===========
Assumed exercise of stock options and
  warrants....................................   20,821,319    19,026,734            --
Application of assumed proceeds toward
  repurchase of stock at average market
  price.......................................   (7,672,636)   (9,415,808)           --
                                                -----------   -----------   -----------
Net additional shares issuable................   13,148,683     9,610,926            --
                                                ===========   ===========   ===========
Adjustment of shares outstanding:
  Weighted average common shares
     outstanding..............................   29,516,768    27,565,825    26,059,013
  Net additional shares issuable..............   13,148,683     9,610,926            --
                                                -----------   -----------   -----------
  Adjusted shares outstanding (B).............   42,665,451    37,176,751    25,059,013
                                                ===========   ===========   ===========
Net income (loss) per common share -- Diluted
  (A) divided by (B)..........................  $      0.02   $      0.01   $     (0.08)
                                                ===========   ===========   ===========

     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share. Those options (1,402,500 for the year ended December 31, 2002) and warrants (2,333,933 for the year ended December 31, 2002) were either antidilutive and/or not exercisable at December 31, 2002. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

  CONCENTRATIONS OF CREDIT RISK

     The Company's revenues are derived principally from a number of regional and national door and window manufacturers, industrial-flooring companies and Weyerhaeuser, the Company's primary decking

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

customer. The Company extends unsecured credit to its customers. This industry concentration has the potential to impact the Company's exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. The Company derived more than 10% of its revenue from the following customers:

                                                              2002   2001   2000
                                                              ----   ----   ----
Weyerhaeuser................................................  81%    82%    72%
Therma-Tru..................................................   6%     6%    12%

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

  STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -Transition and Disclosure -- An amendment of FASB Statement No. 123", (SFAS
148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 further amends the disclosure requirements of SFAS 123 to provide prominent disclosure in the annual and interim financial statements about the method of accounting elected by the Company and the effect of the method on reported results. As available under SFAS 148, the Company continues to account for its stock option plans and other stock-based compensation using the "intrinsic value" method of accounting set forth in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock option plans and other stock-based compensation been

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

determined consistent with SFAS No. 148, the Company's net income (loss) and net income (loss) per share of common stock would have been reduced (increased) to the following pro forma amounts:

                                                      2002       2001         2000
                                                    --------   ---------   -----------
Net income (loss) applicable to common stock, as
  reported........................................  $915,250   $ 312,864   $(2,206,521)
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards..........................................   628,795     497,683       343,053
                                                    --------   ---------   -----------
Net income (loss) applicable to common stock, pro
  forma...........................................  $286,455   $(184,819)  $(2,549,574)
Net income (loss) per share of common stock:
  Basic -- as reported............................  $   0.03   $    0.01   $     (0.08)
  Basic -- pro forma..............................  $   0.01   $   (0.01)  $     (0.10)
  Diluted -- as reported..........................  $   0.02   $    0.01   $     (0.08)
  Diluted -- pro forma............................  $   0.01   $   (0.01)  $     (0.10)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.3, 4.9, and 5.8 percent; expected lives of 8, 7, and 9 years; and expected volatilities of 74, 103 and 95 percent. Since no dividends are expected to be paid by the Company during the expected lives of the options, a dividend yield of zero was used for purposes of computing the fair value of the options. The weighted-average fair value of options granted during 2002, 2001 and 2000 was $1.19, $0.87 and $1.77, respectively.

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on the Company's net income.

NOTE 3:  RELATED PARTY TRANSACTIONS

     The Company accounts for transfers of receivables, with recourse, to a related party under the guidelines of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", (SFAS
125). This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as transfers of receivables with recourse, and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Based on the requirements of SFAS No. 125, the receivables transferred to the related party with recourse are accounted for as a secured borrowing because the Company is not considered to have surrendered control over the transferred assets. Accounts receivable and accounts payable-related parties at December 31, 2002 and 2001, include $1,982,782 and $2,902,925, respectively, to reflect these requirements.

     During 2002, the Company had an agreement with an affiliate, Brooks Investment Co., controlled by Marjorie S. Brooks, whereby the Company agreed to transfer certain of its trade receivables as collateral, which Brooks Investment Co. deemed acceptable, up to $2.5 million at any one time. Upon acceptance of a transfer of a receivable, Brooks Investment Co. remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, the Company remitted to Brooks Investment Co. 0.8% of the receivable as a factoring charge and the additional 14.2% of the receivable was remitted to the Company, less interest costs, which were based on the time period over which the receivable was

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

outstanding. The Company indemnified Brooks Investment Co. for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company's customers. During 2002, the Company transferred an aggregate of approximately $42.8 million in receivables under this agreement, of which $2.3 million remained to be collected as of December 31, 2002. During 2001 and 2000, the Company transferred an aggregate of approximately $34 million and $28.2 million, respectively, in receivables under this agreement, none of which remains to be collected. Costs of approximately $343,752, $517,349 and $470,794 associated with the factoring agreement were included in selling and administrative costs at December 31, 2002, 2001 and 2000, respectively.

     At December 31, 2002, accounts payable-related parties included advances on factored receivables of approximately $2.0 million and $300,000 relating to other items owed to related parties.

NOTE 4:  NOTES PAYABLE AND LONG-TERM DEBT

  NOTES PAYABLE -- OTHER

NOTES PAYABLE OTHER, CONSISTED OF THE FOLLOWING AT DECEMBER 31:     2002         2001
---------------------------------------------------------------  ----------   ----------
12% notes payable, due on demand.............................    $  350,000   $  350,000
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock or cash, principal due in cash on December 31, 2003. The
  effective interest rate on the debt, including the effects on
  debt discounts from stock warrant issuances, was 61.8%.....       526,167      576,167
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock or cash, principal due in cash on December 31, 2003. The
  effective interest rate on the debt, including the effects on
  debt discounts from stock warrant issuances, was 188.9%....       410,000      410,000
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock or cash, principal due in cash on December 31, 2003. The
  effective interest rate on the debt, including the effects on
  debt discounts from stock warrant issuances, was 57.8%.....       319,963      319,963
12% notes payable (the bridge financing), interest payable
  quarterly in shares of the Company's Class A common stock or cash, principal due in cash on December 31, 2003. The
  effective interest rate on the debt, including the effects on
  debt discounts from stock warrant issuances, was 37.1%.....       287,500      287,500
Other........................................................        80,844       58,114
                                                                 ----------   ----------
Total........................................................    $1,974,474   $2,001,744
                                                                 ==========   ==========

     The Company has had five bridge financing agreements. The first was completed on October 30, 1997, and was paid off in 2001. The second bridge financing was completed on February 5, 1998, at which time the Company issued notes payable totaling $800,000 which were originally due and payable on November 2, 1998, but have since been extended without penalty warrants to December 31, 2003. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 1,600,000 consulting warrants and 96,000 placement warrants and paid loan origination costs of $104,000 to the placement agent. If the notes are extended beyond December 31, 2003, the Company may be required to issue 448,000 penalty warrants (400,000 consulting warrants and 48,000 placement warrants). The warrants expire February 5, 2005, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. In 2000, 2001 and 2002, $50,000, $150,000 and $50,000,
respectively, was paid on the notes bringing the note balance to $550,000 at December 31, 2002. Of the $550,000 note balance,

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

$23,833 is owed to a related party and is classified in the "Notes payable -- related parties" line item on the balance sheet.

     A third bridge financing was completed on April 7, 1998. The Company issued notes payable totaling $410,000 which were originally due and payable on January 2, 1999, but have since been extended without penalty warrants to December 31, 2003. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 820,000 consulting warrants and 49,200 placement warrants and paid loan origination costs of $53,300 to the placement agent. If the notes are extended beyond December 31, 2003, an additional 205,000 consulting warrants and 24,600 placement warrants may be issued. The warrants expire April 6, 2005, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

     A fourth bridge financing was completed on June 3, 1998. The Company issued notes payable totaling $359,963 which were originally due and payable on February 28, 1999, but have since been extended without penalty warrants to December 31, 2003. Of the $359,963 note amount, $40,000 is owed to a related party and is classified in the "Notes payable -- related parties" line item on the balance sheet. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 719,926 consulting warrants and 43,195 placement warrants and paid loan origination costs of $46,795 to the placement agent. If the notes are extended beyond December 31, 2003, an additional 179,981 consulting warrants and 21,597 placement warrants may be issued. The warrants expire June 3, 2005, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

     A fifth bridge financing was completed on August 21, 1998. The Company issued notes payable totaling $287,500 which were originally due and payable on May 18, 1999, but have since been extended without penalty warrants to December 31, 2003. Interest on the notes is payable every three months at 12% in either cash or the Company's Class A common stock, at the option of the Company. In connection with the notes, the Company issued 575,000 consulting warrants and 34,500 placement warrants and paid loan origination costs of $37,375 to the placement agent. If the notes are extended beyond December 31, 2003, an additional 143,750 consulting warrants and 17,250 placement warrants may be issued. The warrants expire August 21, 2005, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

  NOTES PAYABLE -- RELATED PARTIES

NOTES PAYABLE TO RELATED PARTIES CONSISTED OF THE FOLLOWING AT DECEMBER 31     2002        2001
--------------------------------------------------------------------------  ----------   --------
10% notes payable to an investment holding company controlled by a significant shareholder who is also an officer and director of the
  Company, due on demand...........................................         $  500,000   $250,000
6.5% notes payable to the investment holding company named above, due on
  demand...........................................................            465,000         --
8.5% note payable to a significant shareholder who is also an officer and
  director of the Company, due on demand...........................            100,000    100,000
6.5% note payable to the above named shareholder, due on demand....            700,000         --
8.5% note payable to an investment holding company controlled by a
  director of the Company, due on demand...........................            100,000    100,000
12% notes payable to a director of the Company, due December 31, 2003...        63,833     63,833
                                                                            ----------   --------
                                                                            $1,928,833   $513,833
                                                                            ==========   ========

  LONG-TERM DEBT

LONG-TERM DEBT, LESS CURRENT MATURITIES CONSISTED OF THE FOLLOWING AT DECEMBER 31     2002         2001
---------------------------------------------------------------------------------  ----------   ----------
9.75% note payable to Arkansas State Bank, due in monthly installments of
  $49,156, secured by real estate and improvements, fixed assets, assignment of life insurance policy, personal guarantee of certain stockholders and an 80%
  USDA Department of Rural Development guarantee, maturing February 23,
  2015.(a)............................................................             $4,176,015   $4,349,459
Other.................................................................                204,245      266,925
                                                                                   ----------   ----------
Total.................................................................              4,380,260    4,616,384
Less current maturities...............................................               (312,050)    (313,182)
                                                                                   ----------   ----------
Long-term debt, net of current maturities.............................             $4,068,210   $4,303,202
                                                                                   ==========   ==========

---------------

(a) The note contains certain financial covenants including a minimum debt to net worth ratio, as defined, of no more than 3 to 1 and a minimum current ratio of 2 to 1. The Company was not in compliance as of December 31, 2002, and the bank granted a waiver of the financial covenants discussed above.

     The aggregate maturities of long-term debt, net of debt discount, as of December 31, 2002, were as follows:

YEAR                                                             AMOUNT
----                                                           ----------
2003........................................................   $  312,050
2004........................................................      278,579
2005........................................................      246,221
2006........................................................      255,643
2007........................................................      281,713
Thereafter..................................................    3,006,054
                                                               ----------
                                                               $4,380,260
                                                               ==========

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

  BONDS PAYABLE

     In October 1999, the Company entered into an agreement with the City of Springdale, Arkansas for the issuance of Series 1999 Industrial Development Revenue Bonds (the Bonds). The Bonds are private activity bonds issued for a limited number of purposes, including solid waste disposal projects. The Company received the Bond allocation; however, given their current financial position and current market conditions, the Bonds are not marketable. As a result, the Bonds have been issued and retained in escrow until such time in which the Company is able to remarket the Bonds on terms satisfactory to the Company. The bonds are secured by cash deposits sufficient to retire the debt.

     Proceeds of the Bonds have been invested until the Reset Date (April 16, 2003). Any gain realized as a result of any investments of monies shall be paid to the IRS as arbitrage on tax-exempt financing. Should the escrow funds be devalued by the Reset Date, the Company is liable for any deficiencies.

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

     The Bonds are issuable only as fully registered bonds in the minimum denominations of $100,000 and in any integral multiple of $5,000 in excess thereof. At or prior to disbursement of the bond proceeds, the Company must deliver to the Trustee such general items as project plans and specifications, cost estimates, construction contracts and insurance coverage. Although the Bonds will be called if the Company does not break escrow by the Reset Date, if a negative arbitrage position does not exist, it is possible that the bondholder will waive/roll the call for another year or sell to another investor. However, the risk does exist that if another investor cannot be identified, the Company will be required to buy back the Bonds at the Reset Date.

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Principal Fund and Bond Interest Fund a sum which is sufficient to redeem the following principal amounts and accrued interest to the redemption date:

YEAR                                                             AMOUNT
----                                                           -----------
2003........................................................   $         0
2004........................................................       200,000
2005........................................................       170,000
2006........................................................       185,000
2007........................................................       200,000
Thereafter..................................................    15,745,000
                                                               -----------
                                                               $16,500,000
                                                               ===========

     The Company will incur certain costs related to remarketing the Bonds. During 1999, the Company entered into an agreement with an investment company whereby the Company has committed to pay the investment company 5% of Bond proceeds plus 495,000 shares of common stock upon satisfactory completion of the Bond remarketing.

NOTE 5:  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     The Company issued 1,500 Series A preferred shares, 900 Series B preferred shares and 500 Series C preferred shares at a price of $1,000 per share in 1998. Such stock was purchased by the major stockholder, a 5% holder and accredited institutional investors. The preferred stock bears an interest premium of 10% per year and is payable in cash or common stock. The Company has reserved 6,079,989 shares of Class A common stock for conversion under the preferred stock agreement. During 2002, 140 shares of the Series A preferred stock was converted into 116,667 shares of Class A common stock. Also during 2002, the Company converted $353,778 of accrued premiums to common stock. This transaction is considered a non-cash financing activity for statement of cash flow purposes.

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

  COMMON STOCK

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

  WARRANTS

     The Company has reserved 16,590,122 shares of the Company's Class A common stock for issuance under the following warrant agreements.

  Class C Warrants

     Each Class C Warrant is exercisable into one share of Class A common stock at an exercise price of $1.075 per share. During 1998, the Company received net proceeds of $330,000 from the exercise of 275,000 Class C Warrants. One Bonus Warrant (described below) was granted to the holder for each warrant exercised. On February 12, 1999, 50,000 Class C Warrants expired. The remaining 325,000 Class C Warrants were set to expire in June 2003, but the expiration date was extended to June 2005.

  Class F Warrants

     In 1999, 350,864 Class F Warrants were exercised at a price of $0.61 per share, resulting in proceeds of $214,027. The remaining 987,040 Class F Warrants were set to expire in June 2004, but the expiration date was extended to June 2006. The Warrants are exercisable at a price of $0.61 per share of Class A common stock for each Class F Warrant exercised.

  Class G Warrants

     In 1999, 481,810 Class G Warrants were exercised at prices ranging from $0.91 to $0.92 per share, resulting in proceeds of $441,956. The remaining 2,987,040 Class G Warrants were set to expire in June 2004, but the expiration date was extended to June 2006. The Warrants are exercisable at a price of $0.92 per share of Class A common stock for each Class G Warrant exercised.

  Class H Warrants

     In 1995, in connection with the note payable to Marjorie S. Brooks and the accounts payable-related parties (see Notes 3 and 4), the Company's Board of Directors authorized the issuance of up to 2,000,000 Class H Warrants on a one-for-one basis for each dollar advanced under the agreement and having an exercise price equal to the per share market value of the Company's Class A common stock on the date of such advances. The warrants are exercisable at prices from $0.39 to $0.49 per share of Class A common stock for each Class H Warrant exercised. In 2000, 228,208 shares of Class H Warrants were exercised at prices ranging from $0.39 to $0.49 per share, resulting in proceeds of $100,000. The remaining 1,771,792 Class H Warrants were set to expire in February 2005, but the expiration date was extended to February 2007. The Warrants are exercisable at prices from $0.46 to $0.48 per share of Class A common stock for each Class H Warrant exercised.

  Class I Warrants

     In June 1996, the Company completed an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 1,666,893 shares of Class A common stock. Net offering proceeds consisted of $1,146,000 in cash. As part of the offering, the Company issued 242,878 Class I

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

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

     In 1999, 29,367 Class I Warrants were exercised at a price of $0.9375 per share, resulting in proceeds of $27,532, and 42,866 Class I Warrants expired. Also in 1999, 321,111 Class I Warrants were extended to June 22, 2003, and have since been extended to June 22, 2005. In 2001, 45,616 Class I Warrants were exercised at prices ranging from $0.31 to $0.9375 per share, resulting in proceeds of $22,048. In 2002, 95,107 Class I Warrants were exercised at prices ranging from $0.31 to $1.125 per share, resulting in proceeds of $62,881.

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

  X and Y Warrants Issued in Connection with Preferred Stock

     The preferred stock carries a series of X and Y Warrants, which will convert at $1.20 and $2.50 per share. In connection with the 2,900 preferred shares, the Company issued 2,900 X Warrants and 2,900 Y Warrants. Each of the Series X Warrants entitles the holder to the right to acquire 555 shares (for X Warrants issued with Series A shares) and 833.33 shares (for X Warrants issued with Series B and C shares) of the Company's common stock (1,999,162 shares). Each of the Series Y Warrants entitles the holder to the right to acquire 205 shares (for Y Warrants issued with Series A shares) and 400 shares (for Y Warrants issued with Series B and C shares) of the Company's common stock (867,500 shares). Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. The expiration date of the warrants was extended from November 2005 to November 2007. In 2002, 1,000 Series X Warrants were exercised at $1.20, resulting in proceeds of $1,200.

  X and Y Warrants to Placement Agent

     The Series A preferred stock shares were placed through a placement agent. The placement agent and certain officers of the placement agent were given Series X Warrants to purchase, in the aggregate, 278.33 shares of the Company's common stock for each $1,000 of purchase price (417,495 shares) and Series Y Warrants to purchase, in the aggregate, 102.7 shares of the Company's common stock for each $1,000 of Purchase Price (154,050 shares). The Series X Warrants were originally exercisable for a period of six years from the first anniversary of the date of issuance at a price per share equal to $1.20 and the Series Y Warrants were originally exercisable for a period of five years from the second anniversary of the date of issuance at a price per share equal to $2.50. The exercise period for both the Series X and

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Series Y Warrants was extended by two years. No placement agent was used for the Series B and C shares.

  Bonus Warrants

     In connection with the exercise of the Class B and C Warrants during 1998 and 1999, the Company granted a new warrant on a one-for-one basis for each Class B and C Warrant exercised. The Bonus Warrants, 1,054,670 and 257,994 issued in 1998 and 1999, respectively, were originally to expire February 12, 2001, but were extended to June 22, 2003, and later extended to June 22, 2005, and are exercisable at a price of $3.00 per share of Class A common stock for each Bonus Warrant exercised.

  Consulting and Placement Warrants

     In October 1997, the Company obtained bridge financing of $1.3 million (see
Note 4). In connection with the financing obtained, 2,756,000 stock warrants were issued. The stock warrants were originally to expire on October 30, 2002, but the expiration date was extended to October 30, 2004, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the initial life of the loan as interest expense. In 1998 and 1999, 120,000 and 628,500, Consulting and Placement Warrants were exercised at a price of $0.375 per share, resulting in proceeds of $45,000 and $235,688, respectively. In 2000 and 2002, 39,000 and 384,200
Consulting and Placement warrants were exercised at a price of $0.375 resulting in proceeds of $14,625 and $144,075, respectively.

     In February 1998, the Company obtained bridge financing of $800,000 (see
Note 4). In connection with the financing obtained, 1,696,000 stock warrants were issued. The stock warrants were originally to expire on February 5, 2003, but the expiration date was extended to February 5, 2005, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In 2000 and 2001, 69,334 and 59,334 Consulting and Placement warrants were exercised at a price of $0.375 resulting in proceeds of $26,000 and $22,250, respectively. In 2000, 2001 and 2002, 21,240, 13,427 and 102,300 Consulting and
Placement warrants were exercised at a price of $0.375 per share resulting in proceeds of $7,965, $5,035 and $38,363, respectively.

     In April 1998, the Company obtained bridge financing of $410,000 (see Note
4). In connection with the financing obtained, 869,200 stock warrants were issued. The stock warrants were originally to expire on April 7, 2003, but the expiration date was extended to April 7, 2005, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In 2001 and 2002, 63,099 and 46,101 Consulting and Placement warrants were exercised at a price of $0.375 per share resulting in proceeds of $23,662 and $17,288, respectively.

     In June 1998, the Company obtained bridge financing of $359,963 (see Note
4). In connection with the financing obtained, 763,121 stock warrants were issued. The stock warrants were originally to expire on June 3, 2003, but the expiration date was extended to June 3, 2005, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In 2001 and 2002, 80,000 and 53,795 Consulting and Placement warrants were exercised at a price of $0.375 per share resulting in proceeds of $30,000 and $20,173, respectively.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     In August 1998, the Company obtained bridge financing of $287,500 (see Note
4). In connection with the financing obtained, 609,500 stock warrants were issued. The stock warrants were originally to expire on August 21, 2003, but the expiration date was extended to August 21, 2005, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised. The debt and stock warrants were recorded at their estimated fair market value at the date of the transaction. The value of the stock warrants was treated as a debt discount and amortized over the life of the loan as interest expense. In 2001 and 2002, 8,624 and 25,876 Placement warrants were exercised at a price of $0.375 per share resulting in proceeds of $3,234 and $9,704, respectively.

  Extension Warrants

     In connection with the extension of the October 30, 1997 bridge financing, 310,000 extension warrants were issued. The stock warrants were originally to expire on November 5, 2003, but the expiration date was extended to November 5, 2005, and are exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

  Series Z Placement Warrants

     In 1998, the Company issued 300,000 Placement Warrants in connection with the issuance of the Series C Preferred Stock. These warrants are exercisable at a price of $1.00 per share of Class A common stock for each warrant exercised, and were originally to expire on November 12, 2003, but the expiration date was extended to November 12, 2005.

     At December 31, 2002, the Company had outstanding warrants as follows:

                                                          WARRANTS FOR
                                                            CLASS A      WEIGHTED AVERAGE
                                                          COMMON STOCK    EXERCISE PRICE
                                                          ------------   ----------------
Class C Warrants........................................      325,000         $1.075
Class F Warrants........................................      987,040          0.61
Class G Warrants........................................    2,987,040          0.92
Class H Warrants........................................    1,771,792          0.47
Class I Warrants........................................      180,388          0.77
Series X Warrants.......................................    1,998,162          1.20
Series Y Warrants.......................................      867,500          2.50
Series X Warrants -- Placement Agent....................      417,503          1.20
Series Y Warrants -- Placement Agent....................      153,769          2.50
Bonus Warrants..........................................    1,312,664          3.00
Consulting Warrants.....................................    4,969,591          0.375
Placement Warrants......................................        9,673          0.375
Extension Warrants......................................      310,000          0.375
Series Z Placement Warrants.............................      300,000          1.00
                                                           ----------         ------
                                                           16,590,122         $0.99
                                                           ==========         ======

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

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

NOTE 6:  STOCK OPTION PLANS

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

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

     During June 1989, stockholders of the Company approved the adoption of the Advanced Environmental Recycling Technologies, Inc. 1989 Stock Option Plan (the 1989 Plan). The 1989 Plan was designed to increase the interest of the directors and executives and other employees of the Company. The total number of shares of the Company's Class A common stock which may be issued under options granted pursuant to the Plan shall not exceed 600,000. The option price will be the fair market value of the shares on the date on which the respective shares are granted unless granted to a 10% stockholder, then the exercise price must be at least 110% of the fair market value per share on the date such option is granted. Each option's expiration date can not exceed ten years from the date such option was granted, unless the option is granted to a 10% shareholder, and then the expiration date is five years from the date the option is granted. The 1989 Plan terminated June 4, 1999 and no additional options can be granted after such date.

     A summary of the activity in the Company's Stock Option Plans during the years ended December 31, 2002, 2001 and 2000, follows:

                                      2002                   2001                   2000
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of
  year......................  5,190,130    $0.93     4,690,130    $0.84     5,484,500    $0.77
Granted.....................    530,000     1.72       575,000     1.13       200,000     2.02
Exercised...................         --       --       (75,000)    0.66      (465,000)    0.55
Forfeited...................    (52,500)    1.00            --       --      (529,370)    0.80
                              ---------    -----     ---------    -----     ---------    -----
Outstanding, end of year....  5,667,630    $1.00     5,190,130    $0.93     4,690,130    $0.84
                              =========    =====     =========    =====     =========    =====

     The following table summarizes information about stock options outstanding under the Company's Stock Option Plans as of December 31, 2002:

                                          OPTIONS OUTSTANDING
                                  -----------------------------------    OPTIONS EXERCISABLE
                                                 WEIGHTED               ----------------------
                                                 AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                                    NUMBER      REMAINING    AVERAGE    EXERCISABLE   AVERAGE
                                  OUTSTANDING    CONTRACT    EXERCISE       AT        EXERCISE
    RANGE OF EXERCISE PRICES      AT 12/31/02      LIFE       PRICE      12/31/02      PRICE
    ------------------------      -----------   ----------   --------   -----------   --------
$0.38-$0.48.....................   1,192,667    3.15 years    $0.44      1,192,667     $0.44
$0.56-$1.00.....................   2,878,963    3.89 years    $0.75      2,828,963     $0.75
$1.02-$1.47.....................     463,500    4.58 years    $1.20        243,500     $1.27
$1.75-$2.75.....................   1,132,500    4.73 years    $2.11        575,000     $2.15
                                   ---------    ----------    -----      ---------     -----
                                   5,667,630    3.83 years    $1.00      4,840,130     $0.87

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     The weighted-average fair value of options granted during 2002, 2001 and 2000 was $1.19, $0.87 and $1.77, respectively.

NOTE 7:  LEASES

     In 1997, the Company entered into a non-cancelable sublease for a production facility that was renewed on August 31, 2002, and expires on August 31, 2007. Lease payments on the facility are $22,000 per month. The sublease contains an option to purchase the facility for $1.8 million, exercisable at any time during the sublease, and a renewal option to lease the property for an additional five years at an increased rate. At December 31, 2002, the Company was obligated under various operating leases covering certain equipment. Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $958,883, $671,762 and $695,478, respectively. Future minimum lease payments required under operating leases as of December 31, 2002, are as follows:

                            YEAR                                 AMOUNT
                            ----                               ----------
2003........................................................   $  877,605
2004........................................................      712,930
2005........................................................      335,648
2006........................................................      319,694
2007........................................................      319,694
                                                               ----------
Total minimum payments required.............................   $2,565,571
                                                               ==========

NOTE 8:  INCOME TAXES

     The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     As of December 31, 2002, the Company had net operating loss carryforwards of approximately $24 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2004 through 2021, if not utilized.

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
Deferred tax assets --
  Net operating loss carryforwards............  $ 8,464,000   $ 8,125,000   $ 8,014,000
  Valuation allowance.........................   (7,551,000)   (7,301,000)   (7,450,000)
                                                -----------   -----------   -----------
     Total deferred tax assets................      913,000       824,000       564,000
Deferred tax liability --
  Depreciation................................      913,000       824,000       564,000
                                                -----------   -----------   -----------
     Net deferred tax.........................  $        --   $        --   $        --
                                                ===========   ===========   ===========

     As the Company generated net operating losses from its inception through 2000 and there is no assurance of the Company's ability to generate adequate future taxable income to enable the Company to realize these carryforwards prior to expiration, a valuation allowance of approximately $7.5 million has

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

been established at December 31, 2002, to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such valuation allowance in the future.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

     We were sued in May 2000, in a federal action in the Western District of Texas, for breach of contract seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two of our founders in the United States District Court for the Western District. The plaintiffs were seeking approximately $1.2 million in past royalties, plus attorneys' fees, any applicable pre-judgment and post-judgment interest, and a declaration that the Company pay an ongoing royalty in the amount of $10 per ton on future sales from the Company's Junction, Texas facility on production utilizing cedar fiber and recycled plastic. In 2001, the plaintiffs amended the complaint to include two of our founders as co-defendants. At trial, the plaintiffs obtained a judgment for past royalties in the amount of approximately $821,000, plus prejudgment and post-judgment interest and attorneys' fees. We settled the lawsuit in December 2002 for $1,100,000. The court, in May 2002, declined to enter a declaratory judgment requested by the plaintiff requiring the Company to pay a royalty on a monthly basis in the future on the Company's products, and the release executed in connection with the December 2002 settlement does not release any potential claims for royalties after January 1, 2002. As to the requested declaratory judgment, the court noted that the plaintiffs had not properly sought a declaratory judgment from a procedural standpoint and also took note that the changes to the initial process developed over the years by the Company have brought the Company's manufacturing operations farther away from the plaintiff's technology.

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

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     As of December 31, 2002, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
Net Sales --
  Commercial and residential decking surface
     components...............................  $33,996,864   $26,743,874   $19,790,400
  Exterior door, window and housing trim
     components...............................    7,058,653     6,099,479     7,030,169
  Industrial flooring.........................      359,949       579,606       886,922
                                                -----------   -----------   -----------
                                                $41,415,466   $33,422,959   $27,707,491
                                                ===========   ===========   ===========

                                                     YEAR ENDED DECEMBER 31,
                        ---------------------------------------------------------------------------------
                                  2002                        2001                        2000
                        -------------------------   -------------------------   -------------------------
                        SPRINGDALE     JUNCTION     SPRINGDALE     JUNCTION     SPRINGDALE     JUNCTION
                        -----------   -----------   -----------   -----------   -----------   -----------
Gross Margin --
  Net revenues........  $26,901,808   $14,513,658   $19,410,541   $14,012,418   $15,366,716   $12,340,775
  Cost of goods
    sold..............   18,851,046    10,949,893    13,372,102    10,837,537    12,821,995    10,027,371
                        -----------   -----------   -----------   -----------   -----------   -----------
  Gross margin........  $ 8,050,762   $ 3,563,765   $ 6,038,439   $ 3,174,881   $ 2,544,721   $ 2,313,404
                        ===========   ===========   ===========   ===========   ===========   ===========

NOTE 11:  401(k) PLAN

     During December 2000, the Company initiated the A.E.R.T. 401(k) Plan (the
Plan) for the benefit of all eligible employees. The Plan qualifies under
Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the Plan. The Plan provides that the Company may elect to make employer-matching contributions equal to a percentage of each participant's voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. Profit sharing contributions to the Plan can range from 0% to 15% of participants' annual compensation. During 2002 and 2001, no matching or profit sharing contributions were made to the Plan.

NOTE 12:  SUBSEQUENT EVENT

     As reported on Friday, March 28, 2003, there was an accidental fire at the Junction, Texas plant, which was caused when a power pole adjacent to the plant exploded. As of April 8, 2003, engineers and insurance carries were still evaluating the full extent of the damage, and the insurance company had not released control of the site. It appears, however, that the extrusion lines, a portion of the building they were housed in and its infrastructure, and the plastic processing area are severely damaged. The Company is in the process of determining the costs to rebuild less severely damaged portions of the plant and one extrusion line, with the intent of having one line fully operational as soon as possible. Simultaneously, the Company is expediting the installation of an additional extrusion line in the Springdale, Arkansas plant. It should be operational during the second quarter of 2003. When the Junction rebuilding and Springdale installations are complete, the capacity lost in the fire will have been replaced. The Company expects minimal disruptions of product distribution to current customers.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

     The Junction plant is fully insured for fire damage, as well as for business interruption during the time required to rebuild. There is no assurance as to the timing of the completion of the rebuilding of the Junction plant, or if all of the facility will be rebuilt.

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBIT
  -------                         ----------------------
    3.1        Certificate of Incorporation, including Certificate of
               Amendment filed on June 12, 1989 (a), and Certificate of
               Amendment filed on August 22, 1989.(b)
    3.2        Certificate of Designation of Class B common stock.(a)
    3.3        Bylaws of Registrant.(a)
    3.4        Form of Class A common stock Certificate.(c)
    4.2        Form of Class B common stock Certificate.(a)
    4.3        Form of Warrant Agreement with American Stock Transfer &
               Trust Company, including Class A and Class B common stock
               Purchase Warrants.(a)
    4.7        Form of Redeemable Class B Warrant Certificate.(c)
    4.8        Form of Class C Warrant Certificate.(h)
    4.9        Form of Class D Warrant Certificate.(h)
    4.10       Form of Class E Warrant Certificate.(h)
    4.11       Form of Class F Warrant Certificate.(i)
    4.12       Form of Class G Warrant Certificate.(i)
    4.13       Form of Class H Warrant Certificate.(j)
    4.14       Form of Class I Warrant Certificate.(k)
    4.15       Form of Class J Warrant Certificate.(l)
    4.16       Form of Class K Warrant Certificate.(m)
   10.1.1      Private Placement Agreement.(o)
   10.1.2      Consulting Agreement.(o)
   10.1.3      Note Purchase Agreement.(o)
   10.1.4      Form of Note.(o)
   10.1.5      Form of Private Placement Warrants.(o)
   10.1.6      Form of Consulting Warrants.(o)
   10.9        Form of Right of Refusal Agreement among Class B common
               stockholders.(a)
   10.10       1989 Stock Option plan.(a)
   10.11       Form of Escrow Agreement with American Stock Transfer &
               Trust Company.(c)
   10.15       Lease Agreement dated June 1, 1990 between the Registrant
               and J's Feed, Inc. for the Registrant's plastics reclamation facility.(e)
   10.16       Loan Agreement dated June 13, 1991 with Dow Credit
               Corporation.(f)
   10.17       Loan Agreement dated October 22, 1991 with Dow Credit
               Corporation.(f)
   10.18       Loan Agreement with City of Rogers, arranged through
               Arkansas Industrial Development Commission.(f)
   10.19       Lease Agreement dated June 15, 1992 between the Registrant and George's, Inc. for the Registrant's corporate office
               facility.(g)
   10.20       Factoring Agreement dated April 30, 1993 between the
               Registrant and Brooks Investment Company.(h)
   10.21       Private Placement Distribution Agreement dated September 23,
               1993 between the Registrant and Berkshire International
               Finance, Inc.(h)
   10.22       Lease Agreement dated June 16, 1994 between Registrant and
               Marjorie S. Brooks.(i)
   10.27       Line of Credit Promissory Note payable to Jim G. Brooks and
               Marjorie S. Brooks.(i)
   10.28       Amended and Restated Stock Option Plan.(i)
   10.29       Non-Employee Director Stock Option Plan.(i)
   10.30       Chairman Stock Option Plan. (i)

  EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBIT
  -------                         ----------------------
   10.31       Factoring Agreement dated April 30, 1994 between the
               Registrant and Brooks Investment Company.(i)
   10.32       Lease agreement dated July 29, 1997 between Registrant and
               Dwain A. Newman, et ux., and National Home Center, Inc.(n)
   10.33       Securities Purchase Agreement.(p)
   10.34       Certificate of Designation of Series A Preferred Convertible
               Stock.(p)
   10.35       Certificate of Designation of Series B Preferred Convertible
               Stock.(p)
   10.36       Certificate of Designation of Series C Preferred Convertible
               Stock.(p)
   10.37       Form of Series X Warrants.(p)
   10.38       Form of Series Y Warrants.(p)
   10.39       Registration Rights Agreement.(p)
   10.40       Placement Agency Agreement.(p)
   99.1        Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002, 18 U.S.C. Section 1350 by the Company's
               Chairman, Co-chief executive officer and President.(q) **
   99.2        Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002, 18 U.S.C. Section 1350 by the Company's
               Co-chief executive officer.(q) **
   99.3        Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002, 18 U.S.C. Section 1350 by the Company's chief financial officer.(q) **

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

(q)  Filed with Form 10-K for December 31, 2002