Form 10-Q
period 2003-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2003-05-15
CIK 849706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 (479) 756-7400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: X NO:

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 9, 2003, the number of shares outstanding of the Registrant's Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 28,331,312 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 Form 10-Q Index

                         PART I - FINANCIAL INFORMATION

                                                                                     Page
Item 1.   Financial Statements.

         Balance Sheets, March 31, 2003 (unaudited)
           and December 31, 2002                                                      1-2

         Statements of Operations, (unaudited)
           Three Months Ended March 31, 2003 and 2002                                 3

         Statements of Cash Flows, (unaudited)
           Three Months Ended March 31, 2003 and 2002                                 4

         Notes to Financial Statements.                                               5-9

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                                       9-14

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.                  15

Item 4.   Control and Procedures.                                                     16


                            PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                           16

          Signatures.                                                                 16

         Certifications.                                                              17-19

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEET



                                     ASSETS

                                                                                         March 31,       December 31,
                                                                                           2003             2002
                                                                                       --------------   --------------
                                                                                         (unaudited)
Current assets:
  Cash                                                                                 $    1,008,943   $      504,365
  Restricted bond escrow fund                                                              16,544,977       16,565,549
  Accounts receivable, net of allowance of $98,207                                          3,980,485        2,635,960
  Inventories                                                                               2,584,008        2,684,336
  Prepaid expenses                                                                            134,200          343,409
                                                                                       --------------   --------------
    Total current assets                                                                   24,252,613       22,733,619
                                                                                       --------------   --------------

Land, buildings and equipment:
  Land                                                                                        889,528          889,528
  Buildings and leasehold improvements                                                      1,318,542        1,615,288
  Machinery and equipment                                                                  21,425,983       24,400,913
  Transportation equipment                                                                    583,030          548,959
  Office equipment                                                                            662,530          645,012
  Construction in progress                                                                  1,926,582        1,649,937
                                                                                       --------------   --------------
                                                                                           26,806,195       29,749,637
Less accumulated depreciation                                                              13,020,300       15,223,727
                                                                                       --------------   --------------
Net land, buildings, and equipment                                                         13,785,895       14,525,910
                                                                                       --------------   --------------
Other assets, at cost less accumulated
  amortization of $393,024 at March 31, 2003
  and $385,881 at December 31, 2002                                                         2,121,165        2,076,419
                                                                                       --------------   --------------
                                                                                       $   40,159,673   $   39,335,948
                                                                                       --------------   --------------



   The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEET




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           March 31,        December 31,
                                                                                             2003              2002
                                                                                         --------------    --------------
                                                                                          (unaudited)
Current liabilities:
  Accounts payable - trade                                                               $    4,911,905    $    4,663,220
  Accounts payable - related parties                                                          2,948,289         2,234,699
  Current maturities of long-term debt                                                          304,367           312,050
  Accrued liabilities                                                                         1,541,171         1,678,286
  Notes payable - related parties                                                             1,863,833         1,928,833
  Notes payable - other                                                                       1,917,619         1,974,474
  Bonds payable                                                                              16,500,000        16,500,000
                                                                                         --------------    --------------
     Total current liabilities                                                               29,987,184        29,291,562
                                                                                         --------------    --------------
  Long-term debt, less current maturities                                                     4,019,080         4,068,210
                                                                                         --------------    --------------
  Accrued premium on convertible preferred stock                                                283,709           214,709
                                                                                         --------------    --------------

Commitments and contingencies
  Stockholders' equity:
    Preferred stock, $1 par value; 5,000,000 shares
      authorized; 2,760 shares issued and outstanding                                             2,760             2,760
  Class A common stock, $.01 par value; 75,000,000
    shares authorized; 28,331,312 shares issued and
    outstanding at March 31, 2003 and December 31, 2002                                         283,313           283,313
  Class B convertible common stock, $.01
     par value; 7,500,000 shares authorized,
     1,465,530 shares issued and outstanding                                                     14,655            14,655
  Warrants outstanding; 16,590,122 at March 31, 2003
   and December 31, 2002                                                                      7,824,206         7,824,206
  Additional paid-in capital                                                                 23,825,504        23,825,504
  Accumulated deficit                                                                       (26,080,738)      (26,188,971)
                                                                                         --------------    --------------
     Total stockholders' equity                                                               5,869,700         5,761,467
                                                                                         --------------    --------------
     Total liabilities and stockholders' equity                                          $   40,159,673    $   39,335,948
                                                                                         ==============    ==============


The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


                       STATEMENT OF OPERATIONS (UNAUDITED)

                                              Three months ended March 31
                                                2003            2002
                                             ------------    ------------
Net sales                                    $ 11,109,782    $  9,282,679

Cost of goods sold                              8,629,382       6,818,927
                                             ------------    ------------

Gross margin                                    2,480,400       2,463,752

Selling and administrative costs                2,061,685       1,678,540
Research and development                               --         220,117
                                             ------------    ------------
                                                2,061,685       1,898,657
                                             ------------    ------------

Operating income                                  418,715         565,095

Other income (expense)
  Interest income                                  55,545         113,839
  Interest expense                               (297,027)       (397,991)
                                             ------------    ------------
                                                 (241,482)       (284,152)
                                             ------------    ------------
Income before accrued premiums on
 preferred stock                                  177,233         280,943

Accrued premium on preferred stock                (69,000)        (72,500)
                                             ------------    ------------

Net income applicable to common
  stock                                      $    108,233    $    208,443
                                             ============    ============

Income per share of common
 stock (Basic)                               $        .00    $        .01
                                             ============    ============

Income per share of common
 stock (Diluted)                             $        .00    $        .00
                                             ============    ============

Weighted average number of common shares
  outstanding (Basic)                          29,796,842      29,268,660
                                             ============    ============

Weighted average number of common shares
  outstanding (Diluted)                        40,690,039      42,622,807
                                             ============    ============



The accompanying notes are an integral part of these financial statements.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.



                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three months ended March 31
                                                              2003            2002
                                                           ------------    ------------
Cash flows from operating activities:
Net income applicable to common stock                      $    108,233    $    208,443
Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation and amortization                                 933,105         715,332
  Premium accrued on preferred  stock                            69,000          72,500
  (Increase) decrease in other assets                             1,001          (1,200)
  Changes in current assets and current liabilities            (561,152)       (322,399)
                                                           ------------    ------------
Net cash provided by operating activities                       550,187         672,676
                                                           ------------    ------------

Cash flows from investing activities:
   Purchases of land, buildings and equipment                  (397,081)       (569,452)
                                                           ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of notes                                   --         250,000
   Payments on notes                                           (204,839)       (116,586)
   Increase in outstanding advances on
     factored receivables                                       639,561          56,850
  Debt acquisition costs                                        (83,250)       (167,208)
   Proceeds from exercise of stock options and
    warrants, net                                                    --         158,165
                                                           ------------    ------------
   Net cash provided by financing activities                    351,472         181,221
                                                           ------------    ------------

   Increase in cash                                             504,578         284,445

  Cash, beginning of period                                     504,365         755,601
                                                           ------------    ------------

  Cash, end of period                                      $  1,008,943    $  1,040,046
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

NOTE 3: CURRENT OPERATIONS

         On March 28, 2003, the Company had an accidental fire at the Junction plant. The complete evaluation or estimate of the fire damage has not been completed. However, the Company was given permission to begin demolition and the rebuilding of a portion of the production facility on April 16, 2003. One extrusion line in the plant, which was partially damaged, is in the process of being repaired, and the electrical system for the production facility is being replaced. This extrusion line is anticipated to be operational by June 15, 2003. Concurrently, the Company is installing another extrusion line in the Springdale, Arkansas plant. This extrusion line is also anticipated to be operational by June 15, 2003. Once these two lines are operational, the production capacity will be the same as before the fire. At this time there has been minimal disruption in meeting the customers' needs. The final determination on the rebuilding of the entire Junction facility is still being evaluated. The Junction plant is fully insured for fire damage and business interruption. During the period ended March 31, 2003, no business interruption insurance proceeds had been received. There is no assurance as to the timing of the completion of the extrusion lines and/or if both Junction extrusion lines will be rebuilt. As of March 31, 2003, gross assets were written down by approximately $3.8 million, along with the associated accumulated depreciation on those assets in the amount of $3.1 million, resulting in a net book value decrease of about $700,000.

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


                                                            2003             2002
                                                         (UNAUDITED)      (UNAUDITED)
                                                         ------------    ------------
Receivables ..........................................   $   (679,778)   $   (213,765)

Inventories ..........................................        100,328        (214,877)

Prepaid expenses and other ...........................        229,781         159,734

Accounts payable -
  Trade and related parties ..........................        (74,368)       (203,599)

Accrued liabilities ..................................       (137,115)        150,108
                                                         ------------    ------------
                                                         $   (561,152)   $   (322,399)
                                                         ============    ============
Cash paid for interest ...............................   $    211,675    $    412,884
                                                         ============    ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


                                                         2003          2002
                                                     (UNAUDITED)    (UNAUDITED)
                                                     ------------   ------------
Accounts / notes payable for equipment ...........   $    423,253   $    227,340



NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

  REVENUE RECOGNITION POLICY

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

  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                       MARCH 31, 2003    DECEMBER 31,
                        (UNAUDITED)         2002
                       --------------   --------------
Raw materials ......   $    1,941,030   $    2,090,807
Work in process ....          250,340          307,775
Finished goods .....          392,638          285,754
                       --------------   --------------
                       $    2,584,008   $    2,684,336
                       ==============   ==============

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

STOCK-BASED COMPENSATION

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarter ended March 31:

                                                                                 2003           2002
                                                                              ----------     ----------
Net income applicable to common stock, as reported ......................     $  108,233     $  208,443
Deduct: Total stock-based compensation expense determined under fair
    value based method for all awards ...................................         64,379         99,974
                                                                              ----------     ----------
Net income applicable to common stock, pro forma ........................     $   43,854     $  108,469
Net income per share of common stock:
  Basic - as reported ...................................................     $     0.00     $     0.01
  Basic - pro forma .....................................................     $     0.00     $     0.00
  Diluted - as reported .................................................     $     0.00     $     0.00
  Diluted - pro forma ...................................................     $     0.00     $     0.00

NOTE 6: INCOME TAXES

         No income tax provision was recorded for the three months ended March 31, 2003, due to the realization of previously unrecognized net operating loss carryforwards.

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

         As of March 31, 2003, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

NET SALES - THREE MONTHS ENDED MARCH 31                         2003            2002
                                                             ------------   ------------
Commercial and residential decking surface components ....   $  9,350,457   $  7,779,273
Exterior door, window and housing trim components ........      1,645,261      1,402,485
Industrial flooring ......................................        114,064        100,921
                                                             ------------   ------------
                                                             $ 11,109,782   $  9,282,679
                                                             ============   ============

GROSS MARGIN -
THREE MONTHS ENDED MARCH 31,         2003                         2002
                          --------------------------   ---------------------------
                          SPRINGDALE      JUNCTION      SPRINGDALE     JUNCTION
                         ------------   ------------   ------------   ------------
Net revenues .........   $  7,673,517   $  3,436,265   $  6,076,513   $  3,206,166
Cost of goods sold ...      5,939,777      2,689,605      4,146,558      2,672,369
                         ------------   ------------   ------------   ------------
Gross margin .........   $  1,733,740   $    746,660   $  1,929,955   $    533,797
                         ============   ============   ============   ============

NOTE 8:  EARNINGS PER SHARE

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

                                                       THREE MONTHS ENDED MARCH 31
                                                     --------------------------------
                                                          2003             2002
                                                     --------------    --------------
Net income (A) ...................................   $      108,233    $      208,443
                                                     ==============    ==============

Assumed exercise of stock options and warrants ...       20,752,819        21,107,923

Application of assumed proceeds toward
 repurchase of stock .............................       (9,859,622)       (7,753,776)
                                                     --------------    --------------

Net additional shares issuable ...................       10,893,197        13,354,147
                                                     ==============    ==============

Adjustment of shares outstanding:
 Weighted average common shares outstanding ......       29,796,842        29,268,660

 Net additional shares issuable ..................       10,893,197        13,354,147
                                                     --------------    --------------
 Adjusted shares outstanding (B) .................       40,690,039        42,622,807
                                                     ==============    ==============

Net income per common share
 - Diluted (A) divided by (B) ....................   $         0.00    $         0.00
                                                     ==============    ==============

         The Company has additional options and warrants that were not included in the calculation of diluted earnings per share (EPS). Those options (1,471,000 and 925,000 for the quarters ended March 31, 2003 and 2002, respectively) and warrants (2,333,933 and 2,334,214 for the quarters ended March 31, 2003 and 2002, respectively) were either antidilutive and/or not exercisable at March 31, 2003. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

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

PRODUCTS

         Using the same basic material, we manufacture three product lines:

         o Commercial and residential decking planks and accessories such as balusters and handrails (ChoiceDek),

         o        Exterior door, window and housing trim components
                  (MoistureShield), and

         o        Industrial flooring.

         The wood fiber content of our products gives them many properties similar to all-wood products, but we believe the plastic content makes our products for certain uses superior to either all-wood or all-plastic alternatives because:

         o They are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

         o They are engineered for superior moisture-resistance and will not swell or expand like wood.

         o Unlike wood, they do not require preservatives or treatment with toxic chemicals such as chromated copper arsenic (CCA), nor do they require yearly water sealing or staining.

         o They can be designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste.

         o They are less subject to rotting, cracking, warping, splintering, and insect infestation and water absorption than conventional wood materials.

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

MANUFACTURING

         We operate the following manufacturing, recycling, and warehouse facilities:

         o Our Junction, Texas facility manufactures ChoiceDek Classic and ChoiceDek Premium decking components. On March 28, 2003, the Company had an accidental fire at the Junction plant. The complete evaluation or estimate of the fire damage has not been completed. However, the Company was given permission to begin demolition and the rebuilding of a portion of the production facility on April 16, 2003. One extrusion line in the plant, which was partially damaged, is in the process of being repaired, and the electrical system for the production facility is being replaced. This extrusion line is anticipated to be operational by June 15, 2003. Concurrently, the Company is installing another extrusion line in the Springdale, Arkansas plant. This extrusion line is also anticipated to be operational by June 15, 2003. Once these two lines are operational, the production capacity will be the same as before the fire.

         o Our door, window and housing trim components (MoistureShield) are manufactured at our Springdale, Arkansas facility. The Springdale facility also manufactures the LifeCycle, ChoiceDek Plus, and ChoiceDek Premium lines of decking product, and all of our heavy industrial flooring. Springdale has four extruder lines and a plastic recycling facility. We will install an additional extrusion line at Springdale in 2003.

         o In late 2002 we started up another plastics recycling facility in Northwest Arkansas. We plan to add plastic recycling capacity to that Northwest Arkansas facility during the first half of 2003, and build a truck and rail "reload" facility later in 2003 where we can store finished goods prior to shipping them to customers.

         o We operate a waste plastics receiving, testing, and storage facility in Springdale, about two miles from the main plant.

         o In 2002, we opened two warehouses in Northwest Arkansas, one for finished goods and one for waste plastics storage. As we grow, we anticipate adding additional warehouse space.

         o During first quarter 2003, we initiated road and bridge infrastructure work on an adjoining 18.6-acre tract, south of the existing Springdale, Arkansas facility, adjoining the two properties into a larger complex.

         We are constantly upgrading and improving our facilities to expand capacities and improve efficiencies. Our expansion plans currently are prioritized around increasing plastic recycling capacity and lowering raw material costs. These projects will be followed by a second warehouse and manufacturing facility in Springdale, Arkansas with plans for additional composite extrusion capacity by early 2004. There is no assurance funds will be available on a timely basis to prevent some construction projects from being delayed (see Liquidity and Capital Resources).

 RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

         Net sales increased to $11,109,782 for the quarter ended March 31, 2003, which represents an increase of $1,827,103 or 20% over net sales of $9,282,679, for the quarter ended March 31, 2002. The first quarter 2003 composite net sales consisted of decking (ChoiceDek Classic, Plus & Premium) net sales of $9,350,457 and MoistureShield net sales of $1,759,325. These figures compare with first quarter 2002 decking (ChoiceDek) net sales of $7,779,273 and MoistureShield net sales of $1,503,406. Decking sales continue to increase primarily due to the increase in sales to Lowe's Home Improvement Warehouses(TM). The MoistureShield net sales for the quarter ended March 31, 2003 were higher by $255,919, when compared to March 31, 2002.

         The Springdale, Arkansas plant reported composite net sales of $7,673,517 in the first quarter of 2003 compared to $6,076,513 in the first quarter of 2002, a 26% increase. The Springdale plant produces the Company's MoistureShield lines for the industrial OEM customers, MoistureShield CornerLoc, ChoiceDek Plus and Premium decking and the ChoiceDek railing systems. The Junction, Texas plant sales were $3,436,265 in the first quarter of 2003, an increase of $230,099 from net sales of $3,206,166 in the first quarter of 2002. However, Junction lost four days at the end of March due to the fire.

         Cost of goods sold increased $1,810,455 from $6,818,927 in the quarter ended March 31, 2002 to $8,629,382 in 2003. As a percentage of sales, cost of goods sold increased 4.2% to 77.7% from cost of goods sold of 73.5% for the same period ended March 31, 2002. The Springdale plant cost of goods sold as a percentage of sales was 77.4% in the first quarter of 2003 compared to 68.2% for the same period in 2002. The Texas plant cost of goods sold as a percentage of sales decreased to 78.3% in the first quarter of 2003 compared to 83.4% for the same period in 2002. The major reasons for the changes in cost of goods sold were that manufacturing overhead decreased 1.2% as a percent of sales, however, raw materials increased as a percentage of sales in 2003 to 27.5% from 21.9 % in 2002 (a 5.5% increase) and direct labor decreased slightly as a percent of sales in 2003 (16.3%) from 2002 (16.4%). The increase in raw material costs was due to price increases in the cost of polyethylene. In addition, the Company had to supplement its internal source of plastic with higher priced outside sources. Internal capacity should be increased by the third quarter. Prices of such raw materials have decreased during the second quarter.

         Significant cost categories were as follows for the quarter ended March 31:

                                     2003          2002
                                 ------------   ------------
Payroll and payroll taxes ....   $  2,612,022   $  2,207,238
Depreciation .................        840,111        679,370
Raw materials ................      3,053,289      2,037,396
Other ........................      2,123,960      1,894,923
                                 ------------   ------------
                                 $  8,629,382   $  6,818,927
                                 ============   ============

         Payroll and payroll taxes were down slightly as a percent of sales due to improved efficiencies. Depreciation was up as new equipment was put into service during the year since the first quarter of 2002. Raw material costs increased to 27.5% of sales as compared to 21.9% for the same period in 2002. The increase in raw material costs was as previously discussed. Prices have peaked and are expected to be stable or lessen in the second quarter. Other manufacturing costs increased $229,037 to $2,123,960 in 2003, up from $1,894,923 in 2002. The increases in costs were attributable to increases in repair and maintenance and leases and rental costs.

         Selling, general and administrative expenses increased $163,028 to $2,061,685 in the first quarter of 2003 from $1,898,657 in the comparable quarter in 2002. This was a decrease as a percent of net sales to 18.6% in 2003 from 20.5% in 2002. This was the result of the rate of sales growing faster than the selling, general, and administrative costs. The decrease was also attributable to the reduction of legal expenses, and not having research and development costs of $220,117, as was incurred in 2002, to develop a new railing system.

         The operating income for the quarter ended March 31, 2003 was $418,715, a decrease of $146,380 (26%) when compared to $565,095 of operating income for the quarter ended March 31, 2002. This decrease was the result of increased cost of sales and the overall rate of sales increase being about the same as the overall cost increases.

         The net income for the quarter ended March 31, 2003 was $108,233, as compared to a profit of $208,443 for the quarter ended March 31, 2002, a $100,210 decrease.

  LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had a working capital deficit of $5.7 million compared to a working capital deficit of $6.6 million at December 31, 2002. The Company expended approximately $6.0 million on capital expansion during the year ended 2002, primarily on improving our equipment at both production facilities in the areas of extrusion, raw material processing and plastic production. The reduction in the working capital deficit is primarily attributable to the Company's improving its production processes, reducing costs, paying down the notes payable and making a profit. The Company's continued capital expansion for customer requirements contributed to the deficit not being further reduced during the period. The Company expended approximately $820,334 on capital projects during the quarter ended March 31, 2003. The $5.7 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to issue short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. The Company generated sufficient cash flow to more than cover debt service.

         The Company closed a $16.5 million tax-exempt bond financing during the fourth quarter of 1999, which was intended to refinance existing obligations, shift construction and expansion related accounts payable into long-term financing and provide additional financing of capital expenditures. The bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the bonds were repurchased by the bondholder and a new reset date of October 13, 2001 was established. Just prior to that date, the tragedy of September 11, 2001 occurred, and the bond markets were unsettled. While we were seeking to remarket the bonds, we continued to invest additional short-term funds into the Company, and used our cash flow to continue to grow and expand our production capabilities. The bonds are currently due to reset on July 16, 2003. The terms and covenants of the bonds in regard to the Company's financing needs are being reexamined and negotiated with potential buyers. The final reset date for the issuance of the bonds is October 16, 2003. At that time, the bonds will have to be repurchased and retired. Currently, due to the circumstances in the Industrial Revenue Bond market, the slowing economy, low interest rates and the uncertainty concerning Iraq and the Middle Eastern region, it is questionable if the bonds will be rolled over past October 16, 2003, or if alternative financing at more competitive rates can be acquired. Therefore, the bonds could be repurchased with its escrowed funds and retired on October 16, 2003. If the bonds are retired, we will have to take a one-time write-off of approximately $1.09 million for costs associated with the initial marketing of the bonds and the rollover attempts to reissue the bonds over the past four years. Because of our increased production capacity, strong customer commitments and the ability to generate sufficient cash flow to cover debt service, we are exploring several financing alternatives of bond and non-bond resources to continue our expansion and to refinance some of our short-term debt. This financing could allow us to complete the projects that are underway in a more timely manner and commence additional projects.

         Cash increased $504,578 in the first quarter of 2003. Significant components of that increase were: (i) cash provided by operating activities of $550,187, which consisted of the net income for the period of $108,233, increased by depreciation and amortization of $933,105 and reduced by other uses of cash of $491,151; (ii) cash used in investing activities of $397,081, and
(iii) cash provided by financing activities of $351,472. Payments on notes during the period were $204,839. At March 31, 2003, the Company had bonds and notes payable in the amount of $24,604,899, of which $20,585,819 was current bonds and notes payable and the current portion of long-term debt. Of the current bonds and notes payable, $3,757,463 or 18% was payable to Marjorie S. Brooks, a major shareholder, and other investors closely associated with the Company. The Company intends to pay down the remaining $1.96 million in bridge notes from cash flow and/or refinancing during 2003 and the final balance upon successful completion of additional financing.

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

ITEM 4.  CONTROL AND PROCEDURES.

         Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Edward J. Lysen, have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Such review was conducted during the week ended May 3, 2003. Based upon their review, these executive officers have concluded that we have an effective system of internal controls and an effective means for timely communication of information required to be disclosed in this Report. Since May 3, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Not applicable

         (b)      Not applicable


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.


BY: /s/ Joe G. Brooks                           /s/ Edward J. Lysen
----------------------------                    -------------------------------
JOE G. BROOKS                                   EDWARD J. LYSEN
Chairman                                        Chief financial officer
Date:  May 15, 2003                             Date:  May 15, 2003

                                 CERTIFICATIONS*

I, Joe G. Brooks, the chairman, co-chief executive officer, and president, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Advanced Environmental Recycling Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                   /s/ JOE G. BROOKS
                                         --------------------------------------
                                                      Joe G. Brooks
                                                Chairman, Co-Chief Executive
                                                 Officer, and President

Dated: May 15, 2003

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                                  CERTIFICATION

I, Stephen W. Brooks, the co-chief executive officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Advanced Environmental Recycling Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ STEPHEN W. BROOKS
                                  -----------------------------------------
                                            Stephen W. Brooks
                                       Co-Chief Executive Officer

Dated: May 15, 2003

                                  CERTIFICATION

I, Edward J. Lysen, the chief financial officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Advanced Environmental Recycling Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ EDWARD J. LYSEN
                                        ----------------------------------
                                                  Edward J. Lysen
                                              Chief Financial Officer

Dated: May 15, 2003