Form 10-Q
period 2003-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2003-08-14
CIK 849706

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         COMMISSION FILE NUMBER 1-10367

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      71-0675758
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          914 N JEFFERSON STREET
           SPRINGDALE, ARKANSAS                                         72764
(Address of Principal Executive Office)                              (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES: NO: X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 11, 2003, the number of shares outstanding of the Registrant's Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 28,510,898 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 Form 10-Q Index

                                                                                        Page
                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  Balance Sheets, June 30, 2003 (unaudited)
                    and December 31, 2002                                                 1-2

                  Statements of Operations, (unaudited)
                    Three Months and Six Months Ended June 30, 2003 and 2002                3

                  Statements of Cash Flows, (unaudited)
                    Six Months Ended June 30, 2003 and 2002                                 4

                  Notes to Financial Statements.                                         5-10

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                                11-17

Item 3.           Quantitative and Qualitative Disclosure about Market Risk.               17

Item 4.           Control and Procedures.                                                  18

                          PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.                                        18

                  Signatures.                                                              19

                  Index to Exhibits.                                                       20

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS

                                     ASSETS

                                                 June 30,     December 31,
                                                   2003           2002
                                               --------------------------
                                               (unaudited)
Current assets:
  Cash                                         $   797,129    $   504,365
  Restricted bond escrow fund                   16,540,022     16,565,549
  Accounts receivable, net of allowance
    of $98,207 at June 30, 2003 and
    December 31, 2002                            4,021,133      2,635,960
  Inventories                                    3,681,673      2,684,336
  Prepaid expenses                                 968,946        343,409
                                               --------------------------
    Total current assets                        26,008,903     22,733,619
                                               --------------------------

Land, buildings and equipment:
  Land                                             889,528        889,528
  Buildings and leasehold improvements           1,093,666      1,615,288
  Machinery and equipment                       23,285,292     24,400,913
  Transportation equipment                         621,774        548,959
  Office equipment                                 678,675        645,012
  Construction in progress                       3,211,665      1,649,937
                                               --------------------------
                                                29,780,600     29,749,637
Less accumulated depreciation                   12,957,316     15,223,727
                                               --------------------------
Net land, buildings and equipment               16,823,284     14,525,910
                                               --------------------------
Other assets, at cost less accumulated
  amortization of $400,168 at June 30, 2003
  and $385,881 at December 31, 2002              2,170,117      2,076,419
                                               --------------------------
                                               $45,002,304    $39,335,948
                                               ==========================

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          June 30,       December 31,
                                                            2003             2002
                                                        -----------------------------
                                                        (unaudited)
Current liabilities:
  Accounts payable - trade                              $  7,030,175     $  4,663,220
  Accounts payable - related parties                       2,634,861        2,234,699
  Current maturities of long-term debt                       311,070          312,050
  Accrued liabilities                                      1,625,271        1,678,286
  Notes payable - related parties                          1,603,833        1,928,833
  Notes payable - other                                    2,706,441        1,974,474
  Bonds payable                                           16,500,000       16,500,000
                                                        -----------------------------
    Total current liabilities                             32,411,651       29,291,562
                                                        -----------------------------
  Long-term debt, less current maturities                  3,975,178        4,068,210
                                                        -----------------------------
  Accrued premium on convertible preferred stock             138,000          214,709
                                                        -----------------------------

  Commitments and contingencies

  Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
     authorized; 2,760 shares issued and outstanding           2,760            2,760
  Class A common stock, $.01 par value; 75,000,000
    shares authorized; 28,510,898 and 28,331,312
    shares issued and outstanding at June 30, 2003
    and December 31, 2002, respectively                      285,109          283,313
  Class B convertible common stock, $.01
     par value; 7,500,000 shares authorized,
     1,465,530 shares issued and outstanding                  14,655           14,655
  Warrants outstanding; 16,590,122 at June 30,
    2003 and December 31, 2002                             7,824,206        7,824,206
  Additional paid-in capital                              24,039,226       23,825,504
  Accumulated deficit                                    (23,688,481)     (26,188,971)
                                                        -----------------------------
     Total stockholders' equity                            8,477,475        5,761,467
                                                        -----------------------------
                                                        $ 45,002,304     $ 39,335,948
                                                        =============================

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,

                                                   2003             2002             2003             2002
                                               -----------------------------     -----------------------------
Net sales                                      $ 10,086,456     $ 10,289,049     $ 21,196,238     $ 19,571,728

Cost of goods sold                                7,733,752        7,613,103       16,363,134       14,432,030
                                               -----------------------------     -----------------------------

Gross margin                                      2,352,704        2,675,946        4,833,104        5,139,698

Selling and administrative costs                  2,265,826        1,924,200        4,297,151        3,575,393
Research and development                             25,498                -           25,498          220,117
                                               -----------------------------     -----------------------------
Operating income                                     61,380          751,746          510,455        1,344,188

Other income (expense)
Insurance proceeds related to lost income           824,299                -          824,299                -
Interest income                                      48,932           70,933          104,477          184,772
Interest expense                                   (351,575)        (341,705)        (678,962)        (767,043)
                                               -----------------------------     -----------------------------
                                                    521,656         (270,772)         249,814         (582,271)
                                               -----------------------------     -----------------------------
Income before accrued premium on preferred
  stock                                             583,036          480,974          760,269          761,917
Accrued premium on preferred stock                  (69,000)         (67,583)        (138,000)        (140,083)
                                               -----------------------------     -----------------------------
Net income applicable to common stock before
 extraordinary item                                 514,036          413,391          622,269          621,834
Extraordinary gain on involuntary conversion
 of non-monetary assets due to fire               1,878,221                -        1,878,221                -
                                               -----------------------------     -----------------------------
Net income applicable to common stock
   after extraordinary item                    $  2,392,257     $    413,391     $  2,500,490     $    621,834
                                               =============================     =============================
Income per share of common
  stock before extraordinary item (Basic)      $       0.02     $       0.01     $       0.02     $       0.02
                                               =============================     =============================
Income per share of common
  stock before extraordinary item (Diluted)    $       0.01     $       0.01     $       0.02     $       0.01
                                               =============================     =============================
Income per share of common
  stock after extraordinary item (Basic)       $       0.08     $       0.01     $       0.08     $       0.02
                                               =============================     =============================
Income per share of common
  stock after extraordinary item (Diluted)     $       0.06     $       0.01     $       0.06     $       0.01
                                               =============================     =============================
Weighted average number of common shares
   outstanding - Basic                           29,874,663       29,686,925       29,835,537       29,224,076
                                               =============================     =============================
Weighted average number of common shares
   outstanding - Diluted                         39,944,898       44,465,966       40,259,687       43,307,267
                                               =============================     =============================

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                     ---------------------------
                                                         2003            2002
                                                     ---------------------------
Cash flows from operating activities:
 Net income applicable to common stock               $ 2,500,490     $   621,834
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization                         1,709,299       1,335,298
 Premium accrued on preferred stock                      138,000         140,083
 Decrease in other assets                                 62,662         106,160
Changes in current assets and current liabilities        526,631         885,024
                                                     -----------     -----------
Net cash provided by operating activities              4,937,082       3,088,399
                                                     -----------     -----------

Cash flows from investing activities:
 Purchases of land, buildings and equipment           (4,077,565)     (1,804,036)
                                                     -----------     -----------

Cash flows from financing activities:
 Proceeds from issuance of notes                               -         250,000
 Payments on notes                                      (656,023)       (346,913)
 Increase (decrease) in outstanding advances on
  factored receivables                                   259,917        (973,232)
 Debt acquisition costs                                 (170,647)       (108,488)
 Proceeds from exercise of stock options and
  warrants, net                                                -         278,675
                                                     -----------     -----------
 Net cash used in financing activities                  (566,753)       (899,958)
                                                     -----------     -----------

 Increase in cash                                        292,764         384,405

Cash, beginning of period                                504,365         755,601
                                                     -----------     -----------

Cash, end of period                                  $   797,129     $ 1,140,006
                                                     ===========     ===========

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1: UNAUDITED INFORMATION

         Advanced Environmental Recycling Technologies, Inc. ("AERT" or "the Company") has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). However, all adjustments have been made to the accompanying financial statements that are, in the opinion of the Company's management, of a normal recurring nature and necessary for a fair presentation of the Company's operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The Company has reclassified certain prior period amounts to conform to the current period presentation.

NOTE 2: DESCRIPTION OF THE COMPANY

         AERT manufactures a line of composite building materials from reclaimed plastic and wood fiber waste for certain specialized applications in the construction industry. The Company markets this material as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring. The Company is comprised of four manufacturing facilities which are located in Junction, Texas, Springdale and Lowell, Arkansas and Alexandria, Louisiana. The Company's customers primarily consist of a number of regional and national door and window manufacturers, industrial flooring companies and Weyerhaeuser, the Company's primary decking customer.

NOTE 3: CURRENT OPERATIONS

         On March 28, 2003, the Company had an accidental fire at the Junction, Texas plant. The Company was given permission to begin demolition and the rebuilding of a portion of the production facility on April 16, 2003. One extrusion line in the plant, which was partially damaged, was repaired, the electrical system for the production facility was replaced and a portion of the building covering the extrusion area has been replaced. The extrusion line was rebuilt and became operational on May 20, 2003. The remaining portion of the building to be rebuilt and remaining infrastructure will be completed by the end of the fourth quarter. The Junction plant was, and is, fully insured for fire damage and business interruption. As of June 30, 2003, we have received $3.0 million in insurance proceeds related to this incident. There is no assurance as to the timing of the completion of the remaining extrusion line. Concurrently, the Company installed another extrusion line in the Springdale, Arkansas plant. This extrusion line became operational on June 9, 2003. With the completion of these lines, the production capacity is the same as before the fire. At this time, there has been minimal disruption in meeting the customers' needs although several new product introductions were delayed.

         Due to the Junction facility fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. At June 30, 2003, approximately $2.04 million had been invested in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility have resulted in an extraordinary gain of $1,878,221 for the second quarter of 2003. The gain was not tax affected due to the existence of significant net operating loss carryforwards. Additionally, the Company recorded $978,156 in business interruption insurance during the second quarter of 2003, which consists of $824,299 to replace lost income and $153,857 to cover fixed expenses. At June 30, 2003, approximately $1.4 million is included in accounts receivable for expected insurance reimbursements.

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

                                                                    2003            2002
                                                                (UNAUDITED)     (UNAUDITED)
                                                                ------------    -----------
Receivables ................................................    $  (440,161)    $   886,682
Inventories ................................................       (997,337)       (287,522)
Prepaid expenses and other .................................        304,108          80,658
Accounts payable -
  Trade and related parties ................................      1,713,036        (314,898)
Accrued liabilities ........................................        (53,015)        520,104
                                                                -----------     -----------
                                                                $   526,631     $   885,024
                                                                ===========     ===========
Cash paid for interest .....................................    $   449,842     $   587,796
                                                                ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                   2003        2002
                                                               (UNAUDITED)  (UNAUDITED)
                                                               -----------  -----------
Notes payable for financing of insurance policies ..........     $903,309     $346,619
Accounts / notes payable for equipment .....................      859,833      300,943
Accrued premium paid with Class A common stock .............      214,709      367,779

NOTE 5: SIGNIFICANT ACCOUNTING POLICIES

  REVENUE RECOGNITION POLICY

         The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at time of shipment. Sales are recorded net of discounts, rebates and returns.

  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                                                JUNE 30, 2003    DECEMBER 31,
                                                                 (UNAUDITED)        2002
                                                                -------------    ------------
Raw materials ..............................................      $3,096,315      $2,090,807
Work in process ............................................         292,996         307,775
Finished goods .............................................         292,362         285,754
                                                                  ----------      ----------
                                                                  $3,681,673      $2,684,336
                                                                  ==========      ==========

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

  STOCK-BASED COMPENSATION

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarter and six months.

                                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------------------------------
                                                             2003                   2002                2003                2002
                                                 ---------------------------------------------------------------------------------
                                                    BEFORE          AFTER                       BEFORE        AFTER
                                                    EXTRA-          EXTRA-                      EXTRA-        EXTRA-
                                                  ORDINARY        ORDINARY                     ORDINARY      ORDINARY
                                                     ITEM           ITEM                         ITEM          ITEM
                                                 ---------------------------------------------------------------------------------
Net income applicable to common stock,
as reported .................................    $   514,036    $   2,392,257   $   413,391  $   622,269   $  2,500,490  $ 621,834

Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards ..................................        131,443          131,443       252,802      195,822        195,822    352,776
                                                 ---------------------------------------------------------------------------------
Net income applicable to common stock,
pro forma ...................................    $   382,593    $   2,260,814   $   160,589  $   426,447   $  2,304,668  $ 269,058
Net income per share of common stock:
Basic - as reported .........................    $      0.02    $        0.08   $      0.01  $      0.02   $       0.08  $    0.02
Basic - pro forma ...........................    $      0.01    $        0.06   $      0.01  $      0.01   $       0.08  $    0.01
Diluted - as reported .......................    $      0.01    $        0.06   $      0.01  $      0.02   $       0.06  $    0.01
Diluted - pro forma .........................    $      0.01    $        0.06   $      0.00  $      0.01   $       0.06  $    0.01

NOTE 6: INCOME TAXES

         No income tax provision was recorded for the six months ended June 30, 2003 and 2002, due to the realization of previously unrecognized net operating loss carryforwards.

NOTE 7: SEGMENT INFORMATION

         SFAS NO. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are defined as a component of an enterprise:

         - That engages in business activities from which it may earn revenues and expenses;

         - Whose operating results are regularly reviewed by the enterprise's chief operating decision-maker; and

         -        For which discrete financial information is available.

         As of June 30, 2003, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line; neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

NET SALES -THREE MONTHS ENDED JUNE 30,                               2003             2002
----------------------------------------------------------------------------------------------
Commercial and residential decking surface components ......      $ 8,128,731      $ 8,160,258
Exterior door, window and housing trim components ..........        1,859,826        2,079,383
Industrial flooring ........................................           97,899           49,408
                                                                  ----------------------------
                                                                  $10,086,456      $10,289,049
                                                                  ============================

NET SALES -SIX MONTHS ENDED JUNE 30,                                 2003             2002
----------------------------------------------------------------------------------------------
Commercial and residential decking surface components ......      $17,479,188      $15,939,531
Exterior door, window and housing trim components ..........        3,505,087        3,481,868
Industrial flooring ........................................          211,963          150,329
                                                                  ----------------------------
                                                                  $21,196,238      $19,571,728
                                                                  ============================

GROSS MARGIN - THREE MONTHS ENDED JUNE 30,

                                           2003                           2002
                               SPRINGDALE       JUNCTION       SPRINGDALE      JUNCTION
                               --------------------------      --------------------------
Net revenues ............      $9,281,256      $  805,200      $6,646,898      $3,642,151
Cost of goods sold ......       7,129,657         604,095       4,783,129       2,829,974
                               --------------------------      --------------------------
Gross margin ............      $2,151,599      $  201,105      $1,863,769      $  812,177
                               ==========================      ==========================

GROSS MARGIN - SIX MONTHS ENDED JUNE 30,

                                           2003                              2002
                                SPRINGDALE       JUNCTION        SPRINGDALE        JUNCTION
                               ----------------------------      ----------------------------
Net revenues ............      $16,954,773      $ 4,241,465      $12,723,411      $ 6,848,317
Cost of goods sold ......       13,069,434        3,293,700        8,929,687        5,502,343
                               ----------------------------      ----------------------------
Gross margin ............      $ 3,885,339      $   947,765      $ 3,793,724      $ 1,345,974
                               ============================      ============================

NOTE 8: EARNINGS PER SHARE

         The Company calculates and discloses earnings per share (EPS) in accordance with SFAS No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 replaces the presentation of Primary EPS with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE.

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

                                                             THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------------
                                                                2003                         2002
                                                   ---------------------------------------------------
                                                      BEFORE              AFTER
                                                      EXTRA-              EXTRA-
                                                    ORDINARY            ORDINARY
                                                       ITEM               ITEM
                                                   ---------------------------------------------------
Net income (A)                                     $    514,036       $  2,392,257       $    413,391
                                                   ===================================================

Assumed exercise of stock options
and warrants ................................        18,256,137         18,256,137         20,887,319

Application of assumed proceeds
toward repurchase of
stock .......................................        (8,185,902)        (8,185,902)        (6,185,791)
                                                   ---------------------------------------------------
Net additional shares issuable ..............        10,070,235         10,070,235         14,701,528
                                                   ===================================================

Adjustment of shares outstanding:
Weighted average common shares
outstanding .................................        29,874,663         29,874,663         29,686,925
Net additional shares issuable ..............        10,070,235         10,070,235         14,701,528
                                                   ---------------------------------------------------
Adjusted shares outstanding (B)                      39,944,898         39,944,898         44,388,453
                                                   ===================================================
Net income per common share -
Diluted (A) divided by (B)                         $       0.01       $       0.06       $       0.01
                                                   ===================================================

                                                               SIX MONTHS ENDED JUNE 30,
                                                   --------------------------------------------------
                                                                 2003                        2002
                                                   --------------------------------------------------
                                                      BEFORE             AFTER
                                                      EXTRA-             EXTRA-
                                                     ORDINARY           ORDINARY
                                                       ITEM               ITEM
                                                   --------------------------------------------------
Net income (A)                                     $    622,269       $  2,500,490       $    621,834
                                                   ==================================================

Assumed exercise of stock options
and warrants ................................        20,707,819         20,707,819         20,837,319

Application of assumed proceeds
toward repurchase of
stock .......................................       (10,283,669)       (10,283,669)        (6,787,462)
                                                   --------------------------------------------------
Net additional shares issuable ..............        10,424,150         10,424,150         14,049,857
                                                   ==================================================

Adjustment of shares outstanding:
Weighted average common shares
outstanding .................................        29,835,537         29,835,537         29,224,076
Net additional shares issuable ..............        10,424,150         10,424,150         14,049,857
                                                   --------------------------------------------------
Adjusted shares outstanding (B)                      40,259,687         40,259,687         43,273,933
                                                   ==================================================
Net income per common share -
Diluted (A) divided by (B)                         $       0.02       $       0.06       $       0.01
                                                   ==================================================

         The Company has additional options and warrants that were not included in the calculation of diluted earnings per share (EPS). Those options (for 1,606,000 shares and for 1,531,000 shares) and warrants (for 4,749,598 shares and for 2,333,933 shares) were either antidilutive and/or not exercisable during the three and six months ended June 30, 2003, respectively. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         AERT develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes. The Company's products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe's Companies, Inc. (Lowe's) and Therma-Tru Corporation. The Company's products are marketed under the trade names LifeCycle(R), MoistureShield(R), Weyerhaeuser ChoiceDek(R) Classic, Weyerhaeuser ChoiceDek(R) Plus and Weyerhaeuser ChoiceDek(R) Premium.

PRODUCTS

         Using the same basic material, the Company manufactures three product lines:

         - Commercial and residential decking planks and accessories such as balusters and handrails (ChoiceDek);

         -        Exterior door, window and housing trim components
                  (MoistureShield); and

         -        Industrial flooring.

         The wood fiber content of the Company's products gives them many properties similar to all-wood products, but the Company believes the plastic content makes the products superior to either all-wood or all-plastic alternatives because:

         - They are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products;

         - They are engineered for superior moisture-resistance and will not swell or expand like wood;

         - Unlike wood, they do not require preservatives or treatment with toxic chemicals such as chromated copper arsenic (CCA), nor do they require yearly water sealing or staining;

         - They can be designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste;

         - They are less subject to rotting, cracking, warping, splintering, insect infestation and water absorption than conventional wood materials; and

         - When combined with our unique tie coat primer, the life of exterior paint can be greatly enhanced, thus creating a low-maintenance non-wood trim and fascia system designed to enhance and complement fiber cement siding.

         The Company's composites manufacturing process involves proprietary technologies, certain of which are patented. The Company also uses manufacturing equipment that has been custom-built or modified to the Company's specifications. The Company's composite building material became a patented product in June 1998 under U.S. Patent No. 5,759,680.

MANUFACTURING

         During the second quarter of 2003, the following developments with respect to the Company's manufacturing facilities occurred:

         - On March 28, 2003, the Company had an accidental fire at the Junction plant. The Company was given permission to begin demolition and the rebuilding of a portion of the production facility on April 16, 2003. One extrusion line in the plant, which was partially damaged, was repaired, the electrical system for the production facility was replaced and a portion of the building covering the extrusion area has been replaced. The extrusion line was operational on May 20, 2003. The remaining portion of the building to be rebuilt and remaining infrastructure will be completed by the end of the fourth quarter. There is no assurance as to the timing of the completion of the remaining extrusion line.

         - The Company installed a fifth extrusion line in Springdale, Arkansas which became operational on June 9, 2003. Springdale now has five extrusion lines and a plastic recycling facility.

         - In late 2002, the Company acquired another plastics recycling facility in Northwest Arkansas. The Company is nearing completion of the upgrade of this facility and it is expected to be in production by the end of the third quarter of 2003.

         - The Company entered into a lease for plastic recycling equipment and a facility in Alexandria, Louisiana on May 27, 2003, and commenced operations on June 23, 2003. This will increase the Company's in-house capacity for processing plastic, and

         - The Company recently initiated work on the road and bridge infrastructure on an adjoining 18.6-acre tract that is south of the existing Springdale, Arkansas facility. This effort will join the two properties into a larger complex. The building on the south property will include manufacturing and warehousing and is anticipated to be completed during the first half of 2004.

         The Company is constantly upgrading and improving the Company's facilities to expand capacities and improve efficiencies. Expansion plans are prioritized around increasing plastic recycling capacity and lowering raw material costs. There is no assurance funds will be available on a timely basis complete such projects or to prevent some construction projects from being delayed (see Liquidity and Capital Resources).

  RESULTS OF OPERATIONS

  QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

         Net sales decreased to $10,086,456 for the quarter ended June 30, 2003, which represented a decrease of $202,593 or 2% from the quarter ended June 30, 2002. The second quarter 2003 composite net sales consisted of decking product (ChoiceDek) sales of $8,128,731; and door, window and housing trim component (MoistureShield) and industrial flooring sales of $1,957,725. These figures compare with second quarter 2002 ChoiceDek sales of $8,160,258 and MoistureShield and industrial flooring sales of $2,128,791. The main reason for the lack of sales growth in ChoiceDek is attributable to the fire at Junction, whose major product is ChoiceDek. The Junction plant produced $2,836,951 less ChoiceDek in the second quarter of 2003 as compared to the second quarter of 2002. The loss of this Junction revenue also partially contributed to the increase in expense percentages when compared to expense data from 2002 to 2003.

         The Springdale plant reported composite net sales of $9,281,256 in the second quarter of 2003, compared to $6,646,898 in the second quarter of 2002, a 40% increase. The Junction, Texas plant net sales were $805,200 in the second quarter of 2003, a 78% decrease from $3,642,151 in the second quarter of 2002.

         Cost of goods sold increased $120,649, from $7,613,103 for the quarter ended June 30, 2002, to $7,733,752 in 2003. As a percentage of sales, cost of goods sold increased 2.7% to 76.7% for the quarter ended June 30, 2003, as compared to 74.0% for the same period in 2002. The major changes in cost of goods sold were as follows: raw materials, as a percentage of sales, increased 5.3% to 26.1% in 2003 from 20.8% in the second quarter of 2002; direct labor remained constant at 17.3%; and manufacturing overhead decreased 2.8% as a percentage of sales to 33.2% in 2003 from 36% for the second quarter of 2002. The Springdale plant cost of goods sold increased as a percentage of sales by 4.8% to 76.8% in 2003, from 72.0% in 2002. The Texas plant cost of goods sold decreased 2.7% to 75.0% in 2003, from 77.7% in 2002. The raw material cost increase was attributed to the rising prices of raw material.

         Significant cost categories were as follows for the quarter ended June 30:

                                       2003            2002
                                    ----------      ----------
Payroll and payroll taxes ....      $2,560,286      $2,538,106
Depreciation .................         750,435         659,579
Raw materials ................       2,632,764       2,138,902
Other ........................       1,790,267       2,276,516
                                    ----------      ----------
Total ........................      $7,733,752      $7,613,103
                                    ==========      ==========

         Selling, general and administrative expenses increased $341,626 in the second quarter of 2003 to $2,265,826, compared to $1,924,200 for 2002. As a percentage of sales, selling and administrative expenses increased to 22.5% from 18.7% in 2002. The increase in the costs is primarily due to the increase in our sales staffing and related customer services expense.

         As is shown in the statement of operations after operating income there is a contribution of $824,299 in business interruption insurance proceeds, related to the Junction fire, to the second quarter net income.

         Net income before the extraordinary item for the quarter ended June 30, 2003 was $514,036. This is an earnings increase of $100,645 when compared to the net income of $413,391 for the second quarter of 2002. The net income for the quarter ended June 30, 2003 after the extraordinary gain of $1,878,221 on the disposition of assets was $2,392,257.

         Due to the Junction facility fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. At June 30, 2003, approximately $2.04 million had been invested in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility have resulted in an extraordinary gain of $1,878,221 for the second quarter of 2003. The gain was not tax affected due to the existence of significant net operating loss carryforwards. Additionally, the Company recorded $978,156 in business interruption insurance during the second quarter of 2003, which consists of $824,299 to replace lost income and $153,857 to cover fixed expenses. At June 30, 2003 approximately $1.4 million is included in accounts receivable for expected insurance reimbursements.

         There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not increase, that sales price increases will be possible or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Net sales increased to $21,196,238 for the six months ended June 30, 2003, which represented an increase of $1,624,510 or 8.3% over the same period a year ago. The six months composite net sales consisted of decking product (ChoiceDek) net sales of $17,479,188, and door, window and housing trim components (MoistureShield) and industrial flooring net sales of $3,717,050. These figures compare to the same period a year ago of ChoiceDek net sales of $15,939,531 and MoistureShield and industrial flooring net sales of $3,632,197.

         The main reason for slower growth in ChoiceDek sales is attributable to the fire at Junction, whose major product is ChoiceDek. Junction produced $2,836,951 less ChoiceDek in the six months in 2003 than in the comparable six months in 2002. The loss of the Junction revenue also partially contributed to the increase in expense percentages when comparing data from 2002 to 2003.

         The Springdale, Arkansas plant reported composite net sales of $16,954,773 for the six month period ended June 30, 2003, compared to $12,723,411 for the same period a year ago, which represented a 33% increase. The Junction, Texas plant net sales decreased to $4,241,465 for the six month period ended June 30, 2003, from $6,848,317 for the same period a year ago, a 38% decrease. The decrease in sales was attributed to a slow start at the beginning of 2003, as operational improvements were being implemented, and the fire in Junction on March 28, 2003.

         Cost of goods sold increased $1,931,104 from $14,432,030 for the six month period ended June 30, 2002, to $16,363,134. As a percentage of sales, cost of goods sold increased 3.5% to 77.2% for the six month period ended June 30, 2003, as compared to 73.7% for the same period a year ago. The major changes in cost of goods sold were as follows: as a percentage of sales, raw material increased 5.5%, direct labor decreased 0.1%, and manufacturing overhead decreased 1.9%. The Springdale plant cost of goods sold increased 6.9% as a percentage of sales to 77.1% for the six month period in 2003, from 70.2% for the same period in 2002. The Junction plant cost of goods sold decreased 2.6% for the six month period in 2003, from 80.3% for the same period in 2002. The raw material cost increase was attributed to the rising prices of raw material.

         Significant cost categories were as follows for the six months ended June 30:

                                       2003             2002
                                    -----------      -----------
Payroll and payroll taxes ....      $ 5,172,308      $ 4,745,344
Depreciation .................        1,590,546        1,338,949
Raw materials ................        5,686,053        4,176,298
Other ........................        3,914,227        4,171,439
                                    -----------      -----------
Total ........................      $16,363,134      $14,432,030
                                    ===========      ===========

         Selling, general and administrative expenses increased $721,758 for the six month period ended June 30, 2003 to $4,297,151 when compared to $3,575,393. However, this was an increase of 2.0% as a percentage of sales to 20.3% for the six month period in 2003 from 18.3% for the same period in 2002. The increase in the costs is primarily due to the increase in our sales staffing and related customer services expense.

         As is shown in the statement of operations, after operating income there is a contribution of $824,299 in business interruption insurance proceeds to the second quarter net income.

         Net income before the extraordinary item for the six month period ended June 30, 2003 was $622,269. This is an earnings increase of $435 when compared to net income of $621,834 for the same period in 2002. The net income for the six months ended June 30, 2003 after the extraordinary gain of $1,878,221 on the disposition of assets was $2,500,490.

         Due to the Junction facility fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. At June 30, 2003, approximately $2.04 million had been invested in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility have resulted in an extraordinary gain of $1,878,221 for the second quarter of 2003. The gain was not tax affected due to the existence of significant net operating loss carryforwards. Additionally, the Company recorded $978,156 in business interruption insurance during the second quarter of 2003, which consists of $824,299 to replace lost income and $153,857 to cover fixed expenses. At June 30, 2003 approximately $1.4 million is included in accounts receivable for expected insurance reimbursements.

         There can be no assurance that the Company can attain its anticipated continued operating improvements, that the raw material costs will not increase and that sales price increases will be possible, or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

  LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company had a working capital deficit of $6.4 million compared to a working capital deficit of $6.6 million at December 31, 2002. The Company expended approximately $6.0 million on capital expansion during the year ended 2002, primarily on improving our equipment at both production facilities in the areas of extrusion, raw material processing and plastic production. The reduction in the working capital deficit is primarily attributable to the Company's improving its production processes, reducing costs, paying down the notes payable and making a profit. The Company's continued capital expansion for customer requirements contributed to the deficit not being further reduced during the period. Excluding $2.04 million spent to reconstruct the Junction facility, the Company expended approximately $2.08 million on capital projects during the quarter ended June 30, 2003. The $6.4 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to issue short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. The Company generated sufficient cash flow to more than cover debt service.

         The Company closed a $16.5 million tax-exempt bond financing during the fourth quarter of 1999, which was intended to refinance existing obligations, shift construction and expansion related accounts payable into long-term financing and provide additional financing of capital expenditures. The bonds were subject to mandatory tender for purchase by the Company in whole on October 13, 2000 (the Reset Date), at which time the bonds were repurchased by the bondholder and a new reset date of October 13, 2001 was established. Just prior to that date, the tragedy of September 11, 2001 occurred, and the bond markets were unsettled. While we were seeking to remarket the bonds, we continued to invest additional short-term funds into the Company, and used our cash flow to continue to grow and expand our production capabilities. The bonds were reset on July 16, 2003. The terms and covenants of the bonds in regard to the Company's financing needs are being reexamined and negotiated with potential buyers. The final reset date for the issuance of the bonds is October 16, 2003. At that time, the bonds will have to be repurchased and retired. Currently, due to the circumstances in the industrial revenue bond market, the slowing economy, low interest rates and the uncertainty concerning Iraq and the Middle Eastern region, it is questionable if the bonds will be rolled over past October 16, 2003, or if alternative financing at more competitive rates can be acquired. Therefore, the bonds could be repurchased with its escrowed funds and retired on October 16, 2003. If the bonds are retired, we will have to take a one-time write-off of approximately $1.2 million for costs associated with the initial marketing of the bonds and the rollover attempts to reissue the bonds, over the past four years. Because of our increased production capacity, strong customer commitments and the ability to generate sufficient cash flow to cover debt service, we are exploring several financing alternatives of bond and non-bond resources to continue our expansion and to refinance some of our short-term debt. This financing could allow us to complete the projects that are underway in a more timely manner and commence additional projects.

         Cash increased $292,764 in the first six months of 2003. Significant components of that increase were: (i) cash provided by operating activities of $4,937,082, which consisted of the net income for the period of $2,500,490, increased by depreciation and amortization of $1,709,299 and increased by other sources of cash of $727,293; (ii) cash used in investing activities of $4,077,565, and (iii) cash used in financing activities of $566,753. Payments on notes during the period were $656,023. At June 30, 2003, the Company had bonds and notes payable in the amount of $25.1 million, of which $21.1 million was current bonds and notes payable and the current portion of long-term debt. Of the current bonds and notes payable, $3.5 million or 17% was payable to Marjorie S. Brooks, a major shareholder, and other investors closely associated with the Company. The Company intends to pay down the remaining $1.96 million in bridge notes upon successful completion of additional financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company has no material exposures relating to its long-term debt, due to virtually all of the Company's long-term debt bearing interest at fixed rates. The Company depends on the market for favorable long-term mortgage rates to help generate sales of its product to its customers for use in the residential construction industry. Should mortgage rates increase substantially, the Company could be impacted by a reduction in the residential construction industry. Important raw materials purchased by the Company are recycled plastic and wood fiber, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with certain of its principal suppliers on a term basis.

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

ITEM 4. CONTROL AND PROCEDURES.

         Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Edward J. Lysen, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) that we have in place with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Such review was conducted as of the end of the period covered by this Form 10-Q. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. Subsequent to this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the second quarter of 2003.

         The Company files herewith the following exhibits:

EXHIBIT
NUMBER                             DESCRIPTION
 3.1     Certificate of Incorporation, including Certificate of Amendment filed on June 12, 1989(a) and Certificate of Amendment filed on August
         22, 1989(b).

 3.2     Certificate of Designation of Class B common stock(a).

 3.3     Certificate of Designation of Series A Preferred Convertible Stock(c).

 3.4     Certificate of Designation of Series B Preferred Convertible Stock(c).

 3.5     Certificate of Designation of Series C Preferred Convertible Stock(c).

 3.6     Bylaws of Registrant(a).

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's chairman, co-chief executive officer and president

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's co-chief executive officer

31.3     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's chief financial officer

32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's chairman, co-chief executive officer and president

32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's co-chief executive officer

32.3     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's chief financial officer

--------

(a) Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b) Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)  Filed with Form 10-K for December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BY: /s/ Joe G. Brooks                              /s/ Edward J. Lysen
----------------------------                       -----------------------------
JOE G. BROOKS                                      EDWARD J. LYSEN
Chairman                                           Chief Financial Officer
Date: August 14, 2003                              Date: August 14, 2003

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION

 3.1 Certificate of Incorporation, including Certificate of Amendment filed on June 12, 1989(a) and Certificate of Amendment filed on August
         22, 1989(b).

 3.2     Certificate of Designation of Class B common stock(a).

 3.3     Certificate of Designation of Series A Preferred Convertible Stock(c).

 3.4     Certificate of Designation of Series B Preferred Convertible Stock(c).

 3.5     Certificate of Designation of Series C Preferred Convertible Stock(c).

 3.6     Bylaws of Registrant(a).

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's chairman, co-chief executive officer and president,

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's co-chief executive officer

31.3     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's chief financial officer

32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's chairman, co-chief executive officer and president

32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's co-chief executive officer

32.3     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, 18 U.S.C. Section 1350, by the Company's chief financial officer

--------

(a) Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b) Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)  Filed with Form 10-K for December 31, 1998.