Form 10-Q
period 2003-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2003-11-14
CIK 849706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES: [ ] NO: [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 2003, the number of shares outstanding of the Registrant's Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 28,600,326 and the number of shares outstanding of the Registrant's Class B Common Stock was 1,465,530.

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

                                 Form 10-Q Index

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements.

          Balance Sheets, September 30, 2003 (unaudited)
            and December 31, 2002                                            1-2

          Statements of Operations, (unaudited)
            Three Months and Nine Months Ended September 30,
             2003 and 2002                                                     3

          Statements of Cash Flows, (unaudited)
            Nine Months Ended September 30, 2003 and 2002                      4

          Notes to Financial Statements.                                    5-11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                           12-18

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.          18

Item 4.   Control and Procedures.                                             19


                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                   20

          Signatures.                                                         22

          Index to Exhibits.                                                  23



ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS

                                     ASSETS

                                                                      SEPTEMBER 30,            DECEMBER 31,
                                                                          2003                     2002
                                                                      -----------              -----------
                                                                      (UNAUDITED)
Current assets:
  Cash                                                                $   323,817              $   504,365
  Restricted bond escrow fund                                          16,528,389               16,565,549
  Accounts receivable, net of allowance of $92,207
    at September 30, 2003 and $98,207 at
    December 31, 2002                                                   2,697,693                2,635,960
  Inventories                                                           3,911,173                2,684,336
  Prepaid expenses                                                        690,079                  343,409
                                                                      -----------              -----------
    Total current assets                                               24,151,151               22,733,619
                                                                      -----------              -----------
Land, buildings and equipment:
  Land                                                                    889,528                  889,528
  Buildings and leasehold improvements                                  2,806,613                1,615,288
  Machinery and equipment                                              24,972,822               24,400,913
  Transportation equipment                                                671,208                  548,959
  Office equipment                                                        684,891                  645,012
  Construction in progress                                              1,870,382                1,649,937
                                                                      -----------              -----------
                                                                       31,895,444               29,749,637
Less accumulated depreciation                                          13,900,878               15,223,727
                                                                      -----------              -----------
Net land, buildings and equipment                                      17,994,566               14,525,910
                                                                      -----------              -----------
Other assets, at cost less accumulated
  amortization of $407,311 at September 30,
  2003 and $385,881 at December 31, 2002                                2,133,146                2,076,419
                                                                      -----------              -----------
                                                                      $44,278,863              $39,335,948
                                                                      ===========              ===========


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      SEPTEMBER 30,             DECEMBER 31,
                                                                          2003                      2002
                                                                       -----------              -----------
                                                                       (UNAUDITED)
Current liabilities:
  Accounts payable - trade                                            $  6,916,949             $  4,663,220
  Accounts payable - related parties                                     2,365,244                2,234,699
  Current maturities of long-term debt                                     319,551                  312,050
  Accrued liabilities                                                    1,908,236                1,678,286
  Notes payable - related parties                                        1,418,833                1,928,833
  Notes payable - other                                                  2,405,024                1,974,474
  Bonds payable                                                         16,500,000               16,500,000
                                                                      ------------             ------------
    Total current liabilities                                           31,833,837               29,291,562
                                                                      ------------             ------------
  Long-term debt, less current maturities                                3,936,734                4,068,210
                                                                      ------------             ------------
  Accrued premium on convertible preferred stock                           207,000                  214,709
                                                                      ------------             ------------
  Commitments and contingencies

  Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
     authorized; 2,760 shares issued and outstanding                         2,760                    2,760
  Class A common stock, $.01 par value; 75,000,000
    shares authorized; 28,575,326 and 28,331,312
    shares issued and outstanding at September 30,
    2003 and December 31, 2002, respectively                               285,753                  283,313
  Class B convertible common stock, $.01
     par value; 7,500,000 shares authorized,
     1,465,530 shares issued and outstanding                                14,655                   14,655
  Warrants outstanding; 16,580,722 at September 30,
    2003 and 16,590,122 at December 31, 2002                             7,818,834                7,824,206
  Additional paid-in capital                                            24,071,804               23,825,504
  Accumulated deficit                                                  (23,892,514)             (26,188,971)
                                                                      ------------             ------------
     Total stockholders' equity                                          8,301,292                5,761,467
                                                                      ------------             ------------
                                                                      $ 44,278,863             $ 39,335,948
                                                                      ============             ============


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                SEPTEMBER 30,                                SEPTEMBER 30,
                                                       --------------------------------            --------------------------------
                                                           2003                 2002                   2003                 2002
                                                       -----------          -----------            -----------          -----------
  Net sales                                            $11,379,799          $11,045,046            $32,576,037          $30,616,774
  Cost of goods sold                                     9,023,305            7,476,121             25,386,439           21,908,151
                                                       -----------          -----------            -----------          -----------
  Gross margin                                           2,356,494            3,568,925              7,189,598            8,708,623

  Selling and administrative costs                       2,411,873            2,368,930              6,739,384            5,944,323
  Research and development                                  23,732                    -                 49,230              220,117
                                                       -----------          -----------            -----------          -----------
  Operating income (loss)                                  (79,111)           1,199,995                400,984            2,544,183

  Other income (expense)
  Insurance proceeds related to lost income                248,013                    -              1,072,312                    -
  Interest income                                           37,693               68,642                142,170              253,414
  Interest expense                                        (394,554)            (329,142)            (1,043,156)          (1,096,185)
                                                       -----------          -----------            -----------          -----------
                                                          (108,848)            (260,500)               171,326             (842,771)
                                                       -----------          -----------            -----------          -----------
  Income (loss) before accrued premium on preferred
     stock                                                (187,959)             939,495                572,310            1,701,412
  Accrued premium on preferred stock                       (69,000)             (69,000)              (207,000)            (209,083)
                                                       -----------          -----------            -----------          -----------
  Net income (loss) applicable to common
     stock before extraordinary item                      (256,959)             870,495                365,310            1,492,329
  Extraordinary gain on involuntary conversion
     of non-monetary assets due to fire                     52,926                    -              1,931,147                    -
                                                       -----------          -----------            -----------          -----------
  Net income (loss) applicable to common
     stock after extraordinary item                    $  (204,033)         $   870,495            $ 2,296,457          $ 1,492,329
                                                       ===========          ===========            ===========          ===========
  Income (loss) per share of common
     stock before extraordinary item (Basic)           $     (0.01)         $      0.03            $      0.01          $      0.05
                                                       ===========          ===========            ===========          ===========
  Income (loss) per share of common
     stock before extraordinary item (Diluted)         $     (0.01)         $      0.02            $      0.01          $      0.03
                                                       ===========          ===========            ===========          ===========
  Income (loss) per share of common
     stock after extraordinary item (Basic)            $     (0.01)         $      0.03            $      0.08          $      0.05
                                                       ===========          ===========            ===========          ===========
  Income (loss) per share of common
     stock after extraordinary item (Diluted)          $     (0.01)         $      0.02            $      0.06          $      0.03
                                                       ===========          ===========            ===========          ===========
  Weighted average number of common shares
     outstanding - Basic                                30,005,619           29,791,653             29,893,298           29,415,338
                                                       ===========          ===========            ===========          ===========
  Weighted average number of common shares
     outstanding - Diluted                              30,005,619           42,661,083             40,800,332           43,090,477
                                                       ===========          ===========            ===========          ===========


The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              ---------------------------------
                                                                                 2003                   2002
                                                                              ----------             ----------
  Cash flows from operating activities:
   Net income applicable to common stock                                      $2,296,457             $1,492,329
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                               2,660,004              2,235,604
   Premium accrued on preferred stock                                            207,000                209,083
   Extraordinary gain or involuntary conversion of
    non-monetary assets due to fire                                           (1,931,147)                    --
   (Increase) decrease in other assets                                           129,315                (56,825)
  Changes in current assets and current liabilities                            1,387,331                471,868
                                                                              ----------             ----------
  Net cash provided by operating activities                                    6,680,107              4,352,059
                                                                              ----------             ----------
  Cash flows from investing activities:
   Purchases of land, buildings and equipment                                 (5,400,140)            (3,257,540)
  Insurance proceeds from involuntary disposition of
   property and equipment                                                      2,876,159                     --
                                                                              ----------             ----------
  Net cash used in investing activities                                       (2,523,981)            (3,257,540)

  Cash flows from financing activities:
   Proceeds from issuance of notes                                                     -                250,000
   Payments on notes                                                          (1,296,835)              (557,421)
   Increase (decrease) in outstanding advances on
    factored receivables                                                          15,942               (716,189)
   Debt acquisition costs                                                       (207,472)              (250,581)
   Proceeds from exercise of stock options and
    warrants, net                                                                 27,850                293,683
                                                                              ----------             ----------
   Net cash used in financing activities                                      (1,460,515)              (980,508)
                                                                              ----------             ----------
   Increase (decrease) in cash                                                  (180,548)               114,011
  Cash, beginning of period                                                      504,365                755,601
                                                                              ----------             ----------
  Cash, end of period                                                           $323,817               $869,612
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

NOTE 3: CURRENT OPERATIONS

         On March 28, 2003, the Company had an accidental fire at the Junction, Texas plant. The Company was given permission to begin demolition and the rebuilding of a portion of the production facility on April 16, 2003. One extrusion line in the plant, which was partially damaged, was repaired, the electrical system for the production facility was replaced and a portion of the building covering the extrusion area was replaced. The extrusion line was rebuilt and became operational on May 20, 2003. Concurrently, the Company installed another extrusion line in the Springdale, Arkansas plant, which became operational on June 9, 2003. With the completion of these lines, the production capacity is the same as before the fire. At this time, there has been minimal disruption in meeting the customers' needs although several new product introductions were delayed.

         The rebuild of the second extrusion line and the raw material system at the Junction, Texas facility is expected to be completed by the end of the first quarter of 2004. This will complete the rebuilding of the Junction Plant. There is no assurance as to the timing of the completion of the remaining extrusion line. The Junction plant was, and is, fully insured for fire damage and business interruption. As of September 30, 2003, we have received $4.5 million in insurance proceeds related to this incident.

         Due to the Junction facility fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. At September 30, 2003, approximately $3 million had been invested in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility have resulted in a gain of $1,931,147 through September 30, 2003. Additionally, the Company recorded $1,307,066 in business interruption insurance during the second and third quarters of 2003, which consists of $1,072,312 to replace lost income and $234,754 to cover fixed expenses. At September 30, 2003, approximately $250,000 is included in accounts receivable for expected insurance reimbursements.

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


                                                                                  2003                2002
                                                                               (UNAUDITED)         (UNAUDITED)
                                                                               -----------         -----------
Receivables......................................................             $   (61,733)         $ 507,006
Inventories......................................................              (1,226,837)          (442,888)
Prepaid expenses and other.......................................                 594,608            155,597
Accounts payable -
  Trade and related parties......................................                 906,331           (584,420)
Accrued liabilities..............................................                 229,950            836,573
                                                                              -----------          ---------
                                                                              $   442,319          $ 471,868
                                                                              ===========          =========
Cash paid for interest...........................................             $   726,313          $ 881,030
                                                                              ===========          =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


                                                                                     2003                 2002
                                                                                  (UNAUDITED)          (UNAUDITED)
                                                                                  -----------          -----------
Notes payable for financing of insurance policies................                 $  903,309            $346,619
Accounts / notes payable for equipment...........................                  1,652,101             105,264
Accrued premium paid with Class A common stock...................                    214,709             367,779


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

  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:


                                                                              SEPTEMBER 30,            DECEMBER 31,
                                                                                  2003                    2002
                                                                               (UNAUDITED)
                                                                               -----------             -----------
         Raw materials......................................                   $2,354,536              $2,090,807
         Work in process....................................                      551,154                 307,775
         Finished goods.....................................                    1,005,483                 285,754
                                                                               ----------              ----------
                                                                               $3,911,173              $2,684,336
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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarter and nine months.


                                            THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------           ----------------------------------
                                                   2003                   2002                    2003                 2002
                                         ------------------------         ----           -----------------------       ----
                                          BEFORE          AFTER                           BEFORE         AFTER
                                           EXTRA-         EXTRA-                          EXTRA-         EXTRA-
                                         ORDINARY        ORDINARY                        ORDINARY       ORDINARY
                                           ITEM           ITEM                             ITEM           ITEM
                                         --------        --------                        --------       --------
Net income (loss) applicable to
common stock, as reported.........      $(256,959)     $(204,033)        $870,495       $365,310      $2,296,457    $1,492,329
Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards........................         146,145        146,145         244,903        341,967         341,967       497,705
                                        ----------     ----------        --------       --------      ----------    ----------
Net income (loss) applicable to
common stock, pro forma......           $(403,104)     $(350,178)        $625,592       $ 23,343      $1,954,490    $  994,624
Net income (loss) per share
   of common stock:
Basic - as reported..............       $   (0.01)     $   (0.01)        $   0.03       $   0.01      $     0.08    $     0.05
Basic - pro forma................       $   (0.01)     $   (0.01)        $   0.02       $   0.00      $     0.07    $     0.03
Diluted - as reported............       $   (0.01)     $   (0.01)        $   0.02       $   0.01      $     0.06    $     0.03
Diluted - pro forma..............       $   (0.01)     $   (0.01)        $   0.01       $   0.00      $     0.05    $     0.02


NOTE 6:  INCOME TAXES

         No income tax provision was recorded for the nine months ended September 30, 2003 and 2002, due to the realization of previously unrecognized net operating loss carryforwards.

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

         o Whose operating results are regularly reviewed by the enterprise's chief operating decision-maker; and

         o        For which discrete financial information is available.

         As of September 30, 2003, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line; neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:


NET SALES - THREE MONTHS ENDED SEPTEMBER 30,                 2003          2002
-------------------------------------------             -----------   -----------
Commercial and residential decking surface components   $ 9,027,611   $ 8,779,200
Exterior door, window and housing trim components ...     2,239,356     2,164,246
Industrial flooring .................................       112,832       101,600
                                                        -----------   -----------
                                                        $11,379,799   $11,045,046
                                                        ===========   ===========


NET SALES - NINE MONTHS ENDED SEPTEMBER 30,                   2003         2002
------------------------------------------              -----------   -----------
Commercial and residential decking surface components   $26,506,799   $24,718,731
Exterior door, window and housing trim components ...     5,744,443     5,646,114
Industrial flooring .................................       324,795       251,929
                                                        -----------   -----------
                                                        $32,576,037   $30,616,774
                                                        ===========   ===========



GROSS MARGIN - THREE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------
                               2003                      2002
                     -----------------------   -----------------------
                     SPRINGDALE    JUNCTION    SPRINGDALE    JUNCTION
                     ----------   ----------   ----------   ----------
Net revenues .....   $9,203,768   $2,176,031   $7,130,885   $3,914,161
Cost of goods sold    7,254,456    1,768,849    4,695,148    2,780,973
                     ----------   ----------   ----------   ----------
Gross margin .....   $1,949,312   $  407,182   $2,435,737   $1,133,188
                     ==========   ==========   ==========   ==========


GROSS MARGIN - NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------
                                2003                        2002
                     -------------------------   -------------------------
                     SPRINGDALE     JUNCTION     SPRINGDALE     JUNCTION
                     -----------   -----------   -----------   -----------
Net revenues .....   $26,158,541   $ 6,417,496   $19,854,296   $10,762,478
Cost of goods sold    20,323,890     5,062,549    13,624,835     8,283,316
                     -----------   -----------   -----------   -----------
Gross margin .....   $ 5,834,651   $ 1,354,947   $ 6,229,461   $ 2,479,162
                     ===========   ===========   ===========   ===========

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

         In computing Diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there was a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity had net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations and a net loss for the quarter ended September 30, 2003. Therefore, Basic EPS and Diluted EPS are computed in the same manner for that quarter.


                                            THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------           ----------------------------------
                                                   2003                   2002                    2003                 2002
                                         ------------------------         ----           -----------------------       ----
                                          BEFORE          AFTER                           BEFORE         AFTER
                                           EXTRA-         EXTRA-                          EXTRA-         EXTRA-
                                         ORDINARY        ORDINARY                        ORDINARY       ORDINARY
                                           ITEM           ITEM                             ITEM           ITEM
                                         --------        --------                        --------       --------
Net income (loss) (A)                    $ (256,959)   $ (204,033)     $   870,495     $   365,310    $ 2,296,457    $ 1,492,329
                                         ==========    ==========      ===========     ===========    ===========    ===========
Assumed exercise of stock options and
warrants.............                              -             -      20,837,319      20,817,819     20,817,819     21,037,319
Application of assumed proceeds
toward repurchase of
stock................................              -             -      (7,967,889)     (9,910,785)    (9,910,785)    (7,362,180)
                                                                       -----------     -----------    -----------    -----------
Net additional shares issuable...                  -             -      12,869,430      10,907,034     10,907,034     13,675,139
                                                                       ===========     ===========    ===========    ===========
Adjustment of shares outstanding:
Weighted average common shares
outstanding.................              30,005,619    30,005,619      29,791,653      29,893,298     29,893,298     29,415,338
Net additional shares issuable...                  -             -      12,869,430      10,907,034     10,907,034     13,675,139
                                          -----------  -----------     -----------     -----------    -----------    -----------
Adjusted shares outstanding (B)           30,005,619    30,005,619      42,661,083      40,800,332     40,800,332     43,090,477
                                         ===========   ===========     ===========     ===========    ===========    ===========
Net income (loss) per common share -
Diluted (A) divided by (B)               $     (0.01)  $     (0.01)    $      0.02     $      0.01    $      0.06    $      0.03
                                         ===========   ===========     ===========     ===========    ===========    ===========

         The Company has additional options and warrants that were not included in the calculation of diluted earnings per share (EPS). Those options (for 1,621,000; 1,125,000; and 925,000 shares) and warrants (for 2,333,933 shares)
were either antidilutive and/or not exercisable during the nine months ended September 30, 2003, the quarter ended September 30,

2002, and the nine months ended September 30, 2002, respectively. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

NOTE 9.  SUBSEQUENT EVENT - LONG-TERM FINANCING

         On October 9, 2003, the Company finalized a long-term financing package with the City of Springdale, Arkansas and Allstate Insurance Company that resulted in the Company borrowing the funds previously in the restricted bond escrow fund on a long-term basis and terminating such escrow agreement. The package consists of $14.4 million tax-exempt industrial development bonds and $2.6 million subordinated debt. Net proceeds from the financing were used to repay short-term loans and pay down accounts payable incurred for purposes of developing qualified solid waste disposal facilities, and to purchase the Springdale, Arkansas extrusion facility, purchase the Lowell, Arkansas plastic facility, pay issuance fees and provide limited capital for further expansion. The obligations are secured by substantially all of the Company's real estate assets and personal property, although provision is made for the Company to incur additional working capital lines of credit (subject to compliance with financial covenants) that would be secured by accounts receivable and inventory on a basis senior to obligations. In addition, there is a $4 million personal guarantee from a major shareholder.

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

         o        Exterior door, window and housing trim components
                  (MoistureShield); and

         o        Industrial flooring.

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

MANUFACTURING

         During 2003, the following developments with respect to the Company's manufacturing facilities occurred:

         o On March 28, 2003, the Company had an accidental fire at the Junction, Texas plant. The Company was given permission to begin demolition and the rebuilding of a portion of the production facility on April 16, 2003. One extrusion line in the plant, which was partially damaged, was repaired, the electrical system for the production facility was replaced and a portion of the building covering the extrusion area has been replaced. The extrusion line was operational on May 20, 2003. In the third quarter the building for the production facility was completed and the extrusion line was finished. The rebuild of the second extrusion line and the raw material system is starting in the fourth quarter and is expected to be completed by the end of the first quarter of 2004. This will complete the rebuilding of the Junction Plant. There is no assurance as to the timing of the completion of the remaining extrusion line.

         In order to lessen the impact of the rising cost of plastic, improve plastic quality and provide additional internal plastic processing capacity, the following was accomplished:

         o The Company acquired a facility in Northwest Arkansas in late 2002, and began converting this facility into a plastic recycling operation. Initially this facility was equipped to blend and regrind finished plastic. During the third quarter, the Company enhanced the processing capability with additional processing equipment designed to process scrap plastic. This, when fully operational, is intended to improve and increase the Company's internal capacity to process plastic, reduce our dependence on outside processors, reduce our costs and will improve the quality and consistency of finished plastic provided to our manufacturing facilities.

         o The Company entered into a lease for plastic recycling equipment and a facility in Alexandria, Louisiana on May 27, 2003, and commenced operations on June 23, 2003. This facility has the capability of processing scrap plastic. Improvements, additional equipment and upgrades are being made to increase the throughput and quality of plastic processed. The upgrades will allow for greater flexibility to process different types of scrap plastic, and will provide better quality and consistency in the finished plastic furnished to our manufacturing facilities. The Alexandria facility further adds to the Company's internal plastic processing capability, provides greater flexibility in sourcing scrap plastic and using outside processors and will reduce our raw material costs.

         o As stated above, the Company is constantly working to upgrade and improve its facilities to maximize capacities and improve efficiencies. Increasing internal plastic recycling capacity at Lowell, Arkansas and Alexandria, Louisiana is a major Company priority to improve quality and reduce and stabilize raw material costs.

         The Company continues to work on the road and bridge infrastructure on an adjoining 18.8-acre tract that is south of the existing Springdale, Arkansas facility. This effort will join the two properties into a larger complex. The building on the south property will include manufacturing and warehousing and is anticipated to be completed during the first half of 2004.

  RESULTS OF OPERATIONS

  QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

         Net sales were $11,379,799 for the quarter ended September 30, 2003, which was an increase of $334,753 or 3% from the quarter ended September 30, 2002. The third quarter 2003 composite net sales consisted of decking product (ChoiceDek) sales of $9,027,611; and door, window and housing trim component (MoistureShield) and industrial flooring sales of $2,352,188. These figures compare with third quarter 2002 ChoiceDek sales of $8,779,200 and MoistureShield and industrial flooring sales of $2,265,846. The main reason for the lack of sales growth in ChoiceDek is attributable to the fire at the Junction facility, which produces primarily ChoiceDek and the diminished production capacity during the third quarter. This unexpected event also delayed the Company's planned introduction of colored decking products during the second quarter of 2003. The Junction plant sold $1,656,789 less ChoiceDek in the third quarter of 2003 as compared to the third quarter of 2002. The loss of this Junction revenue also partially contributed to the increase in 2003 expense percentages when comparing to expense data from 2002.

         The Springdale plant reported composite net sales of $9,203,768 in the third quarter of 2003, compared to $7,130,885 in the third quarter of 2002, a 29% increase. The Junction, Texas plant net sales were $2,176,031 in the third quarter of 2003, a 44% decrease from $3,914,161 in the third quarter of 2002.

         Cost of goods sold increased $1,547,184 from $7,476,121 for the quarter ended September 30, 2002, to $9,023,305 in 2003. As a percentage of sales, cost of goods sold increased 11% to 79% for the quarter ended September 30, 2003, as compared to 68% for the same period in 2002. The major changes in cost of goods sold were as follows: raw materials, as a percentage of sales, increased 6% to 30% in 2003 from 24% in the third quarter of 2002; direct labor remained constant at 15%; and manufacturing overhead increased 6% as a percentage of sales to 35% in 2003 from 29% for the third quarter of 2002. A significant amount of the increase in manufacturing overhead was attributable to the two plastic recycling facilities starting up and preparing to come online during the third quarter. The Springdale plant cost of goods sold increased as a percentage of sales by 13% to 79% in 2003, from 66% in 2002. The Texas plant cost of goods sold increased 10% to 81% in 2003, from 71% in 2002. In order to meet customer demand, we needed to supplement our raw material mix and relatively expensive virgin plastic resin. At the start of the Iraq war, the price of both virgin plastic and recycled plastic acquired from outside vendors rose significantly and remains high. This, together with a general rise in demand for such materials, has forced AERT's cost of raw materials to increase. The manufacturing overhead increase, as a percentage of sales, was also the result of the lost sales volume in Junction and an increase in depreciation (new equipment), utilities, repair and maintenance and insurance costs.

         Significant cost categories were as follows for the quarter ended September 30:


                                                                  2003                  2002
                                                               ----------            ----------
Payroll and payroll taxes..................                    $2,556,071            $2,432,048
Depreciation................................                      885,973               706,269
Raw materials..............................                     3,422,359             2,621,623
Other.........................................                  2,158,902             1,716,181
                                                                ---------             ---------
Total.......................................                   $9,023,305            $7,476,121
                                                               ==========            ==========

         Selling, general and administrative expenses increased slightly in the third quarter of 2003 to $2,435,605 from $2,368,930 for 2002. As a percentage of sales, selling and administrative expenses remained unchanged from the same quarter last year. The increase in the costs is primarily due to the increase in our sales staffing and related customer services expense.

         The Company had a $79,111 operating loss in the third quarter of 2003 compared to operating income of $1,199,995 in 2002 - a decrease of $1,279,106. Approximately $700,000 of the decrease resulted from lost sales caused by the fire at our Junction, Texas plant in March. The Junction plant is now back up to 65% of its pre-fire capacity and will be fully restored in the first quarter of 2004. The Springdale plant's profitability decreased $550,000 due to the increased raw material cost. As previously discussed, we are working to reduce our raw material cost by increasing our internal plastic recycling capacity.

         As is shown in the statement of operations after operating income there is a contribution of $248,013 in business interruption insurance proceeds for lost income, as a result of the Junction fire, to the third quarter net income.

         The net loss before the extraordinary item for the quarter ended September 30, 2003 was $256,959. This is an earnings decrease of $1,127,454 when compared to the net income of $870,495 for the third quarter of 2002. The net loss for the quarter ended September 30, 2003, after the extraordinary gain of $52,926 was $204,033.

         Due to the Junction facility fire, gross assets were written down by approximately $4.91 million through September 30, 2003, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. At September 30, 2003, approximately $3 million had been invested in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $52,926 in the third quarter of 2003. The gain was not tax affected due to the existence of significant net operating loss carryforwards. Additionally, the Company recorded $328,910 in business interruption insurance during the third quarter of 2003, which consists of $248,013 to replace lost income and $80,897 to cover fixed expenses. At September 30, 2003, approximately $250,000 was included in accounts receivable for expected insurance reimbursements.

         There can be no assurance that the Company can attain its anticipated continued operating improvements, that raw material costs will not further increase, that sales price increases will be possible or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Net sales increased to $32,576,037 for the nine months ended September 30, 2003, which represented an increase of $1,959,263 or 6% over the same period a year ago. The nine months composite net sales consisted of decking product (ChoiceDek) net sales of $26,506,799; and door, window and housing trim components (MoistureShield) and industrial flooring net sales of $6,069,238. These figures compare to the same period a year ago of ChoiceDek net sales of $24,718,731 and MoistureShield and industrial flooring net sales of $5,898,043.

         The main reason for slower growth in ChoiceDek sales was attributable to the fire at Junction, whose major product is ChoiceDek. Junction sold $4,493,740 less ChoiceDek in the first nine months of 2003 than in the comparable nine months in 2002. The loss of the Junction revenue also partially contributed to the increase in percentages when comparing data from 2002 to 2003.

         The Springdale, Arkansas plant reported composite net sales of $26,158,541 for the nine month period ended September 30, 2003, compared to $19,854,296 for the same period a year ago, which was a 32% increase. The Junction, Texas plant net sales decreased to $6,417,496 for the nine month period ended September 30, 2003, from $10,762,478 for the same period a year ago, a 40% decrease. The decrease in sales was attributed to a slow start at the beginning of 2003, as operational improvements were being implemented, and the fire in Junction on March 28, 2003.

         Cost of goods sold increased $3,478,288 from $21,908,151 for the nine month period ended September 30, 2002, to $25,386,439. As a percentage of sales, cost of goods sold increased 6% to 78% for the nine month period ended September 30, 2003, as compared to 72% for the same period a year ago. The major reason for the cost of goods sold increase was a 6% increase in raw material costs as a percentage of sales. The Springdale plant cost of goods sold increased 9% as a percentage of sales to 78% for the nine month period in 2003, from 69% for the same period in 2002. The Junction plant cost of goods sold increased 2% for the nine month period in 2003, from 77% for the same period in 2002. In order to meet customer demand, we needed to supplement our raw material mix and relatively expensive virgin plastic resin. At the start of the Iraq war, the price of both virgin plastic and recycled plastic acquired from outside vendors rose significantly and remains high. This, together with a general rise in demand for such materials, has forced AERT's cost of raw materials to increase.


         Significant cost categories were as follows for the nine months ended September 30:


                                                                 2003                  2002
                                                              ----------            ----------
Payroll and payroll taxes..................                   $7,728,379            $7,177,392
Depreciation................................                   2,476,519             2,045,218



                                                                 2003                  2002
                                                              ----------            ----------
Raw materials..............................                    9,108,412             6,797,922
Other.........................................                 6,073,129             5,887,619
                                                              ----------            ----------
Total..........................................              $25,386,439           $21,908,151
                                                             ===========           ===========

         Selling, general and administrative expenses increased $624,174 for the nine month period ended September 30, 2003 to $6,788,614 when compared to $6,164,440 for the same period in 2002. This was an increase of .7% as a percentage of sales to 20.8% for the nine month period in 2003 from 20.1% for the same period in 2002. The increase in the costs is primarily due to the increase in our sales staffing and related customer services expense.

         As is shown in the statement of operations, after operating income there is a contribution of $1,072,312 in business interruption insurance proceeds for lost income, as a result of the Junction fire, to the third quarter net income.

         Net income before the extraordinary item for the nine month period ended September 30, 2003 was $365,310. This is an earnings decrease of $1,127,019 when compared to net income of $1,492,329 for the same period in 2002. The net income for the nine months ended September 30, 2003 after the extraordinary gain of $1,931,147 was $2,296,457.

         Due to the Junction facility fire, gross assets were written down by approximately $4.91 million through September 30, 2003, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. At September 30, 2003, approximately $3 million had been invested in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility have resulted in an extraordinary gain of $1,931,147 for the nine months ended September 30, 2003. The gain was not tax affected due to the existence of significant net operating loss carryforwards. Additionally, the Company recorded $1,307,066 in business interruption insurance during the first nine months of 2003, which consists of $1,072,312 to replace lost income and $234,754 to cover fixed expenses. At September 30, 2003, approximately $250,000 was included in accounts receivable for expected insurance reimbursements.

         There can be no assurance that the Company can attain its anticipated continued operating improvements, that the raw material costs will not increase and that sales price increases will be possible, or that its additional production efficiencies and resultant unit cost reductions required for sustained profitability will occur.

  LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had a working capital deficit of $7.7 million compared to a working capital deficit of $6.6 million at December 31, 2002. The increase in the working capital deficit is primarily attributable to expending capital for projects through cash flow. Excluding $1 million spent to reconstruct the Junction facility, the Company expended approximately $1.1 million on capital projects during the quarter ended September 30, 2003. The $7.7 million working capital deficit reflects management's decision to enter into short-term debt financing, while the Company has expanded, built and improved its production and sales capacities to increase cash flows from operations. The Company's plan was to issue short-term debt and refinance in the future, rather than enter into what it felt would have been more expensive and dilutive equity financing at that time. The Company generated sufficient cash flow to more than cover debt service.

         The Company closed a $16.5 million tax-exempt bond financing during the fourth quarter of 1999, which was intended to refinance existing obligations, shift construction and expansion expenditures; however, remarketing efforts to find a long-term purchaser for such bonds were further delayed by market disruptions attributable to the tragedy of September 11, 2001, and resulted in substantially all of the proceeds of such 1999 bond issuance being held in escrow through the end of the third fiscal quarter of 2003. On October 9, 2003, the Company finalized a long-term financing package with the City of Springdale, Arkansas and Allstate Insurance Company that resulted in the Company borrowing the funds previously in the restricted bond escrow fund on a long-term basis and terminating such escrow agreement. The package consists of $14.4 million tax-exempt industrial development bonds and $2.6 million subordinated debt. Net proceeds from the financing were used to repay short-term loans and pay down accounts payable incurred for purposes of developing qualified solid waste disposal facilities, and to purchase the Springdale, Arkansas extrusion facility, purchase the Lowell, Arkansas plastic facility, pay issuance fees and provide limited capital for further expansion. The obligations are secured by substantially all of the Company's real estate assets and personal property, although provision is made for the Company to incur additional working capital lines of credit (subject to compliance with financial covenants) that would be secured by accounts receivable and inventory on a basis senior to obligations. In addition, there is a $4 million personal guarantee from a major shareholder.

         Cash decreased $180,548 in the first nine months of 2003. Significant components of that decrease were: (i) cash provided by operating activities of $3,803,948, which consisted of the net income for the period of $2,296,457, increased by depreciation and amortization of $2,660,004 and decreased by other uses of cash of $1,152,513; (ii) cash used in investing activities of $2,523,981, and (iii) cash used in financing activities of $1,460,515. Payments on notes during the period were $1,296,835. At September 30, 2003, the Company had bonds and notes payable in the amount of $24.6 million, of which $20.6 million was current bonds and notes payable and the current portion of long-term debt. Of the current bonds and notes payable, $3.3 million or 16% was payable to Marjorie S. Brooks, a major shareholder, and other investors closely associated with the Company. The Company paid off all of its $1.96 million in bridge notes in October 2003 upon completion of its financing arrangement discussed above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company has no material exposures relating to its long-term debt, due to virtually all of the Company's long-term debt bearing interest at fixed rates. The Company depends on the market for favorable long-term mortgage rates to help generate sales of its product to its customers for use in the residential construction industry. Should mortgage rates increase substantially, the Company could be impacted by a reduction in the residential construction industry. Important raw materials purchased by the Company are recycled plastic and wood fiber, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with certain of its principal suppliers on a term basis. In addition, in 2003 in order to meet customer demand, we needed to supplement our raw material mix with relatively expensive virgin plastic resin. At the start of the Iraq war, the price of both virgin plastic and recycled plastic acquired from outside vendors rose significantly and remains high. This, together with a general rise in demand for such materials, has forced AERT's cost of raw materials to increase. In response, AERT has initiated a broad expansion of its internal plastic recycling capacity. This includes building a 20,000 square foot plastic recycling plant in Lowell, Arkansas and leasing/upgrading a 40,000 square foot plastic recycling plant in Alexandria, Louisiana. As these facilities are starting up, manufacturing overhead has increased, but the plants are still under development, so third quarter results do not reflect their full economic potential. By first quarter 2004, we expect both plants to be fully operational at which time AERT will be able to process in-house a much greater proportion of its plastic needs. This will help to assure a predictable quantity, quality, and lower cost of input materials.

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

ITEM 4.  CONTROL AND PROCEDURES.

         Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Edward J. Lysen, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Such review was conducted as of the end of the period covered by this Form 10-Q. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. Subsequent to this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company files herewith the following exhibits:


EXHIBIT
NUMBER             DESCRIPTION
------             -----------
3.1       Certificate of Incorporation, including Certificate of Amendment filed on June 12,
          1989 (a), and Certificate of Amendment filed on August 22, 1989 (b).
3.2       Certificate of Designation of Class B common stock (a).
3.3       Certificate of Designation of Series A Preferred Convertible Stock (c).
3.4       Certificate of Designation of Series B Preferred Convertible Stock (c).
3.5       Certificate of Designation of Series C Preferred Convertible Stock (c).
3.6       Bylaws of Registrant (a).
10.41    Indenture of Trust between City of Springdale and Regions Bank, Trustee, as of October 1, 2003
10.42    Mortgage and Loan Agreement between City of Springdale and Company, as of October 1, 2003
10.43    Assignment of Mortgage and Loan Agreement between City of Springdale and Regions Bank
10.44    Note Purchase Agreement between Company and Allstate Insurance Company dated October 9, 2003
10.45    Promissory Note made by Company dated October 9, 2003

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

32.2      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18



EXHIBIT
NUMBER             DESCRIPTION
------             -----------
          U.S.C. Section 1350, by the Company's co-chief executive officer

32.3      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18  U.S.C.
          Section 1350, by the Company's chief financial officer

-----------
(a)      Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

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

               ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BY: /s/ Joe G. Brooks                                    /s/ Edward J. Lysen
-----------------------                                  -----------------------
JOE G. BROOKS                                            EDWARD J. LYSEN
Chairman                                                 Chief Financial Officer
Date: November 14, 2003                                  Date: November 14, 2003

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
3.1      Certificate of Incorporation, including Certificate of Amendment filed on June 12, 1989
         (a). and Certificate of Amendment filed on August 22, 1989 (b).
3.2      Certificate of Designation of Class B common stock (a).
3.3      Certificate of Designation of Series A Preferred Convertible Stock (c).
3.4      Certificate of Designation of Series B Preferred Convertible Stock (c).
3.5      Certificate of Designation of Series C Preferred Convertible Stock (c).
3.6      Bylaws of Registrant (a).
10.41    Indenture of Trust between City of Springdale and Regions Bank, Trustee, as of October 1, 2003
10.42    Mortgage and Loan Agreement between City of Springdale and Company, as of October 1, 2003
10.43    Assignment of Mortgage and Loan Agreement between City of Springdale and Regions Bank
10.44    Note Purchase Agreement between Company and Allstate Insurance Company dated October 9, 2003
10.45    Promissory Note made by Company dated October 9, 2003

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

32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the
         Company's co-chief executive officer

32.3     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the
         Company's chief financial officer

-------------
(a) Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b) Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)      Filed with Form 10-K for December 31, 1998.