Form 10-K
period 2003-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2004-03-30
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-10367

Advanced Environmental Recycling Technologies, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	71-0675758 (I.R.S. Employer Identification No).

914 N Jefferson Street, Springdale, Arkansas (Address of principal executive offices)	72764 (Zip Code)

Registrant’s telephone number, including area code:
(479) 756-7400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES: [X] NO: [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES: [  ] NO: [X]

     On June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity beneficially held by non-affiliates of the registrant was $46,821,503 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding at March 23, 2004:

Class A – 29,500,147
Class B – 1,465,530

PART I

Item 1. Business

Summary

     Advanced Environmental Recycling Technologies, Inc. (“AERT”) develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, and ChoiceDek® Premium Colors. We operate manufacturing facilities in Junction, Texas, Springdale and Lowell, Arkansas and Alexandria, Louisiana. Our customers are primarily regional and national door and window manufacturers, industrial flooring companies and Weyerhaeuser, our primary decking customer.

Products

     Using the same basic material, we manufacture three product lines:

•	Commercial and residential decking planks and accessories such as balusters and handrails (ChoiceDek),

•	Exterior door, window and housing trim components (MoistureShield), and

•	Industrial flooring.

     The wood fiber content of our products gives them many properties similar to all-wood products, but we believe the plastic content makes our products superior to either all-wood or all-plastic alternatives because:

•	Beginning January 1, 2004, the wood industry no longer sells chromated copper arsenic (CCA) treated-lumber for residential and construction applications. The primary replacement chemical treatment for lumber is alkaline copper quat (ACQ) and this treated-lumber is approximately 20% higher in price and will also require additional handling and fastening techniques.

•	They are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

•	They are engineered for superior moisture-resistance and will not swell or expand like wood.

•	Unlike wood, they do not require preservatives or treatment with toxic chemicals such as CCA or ACQ, nor do they require yearly water sealing or staining.

•	They can be designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste.

•	They are less subject to rotting, cracking, warping, splintering, insect infestation and water absorption than conventional wood materials.

•	When combined with our unique tie coat primer, the life of exterior paint can be greatly enhanced, thus

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

Manufacturing

     We operate the following manufacturing and recycling facilities:

•	Our Junction, Texas facility manufactures ChoiceDek Classic, ChoiceDek Classic Colors, ChoiceDek Premium and ChoiceDek Premium Colors decking components. There was a fire in March 2003 at the Junction plant which caused substantial damage and temporarily shut down plant operations. One rebuilt extrusion line recommenced operations in 2003 and the second line and material transfer system are scheduled to be operational during the second quarter of 2004.

•	Our door, window and housing trim components (MoistureShield) are manufactured at our Springdale, Arkansas facility. The Springdale facility also manufactures the LifeCycle, ChoiceDek Plus, ChoiceDek Premium and ChoiceDek Premium Colors lines of decking product, and all of our heavy industrial flooring. Springdale currently has three extrusion lines with a fourth line undergoing upgrades and a plastic recycling facility.

•	In late 2003, we started-up a second plastics processing facility in Northwest Arkansas. We have been adding plastic recycling capacity to that plant and plan to have it fully built-out by the end of 2004. The finished facility will be used for plastic recycling and blending, a railroad loading/unloading, a truck scale and receiving station, and finished goods storage.

•	The Company leased plastic recycling equipment and factory space in Alexandria, Louisiana and commenced operations there in June 2003. We have made improvements and installed additional equipment to increase the facility’s throughput. The upgrades provide flexibility to economically process different types of scrap plastic and to provide plastic feedstock of a quality and consistency required in order to more efficiently operate our extrusion facilities.

     During the first quarter of 2003, we began road and bridge infrastructure work on an 18.8-acre tract that adjoins the existing Springdale, Arkansas facility. In the second quarter of 2004 we plan to complete a portion of the infrastructure site work and roadwork for a second composite manufacturing facility in Springdale. The existing site work completed is currently providing storage space for finished goods and or other inventory. We then plan to have the manufacturing facility completed and operational in the second quarter of 2005.

     Over the last 24 months, the Company has invested $14.2 million in plant, property and equipment. Our expansion plans currently are prioritized around increasing plastic recycling capacity and lowering raw material costs, in conjunction with further automation of production processes to improve efficiencies. These projects will be followed by construction of a second warehouse and manufacturing facility in Springdale, Arkansas and additional composite extrusion capacity. New capital projects are currently being paid for from cash flow and there is no assurance as to the timing of when additional funds will be available to complete the aforementioned capital improvement program (see Liquidity and Capital Resources and Note 4: Bonds Payable).

Operations 2003

     Three significant events impacted AERT during 2003:

     1. Junction Plant fire:

     On March 28, 2003, there was an accidental fire at the Junction, Texas plant. We began demolition and partial rebuilding on April 16, 2003. The initial restoration project, completed on May 20, 2003, included one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. We expect complete restoration, including replacement of the second extrusion line and the raw material system, to be finished by June 30, 2004. There is no assurance as to the timing of the completion of the second extrusion line. The Junction plant was, and is, fully insured for fire damage and business interruption. Through December 31, 2003, we received $5.4 million in insurance proceeds related to this incident.

     Damage caused by the fire required us to write down gross assets by approximately $4.91 million. We simultaneously adjusted accumulated depreciation on those assets by $3.96 million, resulting in a net book value decrease in assets of about $950,000. At December 31, 2003, we had invested approximately $3.9 million in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $2,962,041 through December 31, 2003. Additionally, we received $1,366,682 in business interruption insurance during 2003, including $1,125,372 to replace lost income and $241,310 to cover fixed expenses. At December 31, 2003, approximately $484,000 was included in accounts receivable for expected insurance reimbursements. The Junction facility was, and is, fully insured and we believe that our insurance will cover the total rebuild costs.

     2. In October 2003, we completed a $17 million bond refinancing, which included $14.4 million in tax-free bonds and a $2.6 million note (see Management’s Discussion and Analysis - Liquidity and Capital Resources).

     3. During the third quarter of 2003, we began producing a new decking product line with wood-like aesthetics, including embossed wood grain and five earth tone colors. This required retooling and re-structuring our manufacturing process.

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

     Outdoor Decking Systems. Weyerhaeuser Building Materials distributes our decking products through its 71 customer service centers across the U.S. and Canada. Weyerhaeuser also sells our ChoiceDek Premium decking products to Lowe’s Home Improvement Centers. In December 2001, we entered into a contract with Weyerhaeuser under which they guarantee to purchase a minimum quantity of decking products each year. The Weyerhaeuser Contract (the “Contract”) automatically renews each December for the three subsequent years unless Weyerhaeuser or we specifically act to cancel it. If the Contract is cancelled, it will remain in effect for the remaining two years of its term. The Contract automatically renewed in December 2003 to cover 2004 through 2006. The Contract requires us to produce, and Weyerhaeuser to purchase, a minimum number of truckloads of ChoiceDek decking and accessories during 2004. Weyerhaeuser has traditionally sold ChoiceDek through its retail network of over 5,000 primarily independent lumberyards. These lumberyards service contractor and retail accounts as well as large tract homebuilding companies. AERT, through Weyerhaeuser regional distribution centers, has established a network of around 750 ChoiceDek stocking dealers. In addition, independent lumber dealers can special order ChoiceDek from the Weyerhaeuser distribution network. Additional information is available online at www.choicedek.com. Weyerhaeuser entered into a rolling three year agreement with Lowe’s whereby Lowe’s has the exclusive right to carry the ChoiceDek Premium product line. Lowe’s has agreed to provide dedicated retail shelf space in all of it’s over 900 stores and to promote ChoiceDek Premium through a national print and advertising campaign. We believe the Weyerhaeuser contract strengthens our competitive position in the decking marketplace and gives us the opportunity to develop and sell new products through the same channel.

     As previously indicated, we recently began producing a new line of colored decking products that are embossed with a wood-grain look. This required a research and development (R&D) and factory changeover effort, but we believe our product offerings are among the best in the marketplace.

     We promote our decking products through displays and presentations at regional and local home, lawn and garden shows, and through in-store displays. We have an on-going print advertising program that targets the residential decking market. Lowe’s is also conducting a national print and television advertising campaign for ChoiceDek Premium.

     Weyerhaeuser purchases and re-sells substantially all of our decking products, which represented about 81% of our 2003 revenues. If Weyerhaeuser were to cancel its contract, we would have to develop an alternative distribution system for decking products, which could be expensive and time consuming. Though Weyerhaeuser has purchased substantially all of our decking production since 1995, there is no assurance that it will continue to do so past the terms of the contract in 2005 (see Note 2 to the financial statements regarding concentration of risk).

     Door and Window Products. We sell our MoistureShield products to door and window manufacturers for use as component parts of their products. For example, we manufacture a windowsill that is built into products like Portrait windows by Stock Building Supply or Vetter windows, among others, and we manufacture door rails built into doors by Therma-Tru Corporation. In marketing, we emphasize the “value-added” potential of the MoistureShield composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics, which saves our customers time and expense. Customers will also avoid the need for chemical treatments to their final product, which are otherwise often necessary to prevent rot and sustain durability. The durability of our MoistureShield composite components allow our customers to extend the lifetime or warranties of their products while reducing or eliminating warranty claims costs. Information about MoistureShield products is available on the Internet at www.moistureshield.com.

     Therma-Tru and Stock Building Supply each purchase a large portion of our MoistureShield production. The loss of either customer would negatively impact sales and earnings. We are unable to predict the future size of the markets for MoistureShield, however, we believe that the national door and window, commercial and residential trim and residential decking material markets are significant and will allow us to diversify our customer base over time.

     Exterior Trim and Fascia Products. We have been marketing an exterior trim and fascia system under the trade name MoistureShield CornerLoc. Three national homebuilders are now using the product. With the fire in Junction, our production capacity was strained to meet the demand for our decking systems, so we have been forced to limit CornerLoc production. We also had some limited sales to various retail distributors in 2003. More information is available at our website, www.moistureshield.com. We believe this product line has significant growth potential, and we are striving to increase production capacity so that we can begin a full production and marketing program, but the timetable of a full product launch is dependent upon our construction and financing timetable.

     Sales and Customer Service. We provide sales support and customer service through our own marketing department, through Weyerhaeuser, and through training programs for our customers and their sales associates. Our in-house sales team is focused on serving commercial decking contractors and supporting the Weyerhaeuser and Lowe’s sales professionals. Information and customer service are provided through the website, www.choicedek.com, and through a national toll-free telephone number. We also use independent, outside sales representatives in some markets to promote and serve door, window and decking customers.

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

Sources of Raw Materials

     Wood Fiber. All of our products were originally made with cedar wood fiber from mills located in or near the Junction, Texas facility. As our operations have grown and the availability of cedar fiber diminished, we have switched to using hardwood waste from the numerous mills and manufacturers in the Ozark mountain region where our Springdale plant is located. We now have supply contracts for a variety of hardwood fiber.

     Recycled Plastics. We use the following classes of industrial and consumer waste polyethylene:

•	Low density polyethylene (LDPE) poly coatings or linings from recycled bleached food-board, which are generated from the hydro-pulping process;

•	High density polyethylene (HDPE) and linear low density polyethylene (LLDPE) mixed plastic grocery bags from supermarket and store collection programs;

•	HDPE ground container material; and

•	LLDPE stretch film from warehouses and packing waste.

     The materials we use are highly contaminated with paper and other non-plastic materials, which lessens their value to other plastic recyclers. Our proprietary recycling process does not require the purity, extensive cleaning, additional washing and melt filtration required for conventional plastics manufacturing, and can be conducted faster and more economically. By using primarily contaminated plastics, we produce a usable, but lower cost, feedstock for our composite extrusion lines. We also purchase additional plastic raw materials from outside sources and sometimes virgin resin producers. These materials are more expensive and more sensitive to swings related to the petrochemical industry.

     Competition for Raw Materials. As the wood/plastic composites industry grows, we sometimes compete for raw materials with other plastic recyclers or plastic resin producers. We believe, however, that our ability to use highly contaminated polyethylene limits the number of competitors because most recycling processes require “cleaner” waste plastic sources. Nonetheless, we expect to encounter new entrants into the composites or plastics reclamation business. These new entrants may have greater financial and other resources than we do, and may include domestic and foreign beverage bottlers, manufacturers, distributors and retailers, forestry product producers, petrochemical and other companies. The requirement to source increased amounts of plastic raw materials from outside vendors, combined with increases in scrap waste plastics prices increased our cost of materials and lowered our profit margins in 2003 and may continue to do so in the future. We are increasing our capacity for processing waste plastic, which reduces our dependence on outside suppliers and reduces our overall costs, but there is no assurance that we will be able to control the effect that increasing waste plastic costs has on our profitability.

Patented and Proprietary Technology

     Our composite manufacturing process and our development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets that we consider to be proprietary. We have also developed certain methods, processes and equipment designs for which we have sought additional patent protection. We have taken measures to safeguard our trade secrets by, among other things, entering into confidentiality and nondisclosure agreements, and restricting access to our facilities. We also have installed advanced security systems, including limited access and cameras, at all facilities.

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

Industry Standards

     Local building codes often require that building materials meet strength and safety standards developed by the American Society for Testing Materials and that, in order to qualify, the materials be evaluated by an independent testing organization. Our decking, handrails and stair applications have a national evaluation report “NER” code rating under NER-596. The NER rating provides local building inspectors and code officials with independent testing and installation information regarding our products. We believe that the NER listing has helped to increase sales and market acceptance of our decking products.

Competition

     Competition for Sales. Our products compete with high-grade western pine, cedar and other premium woods, aluminum, high-performance plastics, and an increasing number of composites and other construction materials. We believe that our products have superior physical characteristics, which make them a better value for the consumer. Manufacturers of some competing products, however, have long-established ties to the building and construction industry and have well-accepted products. Many of our competitors are larger and have research and development budgets, marketing staffs and financial and other resources which surpass our resources.

     Sales of non-wood decking products to date represent a small portion of the decking market. Pressure treated pine, cedar, redwood and other traditional woods constitute the vast majority of annual decking sales. We thus view wood decking as our principal competitor. The wood decking industry is highly segmented with many small to medium sized manufacturers. Wood decking is principally a commodity that competes as the low-priced product, whereas the more-expensive non-wood products must compete on features and performance.

     Among manufacturers of alternative decking materials, we view Trex Company, Crane Plastic’s TimberTech, Louisiana-Pacific Corporation’s WeatherBest, CertainTeed Corporation’s Boardwalk and Fiber Composites, LLC’s Fiberon, as our primary competitors.

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

Employees

     On December 31, 2003, we employed 388 people. We had 79 employees at the Texas facility, of which 3 were executive and/or office personnel and 76 were full-time factory personnel. The Arkansas facilities employed 290 people, of which 44 were executives and/or office personnel and 246 were full-time factory personnel. We had 19 full-time employees at our Louisiana facility. From time-to-time, we hire part-time employees to supplement our factory workforce. In 2004, we are focused on streamlining and automating our manufacturing operations, and we hope to increase output and improve efficiencies without substantially increasing the number of employees.

Item 2. Properties

     We conduct our composite products manufacturing operations from two separate facilities. Our original facility is a 49,000 square foot manufacturing and storage facility on a seven-acre site in Junction, Texas. On October 9, 2003, we completed the purchase of the Junction facility with the acquisition of the buildings for $75,000 from Marjorie S. Brooks, a major shareholder. We believe that the Junction facility is currently suitable for composite materials manufacturing requirements on a regional basis.

     Our Springdale, Arkansas manufacturing facility consists of 103,000 square feet and is located on 10 acres with a rail siding in the Springdale Industrial District. We have added 30,440 square feet of shed storage space since 1999 and installed a dual sprinkler system. We purchased this facility for $1.8 million with proceeds from the bond financing (see Liquidity and Capital Resources and Note 4: Bonds Payable).

     We lease an office, storage building and parking lot adjacent to the Springdale facility. The lease is for two years, renewable yearly. We also lease an adjacent parking area. The office and storage facility is comprised of 10,000 square feet on 2.36 acres and houses our corporate offices. We have an option to purchase this property for $360,000, with half of the lease payments applicable to the purchase price.

     We own 18.8 acres of land, south of and adjoining the existing manufacturing facility. This land was acquired for $785,000 and is where a second Springdale manufacturing facility will be built.

     We lease a 55,000 square foot second plastic storage warehouse and laboratory with a lease term of two years expiring on May 1, 2005. There remain options for two more two-year terms.

     In the third quarter of 2002 we entered into an agreement to purchase land and a building in Northwest Arkansas, on approximately 10 acres, for $900,000. This purchase was completed with funds from the bond financing in October 2003. We expanded and retrofitted the building to become a plastic regrinding and blending facility and serve as a reload area for finished products. In addition, we are adding equipment to provide the capability of processing waste plastic.

     We are leasing two warehouses in Northwest Arkansas. One warehouse is used to store finished goods and store raw materials. The second warehouse is currently used as a paint facility for our OEM products.

     We are leasing plastic recycling equipment and factory space in Alexandria, Louisiana in a 50,000 square foot warehouse. We have made improvements and installed additional equipment to increase the facility’s throughput. The upgrades provide flexibility to economically process different types of scrap plastic and to provide plastic feedstock of a quality and consistently required in order to more effectively operate our extrusion facilities.

Item 3. Legal Proceedings

     At this time, we are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     AERT’s Class A common stock is traded on the NASDAQ in the SmallCap market and is listed under the symbol AERTA. In order to remain listed on NASDAQ, we are required to meet certain criteria as maintenance standards established by NASDAQ. One such standard is a minimum bid price of $1.00 per share. At December 31, 2003, our closing stock price per share was $1.57 (and $1.22, as of March 18, 2004). There is no assurance that our stock price will continue to be greater than the minimum required for NASDAQ listing.

     The following table sets forth the ranges of high and low quarterly sales prices (as reported by NASDAQ) of our Class A common stock for the years ended December 31, 2002 and 2003. The quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Class A Common Stock
	High	Low
Fiscal 2002
First Quarter	2.490	1.100
Second Quarter	2.740	1.430
Third Quarter	1.840	1.250
Fourth Quarter	1.500	1.100
Fiscal 2003
First Quarter	1.400	1.140
Second Quarter	1.330	1.017
Third Quarter	1.600	1.303
Fourth Quarter	1.610	1.207

     As of December 31, 2003, there were approximately 1,600 record holders of Class A common stock and 11 record holders of Class B common stock. We have not previously paid cash dividends on the common stock and there are currently restrictions under various debt obligations and preferred securities that would prevent the payment of such dividends for the foreseeable future.

Item 6. Selected Financial Data

     The following tables set forth selected historical data for the years ended December 31, 1999 through 2003, derived from our audited financial statements for each such year and should be read in conjunction with such financial statements and the footnotes attached thereto as well as the discussion contained herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statements of Operations Data:
Net sales	$43,520,563	$41,415,466	$33,422,959	$27,707,491	$20,136,390

Income (loss) before extraordinary gain and accrued premium on preferred stock	(665,921)	1,193,333	602,864	(1,916,521)	(1,473,736)
Extraordinary gain	2,962,041	—	—	—	—

Income (loss) before accrued premium on preferred stock	2,296,120	1,193,333	602,864	(1,916,521)	(1,473,736)
Accrued premium on preferred stock	(276,000)	(278,083)	(290,000)	(290,000)	(290,000)

Net income (loss) applicable to common stock	$2,020,120	$915,250	$312,864	$(2,206,521)	$(1,763,736)

Net income (loss) per common share before extraordinary gain (1) (Basic)	$(.03)	$.03	$.01	$(.08)	$(.07)

Net income (loss) per common share before extraordinary gain (1) (Diluted)	$(.03)	$.02	$.01	$(.08)	$(.07)

Extraordinary gain per common share (Basic and Diluted)	$.10	—	—	—	—

Net income (loss) per common share after extraordinary gain (Basic)	$.07	$.03	$.01	$(.08)	$(.07)

Net income (loss) per common share after extraordinary gain (Diluted)	$.07	$.02	$.01	$(.08)	$(.07)

Weighted average number of shares outstanding (Basic)	30,017,661	29,516,768	27,565,825	26,059,013	24,598,715
Weighted average number of shares outstanding (Diluted)	30,017,661	42,665,451	37,176,751	26,059,013	24,598,715
Balance Sheet Data:
Working capital deficit	$1,915,695	$6,557,943	$4,535,600	$6,804,992	$7,756,859
Total assets	36,406,601	39,335,948	36,393,071	35,258,304	31,455,793
Long-term debt less current maturities.	16,659,241	4,068,210	4,303,202	4,486,156	59,656
Total liabilities	27,458,156	33,574,481	32,194,317	32,548,921	27,947,095
Stockholders’ equity	8,948,445	5,761,467	4,198,754	2,709,383	3,508,698

(1)	The net income (loss) per share of common stock is based on the combined weighted average number of shares of Class A and Class B common stock outstanding during the period. See Note 2 to the financial statements for a reconciliation of basic and diluted weighted average number of shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Three Year Comparison

	2003	% Change	2002	% Change	2001
Net sales	$43,520,563	5.1%	$41,415,466	23.9%	$33,422,959
Cost of goods sold	34,361,984	15.3%	29,800,939	23.1%	24,209,639
% of net sales	79.0%	7.0%	72.0%	-0.5%	72.4%

Gross margin	9,158,579	-21.1%	11,614,527	26.1%	9,213,320
% of net sales	21.0%	-7.0%	28.0%	0.5%	27.6%
Selling and administrative costs	9,001,261	15.0%	7,823,826	3.6%	7,555,253
% of net sales	20.7%	1.8%	18.9%	-3.7%	22.6%
Legal settlement	—	-100.0%	1,100,000	—	—
Research and development	77,900	-64.6%	220,354	—	—

Subtotal	9,079,161	-0.7%	9,144,180	21.0%	7,555,253
% of net sales	20.9%	-1.2%	22.1%	-0.5%	22.6%

Operating income	79,418	-96.8%	2,470,347	49.0%	1,658,067
% of net sales	0.2%	-5.8%	6.0%	1.0%	5.0%
Other income (expense)
Insurance proceeds related to lost income	1,125,372	—	—	—	—
Gain (loss) on disposition of equipment	—	-100.0%	(134,413)	-859.7%	17,692
Net interest expense	(1,870,711)	63.7%	(1,142,601)	6.5%	(1,072,895)

Income (loss) before extraordinary item and accrued premium on preferred stock	(665,921)	-155.8%	1,193,333	97.9%	602,864
% of net sales	-1.5%	-4.4%	2.9%	0.9%	1.8%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	2,962,041	—	—	—	—

Income before accrued premium on preferred stock	2,296,120	92.4%	1,193,333	97.9%	602,864
% of net sales	5.3%	2.4%	2.9%	0.9%	1.8%
Accrued premium on preferred stock	(276,000)	-0.7%	(278,083)	-4.1%	(290,000)

Net income applicable to common stock	$2,020,120	120.7%	$915,250	192.5%	$312,864
% of net sales	4.6%	2.4%	2.2%	1.3%	0.9%

Net Sales	2003	% Change	2002	% Change	2001
Springdale facility	$34,203,234	27.1%	$26,901,808	38.6%	$19,410,541
Junction facility	$9,317,329	-35.8%	$14,513,658	3.6%	$14,012,418

Total Net Sales	$43,520,563	5.1%	$41,415,466	23.9%	$33,422,959

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net sales increased 5.1% in 2003 to $43.5 million from $41.4 million in 2002. Increased national demand for our ChoiceDek Premium products and additional production capacity caused net sales at the Springdale facility to increase 27.1% to $34.2 million from $26.9 million in 2002. Net sales in the Junction facility decreased 35.8% from $14.5 million in 2002 to $9.3 million in 2003 due to the major fire in March 2003 that temporarily shut down plant operations. The facility resumed operations with one extrusion line in May 2003, and we have been operating at 50% capacity since then. As previously discussed in Item 1. Business- Operations 2003, we are now rebuilding the second line and the material transfer system. We plan to have Junction fully rebuilt by the end of the second quarter of 2004.

Cost of Goods Sold

     Our cost of goods sold, as a percent of sales, increased significantly in 2003 versus 2002 primarily due to the rising cost of acquiring recyclable plastics. A sharp increase in petroleum prices early in the year drove up virgin resin prices, which caused industrial consumers to turn to recycled plastics, which then forced up the price that we had to pay for waste plastic. To help offset rising material costs, we are expanding the plastic recovery process capacity at the second Northwest Arkansas facility and seeking new sources of waste plastic materials.

Selling and Administrative Expenses

     The increase in selling and administrative costs as a percentage of sales from 18.9% in 2002 to 20.7% in 2003 is the result of the decrease in revenue at the Junction facility, the additional sales staff and increased marketing and brand building expenses related to decking sales.

Income

     Income before the extraordinary gain decreased from 2002 to 2003 primarily because we had to pay more for raw materials, Junction sales fell due to the fire, and we experienced delays in automating portions of our production process. Additionally, net interest expense increased approximately $728,000 in 2003 over 2002, due primarily to the completion of the bond financing in the fourth quarter of 2003, which resulted in higher interest costs and the write-off of debt issuance costs related to the Arkansas State Bank loan (see Note 4 to the financial statements).

Extraordinary Item

     There were no extraordinary items in 2002. The extraordinary event in 2003 was the major fire at the Junction facility. The Junction facility was, and is, fully insured. Damage caused by the fire required us to write down gross assets by approximately $4.91 million. We simultaneously adjusted accumulated depreciation on those assets by $3.96 million, resulting in a net book value decrease in assets of about $950,000. At December 31, 2003, we had invested approximately $3.9 million in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $2,962,041 through December 31, 2003. Additionally, we received $1,366,682 in business interruption insurance during 2003, including $1,125,372 to replace lost income and $241,310 to cover fixed expenses. At December 31, 2003, approximately $484,000 was included in accounts receivable for expected insurance reimbursements.

Year ended December 31, 2002 compared to year ended December 31, 2001

Net Sales

     Net sales increased 23.9% in 2002 versus 2001. The increase in sales were primarily at the Springdale facility, which produces ChoiceDek premium. Sales were driven by higher demand for the ChoiceDek premium decking. Sales at the Junction facility increased slightly in 2002, up 3.6% over 2001.

Cost of Goods Sold

     As a percentage of sales, cost of goods sold decreased 0.5% in 2002 as compared to 2001. In 2002, the cost of raw material decreased and was the major contributor to the lower cost. However, in the last quarter of 2002, the cost of acquiring plastics began to increase. We began to increase our internal capacity to lessen our dependence on third party processors for our plastic.

Selling and Administrative Costs

     Selling and administrative costs were approximately $7.8 million in 2002, an increase of approximately $269,000 from 2001, which is a 3.7% decrease in total selling and administrative costs as a percentage of sales.

Net Income

     The increase in net income, when comparing 2002 to 2001, was due to higher sales and slower growth in operating costs. We believe increased production and sales, improved product focus, increased job training, and increased throughputs have allowed us to attain and increase profitability.

Liquidity and Capital Resources

     At December 31, 2003, we had a working capital deficit of $1.9 million compared to a working capital deficit of $6.6 million at December 31, 2002. Excluding the $3.9 million spent to reconstruct the Junction facility, we spent approximately $8.2 million on capital expansion during 2003. Expenditures were primarily for improving our equipment at both production facilities in the areas of extrusion, raw material processing and plastic production. Although the refinancing decreased the working capital deficit, it was not eliminated because our gross margin and profitability fell and we continued to fund capital improvements through cash flow and short-term loans. As of December 31, 2003, the working capital deficit involved total current liabilities of approximately $10.5 million, of which $1.9 million was for miscellaneous accrued liabilities, $7.1 million was in payables and $1.5 million was a combination of short-term notes payable and the current portion of long-term debt. The $1.9 million working capital deficit reflects management’s decision to enter into short-term debt financing to build and improve production and sales capacities to increase cash flows from operations. Our plan continues to be using short-term debt, which can be refinanced in the future, rather than more expensive and dilutive equity financing.

     On October 9, 2003, we finalized a long-term financing package with the City of Springdale, Arkansas and Allstate Insurance Company that resulted in the release to us of most of the funds previously held in the restricted bond escrow fund and terminating such escrow agreement. The package consists of $14.4 million tax-exempt industrial development bonds and a $2.6 million loan that is subordinated to the bonds.

     Net proceeds from the financing were used to repay short-term loans, pay down accounts payable incurred to develop qualified solid waste disposal facilities, purchase the Springdale, Arkansas extrusion facility, purchase the Lowell, Arkansas plastic facility, pay issuance fees and provide limited capital for further expansion. The obligations are secured by substantially all of our real estate assets and personal property, although provision is made for us to incur additional working capital lines of credit (subject to compliance with financial covenants) that would be secured by accounts receivable and inventory on a basis senior to obligations. Marjorie S. Brooks, the major shareholder personally guaranteed repayment of up to $4 million of the tax-exempt bonds.

     Cash increased $1,004,759 to $1,509,124 in 2003. Significant components of that increase were: (i) cash provided by operating activities of $2,504,285, which consisted of the net income for the period of $2,020,120 increased by depreciation and amortization of $3,671,512 and decreased by other uses of cash of $3,187,347; (ii) cash used in investing activities of $7,576,063, and (iii) cash provided by financing activities of $6,076,537. Payments on notes during the period were $9,112,156, and proceeds from the issuances of notes amounted to $17,000,000. At December 31, 2003, we had bonds and notes payable in the amount of $18,167,117, of which $1,507,876 was current notes payable and the current portion of long-term debt.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported on our financial statements. The estimates made in applying the accounting policies described below are material to the financial statements and notes thereto due to the level of judgment involved in arriving at those estimates.

Accounts Receivable

     Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Delinquency fees are not assessed. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice. Accounts receivable are carried at the original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed sixty days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received.

Inventories

     We state inventories at the lower of cost (first-in, first-out method) or market. Our inventories are not prone to obsolescence, and therefore we have not included a reserve for obsolescence in our financial statements.

Buildings and Equipment

     Property additions and betterments include capitalized interest and acquisition, construction and administrative costs allocable to construction projects and property purchases. Provision for depreciation of buildings and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

     We account for the impairment or disposal of long-lived assets in accordance with the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires an assessment of the recoverability of our investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

Stock-Based Compensation

     We account for our stock option plans and other stock-based compensation under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, which allows us to use the “intrinsic value” method of accounting set forth in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (see Note 2 to the financial statements). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Contractual Obligations

     The following table represents our contractual obligations outstanding as of December 31, 2003:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt	$17,801,766	$1,142,525	$1,945,067	$1,814,174	$12,900,000
Operating leases	1,064,298	460,031	353,525	250,742	—

Total	$18,866,064	$1,602,556	$2,298,592	$2,064,916	$12,900,000

Uncertainties, Issues and Risks

     There are many factors that could adversely affect AERT’s business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, litigation, new products / product transition, competition, acts of war, terrorism, public health issues, concentration of customer base, availability of raw material (plastic) at a reasonable price, management’s failure to execute effectively, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     AERT has no material exposures relating to its long-term debt because all of the Company’s long-term debt bears interest at fixed rates. See Note 4 to the financial statements for a discussion of outstanding debt. We depend on the market for favorable long-term mortgage rates to help generate sales of our product for use in the residential construction industry. Should mortgage rates increase substantially, our business could be impacted by a reduction in the residential construction industry. Important raw materials that we purchase are recycled plastic and wood fiber, which are subject to price fluctuations. We attempt to limit the impact of price increases on these materials by negotiating with each supplier on a term basis.

Forward-looking Information

     An investment in AERT’s securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice. In addition, this Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as “believes,” “anticipates,” “expects”, “estimates,” “should,” “may,” “will” and similar expressions, represent AERT’s expectations or beliefs concerning future events. Numerous assumptions, risks and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Prospective purchasers of the Company’s securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

     The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management’s current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting AERT, its suppliers’ or its customers’ plants, machinery, or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control; execution of planned capital projects; weather conditions affecting our operations or the areas in which AERT’s products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. AERT undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Edward J. Lysen, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this annual report on Form 10-K. Such review was conducted as of the end of the period covered by this Form 10-K. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. Subsequent to this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The response to this item is incorporated herein by reference to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders.

Item 11. Executive Compensation

     The response to this item is incorporated herein by reference to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The response to this item is incorporated herein by reference to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

     The response to this item is incorporated herein by reference to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

     The response to this item is incorporated herein by reference to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

(b) On October 14, 2003, the Company filed a Current Report on Form 8-K under Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

By: /s/ JOE G. BROOKS
Joe G. Brooks,
Chairman, Co-Chief Executive Officer and President

/s/ EDWARD J. LYSEN
Edward J. Lysen,
Senior Vice President and Chief Financial Officer

Date: March 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOE G. BROOKS Joe G. Brooks	Chairman of the board, co-CEO and president	March 30, 2004
/s/ SAL MIWA Sal Miwa	Vice-chairman of the board	March 30, 2004
/s/ STEPHEN W. BROOKS Stephen W. Brooks	Co-CEO and director	March 30, 2004
/s/ MARJORIE S. BROOKS Marjorie S. Brooks	Secretary, treasurer and director	March 30, 2004
/s/ JERRY B. BURKETT Jerry B. Burkett	Director	March 30, 2004
/s/ MICHAEL M. TULL Michael M. Tull	Director	March 30, 2004
/s/ SAMUEL L. “TONY” MILBANK Samuel L. “Tony” Milbank	Director	March 30, 2004
/s/ MELINDA DAVIS Melinda Davis	Director	March 30, 2004
/s/ JIM ROBASON Jim Robason	Director	March 30, 2004

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Independent Auditors’ Report	F-2
Balance Sheets	F-3 - F-4
Statements of Operations	F-5
Statements of Stockholders’ Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8 - F-25

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP
Fayetteville, Arkansas
March 22, 2004

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$1,509,124	$504,365
Restricted bond escrow fund	—	16,565,549
Accounts receivable, net of allowance of $92,207 at December 31, 2003 and $98,207 at December 31, 2002	2,647,665	2,635,960
Inventories	3,871,268	2,684,336
Prepaid expenses	579,163	343,409

Total current assets	8,607,220	22,733,619

Land, buildings and equipment:
Land	1,612,243	889,528
Buildings and leasehold improvements	4,943,462	1,615,288
Machinery and equipment	25,753,179	24,400,913
Transportation equipment	675,208	548,959
Office equipment	698,802	645,012
Construction in progress	3,346,298	1,649,937

	37,029,192	29,749,637
Less accumulated depreciation	14,905,242	15,223,727

Net land, buildings and equipment	22,123,950	14,525,910

Other assets:
Debt issuance costs, net of accumulated amortization of $199,067 at December 31, 2003 and $246,561 at December 31, 2002	3,397,134	1,750,422
Debt service reserve fund	1,946,643	—
Other assets, net of accumulated amortization of $307,017 at December 31, 2003 and $278,443 at December 31, 2002	331,654	325,997

Total other assets	5,675,431	2,076,419

	$36,406,601	$39,335,948

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2003	2002
Current liabilities:
Accounts payable – trade	$5,321,317	$4,663,220
Accounts payable – related parties	1,799,405	2,234,699
Current maturities of long-term debt	1,142,525	312,050
Accrued payroll expense	603,134	493,516
Other accrued liabilities	1,291,183	1,184,770
Notes payable - related parties	—	1,928,833
Notes payable – other	365,351	1,974,474
Bonds payable	—	16,500,000

Total current liabilities	10,522,915	29,291,562

Long-term debt, less current maturities	16,659,241	4,068,210

Accrued premium on convertible preferred stock	276,000	214,709

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized, 2,900 shares issued and 2,760 shares outstanding at December 31, 2003 and 2002	2,760	2,760
Class A common stock, $.01 par value; 75,000,000 shares authorized; 29,275,147 and 28,331,312 shares issued and outstanding at December 31, 2003 and 2002, respectively	292,752	283,313
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2003 and 2002	14,655	14,655
Warrants outstanding; 16,580,722 at December 31, 2003 and 16,590,122 at December 31, 2002	7,818,834	7,824,206
Additional paid-in capital	24,988,295	23,825,504
Accumulated deficit	(24,168,851)	(26,188,971)

Total stockholders’ equity	8,948,445	5,761,467

Total liabilities and stockholders’ equity	$36,406,601	$39,335,948

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Net sales	$43,520,563	$41,415,466	$33,422,959
Cost of goods sold	34,361,984	29,800,939	24,209,639

Gross margin	9,158,579	11,614,527	9,213,320
Selling and administrative costs	9,001,261	7,823,826	7,555,253
Legal settlement	—	1,100,000	—
Research and development	77,900	220,354	—
	,
	9,079,161	9,144,180	7,555,253

Operating income	79,418	2,470,347	1,658,067
Other income (expense)
Insurance proceeds related to lost income	1,125,372	—	—
Gain (loss) on disposition of equipment	—	(134,413)	17,692
Interest income	160,659	321,955	906,736
Interest expense	(2,031,370)	(1,464,556)	(1,979,631)

	(745,339)	(1,277,014)	(1,055,203)

Income (loss) before extraordinary item and accrued premium on preferred stock	(665,921)	1,193,333	602,864
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	2,962,041	—	—

Income (loss) before accrued premium on preferred stock	2,296,120	1,193,333	602,864
Accrued premium on preferred stock	(276,000)	(278,083)	(290,000)

Net income applicable to common stock	$2,020,120	$915,250	$312,864

Income (loss) per share of common stock before extraordinary item (Basic)	$(0.03)	$0.03	$0.01

Income (loss) per share of common stock before extraordinary item (Diluted)	$(0.03)	$0.02	$0.01

Extraordinary gain per share of common stock (Basic and Diluted)	$0.10	—	—

Income per share of common stock after extraordinary item (Basic)	$0.07	$0.03	$0.01

Income per share of common stock after extraordinary item (Diluted)	$0.07	$0.02	$0.01

Weighted average number of common shares outstanding (Basic)	30,017,661	29,516,768	27,565,825

Weighted average number of common shares outstanding (Diluted)	30,017,661	42,665,451	37,176,751

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2000	2,900	$2,900	25,755,321	$257,553	1,465,530	$14,655

Issuance of shares in payment of accrued premium on preferred stock	—	—	358,239	3,582	—	—
Issuance of shares in payment of interest	—	—	409,114	4,092	—	—
Exercise of stock options	—	—	75,000	750	—	—
Warrants outstanding recorded due to the adoption of EITF 00-19	—	—	—	—	—	—
Exercise of Class J Warrants	—	—	150,000	1,500	—	—
Exercise of Class K Warrants	—	—	150,000	1,500	—	—
Exercise of Class I Warrants	—	—	45,616	456	—	—
Exercise of Consulting Warrants	—	—	199,334	1,993	—	—
Exercise of Placement Warrants			25,150	252	—	—
Net income applicable to common stock	—	—	—	—	—	—

Balance - December 31, 2001	2,900	$2,900	27,167,774	$271,678	1,465,530	$14,655
Issuance of shares in payment of accrued premium on preferred stock	—	—	338,492	3,385	—	—
Conversion of preferred stock	(140)	(140)	116,667	1,166	—	—
Exercise of Series X Warrants	—	—	1,000	10	—	—
Exercise of Class I Warrants	—	—	95,107	951	—	—
Exercise of Consulting Warrants	—	—	416,667	4,167	—	—
Exercise of Placement Warrants	—	—	195,605	1,956	—	—
Net income applicable to common stock	—	—	—	—	—	—

Balance - December 31, 2002	2,760	$2,760	28,331,312	$283,313	1,465,530	$14,655
Issuance of shares in payment of accrued premium on preferred stock	—	—	179,586	1,796	—	—
Issuance of shares in payment of interest	—	—	309,849	3,099	—	—
Exercise of stock options	—	—	95,000	950	—	—
Exercise of Placement Warrants	—	—	9,400	94	—	—
Issuance of shares in payment of debt issuance costs	—	—	350,000	3,500	—	—
Net income applicable to common stock	—	—	—	—	—	—

Balance - December 31, 2003	2,760	$2,760	29,275,147	$292,752	1,465,530	$14,655

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Warrants Outstanding		Additional Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance - December 31, 2000	—	$—	$29,851,360	$(27,417,085)	$2,709,383

Issuance of shares in payment of accrued premium on preferred stock	—	—	286,418	—	290,000
Issuance of shares in payment of interest	—	—	515,906	—	519,998
Exercise of stock options	—	—	46,531	—	47,281
Warrants outstanding recorded due to the adoption of EITF 00-19	17,818,601	8,419,345	(8,419,345)	—	—
Exercise of Class J Warrants	(100,000)	(38,241)	137,241	—	100,500
Exercise of Class K Warrants	(150,000)	(27,663)	138,663	—	112,500
Exercise of Class I Warrants	(45,616)	(24,040)	45,632	—	22,048
Exercise of Consulting Warrants	(199,334)	(112,166)	184,922	—	74,749
Exercise of Placement Warrants	(25,150)	(14,081)	23,260	—	9,431
Net income applicable to common stock	—	—	—	312,864	312,864

Balance - December 31, 2001	17,298,501	$8,203,154	$22,810,588	$(27,104,221)	$4,198,754
Issuance of shares in payment of accrued premium on preferred stock	—	—	350,393	—	353,778
Conversion of preferred stock	—	—	(1,026)	—	—
Exercise of Series X Warrants	(1,000)	(531)	1,721	—	1,200
Exercise of Class I Warrants	(95,107)	(43,328)	105,258	—	62,881
Exercise of Consulting Warrants	(416,667)	(225,631)	377,716	—	156,252
Exercise of Placement Warrants	(195,605)	(109,458)	180,854	—	73,352
Net income applicable to common stock	—	—	—	915,250	915,250

Balance - December 31, 2002	16,590,122	$7,824,206	$23,825,504	$(26,188,971)	$5,761,467
Issuance of shares in payment of accrued premium on preferred stock	—	—	213,722	—	215,518
Issuance of shares in payment of interest	—	—	429,296	—	432,395
Exercise of stock options	—	—	48,410	—	49,360
Exercise of Placement Warrants	(9,400)	(5,372)	8,803	—	3,525
Issuance of shares in payment of debt issuance costs	—	—	462,560	—	466,060
Net income applicable to common stock	—	—	—	2,020,120	2,020,120

Balance - December 31, 2003	16,580,722	$7,818,834	$24,988,295	$(24,168,851)	$8,948,445

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income applicable to common stock	$2,020,120	$915,250	$312,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,671,512	2,985,050	2,800,055
Premium accrued on preferred stock	276,000	278,083	290,000
Interest paid through issuance of common stock	432,395	—	519,997
(Gain) loss on disposition of equipment	—	134,413	(17,692)
Extraordinary gain on involuntary conversion of non- monetary assets due to fire	(2,962,041)	—	—
(Increase) decrease in other assets	(766,446)	54,053	80,068
Changes in current assets and current liabilities	(167,255)	505,297	(3,443,578)

Net cash provided by operating activities	2,504,285	4,872,146	541,714

Cash flows from investing activities:
Purchases of land, buildings and equipment	(11,257,967)	(4,837,311)	(1,093,087)
Insurance proceeds from involuntary disposition of property and equipment	3,681,904	—	—

Net cash used in investing activities	(7,576,063)	(4,837,311)	(1,093,087)

Cash flows from financing activities:
Proceeds from issuance of notes	17,000,000	1,415,000	200,000
Payments on notes	(9,112,156)	(769,302)	(650,267)
Increase (decrease) in outstanding advances on factored receivables	(187,112)	(920,143)	1,263,573
Debt acquisition costs	(1,677,080)	(305,309)	(476,470)
Proceeds from exercise of stock options and warrants, net	52,885	293,683	366,509

Net cash provided by (used in) financing activities	6,076,537	(286,071)	703,345

Increase (decrease) in cash	1,004,759	(251,236)	151,972
Cash and cash equivalents, beginning of period	504,365	755,601	603,629

Cash and cash equivalents, end of period	$1,509,124	$504,365	$755,601

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Description of the Company

          Advanced Environmental Recycling Technologies, Inc. develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes. The Company’s products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, and ChoiceDek® Premium Colors. The Company is comprised of four manufacturing facilities which are located in Junction, Texas, Springdale and Lowell, Arkansas and Alexandria, Louisiana. The Company’s customers primarily consist of a number of regional and national door and window manufacturers, industrial flooring companies and Weyerhaeuser, the Company’s primary decking customer.

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

          The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time of shipment. Sales are recorded net of discounts, rebates and returns.

Statements of Cash Flows

          In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

	Year Ended December 31,
	2003	2002	2001
Receivables	$213,444	$642,513	$(1,352,504)
Inventories	(1,186,932)	(451,624)	(575,046)
Prepaid expenses and other	844,929	290,012	231,896
Accounts payable - Trade and related parties	(321,085)	(785,890)	(1,319,297)
Accrued liabilities	282,389	810,286	(428,627)

	$(167,255)	$505,297	$(3,443,578)

Cash paid for interest	$1,125,238	$1,126,496	$2,323,597

Supplemental Disclosures of Non-cash Investing and Financing Activities

	Year Ended December 31,
	2003	2002	2001
Notes payable for financing of insurance policies	$1,080,683	$400,644	$250,116
Accounts / notes payable for equipment	928,023	1,305,264	329,899
Accrued premium on preferred stock paid with Class A common stock	215,518	353,778	290,000

Cash Equivalents

          The Company considers all highly liquid investments, those with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2003, cash and cash equivalents includes $145,766 that is restricted by the bond agreement (see Note 4: Notes Payable and Long-term Debt) for payment of costs incurred to complete ongoing expansion projects, and $427,155 that is restricted for payment of the 2004 principal and interest on the bond. The cash restricted for payment of expansion costs is expected to be paid out prior to December 31, 2004.

Buildings and Equipment

          Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements – 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 5 to 6 years and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for the years ended December 31, 2003, 2002 and 2001 was approximately $3.6 million, $3.0 million and $2.8 million, respectively.

          Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

          The Company accounts for the impairment or disposal of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires an assessment of the recoverability of the Company’s investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

Inventories

          Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at December 31:

	2003	2002
Raw materials	$2,722,682	$2,090,807
Work in process	566,503	307,775
Finished goods	582,083	285,754

	$3,871,268	$2,684,336

Other Assets

          Debt issuance costs are amortized over the term of the related debt. The costs for the preparation of patent applications of $178,733 and $207,306, net, are amortized using the straight-line method over 17 years. The debt service reserve fund is restricted for the life of the bonds payable (see Note 4) for payment of principal and interest on the bonds in the case the Company is unable to make those payments.

Accounts Receivable

          Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within thirty days from the invoice date. Trade accounts are stated at the amount management expects to collect from outstanding balances. Delinquency fees are not assessed. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice.

          Accounts receivable are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed sixty days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received.

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

          In computing Diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations for the year ended December 31, 2003. Therefore, Basic EPS and Diluted EPS are computed in the same manner for that year.

	Year Ended December 31,
	2003		2002	2001
	Before Extra-	After Extra-
	ordinary Item	ordinary Item
Net income (loss) applicable to common stock (A)	$(941,921)	$2,020,120	$915,250	$312,864

Assumed exercise of stock options and warrants	—	—	20,821,319	19,026,734
Application of assumed proceeds toward repurchase of stock at average market price	—	—	(7,672,636)	(9,415,808)

Net additional shares issuable	—	—	13,148,683	9,610,926

Adjustment of shares outstanding:
Weighted average common shares outstanding	30,017,661	30,017,661	29,516,768	27,565,825
Net additional shares issuable	—	—	13,148,683	9,610,926

Adjusted shares outstanding (B)	30,017,661	30,017,661	42,665,451	37,176,751

Net income (loss) per common share – Diluted (A) divided by (B)	$(0.03)	$0.07	$0.02	$0.01

Concentration Risk

Credit Risk

          The Company’s revenues are derived principally from a number of regional and national door and window manufacturers, industrial-flooring companies and Weyerhaeuser, the Company’s primary decking customer. The Company extends unsecured credit to its customers. This industry concentration has the potential to impact the Company’s exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. The Company derived more than 10% of its revenue from the following customer:

	2003	2002	2001
Weyerhaeuser	81%	81%	82%

Cash

          The Company maintains bank accounts which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times, cash balances may be in excess of the FDIC insurance limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Disclosure about Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities — The carrying value approximates fair value due to the short maturity of these items.

Long-term debt — The fair value of the Company’s long-term debt has been estimated by the Company based upon each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral and amortization schedule. The carrying amount approximates fair value.

Stock-Based Compensation

          The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-

based employee compensation for the years ended December 31, 2003, 2002, and 2001.

	2003		2002	2001
	Before Extra-	After Extra-
	ordinary	ordinary
	Item	Item
Net income (loss) applicable to common stock, as reported	$(941,921)	$2,020,120	$915,250	$312,864
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	396,958	396,958	628,795	497,683

Net income (loss) applicable to common stock, pro forma	$(1,338,879)	$1,623,162	$286,455	$(184,819)

Net income (loss) per share of common stock:
Basic – as reported	$(0.03)	$0.07	$0.03	$0.01
Basic – pro forma	$(0.04)	$0.05	$0.01	$(0.01)
Diluted – as reported	$(0.03)	$0.07	$0.02	$0.01
Diluted – pro forma	$(0.04)	$0.05	$0.01	$(0.01)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 4.0, 4.3 and 4.9 percent; expected lives of 10, 8 and 7 years; and expected volatilities of 91, 74 and 103 percent. Since no dividends are expected to be paid by the Company during the expected lives of the options, a dividend yield of zero was used for purposes of computing the fair value of the options. The weighted-average fair value of options granted during 2003, 2002 and 2001 was $0.98, $1.19 and $0.87, respectively.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

          Advertising costs are charged to expense in the period incurred. Advertising expense was approximately $1,277,000, $1,129,000 and $1,074,000 in 2003, 2002 and 2001, respectively.

Recent Accounting Pronouncements

          In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and did not have an impact on the Company’s financial statements and related disclosures.

          In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not have an impact on the Company’s financial statements and related disclosures.

          In December 2003, the Financial Accounting Standards Board issued Interpretation 46R Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R), which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company is required to adopt the provisions of this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have an interest in an entity that is subject to the Interpretation, therefore, the adoption of FIN 46R is not expected to have any effect on the Company’s financial statements and related disclosures.

Reclassifications

          Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net income.

Note 3: Related Party Transactions

          The Company accounts for transfers of receivables, with recourse, to a related party under the guidelines of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as transfers of receivables with recourse, and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Based on the requirements of SFAS 125, the receivables transferred to the related party with recourse are accounted for as a secured borrowing because the Company is not considered to have surrendered control over the transferred assets. Accounts receivable and accounts payable-related parties at December 31, 2003 and 2002, include $1,795,670, and $1,982,782, respectively, to reflect these requirements.

          During 2003, the Company had an agreement with an affiliate, Brooks Investment Co., controlled by Marjorie S. Brooks, whereby the Company agreed to transfer certain of its trade receivables as collateral, which Brooks Investment Co. deemed acceptable, up to $2.5 million at any one time. Upon acceptance of a transfer of a receivable, Brooks Investment Co. remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, Brooks Investment Co. withheld 1.25% of the receivable as a factoring charge and the additional 13.75% of the receivable was remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. The Company indemnified Brooks Investment Co. for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company’s customers. During 2003, the Company transferred an aggregate of approximately $45 million in receivables under this agreement, of which $2.1 million remained to be collected as of December 31, 2003. During 2002 and 2001, the Company transferred an aggregate of approximately $42.8 and $34 million, respectively, in receivables under this agreement, none of which remains to be collected. Costs of $512,233, $343,752 and $517,349 associated with the factoring agreement were included in selling and administrative costs at December 31, 2003, 2002 and 2001, respectively.

          At December 31, 2003, accounts payable-related parties included advances on factored receivables of approximately $1.8 million and $3,736 relating to other items owed to related parties.

Note 4: Notes Payable and Long-Term Debt

Notes Payable - Other

Notes payable – other, consisted of the following at December 31:	2003	2002
12% notes payable, paid in full in 2003	$—	$1,893,630
Various notes with rates ranging from 4% to 11.5%	365,351	80,844

Total	$365,351	$1,974,474

          The Company has had five bridge financing agreements. The first was completed on October 30, 1997, and was paid off in 2001. The remaining four financings were completed in 1998, and paid off in 2003 with proceeds from the $17 million financing discussed in the long-term debt section of this note.

Notes Payable – Related Parties

Notes payable to related parties consisted of the following at December 31:	2003	2002
Various notes payable to related parties, with stated interest rates ranging from 6.5% to 12%, paid in full in 2003	$—	$1,928,833

	$—	$1,928,833

Long-term Debt

Long-term debt, less current maturities consisted of the following at December 31:	2003	2002
7% bonds payable to Regions Bank; principal payable annually; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, pledged revenues, and a personal guarantee by Marjorie S. Brooks, the major shareholder; maturing on October 1, 2017 (a)	$14,400,000	$—
19.75% note payable to Allstate Insurance Company, secured by subordinated interest in the collateral securing the bonds payable; interest payable semiannually; principal due on October 1, 2017	2,600,000	—
5% note payable with weekly principal payments of $6,540 plus interest; unsecured; maturing October 14, 2005	614,600	—
9.75% note payable to Arkansas State Bank; due in monthly installments of $49,156; secured by real estate and improvements, fixed assets, assignment of life insurance policy, personal guarantee of certain stockholders and an 80% USDA Department of Rural Development guarantee; original maturity February 23, 2015; paid in full in 2003	—	4,176,015
Other	187,166	204,245

Total	17,801,766	4,380,260
Less current maturities	(1,142,525)	(312,050)

Long-term debt, less current maturities	$16,659,241	$4,068,210

(a)	The bond agreement contains financial covenants, which include a current ratio of not less than 1.00 to 1.00 and a requirement that not more than 10% of accounts payable be in excess of 75 days past the invoice date. The Company was not in compliance with these two covenants at December 31, 2003. The accounts payable covenant was waived, and the current ratio covenant was modified to include the debt service reserve fund of $1,946,643 in current assets for purposes of the current ratio calculation, resulting in the Company’s compliance with this covenant at December 31, 2003.

          The aggregate maturities of long-term debt, net of debt discount, as of December 31, 2003, are as follows:

Year	Amount
2004	$1,142,525
2005	1,121,823
2006	823,244
2007	912,605
2008	901,569
Thereafter	12,900,000

$17,801,766

Notes and Bonds Payable

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

          Net proceeds from the financing were used to repay short-term loans, pay down accounts payable incurred to develop qualified solid waste disposal facilities, purchase the Springdale, Arkansas extrusion facility, purchase the Lowell, Arkansas plastic facility, pay issuance fees and provide limited capital for further expansion. The obligations are secured by substantially all of the Company’s real estate assets and personal property, although provision is made for the Company to incur additional working capital lines of credit (subject to compliance with financial covenants) that would be secured by accounts receivable and inventory on a basis senior to the existing obligations. In addition, there is a $4 million personal guarantee from Marjorie S. Brooks, the major shareholder.

Note 5: Stockholders’ Equity

     Preferred Stock

          The Company issued 1,500 Series A preferred shares, 900 Series B preferred shares and 500 Series C preferred shares at a price of $1,000 per share in 1998. Such stock was purchased by the major stockholder, a 5% holder and accredited institutional investors. The preferred stock bears an interest premium of 10% per year and is payable in cash or common stock. The Company has reserved 6,079,989 shares of Class A common stock for conversion under the preferred stock agreement. During 2002, 140 shares of the Series A preferred stock was converted into 116,667 shares of Class A common stock. The Company converted $215,518 and $353,778 of accrued premiums to common stock in 2003 and 2002, respectively. These transactions are considered non-cash financing activities for statement of cash flow purposes.

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

     Common Stock

          The Class A common stock and the Class B common stock are substantially similar in all respects except that the Class B common stock has five votes per share while the Class A common stock has one vote per share. Each share of Class B common stock is convertible at any time at the holder’s option to one share of Class A common stock and, except in certain instances, is automatically converted into one share of Class A common stock upon any sale or transfer.

     Warrants

          The Company has reserved 16,580,722 shares of the Company’s Class A common stock for issuance under the following warrant agreements.

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

     Class H Warrants

          In 1995, in connection with a note payable to Marjorie S. Brooks and accounts payable to a company controlled by her (see Note 3), the Company’s Board of Directors authorized the issuance of up to 2,000,000 Class H Warrants on a one-for-one basis for each dollar advanced under the agreement and having an exercise price equal to the per share market value of the Company’s Class A common stock on the date of such advances. The warrants were exercisable at prices from $0.39 to $0.49 per share of Class A common stock for each Class H Warrant exercised. In 2000, 228,208 shares of Class H Warrants were exercised at prices ranging from $0.39 to $0.49 per share, resulting in proceeds of $100,000. The remaining 1,771,792 Class H Warrants were set to expire in February 2005, but the expiration date was extended to February 2007. The Warrants are exercisable at prices from $0.46 to $0.48 per share of Class A common stock for each Class H Warrant exercised.

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

     X and Y Warrants Issued in Connection with Preferred Stock

          The preferred stock carries a series of X and Y Warrants, which will convert at $1.20 and $2.50 per share. In connection with the 2,900 preferred shares, the Company issued 2,900 X Warrants and 2,900 Y Warrants. Each of the Series X Warrants entitles the holder to the right to acquire 555 shares (for X Warrants issued with Series A shares) and 833.33 shares (for X Warrants issued with Series B and C shares) of the Company’s common stock (1,999,162 shares). Each of the Series Y Warrants entitles the holder to the right to acquire 205 shares (for Y Warrants issued with Series A shares) and 400 shares (for Y Warrants issued with Series B and C shares) of the Company’s common stock (867,500 shares). Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. The expiration date of the warrants was extended from November 2005 to November 2007. In 2002, 1,000 Series X Warrants were exercised at $1.20, resulting in proceeds of $1,200.

     X and Y Warrants to Placement Agent

          The Series A preferred stock shares were placed through a placement agent. The placement agent and certain officers of the placement agent were given Series X Warrants to purchase, in the aggregate, 278.33 shares of the Company’s common stock for each $1,000 of purchase price (417,495 shares) and Series Y Warrants to purchase, in the aggregate, 102.7 shares of the Company’s common stock for each $1,000 of Purchase Price (154,050 shares). The Series X Warrants were originally exercisable for a period of six years from the first anniversary of the date of issuance at a price per share equal to $1.20 and the Series Y Warrants were originally exercisable for a period of five years from the second anniversary of the date of issuance at a price per share equal to $2.50. The exercise period for both the Series X and Series Y Warrants was extended by two years. No placement agent was used for the Series B and C shares.

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

     Consulting and Placement Warrants

          In 1997 and 1998, the Company obtained bridge financing of $3.2 million (see Note 4). In connection with the financing, 6,314,926 Consulting warrants and 378,895 Placement warrants were issued at an exercise price of $0.375. The expiration dates for all warrants were extended by two years in 2002. Since the issuance of the warrants, 1,345,335 Consulting warrants and 378,622 Placement warrants have been exercised, as shown in the table below, leaving 4,969,591 Consulting warrants and 273 Placement warrants outstanding at December 31, 2003.

Year	Consulting	Placement
Exercised	Warrants	Warrants
2003	—	9,400
2002	416,667	195,605
2001	199,334	25,150
Prior to 2001	729,334	148,467

	1,345,335	378,622

          The number of Consulting and Placement warrants outstanding and their current expiration dates are shown in the following table.

Consulting	Placement	Expiration
Warrants	Warrants	Date
1,493,999	—	10/30/04
1,520,666	273	12/05/05
760,000	—	04/06/05
619,926	—	06/03/05
575,000	—	08/21/05

4,969,591	273

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

          At December 31, 2003, the Company had outstanding warrants as follows:

	Warrants for
	Class A	Weighted Average
	Common Stock	Exercise Price
Class C Warrants	325,000	$1.075
Class F Warrants	987,040	0.61
Class G Warrants	2,987,040	0.92
Class H Warrants	1,771,792	0.47
Class I Warrants	180,388	0.77
Series X Warrants	1,998,162	1.20
Series Y Warrants	867,500	2.50
Series X Warrants - Placement Agent	417,503	1.20
Series Y Warrants - Placement Agent	153,769	2.50
Bonus Warrants	1,312,664	3.00
Consulting Warrants	4,969,591	0.375
Placement Warrants	273	0.375
Extension Warrants	310,000	0.375
Series Z Placement Warrants	300,000	1.00

	16,580,722	$0.99

          Effective June 30, 2001, the Company adopted Financial Accounting Standards Board SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), with no effects on its financial statements except for warrants that are indexed to and potentially settled in the Company’s common stock. These warrants have been accounted for under the provisions of Emerging Issues Task Force abstract 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19). The Company modified certain of its warrant related registration rights agreements as of June 30, 2001, so that those warrants would be classified as equity rather than debt in its balance sheet under the provisions of EITF 00-19. As a result of these modifications, there was no impact on earnings.

          In accounting for its derivative contracts at June 30, 2001, the Company recorded $8,419,345 in warrants outstanding in the equity section of its balance sheet and decreased its additional paid-in capital by the same amount, leaving its total stockholder’s equity amount unaffected. The warrant valuation was determined as of June 30, 2001 using the Black-Scholes option-pricing model, with the following details and assumptions. The underlying stock price was $0.87. Exercise prices of the warrants ranged from $0.31 to $3.00. The volatility of the stock underlying the warrants ranged from 46.42% to 87.27%, and the risk-free rates of return ranged from 3.63% to 4.82%.

Note 6: Stock Option Plans

          The Company’s Stock Option Plans (the 1997 Plan, 1994 Plan, Director Plan, Chairman Plan and the 1989 Plan, collectively “the Plans”) authorize the issuance of 7,600,000 shares of the Company’s Class A common stock to its directors, employees and outside consultants. The option price of the stock options awarded must be at least equal to the market value of the Class A common stock on the date of grant. Stock options may not be granted to an individual to the extent that in any calendar year in which options first become exercisable, the shares subject to options first exercisable in such year have a fair market value on the date of grant in excess of $100,000. No option may be outstanding for more than ten years after its grant. The purpose of the Plans is to enable the Company to encourage key employees, directors and outside consultants to contribute to the success of the Company by granting such persons incentive stock options (ISOs) and/or non-incentive stock options (nonqualified stock options). The ISOs are available for employees only. In order to provide for disinterested administration of the Plans for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, the Director Plan also provides that outside directors will automatically receive annual awards of nonqualified stock options.

          The Company’s stockholders approved the Non-Employee Director Stock Option Plan (the Director Plan), in June 1994. The Director Plan provides for the issuance of options to purchase up to an aggregate of 500,000 shares of the Company’s Class A common stock to eligible outside directors of the Company. Each eligible outside director will be granted options to purchase 25,000 shares of common stock annually commencing in 1995 and each year thereafter.

          In June 1994, stockholders of the Company approved the adoption of the Amended and Restated Stock Option Plan (the 1994 Plan), which superseded and replaced the Company’s 1990 Stock Option Plan. The new Plan provides for the granting of options to purchase up to 1,000,000 shares of the Company’s Class A common stock by recipients of incentive stock options or nonqualified stock options as granted by the Company’s Board of Directors.

          Also, in June 1994, stockholders of the Company approved the Chairman Stock Option Plan. The Plan provided for a grant of options to purchase up to 500,000 shares of the Company’s Class A common stock.

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

          During June 1989, stockholders of the Company approved the adoption of the Advanced Environmental Recycling Technologies, Inc. 1989 Stock Option Plan (the 1989 Plan). The 1989 Plan was designed to increase the interest of the directors and executives and other employees of the Company. The total number of shares of the Company’s Class A common stock which could have been issued under options granted pursuant to the Plan was not to exceed 600,000. The option price had to be the fair market value of the shares on the date on which the respective shares were granted unless granted to a 10% stockholder, then the exercise price had to be at least 110% of the fair market value per share on the date such option was granted. Each option’s expiration date could not exceed ten years from the date such option was granted, unless the option was granted to a 10% shareholder, and then the expiration date was five years from the date the option was granted. The 1989 Plan terminated on June 4, 1999, and no additional options can be granted after such date.

          A summary of the activity in the Company’s stock option plans during the years ended December 31, 2003, 2002 and 2001, follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	5,667,630	$1.00	5,190,130	$0.93	4,690,130	$0.84
Granted	215,000	1.13	530,000	1.72	575,000	1.13
Exercised	(95,000)	0.52	—	—	(75,000)	0.66
Forfeited	(45,000)	1.03	(52,500)	1.00	—	—

Outstanding, end of year	5,742,630	$1.01	5,667,630	$1.00	5,190,130	$0.93

Exercisable, end of year	5,215,130	$0.92	4,840,130	$0.87	4,340,130	$0.74

          The following table summarizes information about stock options outstanding under the Company’s stock option plans as of December 31, 2003:

	Options Outstanding		Options Exercisable
	Number	Wtd. Avg.	Wtd. Avg.	Number	Wtd. Avg.
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/03	Contract Life	Price	at 12/31/03	Price
$0.38 - $ 0.48	1,107,667	2.32 years	$0.44	1,107,667	$0.44
$0.56 - $ 1.00	2,848,963	2.65 years	$0.75	2,848,963	$0.75
$1.02 - $ 1.41	653,500	5.47 years	$1.17	483,500	$1.18
$1.75 - $ 2.75	1,132,500	3.73 years	$2.11	775,000	$2.08

	5,742,630	3.12 years	$1.01	5,215,130	$0.92

          The weighted-average fair value of options granted during 2003, 2002 and 2001 was $0.98, $1.19 and $0.87, respectively.

Note 7: Leases

          At December 31, 2003, the Company was obligated under various operating leases covering certain buildings and equipment. Rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was $1,602,788, $958,883 and $671,762, respectively. Future minimum lease payments required under operating leases as of December 31, 2003, are as follows:

Year	Amount
2004	$460,031
2005	189,154
2006	164,371
2007	164,371
2008	86,371

Total minimum payments required	$1,064,298

Note 8: Income Taxes

          The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          As of December 31, 2003, the Company had net operating loss carryforwards of approximately $22 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2004 through 2019, if not utilized.

          The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2003	2002	2001
Deferred tax assets—
Net operating loss carryforwards	$7,637,000	$8,464,000	$8,125,000
Valuation allowance	(7,567,000)	(7,551,000)	(7,301,000)

Total deferred tax assets	70,000	913,000	824,000
Deferred tax liability—Depreciation	70,000	913,000	824,000

Net deferred tax	$—	$—	$—

          As the Company generated net operating losses from its inception through 2000 and there is no assurance of the Company’s ability to generate adequate future taxable income to enable the Company to realize these carryforwards prior to expiration, a valuation allowance of approximately $7.6 million has been established at December 31, 2003, to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such valuation allowance in the future.

Note 9: Extraordinary Item

          On March 28, 2003, the Company had an accidental fire at the Junction, Texas plant. The Company was given permission to begin demolition and the rebuilding of a portion of the production facility on April 16, 2003. The initial restoration project, completed on May 20, 2003, included the rebuild of one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. Concurrently, the Company installed another extrusion line in the Springdale, Arkansas plant, which became operational on June 9, 2003. With the completion of these lines, the production capacity was the same as before the fire. At this time, there has been minimal disruption in meeting the customers’ needs, although several new product introductions were delayed.

          The rebuild of the second extrusion line and the raw material system at the Junction, Texas facility is expected to be finished during the second quarter of 2004, completing the rebuild of the Junction Plant. There is no assurance as to the timing of the completion of the remaining extrusion line and raw material system. The Junction plant was, and is, fully insured for fire damage and business interruption. Through December 31, 2003, the Company had received $5.4 million in insurance proceeds related to this incident.

          Due to the Junction facility fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. At December 31, 2003, approximately $3.9 million had been invested in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility have resulted in a gain of $2,962,041 through December 31, 2003. Additionally, the Company recorded $1,366,682 in business interruption insurance during 2003, including $1,125,372 to replace lost income and $241,310 to cover fixed expenses. At December

31, 2003, approximately $484,000 was included in accounts receivable for expected insurance reimbursements.

Note 10: Commitments and Contingencies

          The Company was sued in May 2000, in a federal action in the Western District of Texas, for breach of contract seeking royalties allegedly owed but unpaid from a 1987 settlement of prior litigation against a predecessor entity and two of our founders in the United States District Court for the Western District. The plaintiffs were seeking approximately $1.2 million in past royalties, plus attorneys’ fees, any applicable pre-judgment and post-judgment interest, and a declaration that the Company pay an ongoing royalty in the amount of $10 per ton on future sales from the Company’s Junction, Texas facility on production utilizing cedar fiber and recycled plastic. In 2001, the plaintiffs amended the complaint to include two of our founders as co-defendants. At trial, the plaintiffs obtained a judgment for past royalties in the amount of approximately $821,000, plus prejudgment and post-judgment interest and attorneys’ fees. The Company settled the lawsuit in December 2002 for $1,100,000. The court, in May 2002, declined to enter a declaratory judgment requested by the plaintiff requiring the Company to pay a royalty on a monthly basis in the future on the Company’s products, and the release executed in connection with the December 2002 settlement does not release any potential claims for royalties after January 1, 2002. As to the requested declaratory judgment, the court noted that the plaintiffs had not properly sought a declaratory judgment from a procedural standpoint and also took note that the changes to the initial process developed over the years by the Company have brought the Company’s manufacturing operations farther away from the plaintiff’s technology.

Note 11: Segment Information

          SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information (SFAS 131) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are defined as a component of an enterprise:

•	That engages in business activities from which it may earn revenues and expenses,

•	Whose operating results are regularly reviewed by the enterprise’s chief operating decision maker,

•	For which discrete financial information is available.

          As of December 31, 2003, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

	Year Ended December 31,
	2003	2002	2001
Net Sales —
Commercial and residential decking surface components	$35,646,315	$33,996,864	$26,743,874
Exterior door, window and housing trim components	7,418,157	7,058,653	6,099,479
Industrial flooring	456,091	359,949	579,606

	$43,520,563	$41,415,466	$33,422,959

	Year Ended December 31,
	2003		2002		2001
	Springdale	Junction	Springdale	Junction	Springdale	Junction
Gross Margin —
Net revenues	$34,203,234	$9,317,329	$26,901,808	$14,513,658	$19,410,541	$14,012,418
Cost of goods sold	26,779,482	7,582,502	18,851,046	10,949,893	13,372,102	10,837,537

Gross margin	$7,423,752	$1,734,827	$8,050,762	$3,563,765	$6,038,439	$3,174,881

Note 12: 401(k) Plan

          During December 2000, the Company initiated the A.E.R.T. 401(k) Plan (the Plan) for the benefit of all eligible employees. The Plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deferred contributions to the Plan. The Plan provides that the Company may elect to make employer-matching contributions equal to a percentage of each participant’s voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. Profit sharing contributions to the Plan can range from 0% to 15% of participants’ annual compensation. The Company has never made any matching or profit sharing contributions to the Plan.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, including Certificate of
Amendment filed on June 12, 1989 (a), and Certificate of
Amendment filed on August 22, 1989. (b)

3.2	Certificate of Designation of Class B common stock. (a)

3.3	Bylaws of Registrant. (a)

3.4	Form of Class A common stock Certificate. (c)

4.2	Form of Class B common stock Certificate. (a)

4.3	Form of Warrant Agreement with American Stock Transfer & Trust Company, including Class A and Class B common stock Purchase Warrants. (a)

4.7	Form of Redeemable Class B Warrant Certificate. (c)

4.8	Form of Class C Warrant Certificate. (h)

4.9	Form of Class D Warrant Certificate. (h)

4.10	Form of Class E Warrant Certificate. (h)

4.11	Form of Class F Warrant Certificate. (i)

4.12	Form of Class G Warrant Certificate. (i)

4.13	Form of Class H Warrant Certificate. (j)

4.14	Form of Class I Warrant Certificate. (k)

4.15	Form of Class J Warrant Certificate. (l)

4.16	Form of Class K Warrant Certificate. (m)

10.1.1	Private Placement Agreement. (o)

10.1.2	Consulting Agreement. (o)

10.1.3	Note Purchase Agreement. (o)

10.1.4	Form of Note. (o)

10.1.5	Form of Private Placement Warrants. (o)

10.1.6	Form of Consulting Warrants. (o)

10.9	Form of Right of Refusal Agreement among Class B common stockholders. (a)

10.10	1989 Stock Option plan. (a)

10.11	Form of Escrow Agreement with American Stock Transfer & Trust Company. (c)

10.15	Lease Agreement dated June 1, 1990 between the Registrant and J’s Feed, Inc. for the Registrant’s plastics reclamation facility. (e)

10.16	Loan Agreement dated June 13, 1991 with Dow Credit Corporation. (f)

10.17	Loan Agreement dated October 22, 1991 with Dow Credit Corporation. (f)

10.18	Loan Agreement with City of Rogers, arranged through Arkansas Industrial Development Commission. (f)

10.19	Lease Agreement dated June 15, 1992 between the Registrant and George’s, Inc. for the Registrant’s corporate office facility. (g)

10.20	Factoring Agreement dated April 30, 1993 between the Registrant and Brooks Investment Company. (h)

10.21	Private Placement Distribution Agreement dated September 23, 1993 between the Registrant and Berkshire International Finance, Inc. (h)

10.22	Lease Agreement dated June 16, 1994 between Registrant and Marjorie S. Brooks. (i)

10.27	Line of Credit Promissory Note payable to Jim G. Brooks and Marjorie S. Brooks. (i)

10.28	Amended and Restated Stock Option Plan. (i)

10.29	Non-Employee Director Stock Option Plan. (i)

10.30	Chairman Stock Option Plan. (i)

10.31	Factoring Agreement dated April 30, 1994 between the Registrant and Brooks Investment Company. (i)

Exhibit No.	Description of Exhibit
10.32	Lease agreement dated July 29, 1997 between Registrant and Dwain A. Newman, et ux., and National Home Center, Inc. (n)

10.33	Securities Purchase Agreement. (p)

10.34	Certificate of Designation of Series A Preferred Convertible Stock. (p)

10.35	Certificate of Designation of Series B Preferred Convertible Stock. (p)

10.36	Certificate of Designation of Series C Preferred Convertible Stock. (p)

10.37	Form of Series X Warrants. (p)

10.38	Form of Series Y Warrants. (p)

10.39	Registration Rights Agreement. (p)

10.40	Placement Agency Agreement. (p)

10.41	Indenture of Trust between City of Springdale and Regions Bank, Trustee, as of October 1, 2003. (r)

10.42	Mortgage and Loan Agreement between City of Springdale and Company, as of October 1, 2003. (r)

10.43	Assignment of Mortgage and Loan Agreement between City of Springdale and Regions Bank. (r)

10.44	Note Purchase Agreement between Company and Allstate Insurance Company dated October 9, 2003. (r)

10.45	Promissory Note made by Company dated October 9, 2003. (r)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president.**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer.**

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer.**

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president.**

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer.**

32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer.**

*	The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.

**	Filed herewith.

(a)	Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Filed with Form 10-K for December 31, 1989.

(e)	Filed with Form 10-K for December 31, 1990.

(f)	Contained in Exhibits to Post Effective Amendment No. 1 to Registration Statement on Form S-1, No. 33-29593, filed December 24, 1991.

(g)	Filed with Form 10-K for December 31, 1992.

(h)	Filed with Form 10-K for December 31, 1992.

(i)	Filed with Form 10-K for December 31, 1994.

(j)	Filed with Form 10-K for December 31, 1996.

(k)	Filed with Form 10-K for December 31, 1996.

(l)	Filed with Form 10-K for December 31, 1996.

(m)	Filed with Form 10-K for December 31, 1996.

(n)	Filed with Form 10-K for December 31, 1997.

(o)	Contained in Exhibits to Registration Statement on Form S-3, No. 333-42555 filed December 18, 1997.

(p)	Filed with Form 10-K for December 31, 1998.

(q)	Filed with Form 10-K for December 31, 2002.

(r)	Filed with Form 10-Q for September 30, 2003.

(s)	Filed with Form 10-K for December 31, 2003.