Form 10-K/A
period 2003-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2004-04-29
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Recent Sales of Unregistered Securities

     On October 13, 2003, one of our current directors exercised options to purchase 25,000 shares of our Class A common stock at an exercise price of $0.72 per share. We believe, due to his position as a director of our company and the isolated nature of the transaction, that the issuance and sale of the shares of Class A common stock underlying such options was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

     In addition, on September 17, 2003 and December 22, 2003, we sold an aggregate of 40,000 shares of our Class A common stock in two isolated transactions upon exercise of options at an exercise price of $0.469 per share, granted to employees of Razorback Farms, Inc. who provided engineering and support services for us. We believe, due to the nature of the relationship of these persons to us and the isolated nature of the transactions, that each issuance and sale of the shares of Class A common stock underlying such options was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

Name	Age	Position
Joe G. Brooks	48	Chairman of the board of directors, co-chief executive officer and president
Sal Miwa	47	Vice-chairman of the board of directors
Stephen W. Brooks	47	Co-chief executive officer and director
J. Douglas Brooks	44	Senior vice-president — raw materials
Jim Precht	58	Senior vice-president — sales and marketing
Marjorie S. Brooks	68	Secretary, treasurer and director
Edward J. Lysen	66	Senior vice president and chief financial officer
Alford Drinkwater	52	Senior vice president — plastic operations
Jerry B. Burkett	47	Director
Michael M. Tull	49	Director
Samuel L. “Tony” Milbank	63	Director
Melinda Davis	61	Director
Jim Robason	66	Director

     The Company’s board of directors elected Joe G. Brooks as its chairman and the Company’s co-chief executive officer in December 1998, and he has served as president since February 2000. Mr. Brooks has previously served as president and has been a director since the Company’s inception in December 1988. He was also previously chairman and CEO from inception until August 1993. He was a member of Clean Texas 2000, appointed by then Governor George W. Bush in 1995.

     In December 1998, the Company’s board of directors elected Sal Miwa as its vice-chairman. Mr. Miwa also served as chairman of the board between December 1995 and December 1998. He has been an outside director of the Company since January 1994. From 2000 to present, Mr. Miwa has been COO and director of RealRead Inc., an online document service company located in New York, New York. From 1995 to 2000, he was CEO/President of Seiwa Optical America Corp., an importer/distributor of electronic and optical components for the semiconductor industry. For more than 20 years Mr. Miwa has been engaged in various international businesses and serves on boards of several closely held family businesses around the world. He received his master’s degree in Aerospace Engineering from the Massachusetts Institute of Technology.

     The Company’s board of directors elected Stephen W. Brooks as co-chief executive officer in December 1998. Mr. Brooks has served as its chief executive officer and has been a director since January 1996. Mr. Brooks was appointed CEO and chairman of the board of Razorback Farms, Inc. in January 1996. Razorback Farms is a Springdale, Arkansas based firm that specializes in vegetables processing. Mr. Brooks also serves on the board of the Ozark Food Processors Association.

     J. Douglas Brooks has served as executive vice-president, has been in charge of raw material sourcing and strategic relationships since 1998 and has been a senior vice president since September 2003. Mr. Brooks was vice-president of plastics from 1995 through 1998, was previously project manager for AERT’s polyethylene recycling program with The Dow Chemical Company, and is a joint inventor on several of AERT’s process patents for recycling polyethylene film for composites.

     Jim Precht has served as executive vice-president of sales and marketing for the Company since February 2001, and senior vice president since September 2003. Mr. Precht was formerly general manager of Weyerhaeuser Building Materials’ Pittsburgh Customer Service Center with 32-years of industry experience.

     Marjorie S. Brooks has been secretary, treasurer and a director since the Company’s inception in December 1988. Mrs. Brooks has served as secretary and treasurer of Brooks Investment Co., a holding company for the Brooks’ family investments, for more than thirty years.

     Edward J. Lysen joined AERT in April 1999 as chief financial officer and has been a senior vice president since September 2003. Mr. Lysen has over 30 years experience in financial management. Prior to entering the private sector, Mr. Lysen was a consultant in the Management Consulting Group, KPMG-Peat Marwick from 1966 to 1979. From 1979 to 1992, Mr. Lysen was senior vice-president, CFO and on the board of Tuesday Morning, Inc., a publicly traded retailer. From 1993 to 1996, he served as chairman of the board and CFO of Distribution Data Management Systems, a computer service provider in the office products industry. In 1996, Mr. Lysen entered the financial planning industry with AAL, a leading fraternal benefits society. From 1998 to 1999, he was the CFO of Hairston Roberson, a leading designer and manufacturer of women’s fashion apparel. He has an MBA in Finance from Northwestern University and is a certified public accountant.

     Alford Drinkwater has served as senior vice president of logistics, laboratories and plastic operations since September 2003. Prior to joining the Company in May 2000, Mr. Drinkwater had been the Assistant Director for the Established Industries Division of the Arkansas Department of Economic Development and was on the Advocacy Team from November 1988 until January 2000. From September 1986 until July 1988, he owned and operated Town and Country Waste Services, Inc. a waste services company engaging in the development of waste recycling, energy recovery, and disposal systems. From April 1981 until January 1987, Mr. Drinkwater was the Resource Recovery Manager for Metropolitan Trust Company, and was primarily involved in waste-to-energy systems development. From July 1974 until April 1981, Mr. Drinkwater worked for the State of Arkansas as Assistant to the Chief of the Solid Waste Control Division of the Arkansas Department of Pollution Control & Ecology and as the Manager of the Biomass and Resource Recovery Program of the Arkansas Department of Energy.

     Jerry B. Burkett was appointed to the board of directors of the Company in May 1993. Mr. Burkett has been a rice and grain farmer since 1979 and has been a principal in other closely held businesses. He is the past president of the Arkansas County Farm Bureau. In April 2002, Mr. Burkett was elected to serve as a director of the Ag Heritage Farm Credit Services board.

     Michael M. Tull was appointed to the board of directors of the Company in December 1998. Mr. Tull has served since 1990 as the president and majority owner of Tull Sales Corporation, a manufacturer’s representative company, which professionally represents eight manufacturing companies and is responsible for the sales and marketing of those companies’ window and door related components in the southeastern United States. Mr. Tull serves on boards of several closely held family businesses and is the chairman and a board of director member of the National Wild Turkey Federation, which is one of the largest North American conservation organizations.

     Samuel L. “Tony” Milbank was elected to the board of directors in July 2000. From 1997 to the present, Mr. Milbank has been a managing director of Zanett Securities Corporation, an investment advisory company focusing on small and microcap companies. From 1992 to 1996, Mr. Milbank was a senior vice-president and sales manager with Lehman Brothers, Inc. in New York, where he managed a team that provided interest rate and currency risk management for central banks and other official institutions. From 1973 to 1992, Mr. Milbank worked with Salomon Brothers, Inc. as a director and manager of the international department. Since 1990, Mr. Milbank has served as chairman of Milbank Memorial Fund, a private operating foundation (established in 1905), concerned with environmental and public health issues. He has a BS from Columbia University and a MBA in Finance from The Amos Tuck School of Business Administration at Dartmouth College.

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

     Jim Robason was elected to the board of directors in July 2003. Mr. Robason joined Allen Canning Co. in 1967. In 1974, Mr. Robason was appointed senior vice-president-operations until his retirement in 2002. As senior vice-president of operations with Allen Canning Co., he was responsible for the operation of twelve plants with plant managers and raw product procurement managers, as well as special projects engineering, reporting to him. He has a vast amount of knowledge in all phases of manufacturing including infrastructure, building, equipment and engineering; excellent management skills with a focus on the full production arena from product procurement through the production process. Mr. Robason is a graduate of West Texas State University. He has served on the executive committee and the Allen Canning profit sharing/retirement plan committee in addition to his operations responsibilities.

     Joe G. Brooks, Stephen W. Brooks and J. Douglas Brooks are brothers and sons of Marjorie S. Brooks. There are no other familial relationships between the current directors and executive officers.

     Each of the Company’s directors has been elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

     The audit committee of the board of directors consists of three outside directors: Melinda Davis (chairman), Jerry B. Burkett, and Sal Miwa. The audit committee is directly responsible for the engagement of the Company’s independent accountants and is responsible for approving the services performed by the Company’s independent accountants and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls.

     The board of directors has determined that Melinda Davis qualifies as an audit committee financial expert, as such term is defined in recently adopted rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002. In addition, Melinda Davis is independent, as that term is defined under the listing standards of the National Association of Securities Dealers.

     The compensation and stock option committee consists of Samuel L. “Tony” Milbank (chairman), Marjorie S. Brooks and Michael M. Tull. The compensation and stock option committee establishes and administers the Company’s compensation and stock option plans on behalf of the board of directors and approves stock options granted thereunder.

     The nominating committee consists of Michael M. Tull (chairman) and Samuel L. “Tony” Milbank. The nominating committee evaluates the efforts of AERT and its board of directors to maintain effective corporate governance practices. The committee identifies candidates for election to the board of directors.

Code of Ethics

     AERT adopted a Code of Business Conduct and Ethics applicable to all its directors and employees, including its chief executive officers, chief financial officer and principal accounting officer or controller, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on AERT’s website at www.aertinc.com. If AERT makes any amendments to this code other than technical, administrative or other non-substantive amendments or grants any waivers, including implicit waivers, from a provision of this code that applies to AERT’s chief executive officers, chief financial officer or principal accounting officer or controller and relates to an element of the SEC’s “code of ethics”

definition, AERT will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires AERT’s executive officers and directors, and persons who own more than ten-percent of a registered class of the Company’s securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all forms filed pursuant to Section 16(a). Based on a review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 4 or Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements were met.

Item 11. Executive Compensation

Director Compensation

     Non-employee directors are entitled to receive cash compensation for serving on the Company’s board of directors, as follows: board meeting fee - $1,500, committee meeting fee — $500 and teleconference fee — $250. Directors are reimbursed for out-of-pocket expenses in connection with their attendance at meetings.

     Directors are paid long-term compensation in the form of stock option grants under the Company’s Non-Employee Director Stock Option Plan. Such plan provides for annual grants of options to purchase 25,000 shares of Class A common stock at the fair market value of said stock on the date of such grant. Also, certain directors are hired on a contract basis from time to time by the board of directors to perform services for the Company.

     The following table sets forth the aggregate compensation paid by the Company during the three years ended December 31, 2003, to each executive officer of the Company whose aggregate compensation in 2003 exceeded $100,000, and to the chief executive officers.

Summary Executive Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and		Salary(1)	Bonus	Securities Underlying
Principal Position	Year	($)	($)	Options/SARS (#)
Stephen W. Brooks	2003	52,000 (2)	0	0
Co-CEO	2002	0	0	0
	2001	0	0	0
Joe G. Brooks	2003	157,500	15,000	0
Co-CEO	2002	201,154	51,500	0
	2001	105,000	0	0

(1)	Excludes perquisites less than $50,000 and that do not exceed 10% of salary and bonus.

(2)	Paid pursuant to a non-employee consulting agreement with the Company.

Aggregated Option Exercises in Year Ended December 31, 2003
and Option Values at December 31, 2003

	Shares		Number of Securities Underlying	Value of Unexercised
	Acquired	Value	Unexercised Options at	In-the-Money Options at
	On Exercise	Realized	December 31, 2003 (#)	December 31, 2003 ($)
Name	(#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Stephen W. Brooks	0	0	525,000 / 0	515,550 / 0
Joe G. Brooks	0	0	246,667 / 0	252,892 / 0

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

Limited Liability of Officers and Directors

     The Delaware Supreme Court has held that a director’s duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware general corporation law permits a corporation through its certificate of incorporation to exonerate its directors from personal liability to the corporation or its stockholders for monetary damages for breach of the fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the director’s duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends and transactions from which the directors derived an improper personal benefit. The Company’s certificate of incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder’s right to seek non-monetary, equitable remedies such as injunction or rescission to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations and there may be instances in which no effective remedy is available.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2003, certain information with regard to the beneficial ownership of the Company’s capital stock by each holder of 5% or more of the outstanding stock, by each officer and director of the Company, and by all officers and directors as a group:

Name and Address	Title of	Number of Shares of		Percentage of Class	Percentage of
of Beneficial Owner	Class(1)	Common Stock (2)		Outstanding (2)(18)	Voting Power (2)(19)
Marjorie S. Brooks	Class A	11,595,410	(3)	31.1%	35.8%
	Class B	837,588	(4)	57.2%
	Preferred-
	Series A	425	(5)	15.4%
	Series B	400	(5)	14.5%
Joe G. Brooks	Class A	938,397	(6)	3.2%	6.0%
	Class B	284,396		19.4%
J. Douglas Brooks	Class A	935,573	(7)	3.1%	4.0%
	Class B	131,051		8.9%
Jerry B. Burkett	Class A	265,000	(8)	*	1.1%
	Class B	33,311		2.3%
Sal Miwa	Class A	506,963	(9)	1.7%	1.3%
Stephen W. Brooks	Class A	821,112	(10)	2.8%	3.2%
	Class B	89,311		6.1%
Jim Robason	Class A	74,616	(11)	*	*
	Preferred-
	Series A	80		2.9%
Melinda Davis	Class A	110,800	(12)	*	*
	Preferred-
	Series A	80		2.9%
Michael M. Tull	Class A	604,114	(13)	2.0%	4.1%
	Preferred-
	Series B	400		13.8%
Samuel L. “Tony” Milbank	Class A	573,749	(14)	1.9%	1.5%
	Preferred-
	Series A	15		*
Jim Precht	Class A	307,700	(15)	1.0%	*
Edward J. Lysen	Class A	302,000	(16)	1.0%	*
Alford Drinkwater	Class A	5,000	(17)	*	*
Officers and directors	Class A	17,040,434		41.6%	51.3%
as a group (thirteen persons):	Class B	1,375,657		93.9%
P. O. Box 1237	Preferred-
Springdale, AR 72765	Series A	600		21.7%
* Less than 1%	Series B	800		29.0%

(1) The Class B common stock is substantially identical to the Class A common stock, except that each share of Class B common stock has five votes per share and each share of Class A common stock has one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock. Each share of Preferred Stock is convertible at the lower of $1.20 and the ten-trading day average of the Company’s Class A common stock, and would be convertible into 833 shares of Class A common stock, based upon the trading price prevailing at December 31, 2003. The Series B Preferred Stock (900 shares) has voting rights of 2,500 votes per share. No other Preferred Stock carries any voting rights.

(2) Beneficial ownership of shares was determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and included shares underlying outstanding warrants and options which the named individual had the right to acquire within sixty days (February 29, 2004) of December 31, 2003.

(3) Includes 2,837,148 shares owned directly, 693,057 in trusts or corporations controlled by Mrs. Brooks, 1,175,000 shares issuable upon exercise of stock options, 3,000 shares issuable upon exercise of bonus warrants, 325,000 shares issuable upon exercise of Class C Warrants, 3,974,080 shares issuable upon exercise of Class F and Class G Warrants issued in connection with a private placement of Class A common stock in May of 1994, 1,771,792 shares issuable upon exercise of Class H Warrants, 323,000 shares issuable upon exercise of Series X and Y warrants owned directly and 493,333 shares issuable upon exercise of Series X and Series Y Warrants owned indirectly through two corporations controlled by Mrs. Brooks.

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

(6) Includes 607,400 shares owned directly, 4,500 shares owned as custodian for Joe G. Brooks’ minor child, 38,205 shares owned as custodian for Brooks’ Children’s Trust, 1,500 shares issuable upon exercise of Bonus Warrants owned as custodian for Mr. Brook’s minor child, 38,250 shares issuable upon exercise of Bonus Warrants owned as custodian for Brook’s Children’s Trust, 1,875 shares issuable upon exercise of Bonus Warrants owned directly and 246,667 shares issuable upon exercise of stock options.

(7) Includes 313,212 shares owned directly, 84,741 shares owned indirectly, 7,620 shares issuable upon exercise of bonus warrants and 530,000 shares issuable upon exercise of stock options.

(8) Includes 38,000 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett and 215,000 shares issuable upon exercise of stock options.

(9) Includes 3,000 shares owned directly and 503,963 shares issuable upon exercise of stock options.

(10) Includes 296,112 shares owned directly and 525,000 shares issuable upon exercise of stock options.

(11) Includes 13,816 shares owned directly and 60,800 shares issuable upon exercise of Series X and Series Y warrants.

(12) Represents 50,000 shares issuable upon exercise of stock options and 60,800 shares issuable upon exercise of Series X and Series Y warrants.

(13) Includes 85,781 shares owned directly, 75,000 shares issuable upon exercise of stock options and 443,333 shares issuable upon exercise of Series X and Series Y warrants.

(14) Includes 337,562 shares owned directly, 112,697 shares issuable upon exercise of Series X Warrants, 41,604 shares issuable upon exercise of Series Y Warrants, 31,886 shares issuable upon exercise of Class I Warrants, and 50,000 shares issuable upon exercise of stock options.

(15) Includes 7,700 shares owned directly and 300,000 shares issuable upon the exercise of stock options.

(16) Includes 2,000 shares owned directly and 300,000 shares issuable upon the exercise of stock options.

(17) Represents shares owned directly.

(18) Class A common stock beneficial ownership was calculated by dividing the beneficial ownership of each individual by the sum of: (i) the total shares of Class A common stock outstanding at December 31, 2003, and (ii) the total shares underlying outstanding warrants and options which the named individual had the right to acquire within 60 days (February 29, 2004) of December 31, 2003. Class B common stock beneficial ownership is calculated based on 1,465,530 shares outstanding on December 31, 2003. Preferred stock beneficial ownership is calculated based on 2,760 shares outstanding on December 31, 2003.

(19) Calculated by dividing the voting rights of the beneficial ownership of each individual by the sum of: (i) the total votes available to be cast at December 31, 2003, and (ii) in footnote (18) above.

     At December 31, 2003, there were 29,275,147 shares of Class A common stock and 1,465,530 shares of Class B common stock issued and outstanding. The previous table sets forth those directors, officers and 5% shareholders, as a group, beneficially owned shares representing approximately 51.3% of the votes entitled to be cast upon matters submitted to a vote of the Company’s stockholders, and Marjorie S. Brooks and corporations controlled by her beneficially owned shares representing approximately 35.8% of the votes entitled to be cast and may be in a position to control the Company.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003, regarding shares outstanding and available for issuance under the Company’s existing stock option plans.

Weighted-
		average exercise	Number of securities
	Number of securities	price of	remaining available for
	to be issued upon	outstanding	future issuance under
	exercise of	options,	equity compensation
	outstanding options,	warrants and	plans (excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,742,630	$1.01	232,205
Equity compensation plans not approved by security holders	—	—	—

Total	5,742,630	$1.01	232,205

Item 13. Certain Relationships and Related Transactions

     During 2003, the Company had an agreement with an affiliate, Brooks Investment Co., controlled by Marjorie S. Brooks whereby the Company agreed to transfer certain of its trade receivables as collateral, which Brooks Investment Co. deemed acceptable, up to $2.5 million at any one time. Upon acceptance of a transfer of a receivable, Brooks Investment Co. remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, the Company remitted to Brooks Investment Co. 1.25% of the receivable as a factoring charge, and the additional 13.75% of the receivable was remitted to the Company, less interest costs, which were based on the time period over which the receivable was outstanding. The Company indemnified Brooks Investment Co. for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company’s customers. During 2003, the Company transferred an aggregate of approximately $45 million in receivables under this agreement, of which $2.1 million remained to be collected as of December 31, 2003. During 2002 and 2001 the Company transferred an aggregate of approximately $42.8 million and $34 million, respectively, in receivables under this agreement, none of which remains to be collected. Costs of $512,233, $343,752 and $517,349 associated with the factoring agreement were included in selling and administrative costs at December 31, 2003, 2002 and 2001, respectively.

     At December 31, 2003, accounts payable-related parties included advances on factored receivables of approximately $1.8 million and $83,736 relating to other items owed to related parties.

Item 14. Principal Accounting Fees and Services

     The information below sets forth the fees charged by Tullius Taylor Sartain & Sartain LLP during 2003 and 2002 for services provided to the Company in the following categories and amounts:

	2003	2002
Audit fees	$86,750	$81,500
Audit-related fees	—	—
Tax fees	—	—
All other fees(1)	—	1,500

Total	$86,750	$83,000

(1) Fees for pre-proposal needs assessment for inventory tracking system.

     All of Tullius Taylor’s fees for 2002 and 2003 were pre-approved by the audit committee through a formal engagement letter with Tullius Taylor. The audit committee’s policy is to pre-approve all services by AERT’s independent accountants.

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

Date: April 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOE G. BROOKS Joe G. Brooks	Chairman of the board, co-CEO and president	April 29, 2004
/s/ SAL MIWA Sal Miwa	Vice-chairman of the board	April 29, 2004
/s/ STEPHEN W. BROOKS Stephen W. Brooks	Co-CEO and director	April 29, 2004
/s/ MARJORIE S. BROOKS Marjorie S. Brooks	Secretary, treasurer and director	April 29, 2004
/s/ JERRY B. BURKETT Jerry B. Burkett	Director	April 29, 2004
/s/ MICHAEL M. TULL Michael M. Tull	Director	April 29, 2004
/s/ SAMUEL L. “TONY” MILBANK Samuel L. “Tony” Milbank	Director	April 29, 2004
/s/ MELINDA DAVIS Melinda Davis	Director	April 29, 2004
/s/ JIM ROBASON Jim Robason	Director	April 29, 2004

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