Form 10-Q
period 2004-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2004-05-14
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 1-10367

Advanced Environmental Recycling Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0675758 (I.R.S. Employer Identification No.)

914 N Jefferson Street Springdale, Arkansas (Address of principal executive offices)	72764 (Zip Code)

(479) 756-7400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: (X) NO: (  )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2004, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 30,155,169 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Page
Item 1. Financial Statements.
Balance Sheets, March 31, 2004 (unaudited) and December 31, 2003	1-2
Statements of Operations (unaudited) Three Months Ended March 31, 2004 and 2003	3
Statements of Cash Flows (unaudited) Three Months Ended March 31, 2004 and 2003	4
Notes to Financial Statements.	5-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11-16
Item 3. Quantitative and Qualitative Disclosure about Market Risk.	16
Item 4. Controls and Procedures.	18
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.	18
Signatures.	19
Index to Exhibits.	20
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification Pursuant to Section 906

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Balance Sheet

ASSETS

	March 31,	December 31,
	2004	2003
	(unaudited)
Current assets:
Cash and cash equivalents	$2,432,531	$1,509,124
Accounts receivable, net of allowance of $142,207 at March 31, 2004 and $92,207 at December 31, 2003	3,472,950	2,647,665
Inventories	4,471,428	3,871,268
Prepaid expenses	260,781	579,163

Total current assets	10,637,690	8,607,220

Land, buildings and equipment:
Land	1,612,243	1,612,243
Buildings and leasehold improvements	4,971,424	4,943,462
Machinery and equipment	26,791,073	25,753,179
Transportation equipment	675,208	675,208
Office equipment	711,976	698,802
Construction in progress	4,401,771	3,346,298

	39,163,695	37,029,192
Less accumulated depreciation	15,919,526	14,905,242

Net land, buildings, and equipment	23,244,169	22,123,950

Other assets:
Debt issuance costs, net of accumulated amortization of $242,634 at March 31, 2004 and $199,067 at December 31, 2003	3,342,467	3,397,134
Debt service reserve fund	2,046,644	1,946,643
Other assets, at cost less accumulated amortization of $314,160 at March 31, 2004 and $307,017 at December 31, 2003	272,040	331,654

Total other assets	5,661,151	5,675,431

	$39,543,010	$36,406,601

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Balance Sheet

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2004	2003
	(unaudited)
Current liabilities:
Accounts payable - trade	$6,559,739	$5,321,317
Accounts payable - related parties	2,310,058	1,799,405
Current maturities of long-term debt	1,131,079	1,142,525
Accrued payroll expense	676,678	603,134
Other accrued liabilities	1,520,742	1,291,183
Notes payable - related parties	400,000	—
Notes payable - other	106,617	365,351

Total current liabilities	12,704,913	10,522,915

Long-term debt, less current maturities	16,556,318	16,659,241

Accrued premium on convertible preferred stock	69,000	276,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; 2,900 shares issued and 2,760 outstanding	2,760	2,760
Class A common stock, $.01 par value; 75,000,000 shares authorized; 30,130,169 and 29,275,147 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	301,302	292,752
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding at March 31, 2004 and December 31, 2003	14,655	14,655
Warrants outstanding; 16,580,722 at March 31, 2004 and December 31, 2003	7,818,834	7,818,834
Additional paid-in capital	25,669,815	24,988,295
Accumulated deficit	(23,594,587)	(24,168,851)

Total stockholders’ equity	10,212,779	8,948,445

Total liabilities and stockholders’ equity	$39,543,010	$36,406,601

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended March 31
	2004	2003
Net sales	$13,221,121	$11,109,782
Cost of goods sold	10,632,911	8,629,382

Gross margin	2,588,210	2,480,400
Selling and administrative costs	2,383,718	2,031,325
Research and development	95,619	—

	2,479,337	2,031,325

Operating income	108,873	449,075
Other income (expense)
Insurance proceeds related to lost income	8,720	—
Interest income	918	55,545
Interest expense	(512,824)	(327,387)

	(503,186)	(271,842)

Income (loss) before extraordinary item and accrued premium on preferred stock	(394,313)	177,233
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	1,037,577	—

Income (loss) before accrued premium on preferred stock	643,264	177,233
Accrued premium on preferred stock	(69,000)	(69,000)

Net income applicable to common stock	$574,264	$108,233

Income (loss) per share of common stock before extraordinary item (Basic)	$(0.01)	$0.00

Income (loss) per share of common stock before extraordinary item (Diluted)	$(0.01)	$0.00

Extraordinary gain per share of common stock (Basic and Diluted)	$0.03	$0.00

Income per share of common stock after extraordinary item (Basic)	$0.02	$0.00

Income per share of common stock after extraordinary item (Diluted)	$0.02	$0.00

Weighted average number of common shares outstanding (Basic)	31,100,068	29,796,842

Weighted average number of common shares outstanding (Diluted)	31,100,068	40,690,039

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31
	2004	2003
Cash flows from operating activities:
Net income applicable to common stock	$574,264	$108,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,021,426	902,745
Premium accrued on preferred stock	69,000	69,000
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	(1,037,577)	—
(Increase) decrease in other assets	(3,962)	31,361
Changes in current assets and current liabilities	(179,755)	(561,152)

Net cash provided by operating activities	443,396	550,187

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,067,251)	(397,081)
Insurance proceeds from involuntary disposition of property and equipment	669,012	—

Net cash used in investing activities	(398,239)	(397,081)

Cash flows from financing activities:
Proceeds from issuance of notes	800,000	—
Payments on notes	(773,103)	(204,839)
Increase in outstanding advances on factored receivables	426,183	639,561
Debt acquisition costs	11,100	(83,250)
Proceeds from exercise of stock options and warrants, net	414,070	—

Net cash provided by financing activities	878,250	351,472

Increase in cash	923,407	504,578
Cash and cash equivalents, beginning of period	1,509,124	504,365

Cash and cash equivalents, end of period	$2,432,531	$1,008,943

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1: Unaudited Information

     Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The Company has reclassified certain prior period amounts to conform to the current period presentation.

Note 2: Description of the Company

     Advanced Environmental Recycling Technologies, Inc. develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes. Since inception in 1989, the Company has sold in excess of $218 million of products into the North American marketplace. The Company’s products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™ and a variety of composite decking products under the trade name Weyerhaeuser ChoiceDek®. The Company operates four manufacturing facilities, which are located in Junction, Texas, Springdale and Lowell, Arkansas and Alexandria, Louisiana. The Company’s customers primarily consist of a number of regional and national door and window manufacturers, industrial flooring companies and Weyerhaeuser, the Company’s primary decking customer.

Note 3: Current Operations

     On March 28, 2003, there was an accidental fire at the Junction, Texas plant. The Company began demolition and partial rebuilding on April 16, 2003. The initial restoration project, completed on May 20, 2003, included the rebuilding of one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. The second extrusion line recommenced operations during the first week of May 2004. The Company expects complete restoration, including replacement of the raw material system, to be finished by September 30, 2004. Although work is still ongoing, there is no assurance as to the timing of the completion of the remaining portion of the plant, which is dependent upon the availability of additional funds. The Junction plant was, and is, fully insured for fire damage and business interruption. Through March 31, 2004, the Company had received $6.0 million in insurance proceeds related to this incident, including amounts for lost income reimbursement, and had invested approximately $4.9 million in reconstructing the Junction facility. At March 31, 2004, approximately $864,000 was included in accounts receivable for expected insurance reimbursements. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $1,037,577 for the three months ended March 31, 2004. Since the Junction facility has reached the production level at which it operated prior to the fire, the Company will not receive business interruption insurance proceeds for lost income reimbursement for periods subsequent to March 31, 2004.

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

	2004	2003
	(unaudited)	(unaudited)
Receivables	$(456,720)	$(679,778)
Inventories	(600,160)	100,328
Prepaid expenses and other	318,382	229,781
Accounts payable - Trade and related parties	255,640	(74,368)
Accrued liabilities	303,103	(137,115)

	$(179,755)	$(561,152)

Cash paid for interest	$324,513	$211,675

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2004	2003
	(unaudited)	(unaudited)
Accounts / notes payable for equipment	$1,067,252	$423,253
Accrued premium on preferred stock paid with Class A common stock	276,000	—

Note 5: Significant Accounting Policies

  Revenue Recognition Policy

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin Topic 13, Revenue Recognition. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at time of shipment. Sales are recorded net of discounts, rebates and returns.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	March 31, 2004	December 31,
	(unaudited)	2003
Raw materials	$2,992,166	$2,722,682
Work in process	840,170	566,503
Finished goods	639,092	582,083

	$4,471,428	$3,871,268

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

123 to stock-based employee compensation for the following:

	Three months ended March 31:
	2004		2003
	Before
	Extra-	After Extra-
	ordinary	ordinary
	Item	Item
Net income (loss) applicable to common stock, as reported	$(463,313)	$574,264	$108,233
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	31,499	31,499	64,379

Net income (loss) applicable to common stock, pro forma	$(494,812)	$542,765	$43,854

Net income (loss) per share of common stock: Basic - as reported	$(0.01)	$0.02	$0.00
Basic - pro forma	$(0.02)	$0.02	$0.00
Diluted - as reported	$(0.01)	$0.02	$0.00
Diluted - pro forma	$(0.02)	$0.02	$0.00

Recent Accounting Pronouncements

     In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN 46R) which replaced FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company is required to adopt the provisions of FIN 46R by the beginning of the first annual period beginning after December 15, 2004. The adoption of FIN 46R is not expected to have a material effect on the Company’s consolidated financial statements.

     In March 2004, the FASB issued an exposure draft entitled Share-Based Payment-an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, could result in significant compensation expense charges to our future results of operations. The exposure draft, if adopted as presently drafted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

Note 6: Income Taxes

     No income tax provision was recorded for the three months ended March 31, 2004, due to the realization of previously unrecognized net operating loss carryforwards.

Note 7: Segment Information

     SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information (SFAS 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are defined as a component of an enterprise:

•	That engages in business activities from which it may earn revenues and expenses,

•	Whose operating results are regularly reviewed by the enterprise’s chief operating decision maker, and

•	For which discrete financial information is available.

     As of March 31, 2004, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line and neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

Net Sales - Three months ended March 31	2004	2003
Commercial and residential decking surface components.	$11,016,362	$9,350,457
Exterior door, window and housing trim components and industrial flooring	2,204,759	1,759,325

	$13,221,121	$11,109,782

Gross Margin -
Three months ended March 31,	2004		2003
	Springdale	Junction	Springdale	Junction
Net sales	$10,202,727	$3,018,394	$7,673,517	$3,436,265
Cost of goods sold	7,735,613	2,897,298	5,939,777	2,689,605

Gross margin	$2,467,114	$121,096	$1,733,740	$746,660

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

     In computing Diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.

	Three months ended March 31,
	2004		2003
	Before
	Extra-
	ordinary	After Extra-
	Item	ordinary Item
Net income (loss) applicable to common stock (A)	$(463,313)	$574,264	$108,233

Assumed exercise of stock options and warrants	—	—	20,752,819
Application of assumed proceeds toward repurchase of stock at average market price	—	—	(9,859,622)

Net additional shares issuable	—	—	10,893,197

Adjustment of shares outstanding:
Weighted average common shares outstanding	31,100,068	31,100,068	29,796,842
Net additional shares issuable	—	—	10,893,197

Adjusted shares outstanding (B)	31,100,068	31,100,068	40,690,039

Net income (loss) per common share - Diluted
(A) divided by (B)	$(0.01)	$0.02	$0.00

     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarters ended March 31, 2004 and 2003. Those options (4,892,630 and 1,471,000) and warrants (16,580,722 and 2,333,933) were either antidilutive and/or not exercisable at March 31, 2004 and 2003, respectively. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     Advanced Environmental Recycling Technologies, Inc. develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes. Since inception in 1989, we have sold in excess of $218 million of products into the North American marketplace. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™ and Weyerhaeuser ChoiceDek® brands. We operate manufacturing facilities in Junction, Texas, Springdale and Lowell, Arkansas and Alexandria, Louisiana. Our customers are primarily regional and national door and window manufacturers, industrial flooring companies and Weyerhaeuser, our primary decking customer.

Products

     Using the same basic material, we manufacture product lines as:

•	Commercial and residential decking planks and accessories such as balusters and handrails (Weyerhaeuser ChoiceDek), and

•	Exterior door, window and housing trim components and industrial flooring (MoistureShield)

     The wood fiber content of our products gives them many properties similar to all-wood products, but we believe the plastic content makes our products superior to either all-wood or all-plastic alternatives because:

•	Beginning January 1, 2004, the wood industry no longer sells chromated copper arsenic (CCA) treated lumber for residential and construction applications. The primary replacement chemical treatment for lumber is alkaline copper quat (ACQ), and this treated lumber is approximately 20% higher in price than CCA treated lumber and also requires additional handling and fastening techniques. Unlike wood, our products do not require preservatives or treatment with toxic chemicals such as CCA or ACQ, nor do they require yearly water sealing or staining.

•	They are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

•	They are engineered for superior moisture-resistance and will not swell or expand like wood.

•	They can be designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste.

•	They are less subject to rotting, cracking, warping, splintering, insect infestation and water absorption than conventional wood materials.

•	When combined with our unique tie coat primer, the life of exterior paint can be greatly enhanced, thus creating a low-maintenance non-wood trim and fascia system designed to enhance and complement fiber cement siding.

     Our composites manufacturing process involves proprietary technologies, certain of which are patented. We also use manufacturing equipment that has been custom-built or modified to our specifications. Our composite building material became a patented product in June 1998 under U.S. Patent No. 5,759,680.

     Beginning in 2004, we introduced a line of fade-resistant colored decking products, some of which also have an embossed wood-grain texture. We are also introducing a new matching handrail system for the colored decking in the second quarter of 2004.

     Due to our extensive product testing and successful extended field history of over a decade, we offer a limited lifetime replacement warranty on our products against rot and fungal decay, and termite and insect damage.

Manufacturing

     We operate the following manufacturing and recycling facilities:

•	Our Junction, Texas facility manufactures primarily decking. There was a fire in March 2003 at the Junction plant which caused substantial damage and temporarily shut down plant operations. One rebuilt extrusion line recommenced operations in May 2003, and the second line recommenced operations in May 2004. The material transfer system is scheduled to be fully operational by the end of the third quarter of 2004.

•	Our door, window and housing trim and OEM components (MoistureShield) are manufactured at our Springdale, Arkansas facility. The Springdale facility also manufactures the LifeCycle and Weyerhaeuser ChoiceDek brands including new colored lines of decking products. Springdale currently has four extrusion lines with a plastic recycling facility. Additional automation, including downstream handling and packaging equipment was recently installed during the first quarter of 2004.

•	During the first quarter of 2004, the Company relocated and expanded its paint system and some finishing and packaging operations to an additional 70,000 square foot facility near Tonitown, Arkansas. This was done in order to allow for additional extrusion production increases and to maximize efficiencies at the existing Springdale facility. The Company believes this will also streamline, simplify and focus manufacturing operations and allow for further production increases in the future at the existing Springdale facility.

•	In late 2003, we started a second plastics processing facility in Northwest Arkansas. We have been adding plastic recycling equipment and capacity to that plant and plan to have it fully built by mid 2004. The finished facility will be used for plastic recycling, blending and storage, a railroad loading/unloading spur, a truck scale and receiving station, and finished goods storage.

•	The Company leases plastic recycling equipment and factory space in Alexandria, Louisiana and commenced operations in June 2003. We have made improvements and installed additional equipment to increase the facility’s throughput. The upgrades provide flexibility to economically process different types of scrap plastic and to provide plastic feedstock of a quality and consistency required in order to more efficiently operate our extrusion facilities.

     During the first quarter of 2003, we began road and bridge infrastructure work on an 18.8-acre tract that adjoins the existing Springdale, Arkansas facility. In the second quarter of 2004, we plan to complete a portion of the infrastructure site work and roadwork at that location for a second composite manufacturing facility in Springdale. We then plan to have the building and initial portion of the manufacturing facility completed and operational in the second quarter of 2005. The existing site work completed is currently providing storage space for inventory.

     In the first quarter of 2004, the Company invested $2.1 million in plant, property and equipment, which includes approximately $1.0 million for the rebuilding of the Junction, Texas facility. Our expansion plans currently are prioritized around increasing plastic recycling capacity and lowering raw material costs, in conjunction with further automating our production processes to improve efficiencies and increase margins. Due to strong demand for AERT composite products, these projects will be followed by the construction of a second warehouse and manufacturing facility in Springdale, Arkansas and additional composite extrusion capacity. New capital projects are currently being paid for from cash flow, and there is no assurance as to when additional funds will be available or as to when the projects will be completed.

  Results of Operations

     The following table sets forth selected information from the Company’s statements of operations.

  Quarterly Comparison

	Three Months Ended March 31:
	2004	% Change	2003
Net sales	$13,221,121	19.0%	$11,109,782
Cost of goods sold	10,632,911	23.2%	8,629,382
% of net sales	80.4%	2.7%	77.7%

Gross margin	2,588,210	4.3%	2,480,400
% of net sales	19.6%	-2.7%	22.3%
Selling and administrative costs	2,383,718	17.3%	2,031,325
% of net sales	18.0%	-0.3%	18.3%
Research and development	95,619	—	—

Subtotal	2,479,337	22.1%	2,031,325
% of net sales	18.8%	0.5%	18.3%

Operating income	108,873	-75.8%	449,075
% of net sales	0.8%	-3.2%	4.0%
Other income (expense)
Insurance proceeds related to lost income	8,720	—	—
Net interest expense	(511,906)	88.3%	(271,842)

Income (loss) before extraordinary item and accrued premium on preferred stock	(394,313)	-322.5%	177,233
% of net sales	-3.0%	-4.6%	1.6%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	1,037,577	—	—

Income before accrued premium on preferred stock	643,264	262.9%	177,233
% of net sales	4.9%	3.3%	1.6%
Accrued premium on preferred stock	(69,000)	0.0%	(69,000)

Net income applicable to common stock	$574,264	430.6%	$108,233
% of net sales	4.3%	3.3%	1.0%

  Net Sales

     The Company’s net sales for the three months ended March 31, 2004 and 2003 are summarized as follows:

	Three months ended March 31:
	2004	% Change	2003
Springdale facility	$10,202,727	33.0%	$7,673,517
Junction facility	3,018,394	-12.2%	3,436,265

Total net sales	$13,221,121	19.0%	$11,109,782

  Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Net sales for the quarter ended March 31, 2004, increased due to increases in production efficiency coupled with continued strong demand for our products. Net sales at the Junction facility decreased due to the major fire in March 2003 that temporarily shut down plant operations. The facility resumed operations with one extrusion line in May 2003, and we re-commenced the second extrusion line on April 29, 2004. We are now rebuilding and finalizing the material transfer system. We plan to have Junction fully rebuilt by the end of the third quarter of 2004.

  Cost of Goods Sold

     Our cost of goods sold, as a percent of sales, increased for the quarter ended March 31, 2004 compared to the same period of 2003 primarily due to the rising cost of acquiring recyclable plastics. To help offset rising material costs, we added a plastic recycling facility in Alexandria, Louisiana, are expanding our plastic processing capacity at the second Northwest Arkansas facility and are seeking new sources of waste plastic materials. We are also working to improve material handling techniques and efficiencies in order to further reduce costs and improve margins.

  Income

     Earnings before the extraordinary gain decreased for the quarter ended March 31, 2004 as compared to the same period of 2003 primarily because we had to pay more for raw materials, and overall sales increases were not sufficiently attained as Junction sales fell due to the fire, which significantly reduced decking production. We had to significantly demolish and rebuild a major portion of our Junction, Texas facility. We also experienced delays in further completing and automating portions of our production process in conjunction with starting up two additional plastic recycling facilities.

  Extraordinary Item

     The extraordinary gain in the first quarter of 2004 is due to the major fire at the Junction facility in March 2003. The Junction facility was, and is, fully insured. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $1,037,577 for the quarter ended March 31, 2004; in addition we recognized a gain of approximately $2.96 million in 2003 attributable to such insurance proceeds as the facility and equipment damaged had been nearly fully depreciated. At March 31, 2004, approximately $864,000 was included in accounts receivable for expected insurance reimbursements.

  Liquidity and Capital Resources

     At March 31, 2004, we had a working capital deficit of $2.1 million compared to a working capital deficit of $1.9 million at December 31, 2003. Excluding the $1.0 million spent to reconstruct the Junction facility, we spent approximately $1.1 million on capital expansion during the first quarter of 2004. Expenditures were primarily for increasing our plastic processing capacity at our Lowell and Alexandria facilities in order to reduce raw material costs and for automation related equipment needed to improve the production of our new decking products. As of March 31, 2004, the working capital deficit of approximately $2.1 million involved total current liabilities of approximately $12.7 million, of which $2.2 million was for miscellaneous accrued liabilities, $8.9 million was in payables and $1.6 million was a combination of short-term notes payable and the current portion of long-term debt. The $2.1 million working capital deficit reflects management’s decision to enter into short-term debt financing to build and improve production and sales capacities to increase cash flows from operations. Our plan continues to focus on the use of short-term debt, which can be refinanced in the future, rather than more expensive and dilutive equity financing.

     Cash increased $923,407 to $2,432,531 at March 31, 2004 from December 31, 2003. Significant components of that increase were: (i) cash provided by operating activities of $443,396, which consisted of the net income for the period of $574,264 increased by depreciation and amortization of $1,021,426 and decreased by other uses of cash of $1,152,294; (ii) cash used in investing activities of $398,239, and (iii) cash provided by financing activities of $878,250. Payments on notes during the period were $773,103, and proceeds from the issuances of notes amounted to $800,000. At March 31, 2004, we had bonds and notes payable in the amount of $18,194,014, of which $1,637,696 was current notes payable and the current portion of long-term debt.

  Uncertainties, Issues and Risks

     There are many factors that could adversely affect AERT’s business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand for our products, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, litigation, new products / product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, availability of raw material (plastic) at a reasonable price, management’s failure to execute effectively, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     The Company has no material exposures relating to its long-term debt, due to virtually all of the Company’s long-term debt bearing interest at fixed rates. The Company depends on the market for favorable long-term mortgage rates to help generate sales of its product to its customers for use in the residential construction industry. Should mortgage rates increase substantially, the Company could be impacted by a reduction in the residential construction industry. Important raw materials purchased by the Company are recycled plastic and wood fiber, which are subject to price fluctuations. The Company attempts to limit the impact of price increases on these materials by negotiating with each of its suppliers on a term basis, and by internally recycling a majority of its plastic raw materials.

Forward-Looking Information

     The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect our sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting us, our suppliers’ or our customers’ plants, machinery, or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control; execution of planned capital projects; weather conditions affecting our operations or the areas in which our products are marketed; and adverse rulings, judgments, or settlements in litigation or other legal matters. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     An investment in our securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice in analyzing us. In addition, this Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as “believes,” “anticipates,” “expects”, “estimates,” “should,” “may,” “will” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks and uncertainties, could cause actual results to differ materially from the results discussed in the forward-looking statements. Prospective purchasers of our securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

     On January 16, 2004, we sold an aggregate of 225,000 shares of our Class A common stock to ten middle manager employees and one of our officers upon the exercise of stock options at an exercise price of $0.469 per share. We believe, due to the nature of the relationship of these persons to us and the isolated nature of the transactions, that each issuance and sale of the shares of Class A common stock underlying such options was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

     On March 31, 2004, Marjorie Brooks, our major shareholder and one of our current directors, exercised options to purchase 400,000 shares of our Class A common stock at an exercise price of $1.00 per share, and received restricted stock. We believe, due to her position as a director of our company and the isolated nature of the transaction, that the issuance and sale of the shares of Class A common stock underlying such options was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)	Reports on Form 8-K.	Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

By: /s/ JOE G. BROOKS

Joe G. Brooks, Chairman, Co-Chief Executive Officer and President

/s/ EDWARD J. LYSEN

Edward J. Lysen, Chief Financial Officer

Date: May 14, 2004

Index to Exhibits

Exhibit
Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer

32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer