Form 10-Q
period 2004-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2004-08-16
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 1-10367

Advanced Environmental Recycling Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0675758 (I.R.S. Employer Identification No.)

914 N Jefferson Street Springdale, Arkansas (Address of Principal Executive Office)	72764 (Zip Code)

(479) 756-7400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: (X) NO: (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES: (  ) NO: (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2004, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 30,155,141 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Balance Sheets, June 30, 2004 (unaudited) and December 31, 2003	1-2
Statements of Operations (unaudited) Three Months and Six Months Ended June 30, 2004 and 2003	3
Statements of Cash Flows (unaudited) Six Months Ended June 30, 2004 and 2003	4
Notes to Financial Statements.	5-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-21
Item 3. Quantitative and Qualitative Disclosure about Market Risk.	21-22
Item 4. Controls and Procedures.	22
PART II - OTHER INFORMATION
Item 2. Changes in Securities.	22
Item 6. Exhibits and Reports on Form 8-K.	22
Signatures.	23
Index to Exhibits.	24
Certification Pursuant to Section 302 - Co-Chief Executive Officer and President
Certification Pursuant to Section 302 - Co-Chief Executive Officer
Certification Pursuant to Section 302 - Chief Financial Officer
Certification Pursuant to Section 906 - Co-Chief Executive Officer and President
Certification Pursuant to Section 906 - Co-Chief Executive Officer
Certification Pursuant to Section 906 - Chief Financial Officer

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Balance Sheets

ASSETS

	June 30,	December 31,
	2004	2003
	(unaudited)
Current assets:
Cash and cash equivalents	$2,545,989	$1,509,124
Accounts receivable, net of allowance of $164,638 at June 30, 2004 and $92,207 at December 31, 2003	3,971,175	2,647,665
Inventories	4,969,460	3,871,268
Prepaid expenses	1,174,883	579,163

Total current assets	12,661,507	8,607,220

Land, buildings and equipment:
Land	1,612,243	1,612,243
Buildings and leasehold improvements	4,999,814	4,943,462
Machinery and equipment	29,335,345	25,753,179
Transportation equipment	714,144	675,208
Office equipment	719,450	698,802
Construction in progress	3,616,394	3,346,298

	40,997,390	37,029,192
Less accumulated depreciation	16,923,065	14,905,242

Net land, buildings and equipment	24,074,325	22,123,950

Other assets:
Debt issuance costs, net of accumulated amortization of $286,201 at June 30, 2004 and $199,067 at December 31, 2003	3,298,900	3,397,134
Debt service reserve fund	2,047,435	1,946,643
Other assets, at cost less accumulated amortization of $321,303 at June 30, 2004 and $307,017 at December 31, 2003	257,897	331,654

Total other assets	5,604,232	5,675,431

	$42,340,064	$36,406,601

     The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2004	2003
	(unaudited)
Current liabilities:
Accounts payable - trade	$7,309,018	$5,321,317
Accounts payable - related parties	2,536,656	1,799,405
Current maturities of long-term debt	1,125,321	1,142,525
Accrued payroll expense	892,495	603,134
Other accrued liabilities	1,329,817	1,291,183
Notes payable - related parties	450,000	—
Notes payable - other	992,840	365,351

Total current liabilities	14,636,147	10,522,915

Long-term debt, less current maturities	16,477,996	16,659,241

Accrued premium on convertible preferred stock	138,000	276,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; 2,760 shares issued and outstanding	2,760	2,760
Class A common stock, $.01 par value; 75,000,000 shares authorized; 30,155,141 and 29,275,147 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	301,552	292,752
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding	14,655	14,655
Warrants outstanding; 16,580,722 at June 30, 2004 and December 31, 2003	7,818,834	7,818,834
Additional paid-in capital	25,687,565	24,988,295
Accumulated deficit	(22,737,445)	(24,168,851)

Total stockholders’ equity	11,087,921	8,948,445

Total liabilities and stockholders’ equity	$42,340,064	$36,406,601

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$16,162,575	$10,086,456	$29,383,696	$21,196,238
Cost of goods sold	11,978,074	7,733,752	22,610,985	16,363,134

Gross margin	4,184,501	2,352,704	6,772,711	4,833,104
Selling and administrative costs	2,728,442	2,265,826	5,112,160	4,297,151
Research and development	—	25,498	95,619	25,498

	2,728,442	2,291,324	5,207,779	4,322,649

Operating income	1,456,059	61,380	1,564,932	510,455
Other income (expense)
Insurance proceeds related to lost income	—	824,299	8,720	824,299
Interest income	979	48,932	1,897	104,477
Interest expense	(530,896)	(351,575)	(1,043,720)	(678,962)

	(529,917)	521,656	(1,033,103)	249,814

Income before accrued premium on preferred stock	926,142	583,036	531,829	760,269
Accrued premium on preferred stock	(69,000)	(69,000)	(138,000)	(138,000)

Net income applicable to common stock before extraordinary item	$857,142	$514,036	$393,829	$622,269
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	1,878,221	1,037,577	1,878,221

Net income applicable to common stock after extraordinary item	$857,142	$2,392,257	$1,431,406	$2,500,490

Income per share of common stock before extraordinary item (Basic)	$0.03	$0.02	$0.01	$0.02

Income per share of common stock before extraordinary item (Diluted)	$0.02	$0.01	$0.01	$0.02

Extraordinary gain per share of common stock (Basic)	—	$0.06	$0.03	$0.06

Extraordinary gain per share of common stock (Diluted)	—	$0.05	$0.03	$0.05

Income per share of common stock after extraordinary item (Basic)	$0.03	$0.08	$0.05	$0.08

Income per share of common stock after extraordinary item (Diluted)	$0.02	$0.06	$0.03	$0.06

Weighted average number of common shares outstanding - Basic	31,618,748	29,874,663	31,359,408	29,835,537

Weighted average number of common shares outstanding - Diluted	41,122,225	39,944,898	41,405,362	40,259,687

     The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income applicable to common stock	$1,431,406	$2,500,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,032,110	1,709,299
Premium accrued on preferred stock	138,000	138,000
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	(1,037,577)	(1,878,221)
Decrease in other assets	45,814	62,662
Changes in current assets and current liabilities	(142,550)	(595,148)

Net cash provided by operating activities	2,467,203	1,937,082

Cash flows from investing activities:
Purchases of land, buildings and equipment	(2,871,260)	(4,077,565)
Insurance proceeds from involuntary dispostion of property and equipment	669,012	3,000,000

Net cash used in investing activities	(2,202,248)	(1,077,565)

Cash flows from financing activities:
Proceeds from issuance of notes	1,350,000	—
Payments on notes	(1,566,729)	(656,023)
Increase in outstanding advances on factored receivables	545,469	259,917
Debt acquisition costs	11,100	(170,647)
Proceeds from exercise of stock options and warrants, net	432,070	—

Net cash provided by (used in) financing activities	771,910	(566,753)

Increase in cash	1,036,865	292,764
Cash, beginning of period	1,509,124	504,365

Cash, end of period	$2,545,989	$797,129

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

Note 2: Description of the Company

     Advanced Environmental Recycling Technologies, Inc. develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes. Since inception in 1989, the Company has sold in excess of $235 million of products into the North American marketplace. The Company’s products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastic, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s growing line of non-wood alternative building materials include standard door components, windowsills, brick mould, fascia board, and heavy industrial flooring sold under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™ and a variety of composite decking products under the trade name Weyerhaeuser ChoiceDek®. AERT operates five manufacturing facilities. The composite building products are manufactured in Junction, Texas and Springdale, Arkansas. There are two plastic processing plants; one in Lowell, Arkansas and one in Alexandria, Louisiana and a painting, finishing and packaging plant in Tontitown, Arkansas.

Note 3: Current Operations

     On March 28, 2003, there was an accidental fire at the Junction, Texas plant. The Company began demolition and partial rebuilding on April 16, 2003. The initial restoration project, completed on May 20, 2003, included the rebuilding of one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. The second extrusion line recommenced operations in April 2004. The Company expects complete restoration, including replacement of the raw material system, to be finished by the end of 2004. Although work is still ongoing, there is no assurance as to the timing of the completion of the remaining portion of the plant, which is dependent upon the availability of additional funds. The Junction plant was, and is, fully insured for fire damage and business interruption. Through June 30, 2004, the Company had received $6.0 million in insurance proceeds related to this incident, including amounts for lost income reimbursement, and had invested approximately $5.8 million in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $1,037,577 for the six months ended June 30, 2004. At June 30, 2004, approximately $864,000 was included in accounts receivable for expected insurance reimbursements. We believe the insurance claim for the replacement of the building and contents will be settled by the end of 2004. Since the Junction facility has reached the production level at which it operated prior to the fire, the Company will no longer receive business interruption insurance proceeds for lost income reimbursement.

     The Company is nearing completion of the addition of plastic recycling equipment in Lowell. This should be completed by September 30, 2004 and will enhance our internal capability of processing scrap plastic. In addition, we have completed the site work for the addition of a production facility on the property adjacent to our Springdale plant and will commence work on the building. The building program will provide the capacity necessary to achieve higher sales levels and sustain our growth.

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

	2004	2003
	(unaudited)	(unaudited)
Receivables	$(954,945)	$(1,561,940)
Inventories	(1,098,192)	(997,337)
Prepaid expenses and other	470,362	304,108
Accounts payable – Trade and related parties	1,112,230	1,713,036
Accrued liabilities	327,995	(53,015)

	$(142,550)	$(595,148)

Cash paid for interest	$917,825	$449,842

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

	2004	2003
	(unaudited)	(unaudited)
Notes payable for financing of insurance policies	$1,066,083	$903,309
Accounts / notes payable for equipment	1,096,938	859,833
Accrued premium paid with Class A common stock	276,000	214,709

Note 5: Significant Accounting Policies

  Revenue Recognition Policy

     The Company recognizes revenue in accordance with SEC Staff Accounting Topic 13, Revenue Recognition. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at time of shipment. Sales are recorded net of discounts, rebates and returns.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	June 30, 2004	December 31,
	(unaudited)	2003
Raw materials	$2,904,289	$2,722,682
Work in process	1,555,879	566,503
Finished goods	509,292	582,083

	$4,969,460	$3,871,268

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

Stock-Based Compensation

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the following:

	Three Months Ended June 30,
	2004	2003
		Before Extra-	After Extra-
		ordinary	ordinary
		Item	Item
Net income applicable to common stock, as reported	$857,142	$514,036	$2,392,257
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	103,763	131,443	131,443

Net income applicable to common stock, pro forma	$753,379	$382,593	$2,260,814
Net income per share of common stock:
Basic – as reported	$0.03	$0.02	$0.08
Basic – pro forma	$0.02	$0.01	$0.08
Diluted – as reported	$0.02	$0.01	$0.06
Diluted – pro forma	$0.02	$0.01	$0.06

	Six Months Ended June 30,
	2004		2003
	Before Extra-	After Extra-	Before Extra-	After Extra-
	ordinary	ordinary	ordinary	ordinary
	Item	Item	Item	Item
Net income applicable to common stock, as reported	$393,829	$1,431,406	$622,269	$2,500,490
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	135,262	135,262	195,822	195,822

	Six Months Ended June 30,
	2004		2003
	Before Extra-	After Extra-	Before Extra-	After Extra-
	ordinary	ordinary	ordinary	ordinary
	Item	Item	Item	Item
Net income applicable to common stock, pro forma	$258,567	$1,296,144	$426,447	$2,304,668
Net income per share of common stock:
Basic – as reported	$0.01	$0.05	$0.02	$0.08
Basic – pro forma	$0.01	$0.04	$0.01	$0.08
Diluted – as reported	$0.01	$0.03	$0.02	$0.06
Diluted – pro forma	$0.01	$0.03	$0.01	$0.06

Recent Accounting Pronouncements

     In December 2003, the FASB issued revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaced FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company is required to adopt the provisions of FIN 46R by the beginning of the first annual period beginning after December 15, 2004. The adoption of FIN 46R is not expected to have a material effect on the Company’s consolidated financial statements.

     In March 2004, the FASB issued an exposure draft entitled Share-Based Payment -An Amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, could result in significant compensation expense charges to our future results of operations. The exposure draft, if adopted as presently drafted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

Note 6: Income Taxes

     No income tax provision was recorded for the six months ended June 30, 2004, due to the realization of previously unrecognized net operating loss carryforwards.

Note 7: Segment Information

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information

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

     As of June 30, 2004, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line and neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

Net Sales – Three months ended June 30,	2004	2003
Commercial and residential decking surface components	$13,140,449	$8,128,731
Exterior door, window and housing trim components and industrial flooring	3,022,126	1,957,725

	$16,162,575	$10,086,456

Net Sales – Six months ended June 30,	2004	2003
Commercial and residential decking surface components	$24,156,811	$17,479,188
Exterior door, window and housing trim components and industrial flooring	5,226,885	3,717,050

	$29,383,696	$21,196,238

	2004		2003
Gross Margin – Three months ended June 30,	Springdale	Junction	Springdale	Junction
Net revenues	$12,444,841	$3,717,734	$9,281,256	$805,200
Cost of goods sold	8,515,873	3,462,201	7,129,657	604,095

Gross margin	$3,928,968	$255,533	$2,151,599	$201,105

	2004		2003
Gross Margin – Six months ended June 30,	Springdale	Junction	Springdale	Junction
Net revenues	$22,647,568	$6,736,128	$16,954,773	$4,241,465
Cost of goods sold	16,251,486	6,359,499	13,069,434	3,293,700

Gross margin	$6,396,082	$376,629	$3,885,339	$947,765

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

	Three Months Ended June 30,
	2004	2003
		Before Extra-	After Extra-
		ordinary	ordinary
		Item	Item
Net income (A)	$857,142	$514,036	$2,392,257

Assumed exercise of stock options and warrants	17,437,914	18,256,137	18,256,137
Application of assumed proceeds toward repurchase of stock	(7,934,437)	(8,185,902)	(8,185,902)

Net additional shares issuable	9,503,477	10,070,235	10,070,235

	Three Months Ended June 30,
	2004	2003
		Before Extra-	After Extra-
		ordinary	ordinary
		Item	Item
Adjustment of shares outstanding:
Weighted average common shares outstanding	31,618,748	29,874,663	29,874,663
Net additional shares issuable	9,503,477	10,070,235	10,070,235

Adjusted shares outstanding (B)	41,122,225	39,944,898	39,944,898

Net income per common share – Diluted (A) divided by (B)	$0.02	$0.01	$0.06

Antidilutive and/or non-exercisable options	1,701,000	1,606,000	1,606,000
Antidilutive and/or non-exercisable warrants	4,774,598	4,749,598	4,749,598

	Six Months Ended June 30,
	2004		2003
	Before
	Extra-	After Extra-	Before Extra-	After Extra-
	ordinary	ordinary	ordinary	ordinary
	Item	Item	Item	Item
Net income (A)	$393,829	$1,431,406	$622,269	$2,500,490

Assumed exercise of stock options and warrants	17,637,914	17,637,914	20,707,819	20,707,819
Application of assumed proceeds toward repurchase of stock	(7,591,960)	(7,591,960)	(10,283,669)	(10,283,669)

Net additional shares issuable	10,045,954	10,045,954	10,424,150	10,424,150

Adjustment of shares outstanding:
Weighted average common shares outstanding	31,359,408	31,359,408	29,835,537	29,835,537
Net additional shares issuable	10,045,954	10,045,954	10,424,150	10,424,150

Adjusted shares outstanding (B)	41,405,362	41,405,362	40,259,687	40,259,687

Net income per common share – Diluted (A) divided by (B)	$0.01	$0.03	$0.02	$0.06

Antidilutive and/or non-exercisable options	1,526,000	1,526,000	1,531,000	1,531,000
Antidilutive and/or non-exercisable warrants	4,749,598	4,749,598	2,333,933	2,333,933

     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarters and six months ended June 30, 2004 and 2003, as indicated in the above tables. Those options and warrants were either antidilutive and/or not exercisable during those periods. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     Advanced Environmental Recycling Technologies, Inc. develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes. Since inception in 1989, we have sold in excess of $235 million of products into the North American marketplace. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastic, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our growing line of non-wood alternative building materials include standard door components, windowsills, brick mould, fascia board, and heavy industrial flooring sold under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™ and a variety of composite decking products under the trade name Weyerhaeuser ChoiceDek®. We operate five manufacturing facilities. Our composite building products are manufactured in Junction, Texas and Springdale, Arkansas. We have two plastic processing plants; one in Lowell, Arkansas and one in Alexandria, Louisiana and a painting, finishing and packaging plant in Tontitown, Arkansas.

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

     Beginning in 2004, we introduced a line of fade-resistant colored decking products, some of which also have an embossed wood-grain texture. We initiated the introduction of a new matching handrail system for the colored decking during second quarter of 2004.

     Due to our extensive product testing and successful extended field history of over a decade, we offer a limited lifetime replacement warranty on our products against rot and fungal decay, and termite and insect damage.

Manufacturing

     We operate the following manufacturing and recycling facilities:

•	Our Junction, Texas facility manufactures primarily decking. There was a fire in March 2003 at the Junction plant which caused substantial damage and temporarily shut down plant operations. One rebuilt extrusion line recommenced operations in May 2003, and the second line recommenced operations in April 2004.

•	Our door, window and housing trim and OEM components (MoistureShield) are manufactured at our Springdale, Arkansas facility. The Springdale facility also manufactures the LifeCycle and Weyerhaeuser ChoiceDek brands including new colored lines of decking products. Springdale currently has four extrusion lines with a plastic recycling facility. Additional automation, including downstream handling and packaging equipment was recently installed during the first quarter of 2004.

•	During the first quarter of 2004, we relocated and expanded our paint system and added some finishing and packaging operations to an additional 70,000 square foot facility near Tontitown, Arkansas. This was done in order to allow for additional extrusion production increases and to maximize efficiencies at the existing Springdale facility. We believe this will also streamline, simplify and focus manufacturing operations and allow for further production increases in the future at the existing Springdale facility.

•	In late 2003, we started a second plastics processing facility in Northwest Arkansas. We have been adding plastic recycling equipment and capacity to that plant and plan to have it fully built by the end of the third quarter 2004. The finished facility will be used for plastic recycling and blending and storage and will include a railroad loading/unloading spur, a truck scale and receiving station, and finished goods storage.

•	We lease plastic recycling equipment and factory space in Alexandria, Louisiana and commenced operations in June 2003. We have made improvements and installed additional equipment to increase the facility’s throughput. The upgrades provide flexibility to economically process different types of scrap plastic and to provide plastic feedstock of a quality and consistency required in order to more efficiently operate our extrusion facilities.

     During the first quarter of 2003, we began road and bridge infrastructure work on an 18.8-acre tract that adjoins the existing Springdale, Arkansas facility. In the second quarter of 2004, we completed a portion of the infrastructure site work and roadwork at that location for a second composite manufacturing facility in Springdale. We plan to have the building and initial portion of the manufacturing facility completed and operational in the second quarter of 2005. The existing site work completed is currently providing storage space for inventory. In the second quarter of 2004, we invested approximately $1.8 million in property, plant and equipment, which includes approximately $600,000 for the rebuilding of the Junction, Texas facility. Our expansion plans currently are prioritized around increasing plastic recycling capacity and lowering raw material costs, in conjunction with further automating our production processes to improve efficiencies and increase margins. Due to strong demand for our composite products, these projects will be followed by the construction of a second warehouse and manufacturing facility in Springdale, Arkansas and additional composite extrusion capacity. New capital projects are currently being paid for from cash flow, and there is no assurance as to when additional funds will be available or as to when the projects will be completed.

Results of Operations

  Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     The following table sets forth selected information from our statements of operations.

Quarterly Comparison

	Three Months Ended June 30:
	2004	% Change	2003
Net sales	$16,162,575	60.2%	$10,086,456
Cost of goods sold	11,978,074	54.9%	7,733,752
% of net sales	74.1%	-2.6%	76.7%

Gross margin	4,184,501	77.9%	2,352,704
% of net sales	25.9%	2.6%	23.3%
Selling and administrative costs	2,728,442	20.4%	2,265,826
% of net sales	16.9%	-5.6%	22.5%
Research and development	—	-100.0%	25,498

Subtotal	2,728,442	19.1%	2,291,324

Operating income	1,456,059	2272.2%	61,380
% of net sales	9.0%	8.4%	0.6%
Other income (expense)
Insurance proceeds related to lost income	—	-100.0%	824,299
Net interest expense	(529,917)	75.1%	(302,643)

Income before extraordinary item and accrued premium on preferred stock	926,142	58.8%	583,036
Accrued premium on preferred stock	(69,000)	0.0%	(69,000)

Income before extraordinary item	857,142	66.7%	514,036
% of net sales	5.3%	0.2%	5.1%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	-100.0%	1,878,221

Net income applicable to common stock after extraordinary item	$857,142	-64.2%	$2,392,257
% of net sales	5.3%	-18.4%	23.7%

Net Sales

     Our net sales for the three months ended June 30, 2004 and 2003 are summarized as follows:

	Three months ended June 30:
	2004	% Change	2003
Springdale facility	$12,444,841	34.1%	$9,281,256
Junction facility	3,717,734	361.7%	805,200

Total net sales	$16,162,575	60.2%	$10,086,456

     Net sales for the quarter ended June 30, 2004, increased compared to the same period of 2003 due to the rebuilding of the Junction, Texas facility, increases in production efficiency and continued strong demand for our products. This resulted in record sales for the quarter. Net sales at the Junction facility were much lower in 2003 due to the major fire in March 2003 that temporarily shut down plant operations. The facility resumed operations with one extrusion line in May 2003, and we re-commenced the second extrusion line on April 29, 2004. We plan to have Junction fully rebuilt by the end of 2004.

Cost of Goods Sold

     Our cost of goods sold, as a percent of sales, decreased for the quarter ended June 30, 2004 compared to the same period of 2003 primarily due to decreases in direct labor and manufacturing overhead. To help offset rising material costs, we added a plastic recycling facility in Alexandria, Louisiana, are expanding our plastic processing capacity at the second Northwest Arkansas facility and are seeking new sources of waste plastic materials. We are also working to improve material handling techniques and efficiencies in order to further reduce costs and improve margins.

Selling and Administrative Cost

     Selling and administrative cost increased for the quarter ended June 30, 2004 compared to the same period of 2003 as a result of continued expansion of customer service expenses, the costs associated with the increase in revenue and the increase in sales and customer service staff. However, as a percentage of net sales, selling and administrative costs decreased.

Extraordinary Item

     The extraordinary gain in the second quarter of 2003 was due to the major fire at the Junction facility in March 2003. The Junction facility was, and is, fully insured. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $1,878,221 for the quarter ended June 30, 2003. No gain was recorded in the second quarter of

2004. At June 30, 2004, approximately $864,000 was included in accounts receivable for expected insurance reimbursements.

Income

     Earnings before the extraordinary gain increased for the quarter ended June 30, 2004 as compared to the same period of 2003 due to increased sales, lower manufacturing costs as a percentage of sales and lower selling and administrative costs as a percentage of sales. Earnings after the extraordinary gain decreased as there was no extraordinary gain in the second quarter of 2004 as compared to a $1.9 million gain in the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The following table sets forth selected information from our statements of operations.

	Six Months Ended June 30:
	2004	% Change	2003
Net sales	$29,383,696	38.6%	$21,196,238
Cost of goods sold	22,610,985	38.2%	16,363,134
% of net sales	77.0%	-0.2%	77.2%

Gross margin	6,772,711	40.1%	4,833,104
% of net sales	23.0%	0.2%	22.8%
Selling and administrative costs	5,112,160	19.0%	4,297,151
% of net sales	17.4%	-2.9%	20.3%
Research and development	95,619	275.0%	25,498

Subtotal	5,207,779	20.5%	4,322,649

Operating income	1,564,932	206.6%	510,455
% of net sales	5.3%	2.9%	2.4%
Other income (expense)
Insurance proceeds related to lost income	8,720	-98.9%	824,299
Net interest expense	(1,041,823)	81.3%	(574,485)

Income before extraordinary item and accrued premium on preferred stock	531,829	-30.0%	760,269
Accrued premium on preferred stock	(138,000)	0.0%	(138,000)

Income before extraordinary item	393,829	-36.7%	622,269
% of net sales	1.3%	-1.6%	2.9%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	1,037,577	-44.8%	1,878,221

Net income applicable to common stock after extraordinary item	$1,431,406	-42.8%	$2,500,490
% of net sales	4.9%	-6.9%	11.8%

Net Sales

     Our net sales for the six months ended June 30, 2004 and 2003 are summarized as follows:

	Six months ended June 30:
	2004	% Change	2003
Springdale facility	$22,647,568	33.6%	$16,954,773
Junction facility	6,736,128	58.8%	4,241,465

Total net sales	$29,383,696	38.6%	$21,196,238

     Net sales for the six months ended June 30, 2004, increased compared to the same period of 2003 due to the rebuilding of the Junction, Texas facility, increases in production efficiency and continued strong demand for our products. Net sales at the Junction facility during the six months ended June 30, 2003 were much lower than the same period of 2004 due to the major fire in March 2003 that temporarily shut down plant operations. The facility resumed operations with one extrusion line in May 2003, and we re-commenced the second extrusion line on April 29, 2004. We plan to have Junction fully rebuilt by the end of 2004.

Cost of Goods Sold

     Our cost of goods sold, as a percent of sales, decreased for the six months ended June 30, 2004 compared to the same period of 2003 primarily due to decreases in direct labor and manufacturing overhead. To help offset rising material costs, we added a plastic recycling facility in Alexandria, Louisiana, are expanding our plastic processing capacity at the second Northwest Arkansas facility and are seeking new sources of waste plastic materials. We are also working to improve material handling techniques and efficiencies in order to further reduce costs and improve margins.

Selling and Administrative Cost

     Selling and administrative cost increased for the six months ended June 30, 2004 compared to the same period of 2003 as a result of continued expansion of customer service expenses, the costs associated with the increase in revenue and the increase in sales and customer service staff. However, as a percentage of net sales, selling and administrative costs decreased.

Extraordinary Item

     The extraordinary gain in the first six months of 2004 and 2003 was due to the major fire at the Junction facility in March 2003. The Junction facility was, and is, fully insured. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in gains of $1,037,577 and $1,878,221 for the six months ended June 30, 2004 and 2003, respectively. In addition, we recognized a total gain of approximately $2.96 million in 2003 attributable to such insurance proceeds as the facility and equipment damaged had been nearly fully depreciated. At June 30, 2004, approximately $864,000 was included in accounts receivable for expected insurance reimbursements.

Income

     Earnings before the extraordinary gain decreased for the six month period ended June 30, 2004 as compared to the same period of 2003 primarily because we received $815,579 more in insurance proceeds related to the lost income at the Junction, Texas facility in 2003 than in 2004, and the Junction facility had not attained the efficiencies necessary to offset the decrease in insurance proceeds in the first six months of 2004. As a result of the fire, we had to significantly demolish and rebuild a major portion of our Junction, Texas facility. Earnings after the extraordinary gain decreased for the reason stated above, and a much larger gain was recorded in 2003 as compared to 2004.

Liquidity and Capital Resources

     At June 30, 2004, we had a working capital deficit of $2.0 million compared to a working capital deficit of $1.9 million at December 31, 2003. Excluding the $1.6 million spent to reconstruct the Junction facility, we spent approximately $4.0 million on capital expansion during the first six months of 2004. Expenditures were primarily for increasing our plastic processing capacity at our Lowell and Alexandria facilities in order to reduce raw material costs and for automation related equipment needed to improve the production of our new decking products. At June 30, 2004, the working capital deficit involved total current liabilities of approximately $14.6 million, of which $2.2 million was for accrued payroll expense and other accrued liabilities, $9.8 million was in payables and $2.6 million was a combination of short-term notes payable and the current portion of long-term debt. The working capital deficit reflects management’s decision to enter into short-term debt financing to build and improve production and sales capacities to increase cash flows from operations.

     Cash increased $1.0 million to $2.5 million at June 30, 2004 from December 31, 2003. Significant components of that increase were: (i) cash provided by operating activities of $2.5 million, which consisted of the net income for the period of $1.4 million increased by depreciation and amortization of $2.0 million and decreased by other uses of cash of approximately $900,000; (ii) cash used in investing activities of $2.2 million, and (iii) cash provided by financing activities of approximately $770,000. Payments on notes during the period were $1.6 million, and proceeds from the issuances of notes amounted to $1.35 million. At June 30, 2004, we had bonds and notes payable in the amount of $19.0 million, of which $2.6 million was current notes payable and the current portion of long-term debt.

Uncertainties, Issues and Risks

     There are many factors that could adversely affect our business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand for our products, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, litigation, new products / product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, availability of raw material (plastic) at a reasonable price, management’s failure to execute effectively, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     We have no material exposures relating to our long-term debt, due to virtually all of our long-term debt bearing interest at fixed rates. We depend on the market for favorable long-term mortgage rates to help generate sales of our product to our customers for use in the residential construction industry. Should mortgage rates increase substantially, we could be impacted by a reduction in the residential construction industry. Important raw materials purchased by us are recycled plastic and wood fiber, which are subject to price fluctuations. We attempt to limit the impact of price increases on these materials by negotiating with each of our suppliers on a term basis, and by internally recycling a majority of our plastic raw materials.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

     On April 7, 2004, one of our current directors exercised options to purchase 25,000 shares of our Class A common stock at an exercise price of $0.72 per share. We believe, due to his position as a director of our company and the isolated nature of the transaction, that the issuance and sale of the shares of Class A common stock underlying such options was exempt form registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

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

/s/ EDWARD J. LYSEN

Edward J. Lysen,
Chief Financial Officer

Date: August 16, 2004

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