Form 10-Q
period 2004-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2004-11-12
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2004, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 31,944,751 and the number of shares outstanding of the Registrant’s Class B common stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Balance Sheets, September 30, 2004 (unaudited) and December 31, 2003	1-2
Statements of Operations (unaudited) Three Months and Nine Months Ended September 30, 2004 and 2003	3
Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2004 and 2003	4
Notes to Financial Statements.	5-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14-21
Item 3. Quantitative and Qualitative Disclosure about Market Risk.	22
Item 4. Controls and Procedures.	23
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 6. Exhibits	24
Signatures.	25
Index to Exhibits.	26
Wood-Plastic Composite Decking Agreement
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification Pursuant to Section 906

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Balance Sheets

ASSETS

	September 30,	December 31,
	2004	2003
	(unaudited)
Current assets:
Cash and cash equivalents	$2,644,268	$1,509,124
Accounts receivable, net of allowance of $180,143 at September 30, 2004 and $92,207 at December 31, 2003	3,800,088	2,647,665
Inventories	5,293,436	3,871,268
Prepaid expenses	952,292	579,163

Total current assets	12,690,084	8,607,220

Land, buildings and equipment:
Land	1,612,243	1,612,243
Buildings and leasehold improvements	5,355,489	4,943,462
Machinery and equipment	31,698,605	25,753,179
Transportation equipment	775,670	675,208
Office equipment	733,813	698,802
Construction in progress	2,602,405	3,346,298

	42,778,225	37,029,192
Less accumulated depreciation	17,931,414	14,905,242

Net land, buildings and equipment	24,846,811	22,123,950

Other assets:
Debt issuance costs, net of accumulated amortization of $329,768 at September 30, 2004 and $199,067 at December 31, 2003	3,255,333	3,397,134
Debt service reserve fund	2,051,499	1,946,643
Other assets, at cost less accumulated amortization of $328,446 at September 30, 2004 and $307,017 at December 31, 2003	250,753	331,654

Total other assets	5,557,585	5,675,431

	$43,094,480	$36,406,601

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003
	(unaudited)
Current liabilities:
Accounts payable — trade	$6,802,426	$5,321,317
Accounts payable — related parties	2,417,491	1,799,405
Current maturities of long-term debt	1,117,789	1,142,525
Accrued payroll expense	991,744	603,134
Other accrued liabilities	1,823,603	1,291,183
Notes payable — other	603,546	365,351

Total current liabilities	13,756,599	10,522,915

Long-term debt, less current maturities	16,403,264	16,659,241

Accrued premium on convertible preferred stock	207,000	276,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; 2,760 shares issued and outstanding	2,760	2,760
Class A common stock, $.01 par value; 75,000,000 shares authorized; 30,363,085 and 29,275,147 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	303,631	292,752
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding	14,655	14,655
Warrants outstanding; 16,472,806 at September 30, 2004 and 16,580,722 at December 31, 2003	7,767,288	7,818,834
Additional paid-in capital	25,876,230	24,988,295
Accumulated deficit	(21,236,947)	(24,168,851)

Total stockholders’ equity	12,727,617	8,948,445

Total liabilities and stockholders’ equity	$43,094,480	$36,406,601

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$18,975,717	$11,379,799	$48,359,413	$32,576,037
Cost of goods sold	13,279,972	9,023,305	35,890,957	25,386,439

Gross margin	5,695,745	2,356,494	12,468,456	7,189,598
Selling and administrative costs	3,573,535	2,411,873	8,684,107	6,739,384
Research and development	—	23,732	97,207	49,230

Operating income (loss)	2,122,210	(79,111)	3,687,142	400,984
Other income (expense)
Insurance proceeds related to lost income	—	248,013	8,720	1,072,312
Interest income	1,877	37,693	3,774	142,170
Interest expense	(554,589)	(394,554)	(1,598,309)	(1,043,156)

	(552,712)	(108,848)	(1,585,815)	171,326

Income (loss) before accrued premium on preferred stock	1,569,498	(187,959)	2,101,327	572,310
Accrued premium on preferred stock	(69,000)	(69,000)	(207,000)	(207,000)

Net income (loss) applicable to common stock before extraordinary item	$1,500,498	$(256,959)	$1,894,327	$365,310
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	52,926	1,037,577	1,931,147

Net income (loss) applicable to common stock after extraordinary item	$1,500,498	$(204,033)	$2,931,904	$2,296,457

Income (loss) per share of common stock before extraordinary item (Basic)	$0.05	$(0.01)	$0.06	$0.01

Income (loss) per share of common stock before extraordinary item (Diluted)	$0.04	$(0.01)	$0.05	$0.01

Extraordinary gain per share of common stock (Basic)	—	$0.00	$0.03	$0.06

Extraordinary gain per share of common stock (Diluted)	—	$0.00	$0.02	$0.05

Income (loss) per share of common stock after extraordinary item (Basic)	$0.05	$(0.01)	$0.09	$0.08

Income (loss) per share of common stock after extraordinary item (Diluted)	$0.04	$(0.01)	$0.07	$0.06

Weighted average number of common shares outstanding — Basic	31,666,791	30,005,619	31,460,989	29,893,298

Weighted average number of common shares outstanding — Diluted	42,808,000	30,005,619	41,721,301	40,800,332

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income applicable to common stock	$2,931,905	$2,296,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,047,602	2,660,004
Premium accrued on preferred stock	207,000	207,000
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	(1,037,577)	(1,931,147)
Decrease in other assets	85,315	129,315
Changes in current assets and current liabilities	(542,752)	442,319

Net cash provided by operating activities	4,691,493	3,803,948

Cash flows from investing activities:
Purchases of land, buildings and equipment	(4,142,009)	(5,400,140)
Insurance proceeds from involuntary dispostion of property and equipment	669,012	2,876,159

Net cash used in investing activities	(3,472,997)	(2,523,981)

Cash flows from financing activities:
Proceeds from issuance of notes	1,350,000	—
Payments on notes	(2,519,121)	(1,296,835)
Increase in outstanding advances on factored receivables	503,401	15,942
Debt acquisition costs	11,100	(207,472)
Proceeds from exercise of stock options and warrants, net	571,268	27,850

Net cash used in financing activities	(83,352)	(1,460,515)

Increase (decrease) in cash	1,135,144	(180,548)
Cash and cash equivalents, beginning of period	1,509,124	504,365

Cash and cash equivalents, end of period	$2,644,268	$323,817

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

Note 2: Description of the Company

     Advanced Environmental Recycling Technologies, Inc. develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Since inception in 1989, the Company has sold in excess of $254 million of products into the North American marketplace. The Company’s products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastic, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s growing line of non-wood alternative building materials include standard door components, windowsills, brick mould, fascia board, and heavy industrial flooring sold under the trade names LifeCycle®, MoistureShield®, and MoistureShield® CornerLoc™, and a variety of composite decking products under the trade name Weyerhaeuser ChoiceDek®. AERT operates five manufacturing facilities. The composite building products are manufactured in Junction, Texas and Springdale, Arkansas. There are two plastic processing plants – one in Lowell, Arkansas and one in Alexandria, Louisiana – and a painting, finishing and packaging plant in Tontitown, Arkansas.

Note 3: Current Operations

     On March 28, 2003, there was an accidental fire at the Junction, Texas plant. The Company began demolition and partial rebuilding on April 16, 2003. The initial restoration project, completed on May 20, 2003, included the rebuilding of one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. The second extrusion line recommenced operations in April 2004. The Company expects complete restoration, including replacement of the raw material system, to be finished by the end of 2004. Although work is still ongoing, there is no assurance as to the timing of the completion of the remaining portion of the plant, which is dependent upon the availability of additional funds. The Junction plant was, and is, fully insured for fire damage and business interruption. Through September 30, 2004, the Company had received $6.0 million in insurance proceeds related to the March 2003 fire, including amounts for lost income reimbursement, and had invested approximately $6.1 million in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $1,037,577 for the nine months ended September 30, 2004. At September 30, 2004, approximately $864,000 was included in accounts receivable for expected insurance reimbursements. We believe the insurance claim for the replacement of the building and contents will be settled by the end of 2004. Since the Junction facility has reached the production level at which it operated prior to the fire, the Company will no longer receive business interruption insurance proceeds for lost income reimbursement.

     The Company is currently adding additional plastic recycling equipment in Lowell, which is designed to increase our internal capability of processing scrap plastic. In addition, we have completed the site work for the addition of a production facility on the property adjacent to our Springdale plant and will commence work on the building. Construction on a second raw material system to service both plants has commenced and is intended to become operational starting in phases during the first quarter 2005. The building program will provide the capacity necessary to achieve higher sales levels and sustain our growth.

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

	2004	2003
	(unaudited)	(unaudited)
Receivables	$(783,857)	$(61,733)
Inventories	(1,422,168)	(1,226,837)
Prepaid expenses and other	692,954	594,608
Accounts payable – Trade and related parties	49,289	906,331
Accrued liabilities	921,030	229,950

	$(542,752)	$442,319

Cash paid for interest	$1,296,431	$726,313

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

	2004	2003
	(unaudited)	(unaudited)
Notes payable for financing of insurance policies	$1,066,083	$903,309
Accounts / notes payable for equipment	1,607,025	1,652,101
Accrued premium paid with Class A common stock	276,000	214,709

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	September 30,
	2004	December 31,
	(unaudited)	2003
Raw materials	$2,981,803	$2,722,682
Work in process	1,655,467	566,503
Finished goods	656,166	582,083

	$5,293,436	$3,871,268

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

Stock-Based Compensation

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended September 30,
	2004	2003
		Before Extra-	After Extra-
		ordinary	ordinary
		Item	Item
Net income (loss) applicable to common stock, as reported	$1,500,498	$(256,959)	$(204,033)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	108,005	146,145	146,145

Net income (loss) applicable to common stock, pro forma	$1,392,493	$(403,104)	$(350,178)
Net income (loss) per share of common stock:
Basic – as reported	$0.05	$(0.01)	$(0.01)
Basic – pro forma	$0.04	$(0.01)	$(0.01)
Diluted – as reported	$0.04	$(0.01)	$(0.01)
Diluted – pro forma	$0.03	$(0.01)	$(0.01)

	Nine Months Ended September 30,
	2004		2003
	Before
	Extra-	After Extra-	Before Extra-	After Extra-
	ordinary	ordinary	ordinary	ordinary
	Item	Item	Item	Item
Net income applicable to common stock, as reported	$1,894,327	$2,931,904	$365,310	$2,296,457
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	243,267	243,267	341,967	341,967

Net income applicable to common stock, pro forma	$1,651,060	$2,688,637	$23,343	$1,954,490

	Nine Months Ended September 30,
	2004		2003
	Before
	Extra-	After Extra-	Before Extra-	After Extra-
	ordinary	ordinary	ordinary	ordinary
	Item	Item	Item	Item
Net income per share of common stock:
Basic – as reported	$0.06	$0.09	$0.01	$0.08
Basic – pro forma	$0.05	$0.09	$0.00	$0.07
Diluted – as reported	$0.05	$0.07	$0.01	$0.06
Diluted – pro forma	$0.04	$0.06	$0.00	$0.05

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

Note 6: Income Taxes

     No income tax provision was recorded for the nine months ended September 30, 2004, due to the realization of previously unrecognized net operating loss carryforwards.

Note 7: Segment Information

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. A reportable operating segment is defined as a component of an enterprise:

•	That engages in business activities from which it may earn revenues and expenses,

•	Whose operating results are regularly reviewed by the enterprise’s chief operating decision maker, and

•	For which discrete financial information is available.

     As of September 30, 2004, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line and neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

Net Sales –Three months ended September 30,	2004	2003
Commercial and residential decking surface components	$15,428,179	$9,027,611
Exterior door, window and housing trim components and industrial flooring	3,547,538	2,352,188

	$18,975,717	$11,379,799

Net Sales –Nine months ended September 30,	2004	2003
Commercial and residential decking surface components	$39,584,990	$26,506,799
Exterior door, window and housing trim components and industrial flooring	8,774,423	6,069,238

	$48,359,413	$32,576,037

	2004		2003
Gross Margin – Three months ended September 30,	Springdale	Junction	Springdale	Junction
Net sales	$13,678,454	$5,297,263	$9,203,768	$2,176,031
Cost of goods sold	9,660,893	3,619,079	7,254,456	1,768,849

Gross margin	$4,017,561	$1,678,184	$1,949,312	$407,182

	2004		2003
Gross Margin – Nine months ended September 30,	Springdale	Junction	Springdale	Junction
Net sales	$36,326,022	$12,033,391	$26,158,541	$6,417,496
Cost of goods sold	25,912,379	9,978,578	20,323,890	5,062,549

Gross margin	$10,413,643	$2,054,813	$5,834,651	$1,354,947

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

	Three Months Ended September 30,
	2004	2003
		Before Extra-	After Extra-
		ordinary	ordinary
		Item	Item
Net income (A)	$1,500,498	$(256,959)	$(204,033)

Assumed exercise of stock options and warrants	20,014,003	—	—
Application of assumed proceeds toward repurchase of stock	(8,872,794)	—	—

	Three Months Ended September 30,
	2004	2003
		Before Extra-	After Extra-
		ordinary	ordinary
		Item	Item
Net additional shares issuable	11,141,209	—	—

Adjustment of shares outstanding:
Weighted average common shares outstanding	31,666,791	30,005,619	30,005,619
Net additional shares issuable	11,141,209	—	—

Adjusted shares outstanding (B)	42,808,000	30,005,619	30,005,619

Net income per common share – Diluted (A) divided by (B)	$0.04	$(0.01)	$(0.01)

Antidilutive and/or non-exercisable options	1,107,500	1,572,500	1,572,500
Antidilutive and/or non-exercisable warrants	2,333,933	2,333,933	2,333,933

	Nine Months Ended September 30,
	2004		2003
	Before
	Extra-	After Extra-	Before Extra-	After Extra-
	ordinary	ordinary	ordinary	ordinary
	Item	Item	Item	Item
Net income (A)	$1,894,327	$2,931,904	$365,310	$2,296,457

Assumed exercise of stock options and warrants	19,965,503	19,965,503	20,817,819	20,817,819
Application of assumed proceeds toward repurchase of stock	(9,705,191)	(9,705,191)	(9,910,785)	(9,910,785)

Net additional shares issuable	10,260,312	10,260,312	10,907,034	10,907,034

Adjustment of shares outstanding:
Weighted average common shares outstanding	31,460,989	31,460,989	29,893,298	29,893,298
Net additional shares issuable	10,260,312	10,260,312	10,907,034	10,907,034

Adjusted shares outstanding (B)	41,721,301	41,721,301	40,800,332	40,800,332

Net income per common share – Diluted (A) divided by (B)	$0.05	$0.07	$0.01	$0.06

Antidilutive and/or non-exercisable options	1,156,000	1,156,000	1,621,000	1,621,000
Antidilutive and/or non-exercisable warrants	2,333,933	2,333,933	2,333,933	2,333,933

     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarters and nine months ended September 30,

2004 and 2003, as indicated in the above tables. Those options and warrants were either antidilutive and/or not exercisable during those periods. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     Advanced Environmental Recycling Technologies, Inc. develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Since inception in 1989, we have sold in excess of $254 million of products into the North American marketplace. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastic, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our growing line of non-wood alternative building materials include standard door components, windowsills, brick mould, fascia board, and heavy industrial flooring sold under the trade names LifeCycle®, MoistureShield®, and MoistureShield® CornerLoc™, and a variety of composite decking products under the trade name Weyerhaeuser ChoiceDek®. We operate five manufacturing facilities. Our composite building products are manufactured in Junction, Texas and Springdale, Arkansas. Our Springdale plant also recycles some plastic. We have two plastic processing plants – one in Lowell, Arkansas and one in Alexandria, Louisiana – and a painting, finishing and packaging plant in Tontitown, Arkansas.

Products

     Using the same basic material, we manufacture product lines as:

•	Commercial and residential decking planks and accessories such as balusters and handrails (MoistureShield and Weyerhaeuser ChoiceDek), and

•	Exterior door, window and housing trim components and industrial flooring (MoistureShield)

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

     Beginning in 2004, we introduced a line of fade-resistant colored decking products, some of which also have an embossed wood-grain texture. We initiated the introduction of a new matching handrail system for the colored decking during the second quarter of 2004.

     Due to our extensive product testing and successful extended field history of over a decade, we offer a limited lifetime replacement warranty on our products against rot and fungal decay, and termite and insect damage.

Manufacturing

We operate the following manufacturing and recycling facilities:

•	Our Junction, Texas facility manufactures primarily decking. There was a fire in March 2003 at the Junction plant which caused substantial damage and temporarily shut down plant operations. One rebuilt extrusion line recommenced operations in May 2003, and the second line recommenced operations in April 2004.

•	Our door, window and housing trim components are manufactured at our Springdale, Arkansas facility. The Springdale facility also manufactures the LifeCycle, MoistureShield and Weyerhaeuser ChoiceDek brands including new colored lines of decking products. Springdale currently has four extrusion lines with a plastic recycling facility. Additional automation, including downstream handling and packaging equipment was installed for a portion of the facility during the first quarter of 2004, and is scheduled to be completed by the end of 2004.

•	During the first quarter of 2004, we relocated and expanded our paint system and

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

•	In late 2003, we started a second plastics processing facility in Northwest Arkansas. We have completed the initial phases of adding additional plastic recycling equipment and capacity to that plant. The facility is used for plastic recycling, blending and storage, and includes a railroad loading/unloading spur, truck scale, receiving station, and finished goods storage. In October 2004, we entered into a 7-year lease agreement to utilize an adjoining 20 acre site which will include a rail spur and two 100,000 square foot warehouses.

•	We lease plastic recycling equipment and factory space in Alexandria, Louisiana and commenced operations in June 2003. We have made improvements and installed additional equipment to increase the facility’s throughput. The upgrades provide flexibility to economically process different types of scrap plastic and to provide plastic feedstock of a quality and consistency required in order to more efficiently operate our extrusion facilities.

     During the first quarter of 2003, we began road and bridge infrastructure work on an 18.8-acre tract that adjoins the existing Springdale, Arkansas facility. In the second quarter of 2004, we completed a portion of the infrastructure site work and roadwork at that location for a second composite manufacturing facility in Springdale. We plan to have the building and initial portion of the manufacturing facility completed and operational in the third quarter of 2005. Work on the raw material system for both plants has commenced and is scheduled to become operational in stages beginning in the first quarter of 2005.

     In the third quarter of 2004, we invested approximately $1.8 million in property, plant and equipment, which includes approximately $300,000 for the rebuilding of the Junction, Texas facility. Our expansion plans currently are prioritized around increasing plastic recycling capacity and lowering raw material costs, in conjunction with further automating our production processes to improve efficiencies and increase margins. Due to strong demand for our composite products, these projects will be followed by the construction of a second warehouse and manufacturing facility in Springdale, Arkansas and additional composite extrusion capacity. New capital projects are currently being paid for from cash flow, and there is no assurance as to when additional funds will be available or as to when the projects will be completed.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     The following table sets forth selected information from our statements of operations.

Quarterly Comparison

	Three Months Ended September 30:
	2004	% Change	2003
Net sales	$18,975,717	66.7%	$11,379,799
Cost of goods sold	13,279,972	47.2%	9,023,305
% of net sales	70.0%	-9.3%	79.3%

Gross margin	5,695,745	141.7%	2,356,494
% of net sales	30.0%	9.3%	20.7%
Selling and administrative costs	3,573,535	48.2%	2,411,873
% of net sales	18.8%	-2.4%	21.2%
Research and development	—	-100.0%	23,732

Subtotal	3,573,535	46.7%	2,435,605

Operating income (loss)	2,122,210	—	(79,111)
% of net sales	11.2%	11.9%	-0.7%
Other income (expense)
Insurance proceeds related to lost income	—	-100.0%	248,013
Net interest expense	(552,712)	54.9%	(356,861)

Income (loss) before extraordinary item and accrued premium on preferred stock	1,569,498	—	(187,959)
Accrued premium on preferred stock	(69,000)	0.0%	(69,000)

Income (loss) before extraordinary item	1,500,498	—	(256,959)
% of net sales	7.9%	10.2%	-2.3%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	-100.0%	52,926

Net income (loss) applicable to common stock after extraordinary item	$1,500,498	—	$(204,033)
% of net sales	7.9%	9.7%	-1.8%

Net Sales

     Our net sales for the three months ended September 30, 2004 and 2003 are summarized as follows:

	Three months ended September 30:
	2004	% Change	2003
Springdale facility	$13,678,454	48.6%	$9,203,768
Junction facility	5,297,263	143.4%	2,176,031

Total net sales	$18,975,717	66.7%	$11,379,799

     Net sales for the quarter ended September 30, 2004 increased compared to the same period of 2003 due to the rebuilding of the Junction, Texas facility, increases in production efficiency and continued strong demand for our products. Net sales at the Junction facility were much lower in 2003 due to the major fire in March 2003 that temporarily shut down plant operations. The facility resumed operations with one extrusion line in May 2003, and we re-commenced the second extrusion line in April 2004. We plan to have Junction fully rebuilt by the end of 2004.

Cost of Goods Sold

     Our cost of goods sold, as a percent of sales, decreased for the quarter ended September 30, 2004 compared to the same period of 2003 primarily due to decreases in direct labor and manufacturing overhead. To help offset rising material costs, we added a plastic recycling facility in Alexandria, Louisiana, expanded our plastic processing capacity at the second Northwest Arkansas facility and are seeking new sources of waste plastic materials. We are also working to improve material handling techniques and efficiencies in order to attempt to further reduce costs and offset significantly higher and ever increasing petrochemical related costs.

Selling and Administrative Cost

     Selling and administrative cost increased for the quarter ended September 30, 2004 compared to the same period of 2003 as a result of increases in sales, customer service and corporate personnel expenses, along with general increases in corporate costs to manage our growing business. However, as a percentage of net sales, selling and administrative costs decreased.

Income

     Earnings increased for the quarter ended September 30, 2004 as compared to the same period of 2003 due to increased sales, lower manufacturing costs as a percentage of sales and lower selling and administrative costs as a percentage of sales. The lower manufacturing costs were primarily associated with increased utilization of internally produced lower cost plastic materials, which were generated with plastic scrap that had been previously accumulated at prices significantly lower than current levels.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     The following table sets forth selected information from our statements of operations.

	Nine Months Ended September 30:
	2004	% Change	2003
Net sales	$48,359,413	48.5%	$32,576,037
Cost of goods sold	35,890,957	41.4%	25,386,439
% of net sales	74.2%	-3.7%	77.9%

Gross margin	12,468,456	73.4%	7,189,598
% of net sales	25.8%	3.7%	22.1%
Selling and administrative costs	8,684,107	28.9%	6,739,384
% of net sales	18.0%	-2.7%	20.7%
Research and development	97,207	97.5%	49,230

Subtotal	8,781,314	29.4%	6,788,614

Operating income	3,687,142	819.5%	400,984
% of net sales	7.6%	6.4%	1.2%
Other income (expense)
Insurance proceeds related to lost income	8,720	-99.2%	1,072,312
Net interest expense	(1,594,535)	77.0%	(900,986)

Income before extraordinary item and accrued premium on preferred stock	2,101,327	267.2%	572,310
Accrued premium on preferred stock	(207,000)	—	(207,000)

Income before extraordinary item	1,894,327	418.6%	365,310
% of net sales	3.9%	2.8%	1.1%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	1,037,577	-46.3%	1,931,147

Net income applicable to common stock after exraordinary item	$2,931,904	27.7%	$2,296,457
% of net sales	6.1%	-0.9%	7.0%

Net Sales

     Our net sales for the nine months ended September 30, 2004 and 2003 are summarized as follows:

	Nine months ended September 30:
	2004	% Change	2003
Springdale facility	$36,326,022	38.9%	$26,158,541
Junction facility	12,033,391	87.5%	6,417,496

Total net sales	$48,359,413	48.5%	$32,576,037

     Net sales for the nine months ended September 30, 2004 increased compared to the same period of 2003 due to the rebuilding of the Junction, Texas facility, increases in production efficiency and continued strong demand for our products. Net sales at the Junction facility during the nine months ended September 30, 2003 were much lower than the same period of 2004 due to the major fire in March 2003 that temporarily shut down plant operations. The facility resumed operations with one extrusion line in May 2003, and we re-commenced the second extrusion line on April 29, 2004. We plan to have Junction fully rebuilt by the end of 2004.

Cost of Goods Sold

     Our cost of goods sold, as a percent of sales, decreased for the nine months ended September 30, 2004 compared to the same period of 2003 primarily due to decreases in direct labor and manufacturing overhead. To help offset rising material costs, we added a plastic recycling facility in Alexandria, Louisiana, expanded our plastic processing capacity at the second Northwest Arkansas facility and are seeking new sources of waste plastic materials. We are also working to improve material handling techniques and efficiencies in order to further offset increasing raw material costs and improve margins.

Selling and Administrative Cost

     Selling and administrative cost increased for the nine months ended September 30, 2004 compared to the same period of 2003 as a result of increases in sales, customer service and corporate personnel expenses, along with general increases in corporate costs to manage our growing business. However, as a percentage of net sales, selling and administrative costs decreased.

Extraordinary Item

     The extraordinary gain in the first nine months of 2004 and 2003 was due to the major fire at the Junction facility in March 2003. The Junction facility was, and is, fully insured. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in gains of $1,037,577 and $1,931,147 for the nine months ended September 30, 2004 and 2003, respectively. In addition, we recognized a total gain of approximately $2.96 million in 2003 attributable to such insurance proceeds as the facility and equipment damaged had been nearly fully depreciated. At September 30, 2004, approximately $864,000 was included in accounts receivable for expected insurance reimbursements.

Income

     Earnings before the extraordinary gain increased for the nine month period ended September 30, 2004 as compared to the same period of 2003.

Liquidity and Capital Resources

     At September 30, 2004, we had a working capital deficit of $1.1 million compared to a working capital deficit of $1.9 million at December 31, 2003. Excluding the $1.9 million spent to reconstruct the Junction facility, we spent approximately $3.8 million on capital expansion during the first nine months of 2004. Expenditures were primarily for increasing our plastic processing capacity at our Lowell and Alexandria facilities in order to better control our raw material costs, and for automation related equipment needed to improve the production of our new decking products. At September 30, 2004, the working capital deficit involved total current liabilities of approximately $13.76 million, of which $2.82 million was for accrued payroll expense and other accrued liabilities, $9.22 million was in payables and $1.72 million was a combination of short-term notes payable and the current portion of long-term debt. The working capital deficit reflects management’s decision to pay for its capital expansion using cash generated from operations. Additionally, pursuant to our bond agreement, we are required to maintain a debt service reserve fund in the amount of $2 million, which is classified as a non-current asset in our balance sheet.

     Cash increased $1.1 million to $2.6 million at September 30, 2004 from December 31, 2003. Significant components of that increase were: (i) cash provided by operating activities of $4.7 million, which consisted of the net income for the period of $2.9 million increased by depreciation and amortization of $3.0 million and decreased by other uses of cash of approximately $1.2 million; (ii) cash used in investing activities of $3.5 million; and (iii) cash used in financing activities of approximately $83,000. Payments on notes during the period were $2.5 million, and proceeds from the issuances of notes amounted to $1.35 million. At September 30, 2004, we had bonds and notes payable in the amount of $18.1 million, of which $1.7 million was current notes payable and the current portion of long-term debt.

Uncertainties, Issues and Risks

     There are many factors that could adversely affect our business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand for our products, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, fire, flood or other casualty damage, litigation, new products/product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, significant increases in prices of petrochemical products and availability of raw material (plastic) at a reasonable price, management’s failure to execute effectively, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     On September 16, 2004, we sold an aggregate of 100,000 shares of our Class A common stock to three middle management employees upon the exercise of stock options at an exercise price of $0.813. We believe, due to the nature of the relationship of these persons to us and the isolated nature of the transactions, that each issuance and sale of the shares of Class A common stock underlying such options was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our 2004 annual meeting of stockholders on July 22, 2004. The following matters proposed by the board of directors were voted upon at that meeting.

     Proposal 1: The stockholders approved the proposal to elect to the board of directors each of the nominees listed below.

		Votes
Nominees	Votes For	Withheld
Joe G. Brooks	34,720,305	545,544
Marjorie S. Brooks	34,718,136	547,713
Stephen W. Brooks	34,719,236	546,613
Jerry B. Burkett	34,822,372	443,477
Melinda Davis	34,791,072	474,777
Samuel L. Milbank	34,817,632	448,217
Sal Miwa	34,818,372	447,477
Jim Robason	34,791,072	474,777
Michael M. Tull	34,820,632	445,217

     Proposal 2: The stockholders approved the proposal to ratify the appointment of Tullius Taylor Sartain and Sartain as our independent auditors.

For	Against	Abstain
34,955,340	59,424	251,085

Item 6. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed herewith and incorporated by reference as part of this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ JOE G. BROOKS

Joe G. Brooks,
Chairman, Co-Chief Executive Officer and President

/s/ EDWARD J. LYSEN

Edward J. Lysen,
Chief Financial Officer

Date: November 12, 2004

Index to Exhibits

Exhibit
Number	Description
10.46	Wood-Plastic Composite Decking Agreement between AERT and Weyerhaeuser Company, et al. effective October 12, 2004*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer

32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer

*	Confidential treatment has been requested with respect to certain portions of the exhibit. Omitted portions have been filed with the Securities and Exchange Commission.