Form 10-K
period 2004-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2005-04-14
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-10367

Advanced Environmental Recycling Technologies, Inc.

Delaware	71-0675758
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No).
organization)

914 N Jefferson Street
Post Office Box 1237
Springdale, Arkansas	72765
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(479) 756-7400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: ☑ NO: ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES: ☑ NO: ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES: ☐ NO: ☑

     On June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity beneficially held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity of the registrant was $38,325,194 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding at April 6, 2005:

Class A – 32,766,400
Class B - 1,465,530

i

PART I

Item 1. Business

Summary

     Advanced Environmental Recycling Technologies, Inc. (AERT) develops manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Since inception in 1989, we have sold in excess of $269 million of products into the North American marketplace. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas, Junction, Texas and Alexandria, Louisiana. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser (our primary decking customer), and various building product distributors.

Products

     Using the same basic material, we manufacture the following product lines:

•	Commercial and residential decking planks and accessories such as balusters and handrails (MoistureShield and Weyerhaeuser ChoiceDek), and

•	Exterior door, window, and housing trim components (MoistureShield)

     The wood fiber content of our products gives them many properties similar to all-wood products, but we believe the plastic content makes our products superior to either all-wood or all-plastic alternatives because:

•	The primary replacement chemical treatment for lumber is alkaline copper quaternary (ACQ), and this treated lumber is approximately 20% higher in price than chromated copper arsenic (CCA) treated lumber and also requires additional handling and fastening techniques. Unlike wood, our products do not require preservatives or treatment with toxic chemicals such as CCA or ACQ, nor do they require yearly water sealing or staining. Beginning January 1, 2004, the wood industry no longer sells CCA treated lumber for residential and construction applications.

•	They are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

•	They are engineered for superior moisture-resistance and will not swell or expand like wood.

•	They can be designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste.

•	They are less subject to rotting, cracking, warping, and splintering, insect infestation and water absorption than conventional wood materials.

•	They can be embossed to provide a wood-like or grained surface appearance.

•	When combined with our unique tie coat primer, the life of exterior paint can be greatly enhanced, thus creating a low-maintenance non-wood trim and fascia system designed to enhance and complement fiber cement siding.

•	They can be combined with coloring agents and/or other additives to provide different colors and aesthetics.

     Our composites manufacturing process involves proprietary technologies, certain of which are patented. We also use manufacturing equipment that has been custom-built or modified to our specifications. Our composite building material became a patented product in June 1998 under U.S. Patent No. 5,759,680.

     In 2004, we introduced a line of fade-resistant colored decking products, some of which also have an embossed wood-grain texture. We introduced a new matching handrail system for the colored decking during the third quarter of 2004.

     Based upon our extensive product testing and successful extended field history of over a decade, we offer a limited lifetime replacement warranty on our products against rot and fungal decay, and termite and insect damage.

     AERT is subject to federal, state, and local environmental regulations. Environmental discharges and impacts from our manufacturing facilities including air, solid waste, and wastewater discharges must meet the standards set by environmental regulatory authorities in Texas, Arkansas, and Louisiana. Compliance with environmental laws has not had a material effect on our operating results or financial condition.

     Our operations also are subject to work place safety regulation by the U.S. Occupational Safety and Health Administration, the state of Arkansas, the state of Texas, and the state of Louisiana. We provide safety awareness and training programs for all associates who work in a manufacturing environment.

Marketing and Sales

     General Market Strategy. We have manufactured wood plastic composite products since 1989. Our products are designed for applications where we can add the greatest value and address market needs, i.e. for external applications where wood is prone to rot and/or requires substantial yearly maintenance in the form of staining or water sealing. Though we believe there are many possible applications for our wood/plastic composite technology, we have focused our resources and personnel on the outdoor decking and door and window components as in our view representing the most attractive market opportunity at this time. Within our chosen markets, we are constantly working to develop and improve strong customer relationships.

     Outdoor Decking Systems. Since 1995, we have sold our decking products exclusively to Weyerhaeuser Building Materials. In August 2004, we signed a new contract with Weyerhaeuser that allows AERT to sell decking products to distributors and dealers other than Weyerhaeuser. Under the new Weyerhaeuser contract, Weyerhaeuser will purchase all of our ChoiceDek Premium decking products and sell it exclusively to Lowe’s Home Improvement Warehouse under the Weyerhaeuser ChoiceDek brand. The Weyerhaeuser contract requires us to produce, and Weyerhaeuser to purchase, a minimum number of truckloads of ChoiceDek Premium decking and accessories during 2005. The minimum volume to be produced for each succeeding year will be determined annually. In addition, Weyerhaeuser and independent lumber dealers can special order MoistureShield decking from the Weyerhaeuser distribution network in certain markets. Weyerhaeuser entered into a rolling three year agreement with Lowe’s whereby Lowe’s has the exclusive right to carry the ChoiceDek Premium product line. Lowe’s has agreed to provide dedicated retail shelf space in all of its 1,000 plus stores and to promote ChoiceDek Premium through a national print and advertising campaign. Under the new Weyerhaeuser contract, the term of the agreement was modified from a rolling, “evergreen” 3-year period to a term now expiring December 31, 2006 and renewing on a year-to-year basis thereafter, unless either party provides prescribed four months advance notice of cancellation. We believe the Weyerhaeuser contract strengthens our competitive position in the decking marketplace and gives us the opportunity to develop and sell new products through the same home improvement warehouse channel.

     We promote our decking products through displays and presentations at national, regional, and local home, lawn, and garden shows, and through in-store displays. We have an on-going print advertising program that targets the residential decking market. Lowe’s is also conducting a national print and television advertising campaign for ChoiceDek Premium.

     Weyerhaeuser purchased and resold substantially all of our decking products, which represented about 81% of our 2004 revenues. If Weyerhaeuser were to cancel the Weyerhaeuser contract, we would have to develop an alternative distribution system for decking products, which could be expensive and time consuming. Though Weyerhaeuser has purchased substantially all of our decking production since 1995, there is no assurance that it will continue to do so past the terms of the contract in 2005 (see Note 2 to the financial statements regarding concentration of risk).

     In October 2004, we began production of our new MoistureShield line of decking products, which consists of four new colors and a new wood-like embossed surface pattern. We intend to initially sell MoistureShield decking through a limited number of primary distributors, who will re-sell it to local builders and lumber dealers. We anticipate that in 2005 MoistureShield decking sales will represent 10% to 15% of total company sales. The MoistureShield decking line allows us to diversify our customer base and increase factory utilization and maintain cash flow, especially during the historically slow fourth quarter. It also allows us to diversify the risk inherent in selling such a large portion of our production to one customer, Weyerhaeuser. It is our intent to grow the MoistureShield decking program and diversify our customer base.

     Door and Window Products. We sell our MoistureShield industrial line to door and window manufacturers for use as component parts of their products. For example, we manufacture a windowsill that is built into products like Portrait windows by Stock Building Supply and other regional window manufacturers, and we manufacture door rails built into doors by Therma-Tru Corporation. In marketing, we emphasize the “value-added” potential of the MoistureShield composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics, which saves our customers time and expense. Customers will also avoid the need for chemical treatments to their final product, which are otherwise often necessary to prevent rot and sustain durability. The durability of our MoistureShield composite components allows our customers to extend the lifetime or warranties of their products while reducing or eliminating warranty claims costs.

     Therma-Tru and Stock Building Supply each purchase a large portion of our MoistureShield production. The loss of either customer would negatively impact sales and earnings. We are unable to predict the future size of the markets for MoistureShield; however, we believe that the national door and window, commercial and residential trim, and residential decking material markets are significant and will allow us to diversify our customer base over time as more production capacity becomes available.

     Exterior Trim and Fascia Products. We market an exterior trim and fascia system under the trade name MoistureShield CornerLoc. Three national homebuilders are now using the product. With our previous limitations on production capacity and focus to meet the demand for our decking systems, we have had restricted CornerLoc production to date. We believe this product line has significant growth potential, and we are striving to increase production capacity so that we can begin a full production and marketing program, but the timetable of a full product launch is dependent upon our construction and financing timetable. (See Liquidity and Capital Resources in Item 7)

     Sales and Customer Service. We provide sales support and customer service through our own marketing department, through Weyerhaeuser, and through training programs for our customers and their sales associates. Our in-house sales team is focused on serving commercial decking contractors and supporting the Weyerhaeuser and Lowe’s sales professionals. Information and customer service are provided through the website, www.choicedek.com, and through a national toll-free customer assistance telephone number. We also use independent, outside sales representatives in some markets to promote and serve door, window, and decking customers.

     Cyclical Building Products Industry. Our products are used primarily in home improvement and new home construction. The home improvement and housing construction industries are subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Increased interest rates and economic uncertainty in particular can lead to reduced homebuilding and/or home improvement activity. Reductions in such activity could have an adverse effect on the demand for our products. We have focused a large portion of our business on the remodel and repair market segment which we believe is less sensitive to interest rate fluctuations.

Raw Materials

     Wood Fiber. The wood fiber we use is waste byproduct generated by hardwood furniture, cabinet, and flooring manufacturers. The cost of acquiring the waste wood is primarily the handling and transportation costs involved in getting the product to our facilities. Costs vary with transportation costs in general, which are related to petroleum prices and the supply and demand for over-the-road trucking services. Our cost of sourcing waste wood fiber has increased 15% over the last two years, but remains a small proportion of our total costs. Our gross profit margin is not materially sensitive to changes in the cost of acquiring wood fiber.

      Two suppliers accounted individually for more than 10% and collectively for approximately 82% of our 2004 waste wood fiber purchases. Based on our discussions with other waste wood fiber suppliers, we believe that if the arrangements with one or both of these suppliers were terminated we would be able to obtain adequate supplies of waste wood fiber at an acceptable price from new suppliers. We are currently evaluating the feasibility of establishing an in-house wood fiber reclamation and cleaning system in northwest Arkansas.

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

     The materials we use are highly contaminated with paper and other non-plastic materials, which lessen their value to other plastic recyclers. Our proprietary recycling process does not require the purity, extensive cleaning, additional washing, and melt filtration required for conventional plastics manufacturing, and can be conducted faster and more economically. By using primarily contaminated plastics, we produce a usable, but lower cost, feedstock for our composite extrusion lines. We also purchase additional plastic raw materials from outside sources and sometimes virgin resin producers. These materials are more expensive and more sensitive to price swings related to the petrochemical industry. Our goal is to source and process a minimum of 75% of our plastic raw materials in-house. Currently we are at approximately 55% which still leaves us overly dependent on outside suppliers.

      Two suppliers accounted individually for more than 10% and collectively for approximately 39% of our 2004 polyethylene scrap purchases by weight. We discontinued purchasing from one of those vendors in early 2005. We also are subject to various quality and consistency problems when dealing with third party scrap suppliers, which also increases cost. Thus, we are utilizing more off spec or virgin resin at higher prices as we further work to increase our in-house infrastructure.

      Over the last several years, we believe three factors have caused an increase in the demand for scrap polyethylene and, consequently, the cost to us of acquiring raw materials for our manufacturing process.

•	As world political events conspired to raise the price of petroleum there was a related rise in the price of virgin plastics, which is a petroleum derivative. This in turn increased the demand for scrap plastics since scrap can be substituted for virgin plastics in many manufacturing applications. We thus began competing with scrap plastic consumers that had not previously been in the market.

•	The relative decline in the value of the dollar versus major Asian currencies has made it more economical for Asian manufactures to source scrap plastic in the U.S. for use in their countries. We have thus encountered significant competition for scrap plastics from foreign consumers that had not previously been a factor in the market.

•	As annual sales of wood composite decking products have grown and competition has increased, we and other composite decking manufacturers have become relatively large consumers of scrap plastics, which has created increasing competition and driven up prices.

      Looking forward, we have no way to accurately assess the future of prices in that market. We also believe that the economics of recycling are now such that more private and public entities will find it attractive to undertake removing plastic scrap from the waste stream and make it available to consumers like us. Over time we expect the increased supply from these sources to ease competitive pressures for our raw materials acquisition program provided adequate processing infrastructure is developed to continually purchase and sustain these recycling programs.

      Supply Contracts. We purchase raw materials under both supply contracts and purchase orders. In 2004, we purchased 68% of our polyethylene scrap and 51% of our waste wood, by weight, via purchase orders. Purchase order acquisitions are one-time transactions that involve no long-term obligation. We also have supply contracts, with terms that range from one to three years, which obligate us to purchase materials. The prices under these contracts are renegotiated semi-annually or annually. In the past three years, the amounts we have been obligated to purchase under the supply contracts have been significantly less than the amounts of these materials we have needed for production. We anticipate that we will continue to acquire most of our raw materials under purchase orders.

     Competition for Raw Materials. As the wood/plastic composites industry grows, we sometimes compete for raw materials with other plastic recyclers or plastic resin producers. We believe that our ability to use highly contaminated polyethylene limits the number of competitors because most recycling processes require “cleaner” waste plastic sources. Nonetheless, we expect to continue to encounter new entrants into the composites or plastics reclamation business. These new entrants may have greater financial and other resources than we do, and may include domestic and foreign beverage bottlers, manufacturers, distributors and retailers, forestry product producers, petrochemical and other companies. We increased our capacity for processing waste plastic in 2004, which reduced our dependence on outside suppliers and reduces our overall costs but it is still not to desired levels. There is no assurance that we will be able to control the effect that increasing waste plastic costs has on our profitability. (See Management’s Discussion and Analysis – General and Liquidity and Capital Resources.)

Patented and Proprietary Technology

     Our composite manufacturing process and our development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets that we consider to be proprietary. We have also developed certain methods, processes, and equipment designs for which we have sought additional patent protection. We have taken measures to safeguard our trade secrets by, among other things, entering into confidentiality and nondisclosure agreements, and restricting access to our facilities. We also have installed advanced security systems, including limited access and cameras, at all facilities including on-site security personnel. Should our trade secrets be disclosed notwithstanding these efforts, our business and prospects could be materially and adversely affected.

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

Competition

     Competition for Sales. Our products compete with high-grade western pine, cedar and other premium woods, aluminum, high-performance plastics, and an increasing number of composites and other construction materials. We believe that our products have superior physical characteristics, which make them a better value for the consumer. Manufacturers of some competing products, however, have long-established ties to the building and construction industry and have well-accepted products. Many of our competitors are larger and have research and development budgets, marketing staffs, and financial and other resources which surpass our resources.

     Sales of non-wood decking products to date represent a small portion of the decking market. According to an independent research report the composite market share was 12% in 2003 and continues to grow. Pressure treated pine, cedar, redwood and other traditional woods constitute the vast majority of annual decking sales. We thus view wood decking as our principal competitor. The wood decking industry is highly segmented with many small to medium sized manufacturers. Wood decking is principally a commodity that competes as the low-priced product, whereas the more-expensive non-wood products must compete on features and performance.

     Among manufacturers of alternative decking materials, we view Trex Company, Crane Plastic’s TimberTech, Louisiana-Pacific Corporation’s WeatherBest, CertainTeed Corporation’s Boardwalk and Fiber Composites, LLC’s Fiberon, as our primary competitors.

     The market for door, windowsill, and trim products is highly segmented, with many competitors. We believe that our MoistureShield industrial products have superior characteristics and are competitively priced. We emphasize durability, which means that manufacturers and homebuilders using our products should see reduced warranty callbacks and higher customer satisfaction. Our product competes on durability and the ability of the customer to order a product that is custom manufactured to their specifications.

Employees

     On December 31, 2004, we employed 585 people on a full-time basis, as associates. We had 101 associates at the Texas facility, of which two were executive and/or office personnel and 99 were full-time factory personnel. The Arkansas facilities, including our corporate office, employed 456 associates, of which 59 were executives and/or office personnel and 397 were full-time factory personnel. We had 28 full-time associates at our Louisiana facility. From time-to-time, we hire part-time employees to supplement our factory workforce.

Risk Factors

      Our business is subject to a number of risks, including but not limited to the following:

We have a working capital deficit

      At December 31, 2004, we had a working capital deficit of $3.5 million and at December 31, 2003, we had a working capital deficit of $1.9 million. The working capital deficit is the result of previously incurred losses from operations, our decision to finance capital projects with cash generated from operations, and our need to fund rapid growth in sales. Additionally, pursuant to our bond agreement, we are required to maintain a debt service reserve fund in the amount of approximately $2 million, which is classified as a non-current asset in our balance sheet.

Our limited manufacturing capabilities could restrain our business growth

      The long-term success of our operations will depend upon the manufacture of our composite products on a substantially greater commercial scale and at lower costs than we have engaged in to date or have the current production capacity to engage in. Our primary customers and markets are large, and continued increased sales growth will require significant capital expenditures. Although we believe financing can be obtained to add production equipment further increase efficiencies and build additional manufacturing facilities, there is no assurance that we will secure the necessary financing, attain the necessary operational execution required or that the equipment and facilities will become operational in a timely manner. We currently have one composite manufacturing facility in Junction, Texas, and a second composite manufacturing facility in Springdale, Arkansas, but plan to increase production capacity at both facilities, and plan to build a third composite manufacturing facility adjacent to our current facility in Springdale in 2005.

Declines in construction activity may adversely affect our business

      Our engineered composites have been marketed primarily to companies that manufacture products for use by the construction industry in new home construction and home improvement work. The construction industry is subject to significant fluctuations in activity and to periodic downturns caused by general economic conditions. Increases in long-term interest rates can have a negative effect by slowing housing starts due to increased financing costs. Reductions in construction activity could have an adverse effect on the demand for our composites in the door and window market.

The loss of one or more of our key customers could cause a substantial reduction in our revenues

      We could be materially adversely affected if we were to lose one or more of our large existing customers. We have limited our marketing to major industrial companies with large market shares nationwide in the building material, door, and window construction industries. Our principal marketing and distribution channel for our decking material is Weyerhaeuser, which accounted for 81% and 82% of our sales in 2004 and 2003, respectively. Since inception, a few large door and window construction companies have historically purchased substantially our entire MoistureShield product line. Most of our key door and window customers are not contractually obligated to purchase additional products.

Fire disruptions may adversely affect our business

      Our raw materials and manufacturing processes involve a greater than average risk of fire loss or disruption. We experienced a series of fires in 1996, which severely disrupted our manufacturing operations, although these were determined to be instances of arson. The pattern of fires caused our fire insurance to be cancelled, but we were subsequently able to renew it. There was an accidental fire at our Junction, Texas facility in March 2003, which caused substantial damage and temporarily shut down plant operations. Although we have increased security and increased fire protection equipment at our facilities, another major fire could occur and materially adversely affect our operations.

Covenants in our bond agreements could restrict our ability to borrow, which could impair the improvement and expansion of our operations

      Certain covenants in our bond agreements restrict the types and amounts of additional indebtedness that we may incur, including a requirement that, with certain exceptions, we may only incur additional indebtedness to the extent it would satisfy a debt incurrence coverage ratio of 250% of income before interest, taxes, depreciation and amortization to debt service. Those restrictions could inhibit our ability to improve and expand our current operations. Additionally, our ability to secure adequate working capital to support our day-to-day operations as we grow could be limited by the covenants in our bond agreements.

If we are unable to comply with certain debt covenants, our financial position and operations could be adversely affected

      The bond agreement contains financial covenants, which include a current ratio of not less than 1.00 to 1.00 and a requirement that not more than 10% of accounts payable be in excess of 75 days past the invoice date. We were not in compliance with these two covenants at December 31, 2004, however, these covenants were waived by the bondholder as of December 31, 2004 through, and including, December 31, 2005. There is no assurance that we will be able to comply with these debt covenants in the future, or that the bondholder will waive or modify the covenants in the future. If we are unable to comply with the covenants or obtain a waiver or modification of the covenants in the future, then the bond debt in the amount of $14.4 million could immediately become due and payable, the bondholder could foreclose on the property used to secure the debt, and the bondholder could claim our revenues pledged as part of the bond agreement.

Our common stock could be diluted or otherwise adversely affected by additional issuances of preferred stock

      Additional issuances of preferred stock may provide for rights that adversely affect the Class A common stock or may be convertible into shares of Class A common stock on a basis which would cause dilution. We are authorized to issue up to 5,000,000 shares of preferred stock, 2,900 shares of which have been issued. Our board of directors is empowered to fix the terms of the preferred stock without stockholder approval, which terms may adversely affect the rights of holders of the Class A common stock.

We could be required to pay liquidated damages on preferred stock

      If we default under certain obligations with respect to our outstanding preferred stock, we may be required to pay liquidated damages to the holders of the preferred stock. Our outstanding Series A, B and C convertible preferred stock (total stated value of $2,760,000) has a 10% per annum accreting premium for conversion, redemption and liquidation purposes. Although the preferred stock is not mandatorily redeemable, we could be required to pay as liquidated damages an amount equal to 10% of the stated value of the preferred stock if we default under certain provisions of the preferred stock agreements. The liquidated damages amount is payable at our option in either cash or shares of Class A common stock. The redemption price is generally equal to the greater of (a) the aggregate market value of the Class A common stock into which the preferred stock could be converted and (b) 115% of the sum of (i) the stated value, (ii) the 10% per annum premium, and (iii) any unpaid conversion default payment. Payment of the liquidated damages amount in common stock would result in substantial dilution to existing holders of common stock.

The floating conversion feature of our convertible preferred stock could cause a drop in our stock price

      Conversion of a material amount of our convertible preferred stock into Class A common stock, which would increase the total number of Class A common stock in the marketplace, could cause a drop in our stock price. Our convertible preferred stock is convertible into common stock at the holder’s option at any time at a conversion price equal to the lower of a fixed $1.20 conversion price or the 10-trading day average closing bid price immediately prior to the date of conversion. At December 31, 2004, the applicable conversion price was $1.20. If any shares of preferred stock have not been converted prior to November 10, 2005, then those shares are scheduled to automatically convert on that date, subject to certain conditions.

      Based on these conversion price formulae, whenever the prevailing market price of the common stock is below $1.20, the convertible preferred stock will be convertible into a proportionately greater number of shares of common stock. The number of shares we could be required to issue in payment of the premium on the preferred stock would also increase whenever the market price of the common stock is below $1.20. In that event, the lower the price of our common stock at the time of conversion, the more shares into which the convertible preferred stock will be convertible. There is no minimum conversion price for the preferred stock. These increases in the number of shares issuable upon conversion of the convertible preferred stock and upon payment of the premium on the preferred stock could result in a substantial dilution to other holders of Class A common stock and could cause a decline in the market price of the Class A common stock due to the added number of shares in the market. In addition, substantial sales by the holders of the convertible preferred stock could place further downward pressure on our stock price and permit holders of our convertible preferred stock to convert additional shares at a lower price, which would further add to the number of shares in the market and cause the price to fall further. An additional reduction of the price of Class A common stock shares may occur if shareholders or others begin to sell the Class A common stock short to take advantage of the falling stock price caused by preferred stock holders converting material amounts of their preferred stock.

Future sales of shares could be dilutive and impair our ability to raise capital

      The conversion of a significant number of our outstanding derivative securities into Class A common stock could adversely affect the market price of the stock. There are currently warrants outstanding for 14,890,867 shares of Class A common stock at an average exercise price of $1.05. The exercise or conversion of a material amount of such securities will result in a dilution in interest for our other security holders. Such convertible securities, whether converted into stock or not, could impair our ability to obtain additional capital because of the potential for dilution. Also, the holders of such securities may be expected to exercise their rights at a time when we would in all likelihood be able to obtain needed capital through a new offering of our securities on terms more favorable than those provided by the outstanding securities.

Item 2. Properties

Manufacturing Facilities

We operate the following manufacturing and recycling facilities:

We manufacture our MoistureShield and Weyerhaeuser ChoiceDek brand lines of decking products at our Springdale, Arkansas extrusion plant. That facility also produces door, window, and housing trim components. Springdale had four extrusion lines and a plastic recycling facility throughout 2004. The Springdale plant consists of 103,000 square feet under one roof and is located on 10 acres with a rail siding in the Springdale industrial district. We have added 30,440 square feet of shed storage space since 1999 and installed a dual sprinkler system.

We lease an office, storage building, and parking lot adjacent to the Springdale facility. The lease is for two years, renewable yearly. We also lease an adjacent parking area. The office and storage facility is comprised of 10,000 square feet on 2.36 acres and houses our corporate offices.

Our Junction, Texas facility manufactures primarily MoistureShield and Weyerhaeuser ChoiceDek decking. A fire in March 2003 reduced production capacity for the rest of 2003. Production increased through 2003 and 2004 as fire damage was repaired. Full restoration has been slowed by litigation with one of the insurance carriers responsible for paying for fire damage. (See Item 3. Legal Proceedings.) The Junction plant consists of a 49,000 square foot manufacturing and storage facility on a seven-acre site. We believe that the Junction facility is currently suitable for composite materials manufacturing requirements on a regional basis.

During the first quarter of 2004, we relocated and expanded our paint system and added some finishing and packaging operations to a 50,000 square foot facility near Tontitown, Arkansas. This allowed for additional extrusion production at the Springdale facility.

In late 2003, we began construction on a plastics processing facility in Lowell, Arkansas. Work was completed in the fourth quarter of 2004. The facility is used for plastic recycling, blending, and storage, and includes a railroad loading/unloading spur, truck scale, receiving station, and finished goods storage.

In the fall of 2004, we entered into two leases for two 100,000 square foot warehouses under construction in Lowell, Arkansas that are connected by rail spurs. We occupied these warehouses in the first quarter of 2005. One warehouse will be used for raw material storage, the second for finished goods storage. In addition, we lease ten acres of land for storage and load-out of finished goods designed to load up to five railcars and ten trucks at a time. All this property is adjacent and immediately to the south of the Lowell plastic plant.

We lease plastic recycling equipment and factory space in Alexandria, Louisiana that commenced operations in June 2003. The lease is for five years from June 2003 through June 2008. We have made improvements and installed additional equipment to increase the facility’s throughput. The upgrades provide flexibility to economically process different types of scrap plastic and to provide plastic feedstock of a quality and consistency necessary to efficiently operate our extrusion facilities.

During the first quarter of 2003, we began road and bridge infrastructure work on an 18.8-acre tract that adjoins the existing Springdale, Arkansas facility. In 2004, we continued to build the civil infrastructure. We plan to build a new extrusion factory on the site in 2005. The second stage currently underway involves building a new raw material system that will service both the existing and new plants. Construction of this “Springdale South” facility is being financed primarily from cashflow, so completion is subject to the availability of funds from operations. We may seek to finance the new building and warehouse. We believe we can complete work in 2005, but there is no assurance that we will have adequate funds available to meet our planned schedule. We believe construction of the Springdale South site could allow us to further consolidate some operations in the future and reduce costs versus building a third extrusion facility in another location.

Item 3. Legal Proceedings

Lloyd’s London

     We have been sued by certain underwriters at Lloyd’s, London (“Lloyd’s”) in connection with a pending final settlement of our Junction, Texas fire claim.

     Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas seeking a declaratory judgment that they are not liable to reimburse us for certain costs of rebuilding the AERT Junction, Texas facility. Lloyd’s alleges that we did not rebuild the facility exactly as it had existed prior to the March 2003 fire and that we committed fraud in seeking reimbursement for alleged improvements made to the facility. Lloyd’s also seeks to retroactively cancel its portion of the insurance policy. The filing was unexpected by us because we have cooperated fully with the claims underwriting process and negotiations toward a final settlement of the claim seemed to be progressing prior to the lawsuit.

     We believe the Lloyd’s lawsuit is without merit. We filed a counterclaim on January 24, 2005 denying all of Lloyd’s allegations and seeking immediate and full reimbursement for rebuilding of the Junction plant. We seek to recover actual damages in the amount of at least $1.8 million plus attorney and court fees and punitive damages for acts of bad faith committed by Lloyd’s.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

     AERT’s Class A common stock is traded on the NASDAQ in the SmallCap Market and is listed under the symbol AERTA. In order to remain listed on NASDAQ, we are required to meet certain criteria as maintenance standards established by NASDAQ. One such standard is a minimum bid price of $1.00 per share. At December 31, 2004, our closing stock price per share was $1.27 (and $1.38, as of April 6, 2005). There is no assurance that our stock price will continue to be greater than the minimum required for NASDAQ listing.

     The following table sets forth the ranges of high and low quarterly sales prices (as reported by NASDAQ) of our Class A common stock for the years ended December 31, 2003 and 2004. The quotations represent prices between dealers, do not include retail markup, markdown, or commission, and do not necessarily represent actual transactions.

	Class A Common Stock
	High	Low
Fiscal 2003
First Quarter	1.400	1.140
Second Quarter	1.330	1.017
Third Quarter	1.600	1.303
Fourth Quarter	1.610	1.207
Fiscal 2004
First Quarter	1.400	1.160
Second Quarter	1.220	1.030
Third Quarter	1.540	1.200
Fourth Quarter	1.530	1.210

     As of December 31, 2004, there were approximately 1,600 record holders of Class A common stock and 11 record holders of Class B common stock. We have not previously paid cash dividends on the common stock and there are currently restrictions under various debt obligations and preferred securities that would prevent the payment of such dividends for the foreseeable future.

Recent Sales of Unregistered Securities

     On January 16, 2004, we sold an aggregate of 225,000 shares of our Class A common stock to ten middle manager associates and one of our officers upon the exercise of stock options at an exercise price of $0.469 per share. We believe, due to the nature of the relationship of these persons to us and the isolated nature of the transactions, that each issuance and sale of the shares of Class A common stock underlying such options was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

     On March 31, 2004, Marjorie Brooks, our largest shareholder and one of our current directors, exercised options to purchase 400,000 shares of our Class A common stock at an exercise price of $1.00 per share, and received restricted stock. We believe, due to her position as a director of our company and the isolated nature of the transaction, that the issuance and sale of the shares of Class A common stock underlying such options was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

     On April 7, 2004, Sal Miwa, one of our current directors, exercised options to purchase 25,000 shares of our Class A common stock at an exercise price of $0.72 per share. We believe, due to his position as a director of our company and the isolated nature of the transaction, that the issuance and sale of the shares of Class A common stock underlying such options was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

     On September 16, 2004, we sold an aggregate of 100,000 shares of our Class A common stock to three middle management associates upon the exercise of stock options at an exercise price of $0.813. We believe, due to the nature of the relationship of these persons to us and the isolated nature of the transactions, that each issuance and sale of the shares of Class A common stock underlying such options was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

     In October 2004, four holders of consulting warrants exercised 1,573,333 warrants at an exercise price of $0.375 per share, and received restricted stock. We believe that each issuance and sale of the shares of Class A common stock underlying such warrants was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

Item 6. Selected Financial Data

     The following tables set forth selected historical data for the years ended December 31, 2000 through 2004, derived from our audited financial statements for each such year and should be read in conjunction with such financial statements and the footnotes attached thereto as well as the discussion contained herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statements of Operations Data:
Net sales	$63,637,285	$43,520,563	$41,415,466	$33,422,959	$27,707,491

Income (loss) before extraordinary gain and accrued premium on preferred stock	1,369,983	(665,921)	1,193,333	602,864	(1,916,521)
Accrued premium on preferred stock	(276,000)	(276,000)	(278,083)	(290,000)	(290,000)

Income (loss) before extraordinary gain	1,093,983	(941,921)	915,250	312,864	(2,206,521)
Extraordinary gain	173,536	2,962,041	—	—	—

Net income (loss) applicable to common stock	$1,267,519	$2,020,120	$915,250	$312,864	$(2,206,521)

Net income (loss) per common share before extraordinary gain (1) (Basic)	$.03	$(.03)	$.03	$.01	$(.08)

Net income (loss) per common share before extraordinary gain (1) (Diluted)	$.03	$(.03)	$.02	$.01	$(.08)

Extraordinary gain per common share (Basic)	$.01	$.10	—	—	—

Extraordinary gain per common share (Diluted)	$.00	$.10	—	—	—

Net income (loss) per common share after extraordinary gain (Basic)	$.04	$.07	$.03	$.01	$(.08)

Net income (loss) per common share after extraordinary gain (Diluted)	$.03	$.07	$.02	$.01	$(.08)

Weighted average number of shares outstanding (Basic)	31,815,067	30,017,661	29,516,768	27,565,825	26,059,013
Weighted average number of shares outstanding (Diluted)	41,070,289	30,017,661	42,665,451	37,176,751	26,059,013

Balance Sheet Data:
Working capital deficit	$3,470,971	$1,915,695	$6,557,943	$4,535,600	$6,804,992
Total assets	43,340,793	36,406,601	39,335,948	36,393,071	35,258,304
Long-term debt less current maturities	15,571,068	16,659,241	4,068,210	4,303,202	4,486,156
Total liabilities	31,610,279	27,458,156	33,574,481	32,194,317	32,548,921
Stockholders’ equity	11,730,514	8,948,445	5,761,467	4,198,754	2,709,383

(1)	The net income (loss) per share of common stock is based on the combined weighted average number of shares of Class A and Class B common stock outstanding during the period. See Note 2 to the financial statements for reconciliation of basic and diluted weighted average number of shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     As a growing business in an expanding market, we faced many challenges in 2004, including:

•	We were overly dependent on outside plastic recycling companies and virgin resin producers and in some cases the resultant product quality. As some of our suppliers faced their own challenges in the face of rapidly rising plastic scrap prices, AERT was increasingly left short of adequate input and quality materials for our composite board extrusion lines to keep up with continued customer requirements and substantial sales growth. This forced us to purchase alternative feedstock, such as virgin polyethylene, to keep our factories running and meet our obligations to our customers. The higher priced input materials pushed up our cost of goods sold and depressed our gross margin.

•	Attempting to use lower cost and lower quality feedstock in some cases caused a substantial decrease in efficiencies and higher overall costs.

•	We were overly dependent on one customer. Since 1995, we have sold our decking products exclusively to Weyerhaeuser, who resold it through their distribution system. Over time, Weyerhaeuser’s business strategy has shifted and we believed that their distribution system was not allowing us to grow and adequately compete in all market segments. In particular, their reluctance to take and hold inventory during the fourth quarter for sale to independent lumber dealers over the last several years has limited our growth and restricted our working capital.

•	As a rapidly growing company, we require increasing amounts of working capital. We suffered from a lack of adequate working capital during 2004, the effect of which was to hold back our capital expansion and efficiency programs. A major contributor to this inadequacy was the failure to receive the full amount of our fire insurance claim in 2004. (See Item 3. Legal Proceedings)

•	Our aggressive growth objectives have strained our human capital resources and we are working to hire, train, and staff additional supervisory and management personnel; and,

•	We believe that an excessive “overhang” of common stock warrants limits institutional participation in the market for our stock in the near term, which depress our stock price and limits access to additional equity capital (see Note 5: Stockholder’ Equity).

     Looking to 2005 and beyond, we are focused on alleviating these structural impediments to our growth and profitability. For example:

•	We are investing heavily in adding in-house plastic recycling capacity;

•	We are further automating our manufacturing facilities;

•	We continue to focus on increasing gross margins through price increases and increased efficiencies;

•	We have renegotiated the distribution arrangements with Weyerhaeuser to allow us to sell decking products to other customers, though Weyerhaeuser retains an exclusive right to purchase ChoiceDek products for re-sale to Lowe’s Home Improvement stores. Over 80% of Weyerhaeuser’s 2004 purchases from us for re-sale to Lowe’s. For 2005, we have introduced our MoistureShield line of decking and will have more focus on its production and sale in this and coming years;

•	We are in discussions with additional sources of working capital. We expect to finalize at least one new working capital arrangement in 2005;

•	We are aggressively recruiting new AERT associates for senior and middle management levels. Some highly qualified new people have already joined the AERT team in 2005.

•	Many of the outstanding stock warrants will expire in 2005 and 2006, with the balance expiring in 2007. (See Note 5. to the accompanying financial statements.)

•	In 2004, we invested $7.4 million in manufacturing infrastructure (plant and equipment) and plan to spend $8 million in 2005. Most of the capital expansion was, and will be, funded through cashflow. (See Liquidity and Capital Resources.)

•	We continue to build brand recognition and our reputation with the quality of our products.

Results of Operations

Three Year Comparison

	2004	% Change	2003	% Change	2002
Net sales	$63,637,285	46.2%	$43,520,563	5.1%	$41,415,466
Cost of goods sold	48,963,166	42.5%	34,361,984	15.3%	29,800,939
% of net sales	76.9%	-2.1%	79.0%	7.0%	72.0%

Gross margin	14,674,119	60.2%	9,158,579	-21.1%	11,614,527
% of net sales	23.1%	2.1%	21.0%	-7.0%	28.0%
Selling and administrative costs	11,099,911	23.3%	9,001,261	15.0%	7,823,826
% of net sales	17.4%	-3.3%	20.7%	1.8%	18.9%
Legal settlement	—	—	—	-100.0%	1,100,000
Research and development	97,207	24.8%	77,900	-64.6%	220,354

Subtotal	11,197,118	23.3%	9,079,161	-0.7%	9,144,180
% of net sales	17.6%	-3.3%	20.9%	-1.2%	22.1%

Operating income	3,477,001	4278.1%	79,418	-96.8%	2,470,347
% of net sales	5.5%	5.3%	0.2%	-5.8%	6.0%
Other income (expense)
Insurance proceeds related to lost income	8,720	-99.2%	1,125,372	—	—
Gain (loss) on disposition of equipment	—	—	—	-100.0%	(134,413)
Net interest expense	(2,115,738)	13.1%	(1,870,711)	63.7%	(1,142,601)

Income (loss) before extraordinary item and accrued premium on preferred stock	1,369,983	—	(665,921)	-155.8%	1,193,333
% of net sales	2.2%	3.7%	-1.5%	-4.4%	2.9%
Accrued premium on preferred stock	(276,000)	—	(276,000)	-0.7%	(278,083)

Income (loss) before extraordinary item	1,093,983	—	(941,921)	—	915,250
% of net sales	1.7%	3.9%	-2.2%	-4.4%	2.2%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	173,536	-94.1%	2,962,041	—	—

Net income applicable to common stock	$1,267,519	-37.3%	$2,020,120	120.7%	$915,250
% of net sales	2.0%	-2.6%	4.6%	2.4%	2.2%

Net Sales

	2004	% Change	2003	% Change	2002
Springdale facility	$47,902,106	40.1%	$34,203,234	27.1%	$26,901,808
Junction facility	$15,735,179	68.9%	$9,317,329	-35.8%	$14,513,658

Total net sales	$63,637,285	46.2%	$43,520,563	5.1%	$41,415,466

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Net sales for the year ended December 31, 2004 grew 46.2% compared to 2003 due to:

•	A product mix that included a higher percentage of value added products, including the new ChoiceDek Premium Embossed, which accounts for 15% of the increase;

•	Restoration of the Junction plant to its pre-fire capacity, which accounts for 23% of the increase; and

•	Increased productivity, which resulted from various capital projects that increased output and reduced manufacturing waste. Productivity gains account for the remaining 62% of the increase.

     In 2004, demand for our products exceeded our manufacturing capacity.

Cost of Goods Sold

     Our cost of goods sold, increased 42.5% in 2004 versus 2003. Cost of goods sold is directly related to sales, which increased 46.2%. Cost of goods sold as a percent of sales thus decreased from 79% of sales to 76.9% of sales, which raised our gross margin from 21% to 23.1%.

      All three accounting components of cost of goods sold — cost of materials, direct labor, and manufacturing overhead — decreased as a percent of sales. Direct labor costs decreased as a result of automation projects and from more emphasis on training and productivity improvement programs. Manufacturing overhead decreased as we increased output at a faster rate than we increased overhead spending. We believe further gains in both direct labor and manufacturing are possible as we expand output.

      The cost of materials in 2004 was lower, as a percent of sales, than in 2003 because we expanded our plastic processing capacity at the Lowell, Arkansas and Alexandria, Louisiana facilities and are continually seeking new sources of lower cost waste plastic materials. Also during 2004, we used a substantial amount of plastic inventory that was acquired in earlier periods at less than 2004 market prices. This helped to offset rising material costs through the year by lessening our dependence on outside suppliers. We are working to further increase our in-house plastic processing capacity, which has gone from 25% in 2003 to 55% in the first quarter 2005. Our goal is to reach 75% in-house capacity. We also focused on better material handling techniques and efficiencies in order to further reduce manufacturing waste and handling costs.

      Increasing our in-house plastic processing facilities is intended to lower our variable cost of purchasing recycled plastic scrap, but also increases our manufacturing overhead and additional processing costs. With increased fixed overhead for recycling and processing infrastructure, sufficient volumes, and throughputs are required to lower overall costs. Lower-cost poor-quality plastic scrap can thus cause decreased throughputs and significant increases in overall cost. This effect contributed somewhat to higher overall manufacturing costs and lower gross margin in the fourth quarter of 2004.

     Overall, we were successful in reducing cost of goods sold as a percent of sales by improved focus and investing in new facilities; i.e. productivity gains offset rising material costs, which helped us to achieve an increase in operating income of $3.4 million versus 2003. Over the next two years — 2005 and 2006 — we expect further increases in our cost of raw materials as a percent of sales before the market reaches equilibrium and prices stabilize. There is no assurance that our assessment of future market conditions is correct, however, and sustained increases in the cost of acquiring raw materials would have a negative impact on our profitability and ability to increase shareholder value.

Selling and Administrative Expenses

     Selling and administrative cost increased in 2004 compared to 2003 as a result of increases in sales, customer service, and corporate personnel expenses, along with general increases in corporate costs to manage our growing business. However, as a percentage of net sales, selling and administrative costs decreased. Some of the major components of selling, general, and administrative costs are salaries, commissions, advertising and promotion, travel and entertainment and professional fees. Overall, as a percent of sales the preceding cost categories were lower in 2004 (17.6%) when compared to 2003 (20.9%)

Net Income

     Net income before extraordinary item was $1.09 million compared to a net loss before extraordinary item of $941,921 for the prior year an improvement of $2.03 million. Compared to 2003, net income before extraordinary item increased due to increased sales, lower manufacturing costs as a percentage of sales, and lower selling and administrative costs as a percentage of sales.

     Net income after extraordinary item was $1.26 million compared to $2.02 million for the prior year, a decrease of $760,000 or 38%. Insurance proceeds received to reimburse costs of reconstructing the Junction facility following a March 2003 fire resulted in a $173,536 extraordinary gain for 2004 compared to an extraordinary gain of $2.96 million in 2003. See Extraordinary Item below.

Extraordinary Item

     There was a major fire at the Junction, Texas facility in 2003. The Junction facility was fully insured. Damage caused by the fire required us to write down gross assets by approximately $4.91 million. We simultaneously adjusted accumulated depreciation on those assets by $3.96 million, resulting in a net book value decrease in assets of about $950,000. At December 31, 2004, we had invested approximately $6.4 million in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $173,536 for the year ended December 31, 2004. Through December 31, 2004, the total extraordinary gain recorded as a result of the fire was $3,135,577. Total insurance proceeds received through December 31, 2004 in connection with the fire was $6 million. In addition, we had initially booked an additional receivable of approximately $864,000 and related income in the first quarter of 2004 for additional amounts we expect to collect from the insurers related to such matter. However, such claims are now being contested by the insurer and, although we intend to vigorously pursue the collection of such claims, we have, in accordance with generally accepted accounting principles, reversed any receivable or income for the 2004 fiscal year attributable to such disputed claims unless and until such claims are collected. (See Item 3. Legal Proceedings)

Contingencies

     We are in dispute with Zanett Lombardier, Ltd. over $187,856 in penalty interest on a $350,000 bridge loan that we repaid in 2003. Repayment included nominal interest from the date of the loan at 12% per annum, but we dispute the additional penalty interest that Zanett Lombardier is seeking, which Zanett Lombardier asserts should be accruing at 24% per annum. Nonetheless, we have accrued a liability for this entire amount. See Note 4 to the financial statements.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

     Increased national demand for our ChoiceDek Premium products and investment in plant automation and efficiency projects caused net sales at the Springdale facility to increase 27.1% in 2003. Net sales from the Junction facility decreased 35.8% versus 2002 due to the March 2003 fire that temporarily shut down plant operations. The initial restoration project completed in May 2003, included the rebuilding of one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. The second extrusion line began operations in April 2004.

Cost of Goods Sold

     Our cost of goods sold increased significantly versus 2002 to 79% of sales from 72% of sales, which decreased our gross margin by seven percentage points. 70% of the increase was due to the rising cost of acquiring recyclable plastics. A sharp increase in petroleum prices early in the year drove up virgin resin prices, which caused industrial consumers to turn to recycled plastics, which then forced up the price that we had to pay for the plastic scrap that we use in our manufacturing process. Higher manufacturing overhead caused the other 30% of the decrease in gross margin. Most of the relative cost increase is a result of reduced sales over which to allocate fixed operating expenses, which drives up the cost of manufacturing each unit. Direct labor, as percent of sales, was constant from 2002 to 2003.

     To help offset rising material costs, we expanded the plastic recovery process capacity at our Lowell, Arkansas facility and are testing new sources of scrap polyethylene that could reduce our materials cost.

Selling and Administrative Expenses

     The increase in selling and administrative costs as a percentage of sales in 2003 was the result of the decrease in revenue at the Junction facility and the additional sales staff and increased marketing and brand building expenses related to decking sales. These items resulted in higher unit costs and lower absorption of overhead expenses.

Income

     Income before the extraordinary gain decreased from 2002 to 2003 primarily because we had to pay more for raw materials and Junction sales decreased significantly due to the fire. Additionally, net interest expense increased approximately $728,000 in 2003 over 2002, due primarily to the completion of the bond financing in the fourth quarter of 2003, which resulted in higher interest costs and the write-off of $299,855 in debt issuance costs related to the Arkansas State Bank loan.

Extraordinary Item

     There was a major fire at the Junction, Texas facility in 2003. The Junction facility was fully insured. Damage caused by the fire required us to write down gross assets by approximately $4.91 million. We simultaneously adjusted accumulated depreciation on those assets by $3.96 million, resulting in a net book value decrease in assets of about $950,000. At December 31, 2003, we had invested approximately $3.9 million in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $2,962,041 through December 31, 2003. Additionally, we received $1,366,682 in business interruption insurance during 2003, including $1,125,372 to replace lost income and $241,310 to cover fixed expenses. At December 31, 2003, approximately $484,000 was included in accounts receivable for expected insurance reimbursements, as these proceeds had been received subsequent to year end.

Liquidity and Capital Resources

     At December 31, 2004, we had a working capital deficit of $3.5 million compared to a working capital deficit of $1.9 million at December 31, 2003. Excluding the $2.5 million spent to reconstruct the Junction facility, we spent approximately $4.9 million on capital expansion during 2004. Expenditures were primarily for increasing our plastic processing capacity at our Lowell and Alexandria facilities in order to better control our raw material costs, and for automation equipment in our extrusion plants. At December 31, 2004, the working capital deficit included total current liabilities of approximately $15.8 million, of which $2.9 million was for accrued payroll expense and other accrued liabilities, $10.8 million was in payables and $2.1 million was a combination of short-term notes payable and the current portion of long-term debt. The working capital deficit reflects management’s decision to pay for its capital expansion using cash generated from operations. Additionally, pursuant to our bond agreement, we are required to maintain a debt service reserve fund in the amount of approximately $2 million, which is classified as a non-current asset in our balance sheet.

     Cash increased $249,000 to $1.76 million at December 31, 2004 from December 31, 2003. Significant components of that increase were: (i) cash provided by operating activities of $5.7 million, which consisted of the net income for the period of $1.3 million increased by depreciation and amortization of $4.1 million and decreased by other uses of cash of approximately $300,000; (ii) cash used in investing activities of $5.2 million; and (iii) cash used in financing activities of approximately $200,000. Payments on notes during the period were $3.8 million, and proceeds from the issuances of notes amounted to $2.1 million. At December 31, 2004, we had bonds and notes payable in the amount of $17.6 million, of which $2.1 million was current notes payable and the current portion of long-term debt.

     On October 9, 2003, we finalized a long-term financing package with the City of Springdale, Arkansas and Allstate Insurance Company that resulted in the release to us of most of the funds previously held in the restricted bond escrow fund. The package consisted of $14.4 million tax-exempt industrial development bonds and a $2.6 million loan that is subordinated to the bonds.

     Net proceeds from the financing were used to repay short-term loans, pay down accounts payable incurred to develop qualified solid waste disposal facilities, purchase the Springdale, Arkansas extrusion facility, purchase the Lowell, Arkansas plastic facility, pay issuance fees, and provide limited capital for further expansion. The obligations are secured by substantially all of our real estate assets and personal property, although provision is made for us to incur additional working capital lines of credit (subject to compliance with financial covenants) that would be secured by accounts receivable and inventory on a basis senior to obligations. Marjorie S. Brooks, our largest shareholder, personally guaranteed repayment of up to $4 million of the tax-exempt bonds.

     Through December 31, 2004, we had received $6.0 million in insurance proceeds related to the March 2003 Junction plant fire, including amounts for lost income reimbursement, and had invested approximately $6.4 million in reconstructing the Junction facility. We recorded $11,213 in business interruption insurance during 2004, including $8,720 to replace lost income and $2,493 to cover fixed expenses. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $173,536 for the year ended December 31, 2004. We believe the insurance claim of $1.8 million for the replacement of the building and contents will be settled by the end of 2005. (See Item 3. Legal Proceedings) Since the

Junction facility has reached the production level at which it operated prior to the fire, we will no longer receive business interruption insurance proceeds for lost income reimbursement.

     We are currently adding plastic recycling equipment in Lowell, which is designed to increase our internal capability of processing scrap plastic. In addition, we have completed the site work for the addition of a production facility on the property adjacent to our Springdale plant, and construction on a second raw material system to service both plants has commenced and is intended to become operational starting in phases during the second quarter of 2005. The building program will provide the capacity necessary to achieve higher sales levels and sustain our growth.

     Our expansion plans currently are prioritized around increasing plastic recycling capacity and lowering raw material costs, in conjunction with further automating our production processes to improve efficiencies and increase margins. New capital projects are funded primarily from cash flow, and there is no assurance as to when additional funds will be available or as to when the projects will be completed. Our capital improvement budget for 2005 is currently estimated at $8 million, of which we believe we can finance $2 million through long-term debt and operating leases; the balance of required funds must come from cash flow. There is no assurance that we will generate sufficient cash flow to meet our objectives. If we are unable to complete our 2005 capital expansion program as planned, it will affect our ability to grow sales and profit margins in 2005 and future years.

     Under the 2003 bond agreement, AERT covenants that it will maintain certain financial ratios. If we fail to comply with the covenants, or to secure a waiver there from, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy.

     We were not in compliance with two covenants as of December 31, 2004. The bond trustee has waived these covenants as of December 31, 2004 through, and including, December 31, 2005. We expect to be in compliance with all bond covenants by December 31, 2005.

Bonds payable and Allstate Notes Payable Debt
Covenants	December 31, 2004	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	2.46	Yes
Current ratio of not less than 1.00 to 1.00 (as adjusted1)	0.91	No-Waived
Debt to equity ratio of not more than 3.00 to 1.00	1.50	Yes
Not more than 10% of accounts payable in excess of 75 days past invoice date	15.3%	No-Waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	4.0%	Yes

(1) The current ratio calculation was modified to include the debt service reserve fund of $2,057,792 in current assets.

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

Accounts Receivable

     Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Delinquency fees are not assessed. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice. Accounts receivable are carried at the original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed sixty days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received. Due to the nature of our business and our association with large national corporations, our collection of receivables has stayed at a constant level with very little uncollectible accounts.

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

     We account for the impairment or disposal of long-lived assets in accordance with the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets(SFAS 144). SFAS 144 requires an assessment of the recoverability of our investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

Stock-Based Compensation

     We have to date accounted for our stock option plans and other stock-based compensation under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which allows us to use the “intrinsic value” method of accounting set forth in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (see Note 2 to the financial statements). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Revenue recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement; delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time of shipment. Sales are recorded net of discounts, rebates, and returns.

     Estimates of expected sales discounts are calculated by applying the appropriate sales discount rate to all unpaid invoices that are eligible for the discount. The Company’s sales prices are determinable given that the Company’s sales discount rates are fixed and given the predictability with which customers take sales discounts.

Contractual Obligations

     The following table represents our contractual obligations outstanding as of December 31, 2004:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt	$30,387,908	$2,617,340	$4,549,947	$4,440,621	$18,780,000
Operating leases	2,618,088	797,146	1,221,876	599,066	—

Total	$33,005,996	$3,414,486	$5,771,823	$5,039,687	$18,780,000

      Our waste wood and scrap polyethylene supply contracts have varying terms and pricing structures. The contracts generally obligate us to take whatever waste the supplier generates as long as the waste meets our standards. Pricing for these contracts can be renegotiated every six or twelve months, however, so determining our precise future liability is not possible.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We have no material exposures relating to our long-term debt because all of our long-term debt bears interest at fixed rates. See Note 4 to the financial statements for a discussion of outstanding debt. We depend on the market for favorable long-term mortgage rates to help generate sales of our product for use in the residential construction industry. Should mortgage rates increase substantially, our business could be impacted by a reduction in the residential construction industry. Important raw materials that we purchase are recycled plastic and wood fiber, which are subject to price fluctuations. We attempt to limit the impact of price increases on these materials by negotiating with each supplier on a term basis.

Forward-looking Information

     An investment in our securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice. In addition, this Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as “believes,” “anticipates,” “expects”, “estimates,” “should,” “may,” “will” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Prospective purchasers of our securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

     The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management’s current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting us, our suppliers’ or their customers’ plants, machinery, or equipment; competition from products and services offered by other enterprises; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control; execution of planned capital projects; weather conditions affecting our operations or the areas in which our products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8. Financial Statements and Supplementary Data

Summary Quarterly Financial Data

	2003				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter(1)	Quarter	Quarter	Quarter(1)
Net sales	$11,109,782	$10,086,456	$11,379,799	$10,944,526	$13,221,121	$16,162,575	$18,975,717	$15,277,872
Gross margin	2,480,400	2,352,704	2,356,494	1,968,981	2,588,210	4,184,501	5,695,745	2,205,663
Income (loss) before extraordinary item	108,233	514,036	(256,959)	(1,307,231)	(463,313)	857,142	1,500,498	(800,344)
Net income (loss) after extraordinary item	108,233	2,392,257	(204,033)	(276,337)	574,264	857,142	1,500,498	(1,664,385)
Income (loss) per share before extraordinary item (Basic)	$(0.01)	$0.02	$(0.01)	$(0.04)	$0.00	$0.03	$0.05	$(0.03)
Income (loss) per share before extraordinary item (Diluted)	$(0.01)	$0.01	$(0.01)	$(0.04)	$0.00	$0.02	$0.04	$(0.03)
Income (loss) per share after extraordinary item (Basic)	$0.02	$0.08	$(0.01)	$(0.01)	$0.00	$0.03	$0.05	$(0.05)
Income (loss) per share after extraordinary item (Diluted)	$0.02	$0.06	$(0.01)	$(0.01)	$0.00	$0.02	$0.04	$(0.05)

(1)	In the first quarter of 2004, we booked an insurance receivable of $864,000 and recognized related additional income of such amount related to additional insurance claims we expect to collect with respect to a 2003 fire at our Junction, Texas facility. Pursuant to litigation filed by the insurer in January 2005, such claims are now being contested. As a result, we have reversed the receivable and related income for these additional claims by means of an $864,000 adjustment taken in the fourth quarter of 2004.

     The financial statements portion of this item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Edward J. Lysen, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of December 31, 2004 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this annual report on Form 10-K. Based upon their review, these executive officers have concluded that, as of December 31, 2004, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. During the fourth quarter of the fiscal year ended December 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting. Similarly, there were no such changes in our internal controls over financial reporting that materially affected or that are reasonably likely to materially affect our controls over financial reporting for the fiscal quarters ended December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are as follows:

Name	Age	Position
Joe G. Brooks	49	Chairman of the board of directors, co-chief executive officer and president
Sal Miwa	48	Vice-chairman of the board of directors
Stephen W. Brooks	48	Co-chief executive officer and director
J. Douglas Brooks	45	Senior vice-president – raw materials
Jim Precht	59	Senior vice-president – sales and marketing
Marjorie S. Brooks	69	Secretary, treasurer and director
Edward J. Lysen	67	Senior vice president and chief financial officer
Alford Drinkwater	53	Senior vice president – plastic operations
Jerry B. Burkett	48	Director
Michael M. Tull	50	Director
Samuel L. “Tony” Milbank	64	Director
Melinda Davis	62	Director
Jim Robason	67	Director

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

     In December 1998, the Company’s board of directors elected Sal Miwa as its vice-chairman. Mr. Miwa also served as chairman of the board between December 1995 and December 1998. He has been an outside director of the Company since January 1994. From July 2004 to present, Mr. Miwa has been CEO and director of Greenstone Inc., a chemical technology company located in New York City primarily serving the building and construction industry. From April 2000 to June 2004, he was COO and director of RealRead Inc., an online document service company. For more than 20 years Mr. Miwa has been engaged in various international businesses and serves on boards of several closely held family businesses around the world. He received his master’s degree in Aerospace Engineering from the Massachusetts Institute of Technology.

     The Company’s board of directors elected Stephen W. Brooks as co-chief executive officer in December 1998. Mr. Brooks has served as its chief executive officer and has been a director since January 1996. Mr. Brooks has served as CEO and chairman of the board of Razorback Farms, Inc. from January 1996 to the present. Razorback Farms is a Springdale, Arkansas based firm that specializes in vegetables processing. Mr. Brooks also serves on the board of the Ozark Food Processors Association.

     J. Douglas Brooks has served as executive vice-president, has been in charge of raw material sourcing and strategic relationships since 1998, and has been a senior vice president since September 2003. Mr. Brooks was vice-president of plastics from 1995 through 1998, was previously project manager for AERT’s polyethylene recycling program with The Dow Chemical Company, and is a joint inventor on several of AERT’s process patents for recycling polyethylene film for composites.

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

     Alford Drinkwater has served as senior vice president of logistics, laboratories, and plastic operations since September 2003. Prior to joining the Company in May 2000, Mr. Drinkwater had been the Assistant Director for the Established Industries Division of the Arkansas Department of Economic Development and was on the Advocacy Team from November 1988 until January 2000. From September 1986 until July 1988, he owned and operated Town and Country Waste Services, Inc. a waste services company engaging in the development of waste recycling, energy recovery, and disposal systems. From April 1981 until January 1987, Mr. Drinkwater was the Resource Recovery Manager for Metropolitan Trust Company, and was primarily involved in waste-to-energy systems development. From July 1974 until April 1981, Mr. Drinkwater worked for the State of Arkansas as Assistant to the Chief of the Solid Waste Control Division of the Arkansas Department of Pollution Control & Ecology and as the Manager of the Biomass and Resource Recovery Program of the Arkansas Department of Energy.

     Jerry B. Burkett has served on the board of directors of the Company since May 1993. Mr. Burkett has been a rice and grain farmer since 1979 and has been a principal in other closely held businesses. He is the past president of the Arkansas County Farm Bureau. In April 2002, Mr. Burkett was elected to serve as a director of the Ag Heritage Farm Credit Services board.

     Michael M. Tull has served on the board of directors of the Company since December 1998. Mr. Tull has served since 1990 as the president and majority owner of Tull Sales Corporation, a manufacturer’s representative company, which professionally represents eight manufacturing companies and is responsible for the sales and marketing of those companies’ window and door related components in the southeastern United States. Mr. Tull serves on boards of several closely held family businesses and is the chairman and a board of director member of the National Wild Turkey Federation, which is one of the largest North American conservation organizations.

     Samuel L. “Tony” Milbank has served on the board of directors since July 2000. Mr. Milbank is a co-founder and owner of Milbank Roy Zanett and Company, an investment bank focused on M&A advisory as well as funding of middle market companies founded on February 1, 2005. Prior to that, from April 1997 to February 2005, Mr. Milbank was a managing director of Zanett Securities Corporation, a company also focusing on investment banking services to the middle market. From February 1992 to January 1996, Mr. Milbank was a senior vice-president and sales manager with Lehman Brothers, Inc. in New York, where he managed a team that provided interest rate and currency risk management for central banks and other official institutions. From March 1973 to February 1992, Mr. Milbank worked with Salomon Brothers, Inc. as a director and manager of the international department. Since 1990, Mr. Milbank has served as chairman of Milbank Memorial Fund, a private operating foundation (established in 1905), concerned with environmental and public health issues. He has a BS from Columbia University and a MBA in Finance from The Amos Tuck School of Business Administration at Dartmouth College.

     Melinda Davis has served on the board of directors since July 2001. From December 2000 to the present, Ms. Davis has provided professional consulting services in the areas of financial management and cost accounting for manufacturing operations. Ms. Davis retired as senior vice-president and treasurer from Allen Canning Co. in December 2000, after serving for 39 years in various accounting and financial management positions.

     Jim Robason has served on the board of directors since July 2003. Mr. Robason joined Allen Canning Co. in 1967. Mr. Robason served as senior vice-president-operations of Allen Canning Co. from 1974 until his retirement in 2002. As senior vice-president of operations with Allen Canning Co., he was responsible for the operation of twelve plants with plant managers and raw product procurement managers, as well as special projects engineering, reporting to him. He has a vast amount of knowledge in all phases of manufacturing including infrastructure, building, equipment and engineering; with a focus on the full production arena from product procurement through the production process. Mr. Robason is a graduate of West Texas State University. He has served on the executive committee and the Allen Canning profit sharing/retirement plan committee in addition to his operations responsibilities.

     Joe G. Brooks, Stephen W. Brooks, and J. Douglas Brooks are brothers and sons of Marjorie S. Brooks. There are no other familial relationships between the current directors and executive officers.

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

     The board of directors has determined that Melinda Davis qualifies as an audit committee financial expert; as such term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002. In addition, Melinda Davis, and the other members of the audit committee are independent, as that term is defined under the listing standards of the National Association of Securities Dealers.

     The compensation and stock option committee consists of Samuel L. “Tony” Milbank (chairman), Sal Miwa, and Jim Robason. The compensation and stock option committee establishes and administers the Company’s compensation and stock option plans on behalf of the board of directors and approves stock options granted thereunder.

     The nominating committee consists of Jerry B. Burkett (chairman), Linda Davis, and Jim Robason. The nominating committee evaluates the efforts of AERT and its board of directors to maintain effective corporate governance practices. The committee identifies candidates for election to the board of directors.

Code of Ethics

     We adopted a Code of Business Conduct and Ethics applicable to all our directors and associates, including our chief executive officers, chief financial officer and principal accounting officer or controller, which is a “code of ethics” as defined by applicable rules of the SEC. This code has been filed with the SEC as an exhibit to our Form 10-K for the fiscal year ended December 31, 2003, and is publicly available on our website at www.aertinc.com. A copy may also be obtained upon request to our secretary, Marjorie S. Brooks at our mailing address on the cover of this Form 10-K. If we make any amendments to this code other than technical, administrative or other non-substantive amendments or grant any waivers, including implicit waivers, from a provision of this code that applies to our chief executive officers, chief financial officer or principal accounting officer or controller and relates to an element of the SEC’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires AERT’s executive officers and directors, and persons who own more than ten-percent of a registered class of the Company’s securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all forms filed pursuant to Section 16(a). Based on a review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 4 or Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements were met.

Item 11. Executive Compensation

Director Compensation

     Non-employee directors are entitled to receive cash compensation for serving on the Company’s board of directors, as follows: board meeting fee –$1,000 per diem, $500 for 1/2 day, committee meeting fee — $500 and teleconference fee — $250. Directors are reimbursed for out-of-pocket expenses in connection with their attendance at meetings. In addition the Company may from time to time request that directors perform special services for the Company or engage in special studies for the Company in their capacity as a director, such as meeting with third parties with whom the Company does or proposes to do business and in such event, the Company pays such members a per diem rate of $1,000.

     Directors are paid long-term compensation in the form of stock option grants under the Company’s Non-Employee Director Stock Option Plan. Such plan provides for annual grants of options to purchase 25,000 shares of Class A common stock at the fair market value of such stock on the date of such grant. Also, certain directors are hired on a contract basis from time to time by the board of directors to perform services for the Company.

Executive Compensation

     The following table sets forth the aggregate compensation paid by the Company during the three years ended December 31, 2004, to each executive officer of the Company whose aggregate annual salary and bonus in 2004 exceeded

     $100,000, and to the chief executive officers.

SUMMARY COMPENSATION TABLE
Annual Compensation

(a)						(e)
Name						Other
and		(c)				Annual
Principal	(b)	Salary		(d)		Compen-
Position	Year	($)		Bonus ($)		sation ($)(1)
Stephen W. Brooks	2004	52,000	(2)	0
Co-CEO	2003	52,000	(2)	0
	2002	0		0
Joe G. Brooks	2004	157,500		193,500	(3)	48,775	(4)
Co-CEO	2003	157,500		15,000
	2002	201,154		51,500
Jim Precht	2004	102,521		30,000		20,188	(6)
Senior-vice president	2003	73,750	(5)	10,000		16,590	(7)
- sales and marketing	2002	49,500	(5)	68,915		12,000	(8)
J. Douglas Brooks	2004	87,288		16,570
Senior-vice president	2003	84,000		5,000
- raw materials	2002	82,769		17,500
Edward J. Lysen	2004	85,000		16,570
Senior-vice president	2003	85,000		5,000
and chief financial	2002	85,000		12,500
officer

(1)	Excludes perquisites less than $50,000 and that do not exceed 10% of salary and bonus.

(2)	Paid pursuant to a non-employee consulting agreement with the Company.

(3)	Includes $130,000 awarded to Mr. Brooks by the Board of Directors and $63,500 in quarterly performance incentives which Mr. Brooks voluntarily did not take until 2004.

(4)	Includes 48 months of $1,000 a month for non-accountable expense allowance which Mr. Brooks voluntarily did not take until 2004.

(5)	In 2002 and the first six months of 2003 there was an agreement between AERT and Weyerhaeuser where each paid one-half of Mr. Precht’s salary. The amounts above account for AERT’s portion of the annual salary.

(6)	Includes $14,000 for a non-accountable expense allowance and $6,188 for the value of a company-provided vehicle.

(7)	Includes $12,000 for a non-accountable expense allowance and $4,590 for the value of a company-provided vehicle.

(8)	Represents a non-accountable expense allowance.

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

				Value of Unexercised
	Shares		Number of Securities Underlying	In-the-Money
	Acquired	Value	Unexercised Options/SAR at	Options/SAR at
	On Exercise	Realized	December 31, 2004 (%)	December 31, 2004 ($)
Name	($)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Stephen W. Brooks	0	0	525,000 / 0	350,175 / 0
Joe G. Brooks	0	0	246,667 / 0	175,192 / 0

Compensation Committee Interlocks and Insider Participation

     The board of directors, as a whole, reviews, and acts upon personnel policies and executive compensation matters. Joe G. Brooks and Stephen W. Brooks serve as executive officers of the Company; however, such individuals do not participate in compensation decisions or in forming compensation policies in which they have a personal interest or in any deliberations of the board of directors concerning such matters, nor do they vote on any such matters, although Messrs Joe G. and Stephen W. Brooks did participate in compensation deliberations and decisions with respect to other executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2004, certain information with regard to the beneficial ownership of the Company’s capital stock by each holder of 5% or more of the outstanding stock, by each officer and director of the Company, and by all officers and directors as a group:

Name and Address	Title of	Number of Shares of		Percentage of Class	Percentage of Total
of Beneficial Owner	Class(1)	Common Stock (2)		Outstanding (2)(17)	Voting Power (2)(18)
Marjorie S. Brooks	Class A	11,339,159	(3)	28.8%	33.8%
	Class B	837,588	(4)	57.2%
	Preferred-
	Series A	425	(5)	15.4%
	Series B	400	(5)	14.5%
Joe G. Brooks	Class A	938,397	(6)	2.9%	5.6%
	Class B	284,396		19.4%
J. Douglas Brooks	Class A	935,573	(7)	2.9%	3.8%
	Class B	131,051		8.9%
Jerry B. Burkett	Class A	290,000	(8)	*	1.1%
	Class B	33,311		2.3%
Sal Miwa	Class A	531,963	(9)	1.6%	1.3%
Stephen W. Brooks	Class A	821,112	(10)	2.5%	3.0%
	Class B	89,311		6.1%
Jim Robason	Class A	106,282	(11)	*	*
	Preferred-
	Series A	80		2.9%
Melinda Davis	Class A	142,466	(12)	*	*
	Preferred-			2.9%
	Series A	80
Michael M. Tull	Class A	622,447	(13)	1.9%	3.8%
	Preferred-
	Series B	400		13.8%
Samuel L. “Tony” Milbank	Class A	551,067	(14)	1.7%	1.3%
	Preferred-
	Series A	15		*
Jim Precht	Class A	407,700	(15)	1.3%	1.0%
Edward J. Lysen	Class A	302,000	(16)	*	*
Officers and directors	Class A	16,998,166		39.4%	49.1%
as a group (thirteen persons):	Class B	1,375,657		93.9%
P. O. Box 1237	Preferred-
Springdale, AR 72765	Series A	600		21.7%
	Series B	800		29.0%

*	Less than 1%

      (1) The Class B common stock is substantially identical to the Class A common stock, except that each share of Class B common stock has five votes per share and each share of Class A common stock has one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock. Each share of Preferred Stock is convertible at the lower of $1.20 and the ten-trading day average of the Company’s Class A common stock, and would be convertible into 833 shares of Class A common stock, based upon the trading price prevailing at December 31, 2004. The Series B Preferred Stock (900 shares) has voting rights of 2,500 votes per share. No other Preferred Stock carries any voting rights.

      (2) Beneficial ownership of shares was determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and included shares underlying outstanding warrants and options which the named individual had the right to acquire within sixty days (March 1, 2005) of December 31, 2004.

      (3) Includes 3,272,564 shares owned directly, 726,390 in trusts or corporations controlled by Mrs. Brooks, 450,000 shares issuable upon exercise of stock options, 3,000 shares issuable upon exercise of bonus warrants, 325,000 shares issuable upon exercise of Class C Warrants, 3,974,080 shares issuable upon exercise of Class F and Class G Warrants issued in connection with a private placement of Class A common stock in May of 1994, 1,771,792 shares issuable upon exercise of Class H Warrants, 323,000 shares issuable upon exercise of Series X and Y warrants owned directly and 493,333 shares issuable upon exercise of Series X and Series Y Warrants owned indirectly through two corporations controlled by Mrs. Brooks.

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

      (7) Includes 343,212 shares owned directly, 84,741 shares owned indirectly, 7,620 shares issuable upon exercise of bonus warrants and 500,000 shares issuable upon exercise of stock options.

      (8) Includes 38,000 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett and 240,000 shares issuable upon exercise of stock options.

      (9) Includes 28,000 shares owned directly and 503,963 shares issuable upon exercise of stock options.

      (10) Includes 296,112 shares owned directly and 525,000 shares issuable upon exercise of stock options.

      (11) Includes 20,482 shares owned directly, 60,800 shares issuable upon exercise of Series X and Series Y warrants, and 25,000 shares issuable upon exercise of stock options.

      (12) Represents 6,666 shares owned directly, 75,000 shares issuable upon exercise of stock options, and 60,800 shares issuable upon exercise of Series X and Series Y warrants.

     (13) Includes 79,114 shares owned directly, 100,000 shares issuable upon exercise of stock options and 443,333 shares issuable upon exercise of Series X and Series Y warrants.

     (14) Includes 289,880 shares owned directly, 112,697 shares issuable upon exercise of Series X Warrants, 41,604 shares issuable upon exercise of Series Y Warrants, 31,886 shares issuable upon exercise of Class I Warrants, and 75,000 shares issuable upon exercise of stock options.

     (15) Includes 7,700 shares owned directly and 400,000 shares issuable upon the exercise of stock options.

     (16) Includes 2,000 shares owned directly and 300,000 shares issuable upon the exercise of stock options.

     (17) Class A common stock beneficial ownership was calculated by dividing the beneficial ownership of each individual by the sum of: (i) the total shares of Class A common stock outstanding at December 31, 2004, and (ii) the total shares underlying outstanding warrants and options which the named individual had the right to acquire within 60 days (March 1, 2005) of December 31, 2004. Class B common stock beneficial ownership is calculated based on 1,465,530 shares outstanding on December 31, 2004. Preferred stock beneficial ownership is calculated based on 2,760 shares outstanding on December 31, 2004.

     (18) Calculated by dividing the voting rights of the beneficial ownership of each individual by the sum of: (i) the total votes available to be cast at December 31, 2004, and (ii) in footnote (18) above.

     At December 31, 2004, there were 32,032,123 shares of Class A common stock and 1,465,530 shares of Class B common stock issued and outstanding. The previous table indicates that those directors, officers and 5% shareholders, as a group, beneficially owned shares representing approximately 49.1% of the votes entitled to be cast upon matters submitted to a vote of the Company’s stockholders, and Marjorie S. Brooks and corporations controlled by her beneficially owned shares representing approximately 33.8% of the votes entitled to be cast and may be in a position to control the Company.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2004, regarding shares outstanding and available for issuance under the Company’s existing stock option plans.

Number of
securities to be
	issued upon	Weighted-
	exercise of	average exercise
	outstanding	price of
	options,	outstanding	Number of securities
	warrants and	options, warrants	remaining available
	rights	and rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,595,230	$1.06	13,537
Equity compensation plans not approved by security holders	—	—	—

Total	4,595,230	$1.06	13,537

Item 13. Certain Relationships and Related Transactions

     During 2004, the Company had an agreement with Brooks Investment Co., controlled by Marjorie S. Brooks, allows the Company to transfer as collateral, certain of its trade receivables, which Brooks Investment Co. deemed acceptable, up to $4.0 million at any one time. Upon acceptance of a transfer of a receivable, Brooks Investment Co. remits to the Company 85% of the receivable. Upon collection of the receivable, the Company remits to Brooks Investment Co. 1.25% of the receivable as a factoring charge, and the remaining receivable, less interest costs, which are based on the time period over which the receivable is outstanding is remitted to the Company. The Company indemnifies Brooks Investment Co. for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company’s customers. During 2004, the Company transferred an aggregate of approximately $65.9 million in receivables under this agreement, of which $2.5 million remained to be collected as of December 31, 2004. During 2003 and 2002 the Company transferred an aggregate of approximately $45 million and $42.8 million, respectively, in receivables under this agreement, none of which remains to be collected. Costs of $826,248, $512,233, and $343,752 associated with the factoring agreement were included in selling and administrative costs at December 31, 2004, 2003, and 2002, respectively. In addition, members of the Brooks family provide the following to the Company without receiving any financial consideration:

•	Marjorie S. Brooks personally guaranteed repayment of up to $4 million of the 2003 bonds;

•	Joe G. Brooks personally guarantees repayment of the Company’s American Express account, the outstanding balance of which is sometimes in excess of $100,000; and,

•	Joe G. Brooks personally guarantees repayment of the Company’s automobile loans, which have a current balance of $116,563.

     At December 31, 2004, accounts payable-related parties included advances on factored receivables of approximately $2.1 million and $183,228 relating to other items owed to related parties.

Item 14. Principal Accounting Fees and Services

     The information below sets forth the fees charged by Tullius Taylor Sartain & Sartain LLP (TTS&S) during 2004 and 2003 for services provided to the Company in the following categories and amounts:

	2004	2003
Audit fees	$81,500	$80,250
Audit-related fees	8,500	7,500
Tax fees	—	—
All other fees	—	—

Total	$90,000	$87,750

     All of TTS&S’s fees for 2004 and 2003 were pre-approved by the audit committee through a formal engagement letter with TTS&S. The audit committee’s policy is to pre-approve all services by AERT’s independent accountants.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a1) and (a2). The Financial Statements listed in the accompanying Index to Financial Statements are filed as part of this report and such Index is hereby incorporated by reference. All schedules for which provision is made in the applicable accounting regulation on the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

/s/ STEPHEN W. BROOKS

Stephen W. Brooks,
Co-Chief Executive Officer

/s/ EDWARD J. LYSEN

Edward J. Lysen,
Senior Vice President and Chief Financial Officer

Date: April 14, 2005

POWER OF ATTORNEY

      The undersigned directors and officers of Advanced Environmental Recycling Technologies, Inc. hereby constitute and appoint Joe G. Brooks our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report on Form 10-K to be filed with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact and agent shall lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOE G. BROOKS	Chairman of the board, co-CEO	April 14, 2005
and president
Joe G. Brooks

/s/ SAL MIWA	Vice-chairman of the board	April 14, 2005
Sal Miwa

/s/ STEPHEN W. BROOKS	Co-CEO and director	April 14, 2005

Stephen W. Brooks

/s/ MARJORIE S. BROOKS	Secretary, treasurer and director	April 14, 2005

Marjorie S. Brooks

/s/ JERRY B. BURKETT	Director	April 14, 2005

Jerry B. Burkett

/s/ MICHAEL M. TULL	Director	April 14, 2005

Michael M. Tull

/s/ SAMUEL L. “TONY” MILBANK	Director	April 14, 2005

Samuel L. “Tony” Milbank

/s/ MELINDA DAVIS	Director	April 14, 2005

Melinda Davis

/s/ JIM ROBASON	Director	April 14, 2005

Jim Robason

Signature	Title	Date
/s/ JIM ROBASON	Director	April 14, 2005

Jim Robason

31

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Environmental Recycling Technologies, Inc.

     We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Fayetteville, Arkansas
March 29, 2005

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$1,078,536	$1,056,211
Restricted cash	679,635	452,913
Trade accounts receivable, net of allowance of $153,526 at December 31, 2004 and $92,207 at December 31, 2003	2,554,594	2,163,402
Insurance claim receivable	—	484,263
Inventories	7,392,838	3,871,268
Prepaid expenses	586,637	579,163

Total current assets	12,292,240	8,607,220

Land, buildings and equipment:
Land	1,612,243	1,612,243
Buildings and leasehold improvements	5,413,115	4,943,462
Machinery and equipment	33,524,077	25,753,179
Transportation equipment	775,669	675,208
Office equipment	755,000	698,802
Construction in progress	2,363,936	3,346,298

	44,444,040	37,029,192
Less accumulated depreciation	18,963,479	14,905,242

Net land, buildings and equipment	25,480,561	22,123,950

Other Assets:
Debt issuance costs, net of accumulated amortization of $373,336 at December 31, 2004 and $199,067 at December 31, 2003	3,211,766	3,397,134
Debt service reserve fund	2,057,792	1,946,643
Other assets, net of accumulated amortization of $335,590 at December 31, 2004 and $307,017 at December 31, 2003	298,434	331,654

Total other assets	5,567,992	5,675,431

	$43,340,793	$36,406,601

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2004	2003
Current liabilities:
Accounts payable – trade	$8,486,792	$5,321,317
Accounts payable – related parties	2,280,781	1,799,405
Current maturities of long-term debt	1,133,168	1,142,525
Accrued payroll expense	401,183	603,134
Other accrued liabilities	2,533,605	1,291,183
Notes payable – related parties	600,000	—
Notes payable – other	327,682	365,351

Total current liabilities	15,763,211	10,522,915

Long-term debt, less current maturities	15,571,068	16,659,241

Accrued premium on convertible preferred stock	276,000	276,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized, 2,760 shares issued and outstanding at December 31, 2004 and 2003	2,760	2,760
Class A common stock, $.01 par value; 75,000,000 shares authorized; 32,032,123 and 29,275,147 shares issued and outstanding at December 31, 2004 and 2003, respectively	320,322	292,752
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2004 and 2003	14,655	14,655
Warrants outstanding; 14,890,867 at December 31, 2004 and 16,580,722 at December 31, 2003	6,917,544	7,818,834
Additional paid-in capital	27,376,565	24,988,295
Accumulated deficit	(22,901,332)	(24,168,851)

Total stockholders’ equity	11,730,514	8,948,445

Total liabilities and stockholders’ equity	$43,340,793	$36,406,601

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Net sales	$63,637,285	$43,520,563	$41,415,466
Cost of goods sold	48,963,166	34,361,984	29,800,939

Gross margin	14,674,119	9,158,579	11,614,527

Selling and administrative costs	11,099,911	9,001,261	7,823,826
Legal settlement	—	—	1,100,000
Research and development	97,207	77,900	220,354

	11,197,118	9,079,161	9,144,180

Operating income	3,477,001	79,418	2,470,347

Other income (expense):
Insurance proceeds related to lost income	8,720	1,125,372	—
Loss on disposition of equipment	—	—	(134,413)
Interest income	5,324	160,659	321,955
Interest expense	(2,121,062)	(2,031,370)	(1,464,556)

	(2,107,018)	(745,339)	(1,277,014)

Income (loss) before extraordinary item and accrued premium on preferred stock	1,369,983	(665,921)	1,193,333
Accrued premium on preferred stock	(276,000)	(276,000)	(278,083)

Income (loss) before extraordinary item	1,093,983	(941,921)	915,250
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	173,536	2,962,041	—

Net income applicable to common stock	$1,267,519	$2,020,120	$915,250

Income (loss) per share of common stock before extraordinary item (Basic)	$0.03	$(0.03)	$0.03

Income (loss) per share of common stock before extraordinary item (Diluted)	$0.03	$(0.03)	$0.02

Extraordinary gain per share of common stock (Basic)	$0.01	$0.10	—

Extraordinary gain per share of common stock (Diluted)	$0.00	$0.10	—

Income per share of common stock after extraordinary item (Basic)	$0.04	$0.07	$0.03

Income per share of common stock after extraordinary item (Diluted)	$0.03	$0.07	$0.02

Weighted average number of common shares outstanding (Basic)	31,815,067	30,017,661	29,516,768

Weighted average number of common shares outstanding (Diluted)	41,070,289	30,017,661	42,665,451

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Warrants Outstanding		Additional
									Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Total
Balance — December 31, 2001	2,900	$2,900	27,167,774	$271,678	1,465,530	$14,655	17,298,501	$8,203,154	$22,810,588	$(27,104,221)	$4,198,754

Issuance of shares in payment of accrued premium on preferred stock	—	—	338,492	3,385	—	—	—	—	350,393	—	353,778
Conversion of preferred stock	(140)	(140)	116,667	1,166	—	—	—	—	(1,026)	—	—
Exercise of Series X Warrants	—	—	1,000	10	—	—	(1,000)	(531)	1,721	—	1,200
Exercise of Class I Warrants	—	—	95,107	951	—	—	(95,107)	(43,328)	105,258	—	62,881
Exercise of Consulting Warrants	—	—	416,667	4,167	—	—	(416,667)	(225,631)	377,716	—	156,252
Exercise of Placement Warrants	—	—	195,605	1,956	—	—	(195,605)	(109,458)	180,854	—	73,352
Net income applicable to common stock	—	—	—	—	—	—	—	—	—	915,250	915,250

Balance — December 31, 2002	2,760	$2,760	28,331,312	$283,313	1,465,530	$14,655	16,590,122	$7,824,206	$23,825,504	$(26,188,971)	$5,761,467

Issuance of shares in payment of accrued premium on preferred stock	—	—	179,586	1,796	—	—	—	—	213,722	—	215,518
Issuance of shares in payment of interest	—	—	309,849	3,099	—	—	—	—	429,296	—	432,395
Exercise of stock options	—	—	95,000	950	—	—	—	—	48,410	—	49,360
Exercise of Placement Warrants	—	—	9,400	94	—	—	(9,400)	(5,372)	8,803	—	3,525
Issuance of shares in payment of debt issuance costs	—	—	350,000	3,500	—	—	—	—	462,560	—	466,060
Net income applicable to common stock	—	—	—	—	—	—	—	—	—	2,020,120	2,020,120

Balance — December 31, 2003	2,760	$2,760	29,275,147	$292,752	1,465,530	$14,655	16,580,722	$7,818,834	$24,988,295	$(24,168,851)	$8,948,445

Issuance of shares in payment of accrued premium on preferred stock	—	—	229,994	2,300	—	—	—	—	273,700	—	276,000
Exercise of stock options	—	—	837,400	8,374	—	—	—	—	560,751	—	569,125
Exercise of Consulting Warrants	—	—	1,573,333	15,733	—	—	(1,573,606)	(849,741)	1,423,964	—	589,956
Exercise of Class I Warrants	—		116,249	1,163	—	—	(116,249)	(51,549)	129,855	—	79,469
Net income applicable to common stock	—	—	—	—	—	—	—	—	—	1,267,519	1,267,519

Balance — December 31, 2004	2,760	$2,760	32,032,123	$320,322	1,465,530	$14,655	14,890,867	$6,917,544	$27,376,565	$(22,901,332)	$11,730,514

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income applicable to common stock	$1,267,519	$2,020,120	$915,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,086,811	3,671,512	2,985,050
Premium accrued on preferred stock	276,000	276,000	278,083
Interest paid through issuance of common stock	—	432,395	—
Loss on disposition of equipment	—	—	134,413
Extraordinary gain on involuntary conversion of non- monetary assets due to fire	(173,536)	(2,962,041)	—
(Increase) decrease in other assets	67,765	(766,446)	54,053
Increase in restricted cash	(226,722)	(452,913)	—
Changes in current assets and current liabilities	126,680	(167,255)	505,297

Net cash provided by operating activities	5,424,517	2,051,372	4,872,146

Cash flows from investing activities:
Purchases of land, buildings and equipment	(5,868,218)	(11,257,967)	(4,837,311)
Insurance proceeds from involuntary disposition of property and equipment	669,012	3,681,904	—

Net cash used in investing activities	(5,199,206)	(7,576,063)	(4,837,311)

Cash flows from financing activities:
Proceeds from issuance of notes	2,050,000	17,000,000	1,415,000
Payments on notes	(3,804,520)	(9,112,156)	(769,302)
Increase (decrease) in outstanding advances on factored receivables	301,884	(187,112)	(920,143)
Debt acquisition costs	11,100	(1,677,080)	(305,309)
Proceeds from exercise of stock options and warrants, net	1,238,550	52,885	293,683

Net cash provided by (used in) financing activities	(202,986)	6,076,537	(286,071)

Increase (decrease) in cash	22,325	551,846	(251,236)

Cash and cash equivalents, beginning of period	1,056,211	504,365	755,601

Cash and cash equivalents, end of period	$1,078,536	$1,056,211	$504,365

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Description of the Company

     Advanced Environmental Recycling Technologies, Inc. (AERT) develops manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors.

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time of shipment or segregated and billed under a bill and hold agreement. The terms of this agreement qualify for revenue recognition under SAB 104. Sales are recorded net of discounts, rebates, and returns.

     Estimates of expected sales discounts are calculated by applying the appropriate sales discount rate to all unpaid invoices that are eligible for the discount. The Company’s sales prices are determinable given that the Company’s sales discount rates are fixed and given the predictability with which customers take sales discounts.

Shipping and Handling

     In accordance with Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records shipping fees billed to customers in net sales and records the related expenses in cost of goods sold.

Operating Costs

     The cost of goods sold line item in the Company’s statements of operations includes costs associated with the manufacture of our products, such as labor, depreciation, repair and maintenance, utilities, leases, and raw materials, including the costs of raw material delivery, warehousing and other distribution related costs. The selling and administrative costs line item in the Company’s statements of operations includes costs associated with sales, marketing, and support activities like accounting and information technology. The types of costs incurred in those areas include labor, advertising, travel, commissions, outside professional services, and factoring fees.

Statements of Cash Flows

     In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

	Year Ended December 31,
	2004	2003	2002
Receivables	$(402,405)	$213,444	$642,513
Inventories	(3,521,570)	(1,186,932)	(451,624)
Prepaid expenses and other	1,151,327	844,929	290,012
Accounts payable - Trade and related parties	1,858,857	(321,085)	(785,890)
Accrued liabilities	1,040,471	282,389	810,286

	$126,680	$(167,255)	$505,297

Cash paid for interest	$1,898,373	$1,125,238	$1,126,496

Supplemental Disclosures of Non-cash Investing and Financing Activities

	Year Ended December 31,
	2004	2003	2002
Notes payable for financing of insurance policies	$1,158,801	$1,080,683	$400,644
Accounts / notes payable for equipment	1,546,631	928,023	1,305,264
Accrued premium on preferred stock paid with Class A common stock	276,000	215,518	353,778

Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments, those with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2004 and 2003, restricted cash included $451,591 and $427,155, respectively, that was restricted for payment of the 2005 and 2004 principal and interest on the Company’s bond payable. (See Note 4: Notes Payable and Long-term Debt.) Additionally, restricted cash at December 31, 2004 and 2003 included $228,044 and $25,758, respectively, which served as collateral for letters of credit with respect to purchases on credit from certain vendors.

Buildings and Equipment

     Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements – 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 5 to 6 years and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for the years ended December 31, 2004, 2003 and 2002 was approximately $4.1 million, $3.6 million and $3.0 million, respectively.

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at December 31:

	2004	2003
Raw materials	$5,479,344	$2,722,682
Work in process	891,473	566,503
Finished goods	1,022,021	582,083

	$7,392,838	$3,871,268

Other Assets

     Debt issuance costs are amortized over the term of the related debt. Accumulated amortization was $373,336 and $199,067 at December 31, 2004 and 2003, respectively. Amortization of debt issuance costs charged to interest expense was $174,269 for 2004 and $496,427 for 2003. The net costs for the preparation of patent applications of $150,159 and $178,733 as of December 31, 2004 and 2003, respectively, are amortized using the straight-line method over 17 years. The debt service reserve fund is restricted for the life of the bonds payable (see Note 4: Notes Payable and Long-term Debts) for payment of principal and interest on the bonds in the case the Company is unable to make those payments.

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

     Accounts receivable are carried at original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed sixty days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts. Balances that remains outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received.

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

	Year Ended December 31,
		2004		2003	2002
	Before Extra-	After Extra-	Before Extra-	After Extra-
	ordinary Item	ordinary Item	ordinary Item	ordinary Item
Net income (loss) applicable to common stock (A)	$1,093,983	$1,267,519	$(941,921)	$2,020,120	$915,250

Assumed exercise of stock options and warrants	18,196,164	18,196,164	—	—	20,821,319
Application of assumed proceeds toward repurchase of stock at average market price	(8,940,942)	(8,940,942)	—	—	(7,672,636)

Net additional shares issuable	9,255,222	9,255,222	—	—	13,148,683

Adjustment of shares outstanding:
Weighted average common shares outstanding	31,815,067	31,815,067	30,017,661	30,017,661	29,516,768
Net additional shares issuable	9,255,222	9,255,222	—	—	13,148,683

Adjusted shares outstanding (B)	41,070,289	41,070,289	30,017,661	30,017,661	42,665,451

Net income (loss) per common share – Diluted (A) divided by (B)	$0.03	$0.03	$(0.03)	$0.07	$0.02

Antidilutive and/or non-exercisable options	1,256,000	1,256,000	N/A	N/A	1,402,500
Antidilutive and/or non-exercisable warrants	2,333,933	2,333,933	N/A	N/A	2,333,933

     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the years ended December 31, 2004 and 2002, as indicated in the above table. Those options and warrants were antidilutive and/or not exercisable during those periods. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. Except in the case the Company incurs a loss from continuing operations, the conversion of all series of preferred stock is assumed in calculating Diluted EPS.

Concentration Risk

Credit Risk

     The Company’s revenues are derived principally from a number of regional and national door and window manufacturers, industrial-flooring companies and Weyerhaeuser, the Company’s primary decking customer. The Company extends unsecured credit to its customers. This industry concentration has the potential to impact the Company’s exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. Weyerhaeuser is the only customer from which the Company derived more than 10% of its revenue. The following table presents sales to Weyerhaeuser and the percentage of total sales that those sales represent.

	2004	2003	2002
Sales	$51,725,413	$35,619,110	$33,983,190
% of total sales	81%	82%	82%

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

     Long-term debt — The fair value of the Company’s long-term debt has been estimated by the Company based upon each obligation’s characteristics, including remaining maturities, interest rate, credit rating, and collateral and amortization schedule. The carrying amount approximates fair value.

Stock-Based Compensation

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2004, 2003, and 2002.

	2004		2003		2002
	Before	After	Before	After
	Extra-	Extra-	Extra-	Extra-
	ordinary	ordinary	ordinary	Ordinary
	Item	Item	Item	Item
Net income (loss) applicable to common stock, as reported	$1,093,983	$1,267,519	$(941,921)	$2,020,120	$915,250
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	263,328	263,328	396,958	396,958	628,795

Net income (loss) applicable to common stock, pro forma	$830,655	$1,004,191	$(1,338,879)	$1,623,162	$286,455

Net income (loss) per share of common stock:
Basic – as reported	$0.03	$0.04	$(0.03)	$0.07	$0.03
Basic – pro forma	$0.03	$0.03	$(0.04)	$0.05	$0.01
Diluted – as reported	$0.03	$0.03	$(0.03)	$0.07	$0.02
Diluted – pro forma	$0.02	$0.02	$(0.04)	$0.05	$0.01

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 4.2, 4.0, and 4.3 percent; expected lives of 10, 10, and 8 years; and expected volatilities of 67, 91, and 74 percent. Since no dividends are expected to be paid by the Company during the expected lives of the options, a dividend yield of zero was used for purposes of computing the fair value of the options. The weighted-average fair value of options granted during 2004, 2003 and 2002 was $0.93, $0.98, and $1.19, respectively.

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

Advertising Costs

     Advertising costs are charged to expense in the period incurred. Advertising expense was approximately $1,086,000, $1,277,000, and $1,129,000 in 2004, 2003, and 2002, respectively.

Research and Development Costs

     Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $97,207, $77,900 and $220,354 in 2004, 2003, and 2002, respectively.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board issued Interpretation 46R Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R), which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company is required to adopt the provisions of this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have an interest in an entity that is subject to the Interpretation, therefore, the adoption of FIN 46R did not have any effect on the Company’s financial statements and related disclosures.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of this statement no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material effect on the Company’s financial statements and related disclosures.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grand-date fair value of the award (with limited exceptions) and requires that cost to be recognized in the financial statements. The Company is required to adopt the provisions of this statement no later than the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s financial statements and related disclosures.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS153). The guidance in APB Opinion 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 amends APB Opinion 29 to eliminate an exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt the provisions of this statement no later than the beginning of the first fiscal period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have any effect on the Company’s financial statements and related disclosures.

Reclassifications

     Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net income.

Note 3: Related Party Transactions

     The Company accounts for transfers of receivables, with recourse, to a related party (Brooks Investment Company) under the guidelines of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as transfers of receivables with recourse, and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Based on the requirements of SFAS 140, the receivables transferred to the related party with recourse are accounted for as a secured borrowing because the Company is not considered to have surrendered control over the transferred assets. Accounts payable-related parties and trade accounts receivable at December 31, 2004 and 2003, include $2,097,553 and $1,795,670, respectively, to reflect these requirements.

     The terms of the agreement with Brooks Investment Co., controlled by Marjorie S. Brooks allows the Company to transfer certain of its trade receivables as collateral, which Brooks Investment Co. deemed acceptable, up to $4.0 million at any one time. Upon acceptance of a transfer of a receivable, Brooks Investment Co. remits to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, the Company remits to Brooks Investment Co. 1.25% of the receivable as a factoring charge, and the remaining receivable, less interest costs, which are based on the time period over which the receivable is outstanding is remitted to the Company. The Company indemnifies Brooks Investment Co. for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company’s customers. During 2004, the Company transferred an aggregate of approximately $65.9 million in receivables under this agreement, of which $2.5 million remained to be collected as of December 31, 2004. During 2003 and 2002 the Company transferred an aggregate of approximately $45 million and $42.8 million, respectively, in receivables under this agreement, none of which remains to be collected. Costs of $826,248, $512,233, and $343,752 associated with the factoring agreement were included in selling and administrative costs at December 31, 2004, 2003, and 2002, respectively. In addition, members of the Brooks family provide the following to the Company without receiving any financial consideration:

•	Marjorie S. Brooks personally guaranteed repayment of up to $4 million of the 2003 bonds;

•	Joe G. Brooks personally guarantees repayment of the Company’s American Express account, the outstanding balance of which is sometimes in excess of $100,000; and

•	Joe G. Brooks personally guarantees repayment of the Company’s automobile loans, which have a current balance of $116,563.

     At December 31, 2004, accounts payable-related parties included advances on factored receivables of approximately $2.1 million and $183,228 relating to other items owed to related parties.

Note 4: Notes Payable and Long-Term Debt

Notes Payable – Related Parties

Notes payable to related parties consisted of the following at December 31:	2004	2003
7% notes payable to Brooks Investment Company, which is controlled by Marjorie S. Brooks, an officer and director of the Company; unsecured; due on demand	$600,000	$—

Notes Payable – Other

Notes payable – other, consisted of the following at December 31:	2004	2003
Various notes with interest at 11.5% at December 31, 2004	$327,682	$365,351

     The Company has had five bridge financing agreements. The first was completed on October 30, 1997, and was paid off in 2001. The remaining four financings were completed in 1998, and paid off in 2003 with proceeds from the $17 million financing discussed in the long-term debt section of this note. In connection with the repayment of one of the bridge financings, the Company is in dispute with Zanett Lombardier, Ltd. over penalty interest on that financing, which amounted to $187,856 at December 31, 2004. The Company has accrued a liability for this entire amount.

Long-term Debt

Long-term debt, less current maturities consisted of the following at December 31:	2004	2003
7% bonds payable to Regions Bank; principal payable annually; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, pledged revenues, and a personal guarantee by Marjorie S. Brooks, the major shareholder; maturing on October 1, 2017 (a)	$13,700,000	$14,400,000
19.75% note payable to Allstate Insurance Company, secured by subordinated interest in the collateral securing the bonds payable; interest payable semiannually; principal due on October 1, 2017	2,600,000	2,600,000
5% note payable with weekly principal payments of $6,540 plus interest; unsecured; maturing October 14, 2005	267,980	614,600
Other	136,256	187,166

Total	16,704,236	17,801,766
Less current maturities	(1,133,168)	(1,142,525)

Long-term debt, less current maturities	$15,571,068	$16,659,241

(a)	The bond agreement contains financial covenants, which include a current ratio of not less than 1.00 to 1.00 and a requirement that not more than 10% of accounts payable be in excess of 75 days past the invoice date. The Company was not in compliance with these two covenants at December 31, 2004; however, the bond trustee has waived these covenants as of December 31, 2004 through, and including, December 31, 2005.

     The aggregate maturities of long-term debt, net of debt discount, as of December 31, 2004, are as follows:

Year	Amount
2005	$1,133,168
2006	841,298
2007	924,149
2008	905,621
2009	1,000,000
Thereafter	11,900,000

$16,704,236

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

     Net proceeds from the financing were used to repay short-term loans, pay down accounts payable incurred to develop qualified solid waste disposal facilities, purchase the Springdale, Arkansas extrusion facility, purchase the Lowell, Arkansas plastic facility, pay issuance fees, and provide limited capital for further expansion. The obligations are secured by substantially all of the Company’s real estate assets and personal property, although provision is made for the Company to incur additional working capital lines of credit (subject to compliance with financial covenants) that would be secured by accounts receivable and inventory on a basis senior to the existing obligations. In addition, there is a $4 million personal guarantee from Marjorie S. Brooks, the major shareholder.

Note 5: Stockholders’ Equity

Preferred Stock

     The Company issued 1,500 Series A preferred shares, 900 Series B preferred shares and 500 Series C preferred shares at a price of $1,000 per share in 1998. Such stock was purchased by the major stockholder, a 5% holder and accredited institutional investors. The preferred stock bears an interest premium of 10% per year and is payable in cash or common stock. The Company has reserved 6,079,989 shares of Class A common stock for conversion under the preferred stock agreement. During 2002, 140 shares of the Series A preferred stock was converted into 116,667 shares of Class A common stock. The Company converted $276,000 and $215,518 of accrued premiums to common stock in 2004 and 2003, respectively. These transactions are considered non-cash financing activities for statement of cash flow purposes.

     On the 7th anniversary date of the issuance of preferred stock (November 2005), the preferred stock will automatically be converted into shares of common stock with the conversion price equal to the lower of the average of the closing bid prices for the common stock for the 5 trading days immediately preceding the 7th anniversary of the issuance or the fixed conversion price. The fixed conversion price is $1.20. If the preferred stock is converted prior to the 7th anniversary of its date of issuance, the conversion price is the lower of $1.20 or the variable conversion price. The variable conversion price is the average of the closing bid prices for the common stock during the 10 consecutive trading days ending on the trading date immediately preceding the date of determination. The Company, at its option and two years from the issuance date, can redeem the stock prior to conversion at a premium of 150 percent. The stock was issued with series of X and Y warrants, which can be exercised at $1.20 and $2.50 per share, respectively, as described in the warrants section below.

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

Warrants

     The Company has reserved 14,890,867 shares of the Company’s Class A common stock for issuance under the following warrant agreements.

Class C Warrants

     In June 1993, 650,000 detachable Class C Warrants were issued to Marjorie S. Brooks, an officer and director of the Company, and four other individuals, in connection with the issuance of bridge notes in the amount of $650,000. Each Class C Warrant is exercisable into one share of Class A common stock at an exercise price of $1.075 per share. During 1998, the Company received net proceeds of $330,000 from the exercise of 275,000 Class C Warrants. One Bonus Warrant (described below) was granted to the holder for each warrant exercised. On February 12, 1999, 50,000 Class C Warrants expired. The remaining 325,000 Class C Warrants were set to expire in June 2003, but the expiration date was extended to June 2005.

Class F Warrants

     In May 1994, the Company completed a private placement offering at market price to certain bridge note holders and affiliated stockholders, including Marjorie S. Brooks, an officer and director of the Company. As part of the private placement, 3,468,400 shares of Class A common stock, 3,468,400 Class F Warrants, and 3,468,400 Class G Warrants (see below) were issued. Net offering proceeds of approximately $2,065,000 consisted of $2,020,000 conversion of debt and accrued interest and $45,000 in cash. In 1999, 350,864 Class F Warrants were exercised at a price of $0.61 per share, resulting in proceeds of $214,027. The remaining 987,040 Class F Warrants were set to expire in June 2004, but the expiration date was extended to June 2006. The Warrants are exercisable at a price of $0.61 per share of Class A common stock for each Class F Warrant exercised.

Class G Warrants

     In 1999, 481,810 Class G Warrants were exercised at prices ranging from $0.91 to $0.92 per share, resulting in proceeds of $441,956. The remaining 2,987,040 Class G Warrants were set to expire in June 2004, but the expiration date was extended to June 2006. The Warrants are exercisable at a price of $0.92 per share of Class A common stock for each Class G Warrant exercised. See paragraph above for additional information on the original issuance of the Class G Warrants.

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

     The following table sets forth the exercises of Class I Warrants and the proceeds received for those exercises:

	Class I			Class I
	Warrants	Range of exercise	Proceeds	Warrants
	exercised	prices	received	expired
2004	116,249	$0.31 to $1.125	$79,469	—
2002	95,107	$0.31 to $1.125	62,881	—
2001	56,727	$0.31 to $1.125	34,548	—
1999	29,367	$0.9375	27,532	42,866

X and Y Warrants Issued in Connection with Preferred Stock

     The preferred stock carries a series of X and Y Warrants, which are exercisable at $1.20 and $2.50 per share. In connection with the 2,900 preferred shares, the Company issued 2,416,665 X Warrants and 1,021,269 Y Warrants. Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. The expiration date of the warrants was extended from November 2005 to November 2007. In 2002, 1,000 Series X Warrants were exercised at $1.20, resulting in proceeds of $1,200.

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

Consulting and Placement Warrants

     In 1997 and 1998, the Company obtained bridge financing of $3.2 million (see Note 4). In connection with the financing, 6,314,926 Consulting warrants and 378,895 Placement warrants were issued at an exercise price of $0.375. The expiration dates for all warrants were extended by two years in 2002. Since the issuance of the warrants, 2,918,668 Consulting warrants and all of the Placement warrants have been exercised, as shown in the table below, leaving 3,396,258 Consulting warrants outstanding at December 31, 2004.

Year	Consulting	Placement
Exercised	Warrants	Warrants
2004	1,573,333	—
2003	—	9,400
2002	416,667	195,605
Prior to 2002	928,668	173,890

	2,918,668	378,895

     The number of Consulting warrants outstanding and their current expiration dates are shown in the following table.

Consulting	Expiration
Warrants	Date
1,441,332	02/05/05
760,000	04/06/05
619,926	06/03/05
575,000	08/21/05

3,396,258

Extension Warrants

     In connection with the extension of the October 30, 1997 bridge financing, 310,000 extension warrants were issued. The stock warrants were originally to expire on November 5, 2003, but the expiration date was extended to November 5, 2005, and is exercisable at a price of $0.375 per share of Class A common stock for each warrant exercised.

Series Z Placement Warrants

     In 1998, the Company issued 300,000 Placement Warrants in connection with the issuance of the Series C Preferred Stock. These warrants are exercisable at a price of $1.00 per share of Class A common stock for each warrant exercised, and were originally to expire on November 12, 2003, but the expiration date was extended to November 12, 2005.

     At December 31, 2004, the Company had outstanding warrants as follows:

	Warrants Outstanding	Weighted		Warrants
	for Class A	Average	Expiration	Exercised
	Common Stock	Exercise Price	Date	in 2004
Class C warrants	325,000	$1.08	06/15/05	—
Class F warrants	987,040	0.61	06/06/06	—
Class G warrants	2,987,040	0.92	06/06/06	—
Class H warrants	1,771,792	0.47	02/21/07	—
Class I warrants	64,139	0.94	06/22/05	116,249
Series X warrants	1,998,165	1.20	11/10/07	—
Series Y warrants	867,500	2.50	11/10/07	—
Series X warrants — Placement Agent	417,500	1.20	11/10/07	—
Series Y warrants — Placement Agent	153,769	2.50	11/10/07	—
Bonus warrants	1,312,664	3.00	06/22/05	—
Consulting warrants	1,441,332	0.38	02/05/05	1,573,333
Consulting warrants	760,000	0.38	04/06/05	—
Consulting warrants	619,926	0.38	06/03/05	—
Consulting warrants	575,000	0.38	08/21/05	—
Extension warrants	310,000	0.38	11/05/05	—
Series Z Placement warrants	300,000	1.00	11/12/05	—

Totals	14,890,867	$1.05		1,689,582

     Effective June 30, 2001, the Company adopted Financial Accounting Standards Board SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), with no effects on its financial statements except for warrants that are indexed to and potentially settled in the Company’s common stock, which includes all of the Company’s warrants. These warrants have been accounted for under the provisions of Emerging Issues Task Force abstract 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19). The Company modified certain of its warrant related registration rights agreements as of June 30, 2001, so that those warrants would be classified as equity rather than debt in its balance sheet under the provisions of EITF 00-19. As a result of these modifications, there was no impact on earnings.

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

     In June 1994, stockholders of the Company approved the adoption of the Amended and Restated Stock Option Plan (the 1994 Plan), which superseded and replaced the Company’s 1990 Stock Option Plan. The 1994 Plan provides for the granting of options to purchase up to 1,000,000 shares of the Company’s Class A common stock by recipients of incentive stock options or nonqualified stock options as granted by the Company’s Board of Directors.

     Also, in June 1994, stockholders of the Company approved the Chairman Stock Option Plan. This plan provided for a grant of options to purchase up to 500,000 shares of the Company’s Class A common stock.

     In July 1997, stockholders of the Company approved the adoption of the Advanced Environmental Recycling Technologies, Inc. 1997 Securities Plan (the 1997 Plan). The 1997 Plan provides for certain awards to be given to senior and executive management of the Company to encourage and reward superior performance. The awards can be in the form of stock options, restricted stock, and other performance awards to be given. The aggregate number of shares which may be offered pursuant to incentive stock options under the 1997 Plan originally was not to exceed 3,000,000, but this amount was increased by approval of the stockholders to 5,000,000 in July 1999. The aggregate number of shares which may be offered for purchase pursuant to non-qualified stock options shall not exceed 500,000 shares. The stock options may not be granted with an exercise price less than the fair market value of a share on the date the option is granted, unless granted to a 10% shareholder, then the exercise price must be at least 110% of the fair market value per share on the date such option is granted. The Incentive Stock Options may not be exercised after ten years from the date the option is granted unless the option is given to a 10% shareholder, and then the expiration date is five years from the date the option is granted. The options must be exercised within three months after termination of employment.

     A summary of the activity in the Company’s stock option plans during the years ended December 31, 2004, 2003 and 2002, follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	5,742,630	$1.01	5,667,630	$1.00	5,190,130	$0.93
Granted	175,000	1.22	215,000	1.13	530,000	1.72
Exercised	(837,400)	0.76	(95,000)	0.52	—	—
Forfeited	(485,000)	1.06	(45,000)	1.03	(52,500)	1.00

Outstanding, end of year	4,595,230	$1.06	5,742,630	$1.01	5,667,630	$1.00

Exercisable, end of year	4,395,230	$1.02	5,215,130	$0.92	4,840,130	$0.87

     The following table summarizes information about stock options outstanding under the Company’s stock option plans as of December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Wtd. Avg.	Wtd. Avg.	Number	Wtd. Avg.
Range of Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/04	Contract Life	Price	at 12/31/04	Price
$0.38-$0.48	780,267	1.89 years	$0.44	780,267	$0.44
$0.56-$1.00	1,923,963	2.77 years	$0.66	1,923,963	$0.66
$1.10-$1.34	783,500	5.43 years	$1.18	683,500	$1.19
$1.75-$2.75	1,107,500	2.63 years	$2.10	1,007,500	$2.04

	4,595,230	3.04 years	$1.06	4,395,230	$1.02

     The weighted-average fair value of options granted during 2004, 2003 and 2002 was $0.93, $0.98, and $1.19, respectively.

Note 7: Leases

     At December 31, 2004, the Company was obligated under various operating leases covering certain buildings and equipment. Rent expense under operating leases for the years ended December 31, 2004, 2003, and 2002 was $2,053,051, $1,602,788, and $958,883, respectively. These amounts for rent expense are considerably higher than the future minimum lease payments shown in the table below due to many of our operating equipment leases having a duration of less than one year. Future minimum lease payments required under operating equipment leases as of December 31, 2004, are as follows:

Year	Amount
2005	$797,146
2006	641,352
2007	580,524
2008	435,126
2009	163,940

Total minimum payments required	$2,618,088

Note 8: Income Taxes

     The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     As of December 31, 2004, the Company had net operating loss carryforwards of approximately $25 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2008 through 2019, if not utilized.

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2004	2003	2002
Deferred tax assets—
Net operating loss carryforwards	$8,794,000	$7,637,000	$8,464,000
Valuation allowance	(8,121,000)	(7,567,000)	(7,551,000)

Total deferred tax assets	673,000	70,000	913,000
Deferred tax liability—Depreciation	673,000	70,000	913,000

Net deferred tax	$—	$—	$—

     As the Company generated net operating losses from its inception through 2000 and there is no assurance of the Company’s ability to generate adequate future taxable income to enable the Company to realize these carryforwards prior to expiration, a valuation allowance of approximately $8.1 million has been established at December 31, 2004, to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such valuation allowance in the future. The income tax provision for each year differs from the amount computed by applying the US Federal statutory rate of 34% to income before income taxes due primarily to changes in the valuation allowance.

Note 9: Extraordinary Item

     On March 28, 2003, the Company had an accidental fire at the Junction, Texas plant. The Company was given permission to begin demolition and the rebuilding of a portion of the production facility in April 2003. The initial restoration project, completed in May 2003, included the rebuild of one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. The rebuild of the second extrusion line was completed in April 2004. The Junction plant is fully insured for fire damage and business interruption. Through December 31, 2004 and 2003, the Company had received $6.0 million and $5.4 million, respectively, in insurance proceeds related to this incident.

     Due to the Junction facility fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. At December 31, 2004 and 2003, approximately $6.4 million and $3.9 million, respectively, had been invested in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in gains of $173,536 and $2,962,041 for the years ended December 31, 2004 and 2003, respectively. Additionally, the Company recorded $11,213 in business interruption insurance during 2004, including $8,720 to replace lost income and $2,493 to cover fixed expenses. During 2003, the Company recorded $1,366,682 in business interruptions insurance, including $1,125,372 to replace lost income and $241,310 to cover fixed expenses. At December 31, 2003, approximately $484,000 was included in accounts receivable for expected insurance reimbursements.

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

     The Company has been sued by certain underwriters at Lloyd’s, London (“Lloyd’s”) in connection with a pending final settlement of our Junction, Texas fire claim.

     Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas seeking a declaratory judgment that they are not liable to reimburse us for certain costs of rebuilding the AERT Junction, Texas facility. Lloyd’s alleges that the Company did not rebuild the facility exactly as it had existed prior to the March 2003 fire and that the Company committed fraud in seeking reimbursement for alleged improvements made to the facility. Lloyd’s also seeks to retroactively cancel its portion of the insurance policy. The filing was unexpected because management believes the Company has cooperated fully with the claims underwriting process and negotiations toward a final settlement of the claim were progressing.

     Management believes the Lloyd’s lawsuit is without merit. The Company filed a counterclaim on January 24, 2005 denying all of Lloyd’s allegations and seeking immediate and full reimbursement for rebuilding of the Junction plant. The Company seeks to recover actual damages in the amount of at least $1.8 million plus attorney and court fees and punitive damages for acts of bad faith committed by Lloyd’s. No amount has been recorded in connection with this claim.

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

     As of December 31, 2004, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

	Year Ended December 31,
	2004	2003	2002
Net Sales —
Commercial and residential decking surface components	$51,885,985	$35,646,315	$33,996,864
Exterior door, window, and housing trim components	11,592,307	7,418,157	7,058,653
Industrial flooring	158,993	456,091	359,949

	$63,637,285	$43,520,563	$41,415,466

	Year Ended December 31,
	2004		2003		2002
	Springdale	Junction	Springdale	Junction	Springdale	Junction
Gross Margin —
Net revenues	$47,902,106	$15,735,179	$34,203,234	$9,317,329	$26,901,808	$14,513,658
Cost of goods sold	35,883,623	13,079,543	26,779,482	7,582,502	18,851,046	10,949,893

Gross margin	$12,018,483	$2,655,636	$7,423,752	$1,734,827	$8,050,762	$3,563,765

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

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation, including Certificate of Amendment filed on June 12, 1989 (a), and Certificate of Amendment filed on August 22, 1989. (b)

3.2	Certificate of Designation of Class B common stock. (a)

3.3	Bylaws of Registrant. (a)

3.4	Form of Class A common stock Certificate. (c)

4.2	Form of Class B common stock Certificate. (a)

4.8	Form of Class C Warrant Certificate. (h)

4.9	Form of Class D Warrant Certificate. (h)

4.10	Form of Class E Warrant Certificate. (h)

4.11	Form of Class F Warrant Certificate. (i)

4.12	Form of Class G Warrant Certificate. (i)

4.13	Form of Class H Warrant Certificate. (j)

4.14	Form of Class I Warrant Certificate. (k)

4.15	Form of Class J Warrant Certificate. (l)

4.16	Form of Class K Warrant Certificate. (m)

10.1.1	Private Placement Agreement. (o)

10.1.2	Consulting Agreement. (o)

10.1.3	Note Purchase Agreement. (o)

10.1.4	Form of Note. (o)

10.1.5	Form of Private Placement Warrants. (o)

10.1.6	Form of Consulting Warrants. (o)

10.9	Form of Right of Refusal Agreement among Class B common stockholders. (a)

10.10	1989 Stock Option plan. (a)

10.11	Form of Escrow Agreement with American Stock Transfer & Trust Company. (c)

10.15	Lease Agreement dated June 1, 1990 between the Registrant and J’s Feed, Inc. for the Registrant’s plastics reclamation facility. (e)

10.18	Loan Agreement with City of Rogers, arranged through Arkansas Industrial Development Commission. (f)

10.19	Lease Agreement dated June 15, 1992 between the Registrant and George’s, Inc. for the Registrant’s corporate office facility. (g)

10.20	Factoring Agreement dated April 30, 1993 between the Registrant and Brooks Investment Company. (h)

10.21	Private Placement Distribution Agreement dated September 23, 1993 between the Registrant and Berkshire International Finance, Inc. (h)

10.22	Lease Agreement dated June 16, 1994 between Registrant and Marjorie S. Brooks. (i)

10.27	Line of Credit Promissory Note payable to Jim G. Brooks and Marjorie S. Brooks. (i)

10.28	Amended and Restated Stock Option Plan. (i)

10.29	Non-Employee Director Stock Option Plan. (i)

10.30	Chairman Stock Option Plan. (i)

10.31	Factoring Agreement dated April 30, 1994 between the Registrant and Brooks Investment Company. (i)

10.32	Lease agreement dated July 29, 1997 between Registrant and Dwain A. Newman, et ux., and National Home Center, Inc. (n)

10.33	Securities Purchase Agreement. (p)

10.34	Certificate of Designation of Series A Preferred Convertible Stock. (p)

10.35	Certificate of Designation of Series B Preferred Convertible Stock. (p)

Exhibit No.	Description of Exhibit
10.36	Certificate of Designation of Series C Preferred Convertible Stock. (p)

10.37	Form of Series X Warrants. (p)

10.38	Form of Series Y Warrants. (p)

10.39	Registration Rights Agreement. (p)

10.40	Placement Agency Agreement. (p)

10.41	Indenture of Trust between City of Springdale and Regions Bank, Trustee, as of October 1, 2003. (r)

10.42	Mortgage and Loan Agreement between City of Springdale and Company, as of October 1, 2003.(r)

10.43	Assignment of Mortgage and Loan Agreement between City of Springdale and Regions Bank.(r)

10.44	Note Purchase Agreement between Company and Allstate Insurance Company dated October 9, 2003.(r)

10.45	Promissory Note made by Company dated October 9, 2003.(r)

10.46	Wood-Plastic Composite Decking Agreement (s)

23.1	Accountant’s consent**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president. **

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer. **

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer. **

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president. **

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer. **

32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer. **

*	The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.

**	Filed herewith.

(a)	Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Filed with Form 10-K for December 31, 1989.

(e)	Filed with Form 10-K for December 31, 1990.

(f)	Contained in Exhibits to Post Effective Amendment No. 1 to Registration Statement on Form S-1, No. 33-29593, filed December 24, 1991.

(g)	Filed with Form 10-K for December 31, 1992.

(h)	Filed with Form 10-K for December 31, 1992.

(i)	Filed with Form 10-K for December 31, 1994.

(j)	Filed with Form 10-K for December 31, 1996.

(k)	Filed with Form 10-K for December 31, 1996.

(l)	Filed with Form 10-K for December 31, 1996.

(m)	Filed with Form 10-K for December 31, 1996.

(n)	Filed with Form 10-K for December 31, 1997.

(o)	Contained in Exhibits to Registration Statement on Form S-3, No. 333-42555 filed December 18, 1997.

(p)	Filed with Form 10-K for December 31, 1998.

(q)	Filed with Form 10-K for December 31, 2002.

(r)	Filed with Form 10-Q for September 30, 2003.

(s)	Filed with Form 8-K on October 15, 2004 for October 12, 2004.