Form 10-Q
period 2005-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2005-05-13
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 1-10367

Advanced Environmental Recycling Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	71-0675758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

914 N Jefferson Street Post Office Box 1237
Springdale, Arkansas (Address of principal executive offices)	72765 (Zip Code)

(479) 756-7400

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: ☑ NO: ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2005, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 33,767,832 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Balance Sheets

ASSETS

	March 31,	December 31,
	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$2,116,687	$1,078,536
Restricted cash	1,025,697	679,635
Trade accounts receivable, net of allowance of $127,827 at March 31, 2005 and $153,536 at December 31, 2004	4,199,465	2,554,594
Inventories	6,284,895	7,392,838
Prepaid expenses	238,757	586,637

Total current assets	13,865,501	12,292,240

Land, buildings and equipment:
Land	1,612,243	1,612,243
Buildings and leasehold improvements	5,501,366	5,413,115
Machinery and equipment	34,251,867	33,524,077
Transportation equipment	890,299	775,669
Office equipment	747,047	755,000
Construction in progress	3,066,122	2,363,936

	46,068,944	44,444,040
Less accumulated depreciation	19,995,150	18,963,479

Net land, buildings, and equipment	26,073,794	25,480,561

Other assets:
Debt issuance costs, net of accumlated amortization of $416,902 at March 31, 2005 and $373,336 at December 31, 2004	3,168,199	3,211,766
Debt service reserve fund	2,150,750	2,057,792
Other assets, net of accumulated amortization of $342,733 at March 31, 2005 and $335,590 at December 31, 2004	231,365	298,434

Total other assets	5,550,314	5,567,992

	$45,489,609	$43,340,793

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2005	2004
	(unaudited)
Current liabilities:
Accounts payable — trade	$7,805,819	$8,486,792
Accounts payable — related parties	3,723,281	2,280,781
Current maturities of long-term debt	1,046,301	1,133,168
Accrued payroll expense	713,442	401,183
Other accrued liabilities	2,628,534	2,533,605
Notes payable — related parties	975,000	600,000
Notes payable — other	52,491	327,682

Total current liabilities	16,944,868	15,763,211

Long-term debt, less current maturities	15,558,775	15,571,068

Accrued premium on convertible preferred stock	69,000	276,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; 2,760 shares issued and outstanding at March 31, 2005 and December 31, 2004	2,760	2,760
Class A common stock, $.01 par value; 75,000,000 shares authorized; 33,742,832 and 32,032,123 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	337,428	320,322
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding at March 31, 2005 and December 31, 2004	14,655	14,655
Warrants outstanding; 13,430,400 at March 31, 2005 and 14,890,867 at December 31, 2004	6,120,861	6,917,544
Additional paid-in capital	28,677,117	27,376,565
Accumulated deficit	(22,235,855)	(22,901,332)

Total stockholders’ equity	12,916,966	11,730,514

Total liabilities and stockholders’ equity	$45,489,609	$43,340,793

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31
	2005	2004

Net sales	$19,943,530	$13,221,121
Cost of goods sold	15,623,910	10,632,911

Gross margin	4,319,620	2,588,210

Selling and administrative costs	3,055,653	2,383,718
Research and development	—	95,619

	3,055,653	2,479,337

Operating income	1,263,967	108,873
Other income (expense):
Insurance proceeds related to lost income	—	8,720
Interest income	3,112	918
Interest expense	(532,602)	(512,824)

	(529,490)	(503,186)

Income (loss) before extraordinary item and accrued premium on preferred stock	734,477	(394,313)
Accrued premium on preferred stock	(69,000)	(69,000)

Income (loss) before extraordinary item	665,477	(463,313)
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	173,536

Net income (loss) applicable to common stock	$665,477	$(289,777)

Income (loss) per share of common stock before extraordinary item (Basic)	$0.02	$(0.01)

Income (loss) per share of common stock before extraordinary item (Diluted)	$0.01	$(0.01)

Extraordinary gain per share of common stock (Basic and Diluted)	—	$0.01

Income (loss) per share of common stock after extraordinary item (Basic)	$0.02	$(0.01)

Income (loss) per share of common stock after extraordinary item (Diluted)	$0.01	$(0.01)

Weighted average number of common shares outstanding (Basic)	34,360,219	31,100,068

Weighted average number of common shares outstanding (Diluted)	44,872,346	31,100,068

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31
	2005	2004

Cash flows from operating activities:
Net income (loss) applicable to common stock	$665,477	$(289,777)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,038,814	1,021,426
Premium accrued on preferred stock	69,000	69,000
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	(173,536)
(Increase) decrease in other assets	10,535	(3,962)
Increase in cash restricted for letter of credit and internal costs	(170,149)	(252,466)
Changes in current assets and current liabilities	(1,055,925)	(179,755)

Net cash provided by operating activities	557,752	190,930

Cash flows from investing activities:
Purchases of land, buildings and equipment	(874,903)	(1,067,251)
Insurance proceeds from involuntary dispostion of property and equipment	—	669,012

Net cash used in investing activities	(874,903)	(398,239)

Cash flows from financing activities:
Proceeds from issuance of notes	700,000	800,000
Payments on notes	(699,352)	(773,103)
Increase in cash restricted for payment of long-term debt	(175,914)	(175,297)
Increase in outstanding advances on factored receivables	1,285,593	426,183
Debt acquisition costs	—	11,100
Proceeds from exercise of stock options and warrants, net	244,975	414,070

Net cash provided by financing activities	1,355,302	702,953

Increase in cash	1,038,151	495,644

Cash and cash equivalents, beginning of period	1,078,536	1,509,124

Cash and cash equivalents, end of period	$2,116,687	$2,004,768

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

Note 2: Description of the Company

          Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors.

Note 3: Extraordinary Items

          On March 28, 2003, there was an accidental fire at the Junction, Texas plant. The Company began demolition and partial rebuilding in April 2003. The initial restoration project, completed in May 2003, included the rebuilding of one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. The second extrusion line recommenced operations in May 2004. The Junction plant is fully insured for fire damage and business interruption.

          Through March 31, 2005 and 2004, the Company had received $6.0 million in insurance proceeds related to this incident, including amounts for lost income reimbursement. Due to the fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $173,536 for the three months ended March 31, 2004. Additionally, the Company recorded $11,213 in business interruption insurance during the first quarter of 2004, including $8,720 to replace lost income and $2,493 to cover fixed expenses. In addition, we had initially booked an additional receivable of approximately $864,000 and related income in the first quarter of 2004 for additional amounts we expect to collect from the insurers related to such matter. However, such claims are now being contested by the insurer and, although we intend to vigorously pursue the collection of such claims, we have, in accordance with generally accepted accounting principles, reversed any receivable and income for the first quarter of 2004 attributable to such disputed claims unless and until such claims are collected.

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

	2005	2004
	(unaudited)	(unaudited)

Receivables	$(1,644,871)	$(456,720)
Inventories	1,107,943	(600,160)
Prepaid expenses and other	347,881	318,382
Accounts payable - Trade and related parties	(1,274,066)	255,640
Accrued liabilities	407,188	303,103

	$(1,055,925)	$(179,755)

Cash paid for interest	$351,047	$324,513

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2005	2004
	(unaudited)	(unaudited)

Accounts / notes payable for equipment	$750,000	$1,067,252
Accrued premium on preferred stock paid with Class A common stock	276,000	276,000

Note 5: Significant Accounting Policies

Revenue Recognition Policy

          The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. The terms of this agreement qualify for revenue recognition under SAB 104. Sales are recorded net of discounts, rebates, and returns.

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

Inventories

          Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	March 31, 2005	December 31,
	(unaudited)	2004

Raw materials	$4,470,432	$5,479,344
Work in process	598,995	891,473
Finished goods	1,215,468	1,022,021

	$6,284,895	$7,392,838

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

Stock-Based Compensation

          The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the following:

	Three Months Ended
	March 31, 2005	March 31, 2004

		Before	After
		Extra-	Extra-
		ordinary	ordinary
		Item	Item

Net income (loss) applicable to common stock, as reported	$665,477	$(463,313)	$(289,777)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	7,147	31,499	31,499

Net income (loss) applicable to common stock, proforma	$658,330	$(494,812)	$(321,276)

Net income (loss) per share of common stock:
Basic — as reported	$0.02	$(0.01)	$(0.01)
Basic — pro forma	$0.02	$(0.02)	$(0.01)
Diluted — as reported	$0.01	$(0.01)	$(0.01)
Diluted — pro forma	$0.01	$(0.02)	$(0.01)

Recent Accounting Pronouncements

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

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and requires that cost to be recognized in the financial statements. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which includes interpretations that express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt the provisions of SFAS 123R no later than the beginning of the first interim or annual reporting period of the Company’s first fiscal year that begins on or after June 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s financial statements and related disclosures.

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

Note 6: Income Taxes

          No income tax provision was recorded for the three months ended March 31, 2005, due to the realization of previously unrecognized net operating loss carryforwards. The Company continues to provide a valuation allowance against the deferred tax asset resulting from net operating loss carryforwards.

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

          As of March 31, 2005, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line and neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

Net Sales - Three months ended March 31	2005	2004

Commercial and residential decking surface components	$16,488,362	$11,016,362
Exterior door, window and housing trim components	3,455,168	2,204,759

	$19,943,530	$13,221,121

Gross Margin -
Three months ended March 31,	2005		2004

	Springdale	Junction	Springdale	Junction
Net sales	$15,251,398	$4,692,132	$10,202,727	$3,018,394
Cost of goods sold	11,907,649	3,716,261	7,735,613	2,897,298

Gross margin	$3,343,749	$975,871	$2,467,114	$121,096

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

	Three Months Ended
	March 31, 2005	March 31, 2004

		Before	After
		Extra-	Extra-
		ordinary	ordinary
		Item	Item
Net income (loss) applicable to common stock (A)	$665,477	$(463,313)	$(289,777)

Assumed exercise of stock options and warrants	18,244,664	—	—
Application of assumed proceeds toward repurchase of stock at average market price.	(7,732,537)	—	—

Net additional shares issuable	10,512,127	—	—

Adjustment of shares outstanding:
Weighted average common shares outstanding	34,360,219	31,100,068	31,100,068
Net additional shares issuable	10,512,127	—	—

Adjusted shares outstanding (B)	44,872,346	31,100,068	31,100,068

Net income (loss) per common share - Diluted (A) divided by (B)	$0.01	$(0.01)	$0.02

Antidilutive and/or non-exercisable options	1,207,500	N/A	N/A
Antidilutive and/or non-exercisable warrants	2,333,933	N/A	N/A

          The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarter ended March 31, 2005, as indicated in the table above. Those options and warrants were antidilutive and/or not exercisable at March 31, 2005. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. Except in the case the Company incurs a loss from continuing operations, the conversion of all series of preferred stock is assumed in calculating Diluted EPS.

Note 9: Commitments and Contingencies

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

          We believe the Lloyd’s lawsuit is without merit. We filed an answer to the complaint and a counterclaim on January 24, 2005 in which we denied all material allegations that we had deliberately and fraudulently submitted a claim and had wrongfully classified our losses, and are affirmatively seeking to recover actual damages of at least $1.8 million plus attorney and court fees. We are also having our lawyers investigate whether we can establish a claim that Lloyd’s acted in bad faith, which claim if established, pled, and proven would expose Lloyd’s to punitive damages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          As a growing business in an expanding market, we faced many challenges over the last year, including:

•	To fund our growth, we require increasing amounts of working capital. We suffered from a lack of adequate working capital during 2004, the effect of which was to hold back our capital expansion and efficiency programs. A major contributor to this inadequacy was the failure of our insurance carrier to pay the full amount of our fire insurance claim on the Junction, Texas plant (See Item 1. Legal Proceedings). This limited our ability to meet our customer’s needs by slowing the reconstruction of the Texas plant.

•	We were overly dependent for raw materials on outside plastic recycling companies and virgin resin producers. As some of our suppliers faced their own challenges in the face of rapidly rising plastic scrap prices, AERT was periodically left without adequate quantity and quality materials for our composite board extrusion lines. This negatively affected our ability to keep up with growing customer orders. We were forced to purchase alternative feedstock, such as virgin polyethylene, to keep our factories running and meet our obligations to our customers. The higher priced input materials pushed up our cost of goods sold and depressed our gross margin. Our ability to respond to the shifting market conditions was hampered by insufficient capital resources when the insurance carrier failed to pay the fire claim.

•	Attempting to use lower cost and lower quality feedstock sometimes reduced efficiencies and generated higher overall costs.

•	We were overly dependent on one customer. Since 1995, we have sold our decking products exclusively to Weyerhaeuser, who resold it through their distribution system. Over time, Weyerhaeuser’s business strategy has shifted and we believed that their distribution system was not allowing us to grow and adequately compete in some attractive market segments. In particular, their reluctance to take and hold independent lumber dealer inventory each year during the fourth quarter has limited our growth and tied up our working capital.

•	Our aggressive growth objectives have increased the need for human capital and we are working to hire, train, and staff additional supervisory and management personnel.

•	We believe that an excessive “overhang” of common stock warrants limits institutional participation in the market for our stock in the near term, which depresses our stock price and limits our access to additional equity capital.

          During 2005 and beyond, we are focused on alleviating these structural impediments to our growth and profitability. For example:

•	We are completing the reconstruction of the Texas plant;

•	We are investing in additional in-house plastic recycling capacity;

•	We are further automating our manufacturing facilities;

•	We continue to focus on increasing gross margins through price increases and increased efficiencies;

•	We are re-evaluating the margin and profit contribution of all our product lines;

•	We have renegotiated the distribution arrangements with Weyerhaeuser to allow us to sell decking products to other customers, though Weyerhaeuser retains an exclusive right to purchase ChoiceDek products for re-sale to Lowe’s Home Improvement stores. Over 80% of Weyerhaeuser’s 2004 purchases from us were for re-sale to Lowe’s. For 2005, we have introduced our MoistureShield line of decking and will have more focus on its production and sale in this and coming years;

•	We are in discussions with additional sources of working capital. We expect to finalize at least one new working capital arrangement in 2005;

•	We are aggressively recruiting new AERT associates for senior and middle management levels. Some highly qualified new people have already joined the AERT team in 2005.

•	Many of the outstanding stock warrants will expire in 2005 and 2006, with the balance expiring in 2007.

•	In 2004, we invested $7.4 million in manufacturing infrastructure (plant and equipment) and plan to spend $8 million in 2005. Most of the capital expansion was, and will be, funded through cashflow. (See Liquidity and Capital Resources.)

•	We continue to build brand recognition and our reputation with the quality of our products.

          Our building program is intended to provide the capacity necessary to achieve higher sales levels, improve operating efficiency, and sustain our growth. Our expansion plans currently are prioritized around increasing plastic recycling capacity and lowering raw material costs, in conjunction with further automating our production processes to improve efficiencies and increase margins. We are currently adding plastic recycling equipment in Lowell, which is designed to increase our internal capability of processing scrap plastic. We have completed the site work for the addition of a production facility on the property adjacent to our Springdale plant, and construction on a second raw material system to service both plants has commenced and is intended to become operational starting in phases during the second quarter of 2005.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

          The following table sets forth selected information from our statements of operations.

Quarterly Comparsion

	Three Months Ended March 31:
	2005	% Change	2004
Net sales	$19,943,530	50.8%	$13,221,121
Cost of goods sold	15,623,910	46.9%	10,632,911
% of net sales	78.3%	-2.1%	80.4%

Gross margin	4,319,620	66.9%	2,588,210
% of net sales	21.7%	2.1%	19.6%
Selling and administrative costs	3,055,653	28.2%	2,383,718
% of net sales	15.3%	-2.7%	18.0%
Research and development	—	-100.0%	95,619

Subtotal	3,055,653	23.2%	2,479,337
% of net sales	15.3%	-3.5%	18.8%

Operating income	1,263,967	1061.0%	108,873
% of net sales	6.3%	5.5%	0.8%
Other income (expense):
Insurance proceeds related to lost income	—	-100.0%	8,720
Net interest expense	(529,490)	3.4%	(511,906)

Income (loss) before extraordinary item and accrued premium on preferred stock	734,477	*	(394,313)
% of net sales	3.7%	6.7%	-3.0%
Accrued premium on preferred stock	(69,000)	—	(69,000)

Income (loss) before extraordinary item	$665,477	*	(463,313)
% of net sales	3.3%	6.8%	-3.5%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	-100.0%	173,536

Net income (loss) applicable to common stock	$665,477	*	$(289,777)
% of net sales	3.3%	5.5%	-2.2%

*	Not meaningful as a percentage change.

Net Sales

          Our net sales for the three months ended March 31, 2004 and 2005 are summarized as follows:

	Three months ended March 31:
	2005	% Change	2004
Springdale facility	$15,251,398	49.5%	$10,202,727
Junction facility	4,692,132	55.5%	3,018,394

Total net sales	$19,943,530	50.9%	$13,221,121

Net sales for the quarter ended March 31, 2005 increased through a combination of factors, including:

•	Product mix consisted of a higher percentage of value added products, including the new ChoiceDek Premium Embossed and MoistureShield embossed decking. This accounts for approximately 17% of the increase;

•	We implemented a price increase in December 2004, which accounts for approximately 20% of the increase;

•	Progress towards restoration of the Junction plant to its pre-fire capacity accounts for approximately 11% of the increase; and

•	Increased productivity resulting from capital improvement projects increased output and reduced manufacturing waste. Productivity gains account for approximately 52% of the increase.

          Further modest price increases are planned for second quarter 2005. Customer orders received in the first quarter 2005 exceeded manufacturing capacity.

Cost of Goods Sold

          Our cost of goods sold, as a percent of sales, decreased for the quarter ended March 31, 2005 compared to the same period of 2004. The gross profit margin for the quarter increased to 21.7% from 19.6% in the same quarter last year. Labor and overhead costs were down, as a percent of sales, due to increased plant automation installed over the last year, higher factory utilization in the quarter compared to last year, efficiency improvements at the Springdale, Arkansas plant and increased capacity resulting from progress with the Junction plant reconstruction following the fire. Material costs were up significantly due to higher costs of polyethylene scrap prices. Polyethylene costs continued to rise in the first quarter 2005 and remain unpredictable. Sustained upward price movement for our raw materials has an adverse effect on our profitability.

Selling and Administrative Costs

          Selling and administrative costs decreased from 18% of sales in the quarter ended March 31, 2004 to 15.3% of sales in the quarter ended March 31, 2005 as we increased sales at a faster rate than overhead expenses. Compensation, repair and maintenance, depreciation, utilities, and rents together comprise 75% of sales and administrative expenses.

Income

          As a result of the above, earnings before and after the extraordinary gain increased for the quarter ended March 31, 2005 as compared to the same period of 2004.

Extraordinary Item

          The extraordinary gain in the first quarter of 2004 is due to the major fire at the Junction facility in March 2003. The Junction facility was, and is, fully insured. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $173,536 for the quarter ended March 31, 2004; in addition we recognized a gain of approximately $2.96 million in 2003 attributable to such insurance proceeds as the facility and equipment damaged had been nearly fully depreciated. In addition, we had initially booked a receivable of approximately $864,000 and related income in the first quarter of 2004 for additional amounts we expect to collect from the insurers related to such matter. However, such claims are now being contested by the insurer and, although we intend to vigorously pursue the collection of such claims, we have, in accordance with generally accepted accounting principles, reversed any receivable and income for the first quarter of 2004 attributable to such disputed claims unless and until such claims are collected.

Liquidity and Capital Resources

          At March 31, 2005, we had a working capital deficit of $3.1 million compared to a working capital deficit of $3.5 million at December 31, 2004. The working capital deficit included total current liabilities of approximately $16.94 million, of which $3.34 million was for accrued payroll expense and other accrued liabilities, $11.53 million was in payables and $2.07 million was a combination of short-term notes payable and the current portion of long-term debt. The working capital deficit reflects management’s decision to pay for its capital expansion using cash generated from operations and also reflects delays and difficulties in obtaining reimbursement by the insurance carrier for rebuilding the Junction plant from fire damage. Additionally, pursuant to our bond agreement, we are required to maintain a debt service reserve fund in the amount of approximately $2.1 million, which is classified as a non-current asset in our balance sheet. We spent approximately $1.6 million on capital expansion during the first quarter of 2005. Expenditures were primarily for construction at our second Springdale manufacturing site, which we plan to complete by the end of 2005, and machinery at our existing Springdale manufacturing facility.

          Unrestricted cash increased $1.0 to $2.1 million at March 31, 2005 from December 31, 2004. Significant components of that increase were: (i) cash provided by operating activities of $557,752, which consisted of the net income for the period of $665,477 increased by depreciation and amortization of $1.04 million and decreased by other uses of cash of approximately $1.15 million; (ii) cash used in investing activities of $874,903; and (iii) cash provided by financing activities of approximately $1.36 million. Payments on notes during the period were $699,352, including $325,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $700,000, which was completely comprised of amounts received from Brooks Investment Company. At March 31, 2005, we had bonds and notes payable in the amount of $17.6 million, of which $2.1 million was current notes payable and the current portion of long-term debt.

          We believe that funds generated from operations will be adequate for us to pay operating expenses and meet our fixed obligations for the balance of 2005 and into the future. New capital projects are funded primarily from cash flow available after meeting our operating and fixed obligations, so there is no assurance as to when, or if, funds will be available to complete our planned capital projects. Our capital improvement budget for 2005 is currently estimated at $8 million, of which we believe we can finance $2 million through long-term debt and operating leases; the balance of required funds must come from cash flow. We have no commitment from long term debt or leasing sources and there is no assurance that such funding will be available. If we are unable to complete our 2005 capital expansion program as planned, it will affect our ability to grow sales and profit margins in 2005 and future years.

          We have proceeded with reconstruction of the fire-damaged Junction, Texas facility despite a dispute with our third tier insurance carrier, Lloyds of London, and have been required to invest $1.4 million from cash flow. We have filed a claim seeking $1.8 million from Lloyds (see Legal Proceedings).

          Under the 2003 bond agreement, AERT covenants that it will maintain certain financial ratios. If we fail to comply with the covenants, or to secure a waiver therefrom, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy.

          We were not in compliance with two of the quarterly covenants as of March 31, 2005. The bond trustee has waived these covenants as of December 31, 2004 through, and including, December 31, 2005. We expect to be in compliance with all bond covenants by December 31, 2005.

Bonds payable and Allstate Notes Payable Debt Covenants	March 31, 2005	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	2.88	Yes
Current ratio of not less than 1.00 to 1.00 (as adjusted1)	0.95	No-Waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	17.4%	No-Waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.8%	Yes

(1)	The current ratio calculation was modified to include the debt service reserve fund of $2,150,750 in current assets.

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

Forward-Looking Information

          An investment in our securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice. In addition, this Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as “believes”, “anticipates”, “expects”, “estimates”, “should”, “may”, “will” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Prospective purchasers of our securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

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

Item 4. Controls and Procedures.

          Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Edward J. Lysen, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of March 31, 2005 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, these executive officers have concluded that, as of March 31, 2005, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. During the first quarter ended March 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

          We believe the Lloyd’s lawsuit is without merit. We filed an answer to the complaint and a counterclaim on January 24, 2005 in which we denied all material allegations that we had deliberately and fraudulently submitted a claim and had wrongfully classified our losses, and are affirmatively seeking to recover actual damages of at least $1.8 million plus attorney and court fees. We are also having our lawyers investigate whether we can establish a claim that Lloyd’s acted in bad faith, which claim if established, pled, and proven would expose Lloyd’s to punitive damages.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

          On February 7, 2005, we issued an aggregate of 976,398 shares of our Class A common stock to Zanett Lombardier, Ltd. upon the cashless exercise of 1,253,784 Consulting warrants with an exercise price of $0.375. We believe, due to the nature of the relationship of this firm to us and the isolated nature of the transaction, that the issuance and sale of the shares of Class A common stock underlying such warrants was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2005.

Item 6. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed and incorporated by reference as part of this report.

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

Date: May 13, 2005

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