Form 10-Q
period 2005-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2005-08-15
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes            No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2005, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 34,126,403 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index
PART I — FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Balance Sheets, June 30, 2005 (unaudited) and December 31, 2004	1-2

	Statements of Operations (unaudited) Three and Six Months Ended June 30, 2005 and 2004	3

	Statements of Cash Flows (unaudited) Six Months Ended June 30, 2005 and 2004	4

	Notes to Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	22

Item 4.	Controls and Procedures	22-23

PART II — OTHER INFORMATION

Item 6.	Exhibits	23

Signatures		24

Index to Exhibits		25
Wood-Plastic Composite Decking Agreement
Certification Pursuant to Section 302 - Chairman, Co-Chief Executive Officer & President
Certification Pursuant to Section 302 - Co-Chief Executive Officer
Certification Pursuant to Section 302 - Chief Financial Officer
Certification Pursuant to Section 906 - Chairman, Co-Chief Executive Officer & President
Certification Pursuant to Section 906 - Co-Chief Executive Officer
Certification Pursuant to Section 906 - Chief Financial Officer
* Confidential treatment has been requested with respect to certain portions of the exhibit. Omitted portions have been filed with the Securities and Exchange Commission

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
ASSETS

	June 30,	December 31,
	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$1,581,385	$1,078,536
Restricted cash	1,087,234	679,635
Trade accounts receivable, net of allowance of $122,679 at June 30, 2005 and $153,536 at December 31, 2004	3,784,806	2,554,594
Inventories	6,927,756	7,392,838
Prepaid expenses	1,335,036	586,637

Total current assets	14,716,217	12,292,240

Land, buildings and equipment:
Land	1,612,243	1,612,243
Buildings and leasehold improvements	5,649,960	5,413,115
Machinery and equipment	35,047,893	33,524,077
Transportation equipment	890,299	775,669
Office equipment	753,885	755,000
Construction in progress	3,814,674	2,363,936

	47,768,954	44,444,040
Less accumulated depreciation	21,018,515	18,963,479

Net land, buildings, and equipment	26,750,439	25,480,561

Other assets:
Debt issuance costs, net of accumulated amortization of $460,471 at June 30, 2005 and $373,336 at December 31, 2004	3,124,631	3,211,766
Debt service reserve fund	2,078,826	2,057,792
Other assets, net of accumulated amortization of $349,877 at June 30, 2005 and $335,590 at December 31, 2004	212,297	298,434

Total other assets	5,415,754	5,567,992

	$46,882,410	$43,340,793

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2005	2004
	(unaudited)
Current liabilities:
Accounts payable — trade	$8,864,287	$8,486,792
Accounts payable — related parties	3,018,201	2,280,781
Current maturities of long-term debt	954,752	1,133,168
Accrued payroll expense	785,439	401,183
Other accrued liabilities	1,549,634	2,533,605
Notes payable — related parties	650,000	600,000
Notes payable — other	1,156,924	327,682

Total current liabilities	16,979,237	15,763,211

Long-term debt, less current maturities	15,546,700	15,571,068

Accrued premium on convertible preferred stock	138,000	276,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; 2,760 shares issued and outstanding at June 30, 2005 and December 31, 2004	2,760	2,760
Class A common stock, $.01 par value; 75,000,000 shares authorized; 34,117,832 and 32,032,123 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	341,178	320,322
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding at June 30, 2005 and December 31, 2004	14,655	14,655
Warrants outstanding; 10,369,813 at June 30, 2005 and 14,890,867 at December 31, 2004	5,115,463	6,917,544
Additional paid-in capital	30,061,334	27,376,565
Accumulated deficit	(21,316,917)	(22,901,332)

Total stockholders’ equity	14,218,473	11,730,514

Total liabilities and stockholders’ equity	$46,882,410	$43,340,793

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net sales	$20,954,211	$16,162,575	$40,897,741	$29,383,696
Cost of goods sold	16,219,585	11,978,074	31,843,495	22,610,985

Gross margin	4,734,626	4,184,501	9,054,246	6,772,711

Selling and administrative costs	3,289,105	2,728,442	6,344,758	5,112,160
Research and development	—	—	—	95,619

	3,289,105	2,728,442	6,344,758	5,207,779

Operating income	1,445,521	1,456,059	2,709,488	1,564,932

Other income (expense):
Insurance proceeds related to lost income	—	—	—	8,720
Interest income	4,594	979	7,706	1,897
Interest expense	(462,177)	(530,896)	(994,779)	(1,043,720)

	(457,583)	(529,917)	(987,073)	(1,033,103)

Income before extraordinary item and accrued premium on preferred stock	987,938	926,142	1,722,415	531,829
Accrued premium on preferred stock	(69,000)	(69,000)	(138,000)	(138,000)

Income before extraordinary item	918,938	857,142	1,584,415	393,829
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	—	—	173,536

Net income applicable to common stock	$918,938	$857,142	$1,584,415	$567,365

Income per share of common stock before extraordinary item (Basic)	$0.03	$0.03	$0.05	$0.01

Income per share of common stock before extraordinary item (Diluted)	$0.02	$0.02	$0.04	$0.01

Extraordinary gain per share of common stock (Basic)	—	—	—	$0.01

Extraordinary gain per share of common stock (Diluted)	—	—	—	$0.00

Income per share of common stock after extraordinary item (Basic)	$0.03	$0.03	$0.05	$0.02

Income per share of common stock after extraordinary item (Diluted)	$0.02	$0.02	$0.04	$0.01

Weighted average number of common shares outstanding (Basic)	35,265,550	31,618,748	34,815,069	31,359,408

Weighted average number of common shares outstanding (Diluted)	42,841,293	41,122,225	42,694,375	41,405,362

     The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income applicable to common stock	$1,584,415	$567,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,078,298	2,032,110
Premium accrued on preferred stock	138,000	138,000
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	(173,536)
Decrease in other assets	137,952	45,814
Increase in cash restricted for letter of credit and interest costs	(1,869)	(20,505)
Changes in current assets and current liabilities	(1,863,101)	(142,550)

Net cash provided by operating activities	2,073,695	2,446,698

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,838,804)	(2,871,260)
Insurance proceeds from involuntary disposition of property and equipment	—	669,012

Net cash used in investing activities	(1,838,804)	(2,202,248)

Cash flows from financing activities:
Proceeds from issuance of notes	700,000	1,350,000
Payments on notes	(1,295,126)	(1,566,729)
Increase in cash restricted for payment of long-term debt	(405,731)	(350,854)
Increase in outstanding advances on factored receivables	650,246	545,469
Debt acquisition costs	—	11,100
Proceeds from exercise of stock options and warrants, net	618,569	432,070

Net cash provided by financing activities	267,958	421,056

Increase in cash and cash equivalents	502,849	665,506
Cash and cash equivalents, beginning of period	1,078,536	1,056,211

Cash and cash equivalents, end of period	$1,581,385	$1,721,717

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
Note 2: Description of the Company
     Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. We recently added a warehouse and reload complex in Lowell, Arkansas. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors.
Note 3: Extraordinary Items
     On March 28, 2003, there was an accidental fire at the Junction, Texas plant. The Company began demolition and partial rebuilding in April 2003. The initial restoration project, completed in May 2003, was designed and intended to get the plant back into immediate production in order to hold on to a portion of its customers, and included the rebuilding of one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. The second extrusion line recommenced operations in May 2004. The Junction plant was thought to be fully insured for fire damage and business interruption, with a three tier policy of $9,575,000, as of that date.
     Our total insurance claim related to the fire was $7.8 million. We had three tiers of insurance coverage, each tier from a different insurance provider. The first two tiers paid up to the limit of their coverage, which totaled $6 million. Our third tier provider, Lloyd’s London, refused to pay any amount related to our claim (see Note 9: Commitments and Contingencies). Due to the fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. Insurance proceeds received from our second tier insurance provider to reimburse costs incurred to reconstruct the facility resulted in a gain of $173,536 for the six months ended June 30, 2004. Additionally, the Company recorded $11,213 in business interruption insurance during the first six months of 2004, including $8,720 to replace lost income and $2,493 to cover fixed expenses. In addition, the Company had initially booked an additional receivable of approximately $864,000 and related income in the first quarter of 2004 for additional amounts we expect to collect from the insurers related to such matter. However, such claims are now being contested by the insurer and, although we intend to vigorously pursue the collection of such claims, we have, in accordance with generally accepted accounting principles, reversed any receivable and income for the first quarter of 2004 attributable to such disputed claims unless and until such claims are collected.
Note 4: Statements of Cash Flows
     In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and cash equivalents, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the six months ended June 30:

	2005	2004
	(unaudited)	(unaudited)
Receivables	$(1,230,212)	$(954,945)
Inventories	465,081	(1,098,192)
Prepaid expenses and other	523,185	470,362
Accounts payable –
Trade and related parties	(1,133,878)	1,112,230
Accrued liabilities	(487,277)	327,995

	$(1,863,101)	$(142,550)

Cash paid for interest	$1,069,848	$917,825

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2005	2004
	(unaudited)	(unaudited)
Notes payable for financing of insurance policies	$1,271,584	$1,066,083
Accounts / notes payable for equipment	1,486,111	1,096,938
Accrued premium on preferred stock paid with Class A common stock	276,000	276,000

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
 Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Raw materials	$4,792,202	$5,479,344
Work in process	769,533	891,473
Finished goods	1,366,021	1,022,021

	$6,927,756	$7,392,838

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
 Stock-Based Compensation
     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Beginning in 2005, the Company has modified its employee/director equity compensation policies to generally provide restricted stock awards rather than stock options. Restricted stock awards are expensed as a portion of compensation costs. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the following:

	Three Months Ended June 30:
	2005	2004
Net income applicable to common stock, as reported	$918,938	$857,142
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	5,454	103,763

Net income applicable to common stock, proforma	$913,484	$753,379

Net income per share of common stock:
Basic — as reported	$0.03	$0.03
Basic — pro forma	$0.03	$0.02
Diluted — as reported	$0.02	$0.02
Diluted — pro forma	$0.02	$0.02

	Six Months Ended June 30:
	2005	2004
		Before	After
		Extra-	Extra-
		ordinary	ordinary
		Item	Item
Net income applicable to common stock, as reported	$1,584,415	$393,829	$567,365
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	12,601	135,262	135,262

Net income applicable to common stock, proforma	$1,571,814	$258,567	$432,103

Net income per share of common stock:
Basic — as reported	$0.05	$0.01	$0.02
Basic — pro forma	$0.05	$0.01	$0.01
Diluted — as reported	$0.04	$0.01	$0.01
Diluted — pro forma	$0.04	$0.01	$0.01

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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and requires that cost to be recognized in the financial statements. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which includes interpretations that express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt the provisions of SFAS 123R no later than the beginning of the first interim or annual reporting period of the Company’s first fiscal year that begins on or after June 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s financial statements and related disclosures, particularly since the Company during 2005 has begun to more generally issue restricted stock awards rather than stock option awards.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle, including all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal beginning after December 15, 2005.
Note 6: Income Taxes
     No income tax provision was recorded for the three or six months ended June 30, 2005, due to the realization of previously unrecognized net operating loss carryforwards. The Company continues to provide a valuation allowance against the deferred tax asset resulting from net operating loss carryforwards.

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
     As of June 30, 2005, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line and neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

Net Sales — Three months ended June 30:	2005	2004
Commercial and residential decking surface components	$17,626,125	$13,140,449
Exterior door, window and housing trim components	3,328,086	3,022,126

	$20,954,211	$16,162,575

Net Sales — Six months ended June 30:	2005	2004
Commercial and residential decking surface components	$34,114,487	$24,156,811
Exterior door, window and housing trim components	6,783,254	5,226,885

	$40,897,741	$29,383,696

Gross Margin —
Three months ended June 30:	2005		2004
	Springdale	Junction	Springdale	Junction
Net sales	$16,503,036	$4,451,175	$12,444,841	$3,717,734
Cost of goods sold	12,570,243	3,649,342	8,515,873	3,462,201

Gross margin	$3,932,793	$801,833	$3,928,968	$255,533

Gross Margin —
Six months ended June 30:	2005		2004
	Springdale	Junction	Springdale	Junction
Net sales	$31,754,434	$9,143,307	$22,647,568	$6,736,128
Cost of goods sold	24,477,892	7,365,603	16,251,486	6,359,499

Gross margin	$7,276,542	$1,777,704	$6,396,082	$376,629

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

	Three Months Ended June 30
	2005	2004
Net income applicable to common stock (A)	$918,938	$857,142

Assumed exercise of stock options and warrants	14,861,274	17,437,914
Application of assumed proceeds toward repurchase of stock at average market price	(7,285,531)	(7,934,437)

Net additional shares issuable	7,575,743	9,503,477

Adjustment of shares outstanding:
Weighted average common shares outstanding	35,265,550	31,618,748
Net additional shares issuable	7,575,743	9,503,477

Adjusted shares outstanding (B)	42,841,293	41,122,225

	Three Months Ended June 30:
	2005	2004
Net income per common share — Diluted (A) divided by (B)	$0.02	$0.02

Antidilutive and/or non-exercisable options	1,207,500	1,701,000
Antidilutive and/or non-exercisable warrants	1,021,269	4,774,598

	Six Months Ended June 30:
	2005	2004
		Before	After
		Extra-	Extra-
		ordinary	ordinary
		Item	Item
Net income applicable to common stock (A)	$1,584,415	$393,829	$567,365

Assumed exercise of stock options and warrants	14,861,274	17,637,914	17,637,914
Application of assumed proceeds toward repurchase of stock at average market price	(6,981,968)	(7,591,960)	(7,591,960)

Net additional shares issuable	7,879,306	10,045,954	10,045,954

Adjustment of shares outstanding:
Weighted average common shares outstanding	34,815,069	31,359,408	31,359,408
Net additional shares issuable	7,879,306	10,045,954	10,045,954

Adjusted shares outstanding (B)	42,694,375	41,405,362	41,405,362

Net income per common share — Diluted (A) divided by (B)	$0.04	$0.01	$0.01

Antidilutive and/or non-exercisable options	1,207,500	1,526,000	1,526,000
Antidilutive and/or non-exercisable warrants	1,021,269	4,749,598	4,749,598
     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarters and six months ended June 30, 2005 and 2004 as indicated in the tables above. Those options and warrants were antidilutive and/or not exercisable during those periods. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. Except in the case the Company incurs a loss from continuing operations, the conversion of all series of preferred stock is assumed in calculating Diluted EPS.
Note 9: Commitments and Contingencies
     We have been sued by certain underwriters at Lloyd’s, London (“Lloyd’s”) in connection with a pending final settlement of our Junction, Texas fire claim. Our total claim was $7.8 million. We had three tiers of insurance coverage, each tier from a different insurance provider. The first two tiers paid up to the limit of their coverage, which totaled $6 million. Our third tier provider, Lloyd’s, refused to pay any amount related to our claim.
     Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas seeking a declaratory judgment, declaring that they are not liable to reimburse us for certain costs of rebuilding the AERT Junction, Texas facility. Lloyd’s alleges that we did not rebuild the facility exactly as it had existed prior to the March 2003 fire and that we committed fraud in seeking reimbursement for alleged improvements made to the facility.

Lloyd’s also seeks to retroactively cancel its portion of the insurance policy. The filing was unexpected by us because we have cooperated fully with the claims underwriting process and negotiations toward a final settlement of the claim seemed to be progressing prior to the lawsuit.
     We believe the Lloyd’s lawsuit is without merit. We filed an answer to the complaint and a counterclaim on January 24, 2005 in which we denied all material allegations that we had deliberately and fraudulently submitted a claim and had wrongfully classified our losses, and are affirmatively seeking to recover actual damages of at least $1.8 million plus attorney and court fees. Our counterclaim also includes a claim against Lloyd’s for its bad faith failure to pay under the policy of insurance issued to AERT. If this bad faith claim is established and proven, it would expose Lloyd’s to punitive damages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          As a growing business in an expanding market, we faced many challenges over the last year, including:
•	To fund our growth, we require increasing amounts of working capital. We have suffered from a lack of adequate working capital, the effect of which is to hold back our capital expansion and efficiency programs. A major contributor to this inadequacy was the failure of our insurance carrier to pay the full amount of our fire insurance claim on the Junction, Texas plant. This limited our ability to meet our customers’ needs by slowing the reconstruction of the Texas plant.

•	We have been overly dependent for raw materials on outside plastic recycling companies and virgin resin producers. As some of our suppliers faced their own challenges from rapidly rising plastic scrap prices, AERT was periodically left without an adequate quantity and quality of materials for our composite board extrusion lines. This negatively affected our ability to keep up with growing customer orders. We were periodically forced to purchase alternative feedstock, such as virgin polyethylene, to keep our factories running and meet our obligations to our customers. The higher priced input materials pushed up our cost of goods sold and depressed our gross margin. Our ability to respond to the shifting market conditions was hampered by insufficient capital resources, which was partially caused by the insurance carrier’s failure to pay the fire claim.

•	We are overly dependent on one customer. Since 1995, we have sold our decking products exclusively to Weyerhaeuser, who resold it through their distribution system. Over time, Weyerhaeuser’s business strategy has shifted and we believed that their distribution system was not allowing us to grow and adequately compete in some attractive market segments. In particular, their reluctance to take and hold independent lumber dealer inventory each year during the fourth quarter has limited our growth and tied up our working capital.

•	Our aggressive growth objectives have increased the need for human capital and we are working to hire, train, and staff additional supervisory and management personnel.

•	We believe that an excessive “overhang” of common stock warrants limits institutional participation in the market for our stock in the near term, which depresses our stock price and limits our access to additional equity capital.
          During 2005 and beyond, we are focused on alleviating these structural impediments to our growth and profitability. For example:
•	We are completing the reconstruction of the Texas plant.

•	We are investing in additional in-house plastic recycling capacity.

•	We are further automating our manufacturing facilities.

•	We have added a warehouse and reload complex in Lowell, Arkansas.

•	We continue to focus on increasing gross margins through price increases and increased efficiencies.

•	We are re-evaluating the margin and profit contribution of all our product lines.

•	We have renegotiated the distribution arrangements with Weyerhaeuser to allow us to sell decking products to other customers, though Weyerhaeuser retains an exclusive right to purchase ChoiceDek products for re-sale to Lowe’s Home Improvement stores. Over 80% of Weyerhaeuser’s 2004 purchases from us were for re-sale to Lowe’s. The new agreement with Weyerhaeuser allows us to sell our new MoistureShield decking product to the non-home improvement segments of the market. Broadening decking distribution through a group of regional, smaller, and more product-focused decking distributors will allow us to provide better customer service and support to commercial contractors. It will also allow us to reduce our reliance on any given customer.

The MoistureShield decking line positively addresses the commercial market segment. Although there has been only a limited regional marketing effort thus far, initial results are extremely positive. As production capacity increases, product will be available for additional markets. We believe that our previous exposure in the lumber dealer marketplace and its unparalleled product field history will provide substantial future growth for the MoistureShield line.
•	We are in discussions with additional sources of working capital, and expect to finalize at least one new working capital arrangement in 2005. We have signed a letter of intent for a $10 million line of credit with a commercial finance company for trade receivable financing, which we expect to be in use by the end of the third quarter of 2005.

•	We are aggressively recruiting new AERT associates for senior and middle management levels.

•	Many of the outstanding stock warrants will expire in 2005 and 2006, with the balance expiring in 2007.

•	In 2004, we invested $7.4 million in manufacturing infrastructure (plant and equipment) and plan to spend $10 million in 2005. Our capital expansion plan was also held back due to cash flow being diverted to rebuild the Texas plant, as the third tier insurance provider, Lloyd’s London, disputed the final claim and refused to pay. Most of the capital expansion was, and will be, funded through cashflow. (See Liquidity and Capital Resources.)

•	We continue to build brand recognition and our reputation with the quality of our products.
          Our building program is intended to provide the capacity necessary to achieve higher sales levels, improve operating efficiency, and sustain our growth. We have added plastic recycling equipment in Lowell, which is designed to increase our internal capability of processing scrap plastic. We have completed the site work for the addition of a production facility on the property adjacent to our Springdale plant, and construction on a second raw material system to service both plants has commenced, as well as building construction, and is intended to become operational starting in phases during the first quarter of 2006.

Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     The following table sets forth selected information from our statements of operations.
Quarterly Comparison

	Three Months Ended June 30:
	2005	% Change	2004
Net sales	$20,954,211	29.6%	$16,162,575
Cost of goods sold	16,219,585	35.4%	11,978,074
% of net sales	77.4%	3.3%	74.1%

Gross margin	4,734,626	13.1%	4,184,501
% of net sales	22.6%	-3.3%	25.9%
Selling and administrative costs	3,289,105	20.5%	2,728,442
% of net sales	15.7%	-1.2%	16.9%

Operating income	1,445,521	-0.7%	1,456,059
% of net sales	6.9%	-2.1%	9.0%
Other expense:
Net interest expense	(457,583)	-13.7%	(529,917)

Income before accrued premium on preferred stock	987,938	6.7%	926,142
% of net sales	4.7%	-1.0%	5.7%
Accrued premium on preferred stock	(69,000)	—	(69,000)

Net income applicable to common stock	$918,938	7.2%	$857,142
% of net sales	4.4%	-0.9%	5.3%

Net Sales
     Our net sales for the three months ended June 30, 2005 and 2004 are summarized as follows:

	Three months ended June 30:
	2005	% Change	2004
Springdale facility	$16,503,036	32.6%	$12,444,841
Junction facility	4,451,175	19.7%	3,717,734

Total net sales	$20,954,211	29.6%	$16,162,575

     Compared to the second quarter of 2004, net sales for the quarter ended June 30, 2005 increased through a combination of factors, including:

•	We implemented price increases in December 2004 and April 2005, which together accounted for approximately 40% of the increase;

•	Increased productivity resulting from capital improvement projects and other manufacturing efficiency initiatives increased output and reduced manufacturing waste. Productivity gains accounted for approximately 60% of the increase.
     Cost of Goods Sold
          Our cost of goods sold, as a percent of sales, increased for the quarter ended June 30, 2005 compared to the same period of 2004. Labor costs were down, as a percent of sales, due to increased plant automation installed over the last year, higher factory utilization in the quarter compared to last year, efficiency improvements at the Springdale, Arkansas plant and increased capacity resulting from progress with the Junction plant reconstruction following the fire. Material costs were up significantly due to higher costs of polyethylene scrap prices. Polyethylene costs stabilized somewhat in the second quarter 2005 but we believe scrap prices remain volatile. Sustained upward price movement of our raw materials has an adverse effect on our profitability. Manufacturing overhead, as a percent of sales, also increased due to increases in employment costs, utilities, leases and rents, and other factors.
     Selling and Administrative Costs
          Selling and administrative costs decreased from 16.9% of sales in the quarter ended June 30, 2004 to 15.7% of sales in the quarter ended June 30, 2005 as we increased sales at a faster rate than overhead expenses. Employment costs, advertising and promotion, and professional fees related to Sarbanes Oxley and litigation collectively comprise 74% of sales and administrative expenses. We believe that we can continue to increase sales at a faster rate than SG&A expenses.
     Net Income
          Net income increased 7.2% over second quarter 2004, but the margin of net income to sales decreased from 5.3% in second quarter 2004 to 4.4% in second quarter 2005. Generally, higher raw material and manufacturing overhead costs outweighed the efficiency gains in labor and general overhead expenses.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     The following table sets forth selected information from our statements of operations.

	Six Months Ended June 30:
	2005	% Change	2004
Net sales	$40,897,741	39.2%	$29,383,696
Cost of goods sold	31,843,495	40.8%	22,610,985
% of net sales	77.9%	0.9%	77.0%

Gross margin	9,054,246	33.7%	6,772,711
% of net sales	22.1%	-0.9%	23.0%
Selling and administrative costs	6,344,758	21.8%	5,207,779
% of net sales	15.5%	-2.2%	17.7%

Operating income	2,709,488	73.1%	1,564,932
% of net sales	6.6%	1.3%	5.3%
Other income (expense):
Insurance proceeds related to lost income	—	-100.0%	8,720
Net interest expense	(987,073)	-5.3%	(1,041,823)

Income before extraordinary item and accrued premium on preferred stock	1,722,415	223.9%	531,829
% of net sales	4.2%	2.4%	1.8%
Accrued premium on preferred stock	(138,000)	—	(138,000)

Income before extraordinary item	1,584,415	302.3	393,829
	3.9%	2.6%	1.3%
Extraordinary gain from involuntary conversion of non-monetary assets due to fire	—	-100.0%	173,536

Net income applicable to common stock	$1,584,415	179.3%	$567,365
% of net sales	3.9%	2.0%	1.9%

Net Sales
     Our net sales for the six months ended June 30, 2005 and 2004 are summarized as follows:

	Six months ended June 30:
	2005	% Change	2004
Springdale facility	$31,754,434	40.2%	$22,647,568
Junction facility	9,143,307	35.7%	6,736,128

Total net sales	$40,897,741	39.2%	$29,383,696

          Net sales for the six months ended June 30, 2005 increased versus the first six months of 2004 through a combination of factors, including:
•	Product mix consisted of a higher percentage of value added products, including the new ChoiceDek Premium Embossed and MoistureShield embossed decking. This accounted for approximately 10% of the increase;

•	We implemented a price increase in December 2004, which accounted for approximately 31% of the increase;

•	Progress towards restoration of the Junction plant to its pre-fire capacity accounted for approximately 7% of the increase; and

•	Increased productivity resulting from capital improvement projects increased output and reduced manufacturing waste. Productivity gains account for approximately 52% of the increase.
     Cost of Goods Sold
          Our cost of goods sold, as a percent of sales, increased for the six months ended June 30, 2005 compared to the same period of 2004. The gross profit margin for the six months decreased to 22.1% from 23.0% in the same period last year. Labor costs were down, as a percent of sales, due to increased plant automation installed over the last year, higher factory utilization in the quarter compared to last year, efficiency improvements at the Springdale, Arkansas plant and increased capacity resulting from progress with the Junction plant reconstruction following the fire. Material costs were up significantly due to higher costs of polyethylene scrap prices. Polyethylene costs stabilized somewhat in the second quarter 2005 but we believe they remain volatile and are projected to further increase. Sustained upward price movement for our raw materials has an adverse effect on our profitability. Manufacturing overhead, as a percent of sales, also increased due to increases in employment costs, utilities, leases and rents, and other factors.
     Selling and Administrative Costs
          Selling and administrative costs decreased from 17.7% of sales in the half year ended June 30, 2004 to 15.5% of sales in the half year ended June 30, 2005 as we increased sales at a faster rate than overhead expenses. Employment costs, advertising and promotion, sales commissions, travel and entertainment, and professional fees related to Sarbanes Oxley and litigation collectively comprised 74% of all sales and administrative expenses. We believe that we can continue to increase sales at a faster rate than SG&A expenses.

     Extraordinary Item
          The extraordinary gain in the first six months of 2004 was due to the major fire at the Junction facility in March 2003. The Junction facility was, and is, fully insured. Insurance proceeds received from the second tier insurance provider to reimburse costs incurred to reconstruct the facility resulted in a gain of $173,536 for the six months ended June 30, 2004. In addition, we recognized a total gain of approximately $2.96 million in 2003 attributable to such insurance proceeds as the facility and equipment damaged had been nearly fully depreciated. There were no extraordinary gains in 2005.
     Net Income
          Net income for the first half of 2005 increased about $1 million, or 179%, over the first half year of 2004. The margin of net income to sales increased to 3.9% from last year’s first half margin of 1.9% as efficiency gains in sales and administration combined with product price increases offset the effect of higher raw material costs. While raw material costs will continue to be volatile, we are working to improve efficiencies by carefully managing overhead costs, in conjunction with further automation.
Liquidity and Capital Resources
          At June 30, 2005, we had a working capital deficit of $2.3 million compared to a working capital deficit of $3.5 million at December 31, 2004. The working capital deficit included total current liabilities of approximately $17.0 million, of which $2.3 million was for accrued payroll expense and other accrued liabilities, $11.9 million was in payables and $2.8 million was a combination of short-term notes payable and the current portion of long-term debt. The working capital deficit reflects management’s decision to pay for its capital expansion using cash generated from operations and also reflects delays and difficulties in obtaining reimbursement by the insurance carrier for rebuilding the Junction plant from fire damage. Additionally, pursuant to our bond agreement, we are required to maintain a debt service reserve fund in the amount of approximately $2.1 million, which is classified as a non-current asset in our balance sheet. We spent approximately $3.3 million on capital expansion during the first six months of 2005. Expenditures were primarily for construction at our second Springdale manufacturing site and machinery at our existing Springdale manufacturing facility.
          Unrestricted cash increased by $502,849 to $1,581,385 at June 30, 2005 from December 31, 2004. Significant components of that increase were: (i) cash provided by operating activities of $2,073,695, which consisted of the net income for the period of $1,584,415 increased by depreciation and amortization of $2,078,298 and decreased by other uses of cash of $1,589,018; (ii) cash used in investing activities of $1,838,804; and (iii) cash provided by financing activities of approximately $267,959. Payments on notes during the period were $1,295,126, including $650,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $700,000, which was completely comprised of amounts received from Brooks Investment Company. At June 30, 2005, we had bonds and notes payable in the amount of $18.3 million, of which $2.8 million was current notes payable and the current portion of long-term debt.
          We believe that funds generated from operations will be adequate for us to pay operating expenses and meet our fixed obligations for the balance of 2005 and into the future. New capital projects have been funded primarily from cash flow available after meeting our operating and fixed obligations, so there has not been any assurance as to when, or if, funds will be available to complete our planned capital projects. Our capital improvement budget for 2005 is currently estimated at $10 million, of which we believe we can finance up to $4 million through long-term debt and operating leases; the balance of required funds must come from cash flow. We have no commitment from long-term debt or leasing sources and there is no assurance that such funding will be available. If we are unable to complete our 2005 capital expansion program as planned, it could affect our ability to grow sales and profit margins in 2005 and future years.
     We have signed a letter of intent for a $10 million line of credit with a commercial finance company for trade receivable financing. We expect this financing to be in use by the end of the third quarter of 2005.
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
     We were not in compliance with two of the quarterly covenants as of June 30, 2005. The bond trustee has waived these covenants as of December 31, 2004 through, and including, December 31, 2005. We expect to be in compliance with all bond covenants by December 31, 2005.

Bonds payable and Allstate Notes Payable Debt Covenants	June 30, 2005	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	2.89	Yes

Current ratio of not less than 1.00 to 1.00 (as adjusted1)	0.99	No—Waived

Not more than 10% of accounts payable in excess of 75 days past invoice date	16.3%	No—Waived

Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.7%	Yes

(1)	The current ratio calculation was modified by Allstate to include the debt service reserve fund of $2,078,826 in current assets.
Uncertainties, Issues and Risks
     There are many factors that could adversely affect AERT’s business and results of operations. These factors include, but are not limited to, general economic conditions, significant price increases of plastic raw materials, decline in demand for our products, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, litigation, new products / product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, management’s failure to execute effectively, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     We have no material exposures relating to our long-term debt because all of our long-term debt bears interest at fixed rates. We depend on the market for favorable long-term mortgage rates to help generate sales of our product for use in the residential construction industry. Should mortgage rates increase substantially, our business could be impacted by a reduction in the residential construction industry. Important raw materials that we purchase are recycled plastic and wood fiber, which are subject to price fluctuations. We attempt to limit the impact of price increases on these materials by negotiating with each supplier on a term basis. We are continuing to recycle and process more plastic materials in-house to partially offset plastic price increases.
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
Item 4. Controls and Procedures.
     Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Edward J. Lysen, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of June 30, 2005 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, these executive officers have concluded that, as of June 30, 2005, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. During the quarter ended June 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
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
Co-Chief Executive Officer

/s/ EDWARD J. LYSEN

Edward J. Lysen,
Senior Vice President and Chief Financial Officer
Date: August 15, 2005

Index to Exhibits

Exhibit
Number	Description
10.46.1	Wood-Plastic Composite Decking Agreement between AERT and Weyerhaeuser Company et al, effective October 12, 2004 *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer

32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer
* Confidential treatment has been requested with respect to certain portions of the exhibit. Omitted portions have been filed with the Securities and Exchange Commission