Form 10-Q/A
period 2004-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2005-10-18
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
Wood-Plastic Composite Decking Agreement (Redacted in accordance with confidential treatment request, as filed October 18, 2005)
Wood-Plastic Composite Decking Agreement
Certification of Co-CEO Pursuant to Section 302
Certification of Co-CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of Co-CEO Pursuant to Section 906
Certification of Co-CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ JOE G. BROOKS

Joe G. Brooks,
Chairman, Co-Chief Executive Officer and President

/s/ ROBERT A. THAYER

Robert A. Thayer,
Chief Financial Officer

Date: October 18, 2005

25

Index to Exhibits

Exhibit
Number	Description
10.46	Wood-Plastic Composite Decking Agreement between AERT and Weyerhaeuser Company, et al. effective October 12, 2004* (Redacted in accordance with confidential treatment request, as filed October 18 , 2005)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer

32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer

*	Confidential treatment has been requested with respect to certain portions of the exhibit. Omitted portions have been filed with the Securities and Exchange Commission.

26