Form 10-Q
period 2005-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2005-11-14
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2005, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 37,641,403 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index
PART I — FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Balance Sheets, September 30, 2005 (unaudited) and December 31, 2004	1-2

	Statements of Operations (unaudited) Three and Nine Months Ended September 30, 2005 and 2004	3

	Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2005 and 2004	4

	Notes to Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	27

Item 4.	Controls and Procedures	28

	PART II — OTHER INFORMATION

Item 4.	Submission of Matters of a Vote of Security Holders	28-29

Item 6.	Exhibits	29

Signatures		30

Index to Exhibits		31
Loan Agreement
Promissory Note
Certification of Co-Chief Executive Officer Pursuant to Section 302
Certification of Co-Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification Co-Chief Executive Officer Pursuant to Section 906
Certification Co-Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
ASSETS

	September 30,	December 31,
	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$1,938,420	$1,078,536
Restricted cash	1,547,260	679,635
Trade accounts receivable, net of allowance of $348,191 at September 30, 2005 and $153,526 at December 31, 2004	3,676,675	2,554,594
Inventories	8,261,604	7,392,838
Prepaid expenses	1,006,755	586,637

Total current assets	16,430,714	12,292,240

Land, buildings and equipment:
Land	1,983,033	1,612,243
Buildings and leasehold improvements	5,679,004	5,413,115
Machinery and equipment	35,387,033	33,524,077
Transportation equipment	904,297	775,669
Office equipment	755,542	755,000
Construction in progress	5,513,315	2,363,936

	50,222,224	44,444,040
Less accumulated depreciation	22,053,076	18,963,479

Net land, buildings, and equipment	28,169,148	25,480,561

Other assets:
Debt issuance costs, net of accumulated amortization of $504,038 at September 30, 2005 and $373,336 at December 31, 2004	3,081,064	3,211,766
Debt service reserve fund	2,093,475	2,057,792
Other assets, net of accumulated amortization of $357,020 at September 30, 2005 and $335,590 at December 31, 2004	205,154	298,434

Total other assets	5,379,693	5,567,992

	$49,979,555	$43,340,793

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2005	2004
	(unaudited)
Current liabilities:
Accounts payable — trade	$9,904,934	$8,486,792
Accounts payable — related parties	3,084,972	2,280,781
Current maturities of long-term debt	858,427	1,133,168
Accrued payroll expense	1,215,925	401,183
Other accrued liabilities	1,694,929	2,533,605
Notes payable — related parties	325,000	600,000
Notes payable — other	1,031,838	327,682

Total current liabilities	18,116,025	15,763,211

Long-term debt, less current maturities	15,538,301	15,571,068

Accrued premium on convertible preferred stock	207,000	276,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; 2,760 shares issued and outstanding at September 30, 2005 and December 31, 2004	2,760	2,760
Class A common stock, $.01 par value; 75,000,000 shares authorized; 34,731,403 and 32,032,123 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	347,314	320,322
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding at September 30, 2005 and December 31, 2004	14,655	14,655
Warrants outstanding; 9,786,242 at September 30, 2005 and 14,890,867 at December 31, 2004	4,779,627	6,917,544
Additional paid-in capital	30,638,845	27,376,565
Accumulated deficit	(19,664,972)	(22,901,332)

Total stockholders’ equity	16,118,229	11,730,514

Total liabilities and stockholders’ equity	$49,979,555	$43,340,793

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$23,099,857	$18,975,717	$63,997,598	$48,359,413
Cost of goods sold	16,833,583	13,279,972	48,677,078	35,890,957

Gross margin	6,266,274	5,695,745	15,320,520	12,468,456

Selling and administrative costs	3,993,730	3,573,535	10,338,488	8,781,314

Operating income	2,272,544	2,122,210	4,982,032	3,687,142

Other income (expense):
Insurance proceeds related to lost income	—	—	—	8,720
Interest income	1,227	1,877	8,933	3,774
Interest expense	(552,826)	(554,589)	(1,547,605)	(1,598,309)

	(551,599)	(552,712)	(1,538,672)	(1,585,815)

Income before extraordinary item and accrued premium on preferred stock	1,720,945	1,569,498	3,443,360	2,101,327
Accrued premium on preferred stock	(69,000)	(69,000)	(207,000)	(207,000)

Income before extraordinary item	1,651,945	1,500,498	3,236,360	1,894,327
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	—	—	173,536

Net income applicable to common stock	$1,651,945	$1,500,498	$3,236,360	$2,067,863

Income per share of common stock before extraordinary item (Basic)	$0.05	$0.05	$0.09	$0.06

Income per share of common stock before extraordinary item (Diluted)	$0.04	$0.04	$0.08	$0.05

Extraordinary gain per share of common stock (Basic)	—	—	—	$0.01

Extraordinary gain per share of common stock (Diluted)	—	—	—	$0.00

Income per share of common stock after extraordinary item (Basic)	$0.05	$0.05	$0.09	$0.07

Income per share of common stock after extraordinary item (Diluted)	$0.04	$0.04	$0.08	$0.05

Weighted average number of common shares outstanding (Basic)	35,839,655	31,666,791	35,160,351	31,460,989

Weighted average number of common shares outstanding (Diluted)	42,653,792	42,808,000	42,283,336	41,721,301

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net income applicable to common stock	$3,236,360	$2,067,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,130,502	3,047,602
Premium accrued on preferred stock	207,000	207,000
Provision for returns	194,665	—
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	(173,536)
Decrease in other assets	166,869	85,316
Increase in cash restricted for letter of credit and interest costs	(229,971)	(273,217)
Changes in current assets and current liabilities	(1,351,933)	(542,752)

Net cash provided by operating activities	5,353,492	4,418,276

Cash flows from investing activities:
Purchases of land, buildings and equipment	(4,105,679)	(4,142,009)
Insurance proceeds from involuntary disposition of property and equipment	—	669,012

Net cash used in investing activities	(4,105,679)	(3,472,997)

Cash flows from financing activities:
Proceeds from issuance of notes	700,000	1,350,000
Payments on notes	(2,161,886)	(2,519,121)
Increase in cash restricted for payment of long-term debt	(637,654)	(526,980)
Increase in outstanding advances on factored receivables	975,732	503,401
Debt acquisition costs	—	11,100
Proceeds from exercise of stock options and warrants, net	735,879	571,268

Net cash used in financing activities	(387,929)	(610,332)

Increase in cash and cash equivalents	859,884	334,947

Cash and cash equivalents, beginning of period	1,078,536	1,056,211

Cash and cash equivalents, end of period	$1,938,420	$1,391,158

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
Note 2: Description of the Company
     Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics. Our products have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Since our inception in 1989, we have sold approximately $333 million of products into the North American market place. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. In the first quarter of 2005, we added a warehouse and reload complex in Lowell, Arkansas. We also have a third composite extrusion plant, which we refer to as “Springdale South”, under construction on a site adjacent to our existing Springdale facility. We anticipate that Springdale South will start production in the first quarter of 2006. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors.

Note 3: Extraordinary Items
     On March 28, 2003, there was an accidental fire at the Junction, Texas plant. The Company began demolition and partial rebuilding in April 2003. The initial restoration project, completed in May 2003, was designed and intended to get the plant back into immediate production in order to hold on to a portion of its customers, and included the rebuilding of one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. The second extrusion line recommenced operations in May 2004. The Junction plant was thought to be fully insured for fire damage and business interruption, with a three tier policy of $9,575,000, as of the date of the fire.
     Our total insurance claim related to the fire was $7.8 million. We had three tiers of insurance coverage, each tier from a different insurance provider. The first two tiers paid up to the limit of their coverage, which totaled $6 million. Our third tier provider, Lloyd’s London, refused to pay any amount related to our claim (see Note 9. Commitments and Contingencies). Due to the fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. Insurance proceeds received from our second tier insurance provider to reimburse costs incurred to reconstruct the facility resulted in a gain of $173,536 for the nine months ended September 30, 2004. Additionally, the Company recorded $11,213 in business interruption insurance during the first nine months of 2004, including $8,720 to replace lost income and $2,493 to cover fixed expenses. In addition, the Company had initially booked a receivable of approximately $864,000 and related gain in the first quarter of 2004 for amounts we expect to collect from the insurers related to such matter. However, such claims are now being contested by the insurer and, although we intend to vigorously pursue the collection of such claims, in accordance with generally accepted accounting principles, we reversed any receivable and associated gain for the first quarter of 2004 attributable to such disputed claims unless and until such claims are collected.
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

(decrease) in current liabilities, are as follows for the nine months ended September 30:

	2005	2004
	(unaudited)	(unaudited)
Receivables	$(1,316,746)	$(783,857)
Inventories	(868,766)	(1,422,168)
Prepaid expenses and other	851,468	692,954
Accounts payable -
Trade and related parties	(113,956)	49,289
Accrued liabilities	96,067	921,030

	$(1,351,933)	$(542,752)

Cash paid for interest	$1,370,689	$1,296,431

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2005	2004
	(unaudited)	(unaudited)
Notes payable for financing of insurance policies	$1,271,584	$1,066,083
Accounts / notes payable for equipment	1,672,506	1,607,025
Accrued premium on preferred stock paid with Class A common stock	276,000	276,000
Interest paid with Class A common stock	120,000	—
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
   Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	September 30,	December 31,
	2005	2004
	(unaudited)

Raw materials	$4,850,896	$5,479,344
Work in process	1,204,379	891,473
Finished goods	2,206,329	1,022,021

	$8,261,604	$7,392,838

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
   Stock-Based Compensation
     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Beginning in 2005, the Company has modified its employee/director equity compensation policies to generally provide restricted stock awards rather than stock options. Restricted stock awards are expensed as a portion of compensation costs. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the following periods:

	Three Months Ended
	September 30:
	2005	2004

Net income applicable to common stock, as reported	$1,651,945	$1,500,498
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	5,454	108,005

Net income applicable to common stock, proforma	$1,646,491	$1,392,493

Net income per share of common stock:
Basic — as reported	$0.05	$0.05
Basic — pro forma	$0.05	$0.04
Diluted — as reported	$0.04	$0.04
Diluted — pro forma	$0.04	$0.03

	Nine Months Ended September 30:
	2005	2004
		Before	After
		Extra-	Extra-
		ordinary	ordinary
		Item	Item

Net income applicable to common stock, as reported	$3,236,360	$1,894,327	$2,067,863
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	18,055	243,267	243,267

Net income applicable to common stock, proforma	$3,218,305	$1,651,060	$1,824,596

Net income per share of common stock:
Basic — as reported	$0.09	$0.06	$0.07
Basic — pro forma	$0.09	$0.05	$0.06
Diluted — as reported	$0.08	$0.05	$0.05
Diluted — pro forma	$0.08	$0.04	$0.04
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle, including all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Note 6: Income Taxes
     No income tax provision was recorded for the three or nine months ended September 30, 2005, due to the realization of previously unrecognized net operating loss carryforwards. The Company continues to provide a valuation allowance against the deferred tax asset resulting from net operating loss carryforwards.
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
     As of September 30, 2005, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line and neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:
Net Sales — Three months ended September 30:

	2005	2004

Commercial and residential decking surface components	$19,336,734	$15,428,179
Exterior door, window and housing trim components	3,763,123	3,547,538

	$23,099,857	$18,975,717

Net Sales — Nine months ended September 30:

	2005	2004

Commercial and residential decking surface components	$53,451,221	$39,584,990
Exterior door, window and housing trim components	10,546,377	8,774,423

	$63,997,598	$48,359,413

Gross Margin -
Three months ended September 30:

	2005		2004
	Springdale	Junction	Springdale	Junction
Net sales	$17,993,079	$5,106,778	$13,678,454	$5,297,263
Cost of goods sold	12,746,685	4,086,898	9,660,893	3,619,079

Gross margin	$5,246,394	$1,019,880	$4,017,561	$1,678,184

Gross Margin -
Nine months ended September 30:

	2005		2004
	Springdale	Junction	Springdale	Junction
Net sales	$49,747,513	$14,250,085	$36,326,022	$12,033,391
Cost of goods sold	37,224,577	11,452,501	25,912,379	9,978,578

Gross margin	$12,522,936	$2,797,584	$10,413,643	$2,054,813

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

	Three Months Ended September 30:
	2005	2004
Net income applicable to common stock (A)	$1,651,945	$1,500,498

Assumed exercise of stock options and warrants	14,020,603	20,014,003
Application of assumed proceeds toward repurchase of stock at average market price	(7,206,466)	(8,872,794)

Net additional shares issuable	6,814,137	11,141,209

Adjustment of shares outstanding:
Weighted average common shares outstanding	35,839,655	31,666,791
Net additional shares issuable	6,814,137	11,141,209

Adjusted shares outstanding (B)	42,653,792	42,808,000

Net income per common share — Diluted (A) divided by (B)	$0.04	$0.04

Antidilutive and/or non-exercisable options	832,500	1,107,500
Antidilutive and/or non-exercisable warrants	1,021,269	2,333,933

	Nine Months Ended September 30:
	2005	2004
		Before	After
		Extra-	Extra-
		ordinary	ordinary
		Item	Item

Net income applicable to common stock (A)	$3,236,360	$1,894,327	$2,067,863

Assumed exercise of stock options and warrants	14,020,603	19,965,503	19,965,503
Application of assumed proceeds toward repurchase of stock at average market price	(6,897,618)	(9,705,191)	(9,705,191)

Net additional shares issuable	7,122,985	10,260,312	10,260,312

Adjustment of shares outstanding:
Weighted average common shares outstanding	35,160,351	31,460,989	31,460,989
Net additional shares issuable	7,122,985	10,260,312	10,260,312

Adjusted shares outstanding (B)	42,283,336	41,721,301	41,721,301

Net income per common share -
Diluted (A) divided by (B)	$0.08	$0.05	$0.05

Antidilutive and/or non-exercisable options	832,500	1,156,000	1,156,000
Antidilutive and/or non-exercisable warrants	1,021,269	2,333,933	2,333,933

     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarters and nine months ended September 30, 2005 and 2004 as indicated in the tables above. Those options and warrants were antidilutive and/or not exercisable during those periods. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. Except in the case the Company incurs a loss from continuing operations, the conversion of all series of preferred stock is assumed in calculating Diluted EPS.
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
     Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas seeking a declaratory judgment, declaring that they are not liable to reimburse us for certain costs of rebuilding the AERT Junction, Texas facility. Lloyd’s alleges that we did not rebuild the facility exactly as it had existed prior to the March 2003 fire and that we committed fraud in seeking reimbursement for alleged improvements made to the facility. Lloyd’s also seeks to retroactively cancel its portion of the insurance policy. The filing was unexpected by us because we had cooperated fully with the claims underwriting process and negotiations toward a final settlement of the claim seemed to be progressing prior to the lawsuit.
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
Note 10: Subsequent Events
  Long-term Debt
     On October 4, 2005, we entered into a construction loan in the amount of $1,932,000 with Liberty Bank of Arkansas to refinance existing indebtedness on ten acres of land owned by us in Washington County, Arkansas and to construct and develop a third composite extrusion plant on that land, which is adjacent to our existing Springdale facility. The loan is evidenced by a loan agreement and a promissory note, each of which contains customary terms, conditions, restrictions, and other provisions. The loan is secured by (i) certain liens and encumbrances set forth in a related mortgage on the land; (ii) an assignment of leases and rents encumbering the land and any lease thereof; and (iii) any financing statements filed by the bank.

     The loan requires that all development, construction and any related improvements, landscaping and other work with respect to the land financed with the proceeds of the loan must be completed no later than September 28, 2006 (the “Completion Deadline”). The loan will mature three years after the Conversion Date (meaning the Completion Deadline or any earlier date that we elect to begin repayment of principal and interest), unless we default on the loan or we and the bank mutually agree on a different maturity date (“Maturity”). The loan requires interest-only payments prior to the Conversion Date followed by principal and interest payments from the Conversion Date through Maturity. From the Conversion Date through Maturity, we will be required to make consecutive monthly payments of principal and interest amortized over a twenty five (25) year period with a final payment of all outstanding sums due, including without limitation, principal and accrued interest due and payable upon Maturity. The loan contemplates that we will be required to make a “balloon” payment of all outstanding principal and accrued interest upon Maturity.
     The loan bears interest: (a) from October 4, 2005 until the Conversion Date, at a fixed rate equal to the Wall Street Journal Prime Rate of Interest plus 25 basis points determined on the Conversion Date and (b) from the Conversion Date until maturity at the Wall Street Journal Prime Rate of Interest plus 100 basis points.
   Preferred Stock
     On November 10, 2005, all 2,760 shares of our outstanding preferred stock were converted into 2,300,000 shares of Class A common stock, pursuant to the mandatory conversion feature of the preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     As a growing business in an expanding market, we faced many challenges over the last year, including:
•	Our rapid growth requires increasing amounts of working capital. We have inadequate working capital, which has limited our capital expansion and efficiency programs. A major contributor to this inadequacy was the failure of our insurance carrier to pay the full amount of our fire insurance claim on the Junction, Texas plant. This limited our ability to meet our customers’ needs by slowing the reconstruction of the Texas plant.

•	World political instability, rapid economic growth in Asia, and a series of hurricanes along the U.S. Gulf Coast have significantly raised the cost for our principal raw material, polyethylene.

•	The Gulf Coast hurricanes have raised the cost of operating our Alexandria, Louisiana recycling plant as trucking companies are being paid a premium rate to service the region’s reconstruction activities.

•	We have been overly dependent for raw materials on outside plastic recycling companies and virgin resin producers. As some of our suppliers faced their own challenges from rapidly rising plastic scrap prices, AERT was periodically left without an adequate quantity and quality of materials for our composite board extrusion lines. This negatively affected our ability to keep up with growing customer orders. We were periodically forced to purchase alternative feedstock, such as virgin polyethylene, to keep our factories running and meet our obligations to our customers. The higher priced input materials pushed up our cost of goods sold and depressed our gross margin. Our ability to respond to the shifting market conditions was hampered by insufficient capital resources, which was partially caused by the insurance carrier’s failure to pay the fire claim.

•	We were overly dependent on one customer. Since 1995, we have sold our decking products exclusively to Weyerhaeuser, who resold it through their distribution system. Over time, Weyerhaeuser’s business strategy has shifted and we believed that their distribution system was not allowing us to grow and adequately compete in some attractive market segments. In particular, their reluctance to take and hold independent lumber dealer inventory each year during the fourth quarter has limited our growth and tied up our working capital.

•	Our aggressive growth objectives have increased the need for human capital.

•	We believe that an excessive “overhang” of common stock warrants limits institutional participation in the market for our stock in the near term, which depresses our stock price and limits our access to additional equity capital.

     During 2005 and beyond, we are focused on alleviating these impediments to our growth and profitability. For example:
•	We are investing in additional in-house plastic recycling capacity that will allow us to reduce recycling costs by processing more scrap plastic internally.

•	We are investing in new technologies that will allow us to use forms of scrap plastic that are not suitable for most plastic manufacturing applications. This will help us manage raw material costs in the face of continuing instability in the polyethylene market, which we expect.

•	We are working to increase our extruder throughputs and further improve our efficiencies.

•	Our new Springdale South plant and raw material system is under construction and should be operational in the first quarter of 2006.

•	We are further automating our existing manufacturing facilities.

•	We have added a warehouse and reload complex in Lowell, Arkansas.

•	We are completing the reconstruction of the Texas plant.

•	We are evaluating ways to reduce logistical costs at the Alexandria facility, but we may close that plant until transportation costs in the region allow for economic viability. The facility currently employs about 20 people.

•	We continue to focus on increasing gross margins through price increases and increased operating efficiencies.

•	We are re-evaluating the margin and profit contribution of all our product lines.

•	We have renegotiated the distribution arrangements with Weyerhaeuser to allow us to sell decking products to other customers, though Weyerhaeuser retains an exclusive right to purchase ChoiceDek products for re-sale to Lowe’s Home Improvement stores. Over 80% of Weyerhaeuser’s 2004 purchases from us were for re-sale to Lowe’s. The August 2004 agreement with Weyerhaeuser allows us to sell our new MoistureShield decking product to the non-home improvement segments of the market. Broadening decking distribution through a group of regional, smaller, and more product-focused decking distributors will allow us to provide better customer service and support to commercial contractors. It will also allow us to reduce our reliance on any given customer. The MoistureShield decking line fills a need in the commercial market segment for a high quality, competitively priced composite decking product. Although there has been only a limited regional marketing effort thus far, initial results are exceeding our expectations. As our production capacity increases, we will be able to serve additional markets. We believe that our previous exposure in the lumber dealer marketplace and our product’s unparalleled product field history will provide substantial future growth for the MoistureShield line.

•	We are pursuing additional sources of working capital financing and construction financing.

•	We are aggressively recruiting additional AERT associates for senior and middle management levels.

•	Many of the outstanding stock warrants will expire in 2005 and 2006, with the balance expiring in 2007.

•	We continue to build brand recognition and our reputation with the quality of our products and our focus on customer service.

Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     The following table sets forth selected information from our statements of operations.
Quarterly Comparison

	Three Months Ended September 30:
	2005	% Change	2004
Net sales	$23,099,857	21.7%	$18,975,717
Cost of goods sold	16,833,583	26.8%	13,279,972
% of net sales	72.9%	2.9%	70.0%

Gross margin	6,266,274	10.0%	5,695,745
% of net sales	27.1%	-2.9%	30.0%
Selling and administrative costs	3,993,730	11.8%	3,573,535
% of net sales	17.3%	-1.5%	18.8%

Operating income	2,272,544	7.1%	2,122,210
% of net sales	9.8%	-1.4%	11.2%
Other income (expense):
Net interest expense	(551,599)	-0.2%	(552,712)

Income before accrued premium on preferred stock	1,720,945	9.6%	1,569,498
% of net sales	7.5%	-0.8%	8.3%
Accrued premium on preferred stock	(69,000)	—	(69,000)

Net income applicable to common stock	1,651,945	10.1%	$1,500,498
% of net sales	7.2%	-0.7%	7.9%

Net Sales
     Our net sales for the three months ended September 30, 2005 and 2004 are summarized as follows:

	Three months ended September 30:
	2005	% Change	2004

Springdale facility	$17,993,079	31.5	$13,678,454
Junction facility	5,106,778	-3.6	5,297,263

Total net sales	$23,099,857	21.7	$18,975,717

     Demand for AERT products continues to grow, which drove higher third quarter sales in all three of our product lines: Weyerhaeuser ChoiceDek, MoistureShield outdoor decking, and industrial components such as door rails and window sills.
     Compared to the third quarter of 2004, net sales for the quarter ended September 30, 2005 increased through a combination of factors, including:
•	We implemented price increases in December 2004 and April 2005, which together accounted for approximately 46% of the increase;

•	Higher volume of unit sales and product mix accounted for approximately 54% of the increase.
     Since we had the same number of extrusion lines operating in the third quarter 2005 as in third quarter 2004, increased unit sales were made possible by our Associates developing better, faster, and more efficient ways to make our products.
     We believe we can continue to grow our sales. Limiting factors include, among other things, our ability to add production capacity, which depends on our ability to generate cash flow available to invest in new plant and equipment.
Cost of Goods Sold and Gross Margin
     Our cost of goods sold, as a percent of sales, increased for the quarter ended September 30, 2005 compared to the same period of 2004. Labor costs were down, as a percent of sales, due to increased plant automation and manufacturing efficiency initiatives. Our manufacturing improvement programs also resulted in higher output per manufacturing line in the quarter compared to last year, reducing overhead costs as a percent of sales. Material costs were up significantly due to higher costs of polyethylene scrap prices. Polyethylene costs were jolted upward when hurricane Katrina hit the Gulf Coast at the end of August, followed by hurricane Rita in late September. As a result, we expect our material costs will be higher in fourth quarter 2005 and into 2006. Sustained upward price movement of our raw materials has an adverse effect on our profitability.
     Our gross profit margin was down from 30% in third quarter 2004 to 27.1% in third quarter 2005 as increased materials costs outweighed efficiency gains and a price increase. Although we continue to focus on improving our manufacturing and operating efficiencies, it is not possible to offset the continued increases in plastic prices through efficiency gains. We have therefore announced price increases for 2006 to partially offset a portion of the anticipated raw material price increases.
Selling and Administrative Costs
     Selling and administrative costs decreased from 18.8% of sales in the quarter ended September 30, 2004 to 17.3% of sales in the quarter ended September 30, 2005 as we increased sales at a faster rate than overhead expenses. Employment costs, advertising and promotion, travel and entertainment, and professional fees related to Sarbanes Oxley and litigation collectively comprised 71% of sales and administrative expenses. We believe that we can continue to increase sales at a faster rate than SG&A expenses.
Income Taxation
     Our $23 million federal net operating loss carryforward continues to shield us from federal income taxes, allowing those funds to be used for our capital expansion program. We have nearly exhausted, however, our Arkansas net operating losses and future profits will be subject to the state corporate income tax. We have applied for certain Arkansas state income tax credits that apply to the construction of recycling facilities such as our new Springdale South plant.
Net Income
     Net income increased 10.1% over third quarter 2004, but the margin of net income to sales decreased from 7.9% in third quarter 2004 to 7.2% in third quarter 2005. Higher raw material costs outweighed the efficiency gains in labor and general overhead expenses and price increases. Continued profitable operations depends on, among other things, our ability to manage raw material costs and our ability to pass along some of the increased costs in the form of higher prices to our customers.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     The following table sets forth selected information from our statements of operations.

	Nine Months Ended September 30:
	2005	% Change	2004
Net sales	$63,997,598	32.3%	$48,359,413
Cost of goods sold	48,677,078	35.6%	35,890,957
% of net sales	76.1%	1.9%	74.2%

Gross margin	15,320,520	22.9%	12,468,456
% of net sales	23.9%	-1.9%	25.8%
Selling and administrative costs	10,338,488	17.7%	8,781,314
% of net sales	16.2%	-2.0%	18.2%

Operating income	4,982,032	35.1%	3,687,142
% of net sales	7.8%	0.2%	7.6%
Other income (expense):
Insurance proceeds related to lost income	—	-100.0%	8,720
Net interest expense	(1,538,672)	-3.5%	(1,594,535)

Income before extraordinary item and accrued premium on preferred stock	3,443,360	63.9%	2,101,327
Accrued premium on preferred stock	(207,000)	—	(207,000)

Income before extraordinary item	3,236,360	70.8	1,894,327
% of net sales	5.1%	1.2%	3.9%
Extraordinary gain from involuntary conversion of non-monetary assets due to fire	—	-100.0%	173,536

Net income applicable to common stock	$3,236,360	56.5%	$2,067,863
% of net sales	5.1%	0.8%	4.3%

Net Sales
     Our net sales for the nine months ended September 30, 2005 and 2004 are summarized as follows:

	Nine months ended September 30:
	2005	% Change	2004

Springdale facility	$49,747,513	36.9	$36,326,022
Junction facility	14,250,085	18.4	12,033,391

Total net sales	$63,997,598	32.3	$48,359,413

     Demand for AERT products continues to grow, which drove higher sales in all three of our product lines: Weyerhaeuser ChoiceDek, MoistureShield outdoor decking, and industrial components such as door rails and window sills.
     Compared to the first nine months of 2004, net sales for the first nine months of 2005 increased through a combination of factors, including:
•	We implemented price increases in December 2004 and April 2005, which together accounted for approximately 31% of the year-over-year increase;

•	Reconstruction of the Texas plant from the fire damage accounted for about 7% of the increase; and

•	Higher volume of unit sales and product mix accounted for the remaining 62% of the increase.
     Since we had the same number of extrusion lines operating in the first nine months of 2005 as in the same period of 2004, increased unit sales were made possible by our Associates developing better, faster, and more efficient ways to make our products.
     We believe we can continue to grow our sales. Limiting factors include, among other things, our ability to add production capacity, which depends on our ability to generate cash flow available to invest in new plant and equipment.
Cost of Goods Sold and Gross Margin
     Our cost of goods sold, as a percent of sales, increased for the nine months ended September 30, 2005 compared to the same period of 2004. Labor costs were down, as a percent of sales, due to increased plant automation and manufacturing efficiency initiatives. Manufacturing overhead costs, as a percent of sales, were unchanged from the first nine months of 2004. Material costs were up significantly year-over-year due to higher costs of polyethylene scrap prices. Polyethylene costs rose steadily in the first half of 2005 and were jolted upward when hurricane Katrina hit the Gulf Coast at the end of August, followed by hurricane Rita in late September. As a result, we expect our material costs will be higher in fourth quarter 2005 and into 2006. Sustained upward price movement of our raw materials has an adverse effect on our profitability.
     The gross profit margin decreased to 23.9% from 25.8% as higher raw material costs outweighed gains in efficiency. Although we continue to focus on improving our manufacturing and operating efficiencies, it is not possible to offset the continued increases in plastic prices through efficiency gains. We have therefore announced price increases for 2006 to offset a portion of the anticipated raw material price increases.
Selling and Administrative Costs
     Selling and administrative costs decreased from 18.2% of sales in the first nine months of 2004 to 16.2% of sales in the same period of 2005 as we increased sales at a faster rate than overhead expenses. Employment costs, advertising and promotion, sales commissions, travel and entertainment, and professional fees related to Sarbanes Oxley and litigation collectively comprised 74% of all sales and administrative expenses. We believe that we can continue to increase sales at a faster rate than SG&A expenses.
Extraordinary Item
     The extraordinary gain in the first nine months of 2004 was due to the major fire at the Junction facility in March 2003. The Junction facility was, and is, fully insured. Insurance proceeds received from the second tier insurance provider to reimburse costs incurred to reconstruct the facility resulted in a gain of $173,536 for the nine months ended September 30, 2004. In addition, we recognized a total gain of approximately $2.96 million in 2003 attributable to such insurance proceeds as the facility and equipment damaged had been nearly fully depreciated. There were no extraordinary gains in 2005.
Income Taxation
     Our $23 million federal net operating loss carryforward continues to shield us from federal income taxes, allowing those funds to be used for our capital expansion program. We have nearly exhausted, however, our Arkansas net operating losses and future profits will be subject to the state corporate income tax. We have applied for certain Arkansas state income tax credits that apply to the construction of recycling facilities such as our new Springdale South plant.
Net Income
     Net income for the first nine months of 2005 increased about $1.2 million, or 56.5%, over the first nine months of 2004. The margin of net income to sales increased to 5.1% from last year’s margin of 4.3%, as gains in manufacturing efficiency and sales and administration efficiency gains combined with product price increases to offset the effect of higher raw material costs. While we expect that raw material costs will continue to be volatile, we are working to improve efficiencies by carefully managing overhead costs and by further automating our processes. We are also working to develop more efficient manufacturing techniques and throughputs, and ways to identify and utilize lower grades of scrap plastics. Continued profitable operations depends on, among other things, our ability to manage raw material costs and our ability to pass along some of the increased costs in the form of higher prices to our customers.
Liquidity and Capital Resources
     At September 30, 2005, we had a working capital deficit of $1.7 million, down from a working capital deficit of $3.5 million at December 31, 2004. The working capital deficit at September 30, 2005 included total current liabilities of approximately $18.1 million, of which $2.9 million was for accrued payroll expense and other accrued liabilities, $13.0 million was in payables and $2.2 million was a combination of short-term notes payable and the current portion of long-term debt. Our continuing working capital deficit reflects strong product acceptance and sales, and management’s decision to pay for capital expansion to serve the Company’s customers using cash generated from operations. It also reflects our problems in obtaining reimbursement from Lloyd’s London for rebuilding the Junction plant due to fire damage. Additionally, pursuant to our bond agreement, we are required to maintain a debt service reserve fund in the amount of approximately $2.0 million, which is classified as a non-current asset in our balance sheet.
     Unrestricted cash increased by $859,884 to $1,938,420 at September 30, 2005 from December 31, 2004. Significant components of that increase were: (i) cash provided by operating activities of $5,353,492, which consisted of the net income for the period of $3,236,360 increased by depreciation and amortization of $3,130,502 and decreased by other uses of cash of $1,013,370; (ii) cash used in investing activities of $4,105,679; and (iii) cash used in financing activities of approximately $387,929. Payments on notes during the period were $2,161,886, including $975,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $700,000, which was completely comprised of amounts borrowed from Brooks Investment Company. At September 30, 2005, we had bonds and notes payable in the amount of $17.8 million, of which $2.2 million was current notes payable and the current portion of long-term debt.
     We spent approximately $5.8 million on capital expansion during the first nine months of 2005. Expenditures were primarily for construction at our second Springdale manufacturing site, machinery at our existing Springdale manufacturing facility and machinery at our Lowell plastic processing facility. New capital projects have been funded primarily from cash flow available after meeting our operating and fixed obligations, so there has been no assurance as to when, or if, funds would be available to complete our planned capital projects.
     Our capital improvement budget for 2005 is currently estimated at $12.8 million, of which we believe we can finance up to $6 million through long-term debt and operating leases; the balance of required funds is intended to come from cash flow. As described below, we have thus far secured $1.9 million of the desired $6 million. We have received proposals from financial institutions to provide the additional $4.1 million, but there is no assurance that such funding will be finalized. If we are not able to secure additional debt or lease funding, our capital expansion program will be delayed.
     On October 4, 2005, we entered into a construction loan in the amount of $1,932,000 with Liberty Bank of Arkansas to refinance existing indebtedness on ten acres of land owned by us in Washington County, Arkansas and to construct and develop an extension of our manufacturing facility currently existing on the land. The loan is evidenced by a loan agreement and a promissory note, each of which contains customary terms, conditions, restrictions, and other provisions. The loan is secured by (i) certain liens and encumbrances set forth in a related mortgage on the land; (ii) an assignment of leases and rents encumbering the land and any lease thereof; and (iii) any financing statements filed by the bank.
     The loan requires that all development, construction and any related improvements, landscaping and other work with respect to the land financed with the proceeds of the loan must be completed no later than September 28, 2006 (the “Completion Deadline”). The loan will mature three years after the Conversion Date (meaning the Completion Deadline or any earlier date that we elect to begin repayment of principal and interest), unless we default on the loan or we and the bank mutually agree on a different maturity date (“Maturity”). The loan requires interest-only payments prior to the Conversion Date followed by principal and interest payments from the Conversion Date through Maturity. From the Conversion Date through Maturity, we shall be required to make consecutive monthly payments of principal and interest amortized over a twenty five (25) year period with a final payment of all outstanding sums due, including without limitation, principal and accrued interest due and payable upon Maturity. The loan contemplates that we will be required to make a “balloon” payment of all outstanding principal and accrued interest upon Maturity.
     The loan bears interest: (a) from October 4, 2005 until the Conversion Date, at a fixed rate equal to the Wall Street Journal Prime Rate of Interest plus 25 basis points determined on the Conversion Date and (b) from the Conversion Date until maturity at the Wall Street Journal Prime Rate of Interest plus 100 basis points.
     We have proceeded with reconstruction of the fire-damaged Junction, Texas facility despite a dispute with our third tier insurance carrier, Lloyds of London, and have been required to invest $1.4 million from cash flow. We have filed a claim seeking $1.8 million from Lloyds, and the claim is currently being reevaluated based upon the replacement cost of the assets damaged in the fire.
     Under the 2003 bond agreement, AERT covenants that it will maintain certain financial ratios. If we fail to comply with the covenants, or to secure a waiver there from, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which could give the bond trustee the option to take us into bankruptcy.

	September 30,
Bonds payable and Allstate Notes Payable Quarterly Debt Covenants	2005	Compliance

Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	2.91	Yes
Current ratio of not less than 1.00 to 1.00 (as adjusted1)	1.02	Yes

Not more than 10% of accounts payable in excess of 75 days past invoice date	7.6%	Yes
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.1%	Yes

(1)	The current ratio calculation was modified through December 31, 2005 by Allstate to include the debt service reserve fund of $2,093,475 in current assets.
     We believe that funds generated from operations will be adequate for us to pay operating expenses and meet our fixed obligations for the balance of 2005 and into the future. If we are unable to complete our 2005 capital expansion and efficiency improvement programs as planned, it will limit our ability to grow sales and profit margins in 2006.

Uncertainties, Issues and Risks
     There are many factors that could adversely affect AERT’s business and results of operations. These factors include, but are not limited to, general economic conditions, significant price increases of plastic raw materials, decline in demand for our products, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, litigation, new products / product transition, product obsolescence, competition, acts of war, natural disasters, terrorism, public health issues, concentration of customer base, loss of a significant customer, management’s failure to execute effectively, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.
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
Item 4. Controls and Procedures.
     Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Robert A. Thayer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of September 30, 2005 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, these executive officers have concluded that, as of September 30, 2005, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. During the quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2005 annual meeting of stockholders on July 28, 2005. The following matters proposed by the board of directors were voted upon at that meeting.
     Proposal 1: The stockholders approved the proposal to elect to the board of directors each of the nominees listed below.

Nominees	Votes For	Votes Withheld
Joe G. Brooks	37,884,883	527,872
Marjorie S. Brooks	37,959,429	453,326
Stephen W. Brooks	37,961,583	451,172
Jerry B. Burkett	38,085,148	327,607
Edward P. Carda	38,065,423	347,332
Melinda Davis	38,084,948	327,807
Tim W. Kizer	38,079,923	332,832
Samuel L. “Tony” Milbank	38,074,248	338,507
Sal Miwa	38,083,948	328,807
Jim Robason	38,062,748	350,007
Michael M. Tull	38,066,348	346,407
     Proposal 2: The stockholders approved the 2005 Key Associate and Management Equity Incentive Plan.

For	Against	Abstain
19,123,752	1,211,301	75,128
     Proposal 3: The stockholders approved the 2005 Non-Employee Director Equity Incentive Plan.

For	Against	Abstain
19,180,521	1,142,028	87,632
     Proposal 4: The stockholders approved the proposal to ratify the appointment of Tullius Taylor Sartain and Sartain as our independent auditors.

For	Against	Abstain
38,178,917	91,020	142,818
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
RECYCLING TECHNOLOGIES, INC.

By: /s/ JOE G. BROOKS

Joe G. Brooks,
Chairman, Co-Chief Executive Officer and President

/s/ STEPHEN W. BROOKS

Stephen W. Brooks,
Co-Chief Executive Officer

/s/ ROBERT A. THAYER

Robert A. Thayer,
Chief Financial Officer
Date: November 14, 2005

Index to Exhibits

Exhibit
Number	Description
10.47	Loan Agreement

10.48	Promissory Note

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer

32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer