Form 10-K
period 2005-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2006-03-31
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission file Number 1-10367
Advanced Environmental Recycling Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	71-0675758
(State of Incorporation)	(I.R.S. Employer Identification No.)

914 N Jefferson Street Post Office Box 1237 Springdale, Arkansas (Address of principal executive offices)	72764 (Zip Code)

Registrant’s telephone number, including area code:
(479) 756-7400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

On June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity of the registrant was $38,503,743 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding at March 27, 2006: Class A — 38,137,812; Class B — 1,465,530

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2006 Annual Meeting to be held June 8, 2006, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

i

Item 1.	Business

Summary

Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics. Our products have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Since our inception in 1989, we have sold over $350 million of products into the North American marketplace. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoctm, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. We also operate a warehouse and reload complex in Lowell, Arkansas. Operations will commence in the second quarter of 2006 at our third composite extrusion plant, which we refer to as “Springdale South”. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser — our primary decking customer — and regional building product distributors.

Products

Using the same basic process and material, we manufacture the following product lines:

•	Commercial and residential decking planks and accessories such as balusters and handrails (MoistureShield and Weyerhaeuser ChoiceDek),

•	Exterior door and window components, and

•	Exterior housing trim (MoistureShield).

The wood fiber content of our products gives them many properties similar to all-wood products, but we believe the plastic content makes our products superior to either all-wood or all-plastic alternatives because:

•	Unlike wood, our products do not require preservatives or treatment with toxic chemicals nor do they require yearly water sealing or staining.

•	Our products are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

•	Our products are engineered for superior moisture-resistance and will not swell or expand like wood.

•	Our products can be designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste.

•	Our products are less subject to rotting, cracking, warping, and splintering, insect infestation and water absorption than conventional wood materials.

•	Our products can be aesthetically enhanced to provide a wood-like or grained surface appearance.

•	When combined with our unique tie coat primer, the life of exterior paint can be greatly enhanced, thus creating a low-maintenance non-wood trim and fascia system designed to enhance and complement fiber cement siding.

•	Our products can be combined with coloring agents and/or other additives to provide different colors and aesthetics.

AERT’s composites manufacturing process involves proprietary technologies, certain of which are patented. We also use manufacturing equipment that has been custom-built or modified to our specifications. Our composite building material became a patented product in June 1998 under U.S. Patent No. 5,759,680.

Based upon our extensive product testing and successful extended field history of over a decade, we offer a limited lifetime replacement warranty on our products against rot and fungal decay, and termite and insect damage.

Marketing and Sales

General Market Strategy.  We have manufactured wood plastic composite products since 1989. Our products are designed for applications where we can add the greatest value and address market needs, i.e. for external applications where wood is prone to rot and/or requires substantial yearly maintenance in the form of staining or water sealing. Though we believe there are many possible applications for our wood/plastic composite technology, we have focused our resources and personnel on outdoor decking and door and window components, which in our view represent the most attractive market opportunities at this time. Within our chosen markets, we are constantly working to develop and improve strong customer relationships.

Outdoor Decking Systems.  Initially, beginning in 1995, we sold our decking products exclusively to Weyerhaeuser Building Materials. That changed in 2004, and we currently operate under a contract with Weyerhaeuser whereby Weyerhaeuser purchases all of our ChoiceDek Premium decking products for resale exclusively to Lowe’s Companies under the Weyerhaeuser ChoiceDek brand. Additionally, we are the exclusive producer of composite decking for Lowe’s. The Weyerhaeuser contract requires us to produce, and Weyerhaeuser to purchase, a minimum number of truckloads of ChoiceDek Premium decking and accessories, which amount is set by Weyerhaeuser each year subject to a minimum annual quantity of 1,850 truckloads. Weyerhaeuser and independent lumber dealers can also special order MoistureShield decking from the Weyerhaeuser distribution network in certain markets. Weyerhaeuser has agreed to provide Lowe’s the exclusive right to carry the ChoiceDek Premium product line, which Lowe’s sells in all of its 1,200+ home improvement stores across the U.S. Weyerhaeuser and AERT were named Lowe’s “Vendor of the Year” for lumber products in 2005. Lowe’s promotes ChoiceDek Premium through a national print and advertising campaign and sponsorship of major sporting events such as the NCAA basketball “Final Four” tournament and NASCAR races. The Weyerhaeuser contract is year-to-year and automatically renews each year unless either party provides four months advance notice of cancellation. We believe the Weyerhaeuser contract strengthens our competitive position in the decking marketplace and gives us the opportunity to develop and sell new products through the same home improvement warehouse channel.

We promote our decking products through displays and presentations at national, regional, and local home, lawn, and garden shows, and through in-store displays. We have an on-going print advertising program that targets the residential decking market. Lowe’s is also conducting a national print and television advertising campaign for ChoiceDek Premium.

Weyerhaeuser purchases accounted for about 77% of our 2005 net sales. If Weyerhaeuser were to cancel the Weyerhaeuser contract, we would have to develop an alternative distribution system for decking products, which could be expensive and time consuming. Though Weyerhaeuser has purchased substantially all of our decking production since 1995, there is no assurance that it will continue to do so (see Item 1A. “Risk Factors — The loss of one or more of our key customers could cause a substantial reduction in our revenues and profits” and Note 2 to the financial statements regarding concentration of risk).

In October 2004, we began production of our new MoistureShield brand line of decking products, which consists of four colors and a wood-like embossed surface pattern. MoistureShield decking is currently sold to a limited number of primary distributors, who re-sell it to lumber dealers and contractor yards for sale to local deck builders and home builders. MoistureShield decking sales represented about 9% of total Company sales in 2005. The MoistureShield decking line will allow us to diversify our customer base. It also allows us to diversify the risk inherent in selling such a large portion of our production to one customer, Weyerhaeuser. It is our intent to grow the MoistureShield decking program and diversify our customer base as additional production capacity becomes available during 2006.

Door and Window Products.  We sell our MoistureShield industrial products to door and window manufacturers for use as component parts of their products. For example, we manufacture a windowsill that is built into products like Portrait windows by Stock Building Supply and we manufacture door rails built into doors by Therma-Tru Corporation. In marketing, we emphasize the “value-added” potential of the MoistureShield composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics that save our customers time and expense. Customers also avoid the need for chemical treatments to their final product, which are otherwise often necessary to prevent rot and sustain durability. The durability of our MoistureShield composite components allows our customers to extend the lifetime or warranties of their products while reducing or eliminating warranty claims costs.

Therma-Tru and Stock Building Supply each purchase a large portion of our industrial products. The loss of either customer would negatively impact sales and earnings. We are unable to predict the future size of the markets for MoistureShield industrial products; however, we believe that the national door and window, commercial and residential trim, and residential decking material markets are large and growing and will allow us to diversify our customer base over time as we add production capacity and focus on additional opportunities.

Exterior Trim and Fascia Products.  We market an exterior trim and fascia system under the trade names MoistureShield Trim and MoistureShield CornerLoc. Three national homebuilders are now specifying and using the product. With our previous limitations on production capacity and focus to meet the demand for our decking systems, we have limited our Trim and CornerLoc production to date. We believe this product line has significant growth potential, and we are striving to increase production capacity so that we can increase production and initiate a marketing program, in conjunction with our MoistureShield distributors. The timetable of a full product launch is dependent upon our construction and financing timetable and the start-up of our Springdale South manufacturing facility (see Item 2 — Properties and Item 7 — Liquidity and Capital Resources).

Sales and Customer Service.  We provide sales support and customer service through our own marketing department, through outside commissioned representatives with an affiliated entity, through Weyerhaeuser, and through training programs for our customers and their sales associates. Our in-house sales and customer support team is focused on serving commercial decking contractors and supporting the Weyerhaeuser and Lowe’s sales professionals. Information and customer service are provided through the websites www.choicedek.com and www.moistureshield.com, and through a national toll-free customer assistance telephone number. We also use independent, outside sales representatives in some markets to serve door, window, and decking customers.

Cyclical Nature of Building Products Industry.  Our products are used primarily in home improvement and new home construction. The home improvement and housing construction industries are subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. High interest rates and economic uncertainty in particular can lead to reduced homebuilding and/or home improvement activity. Reductions in such activity could have an adverse effect on the demand for our products. We have focused a large portion of our business on the remodel and repair market segment which we believe is less sensitive to interest rate fluctuations.

Product Innovation.  In our constant pursuit of satisfying our customers, and to keep up with changing trends in the marketplace, we routinely analyze the need to develop new products and improve existing products. We intend to develop several new decking products in late 2006 for introduction to consumers in 2007.

Raw Materials

Wood Fiber.  The wood fiber we use is waste by product generated by hardwood furniture, cabinet, and flooring manufacturers. The cost of acquiring the waste wood is primarily the handling and transportation costs involved in getting the material to our facilities. Costs vary with transportation costs in general, which are related to petroleum prices and the supply and demand for over-the-road trucking services. Our cost of sourcing waste wood fiber has increased over the last three years due to transportation costs, but remains a small proportion of our total costs. Our gross profit margin is not materially sensitive to changes in the cost of acquiring wood fiber.

Two suppliers accounted individually for more than 10% and collectively for approximately 80% of our 2005 waste wood fiber purchases. Based on our discussions with other waste wood fiber suppliers, we believe that if the arrangements with one or both of these suppliers were terminated we would be able to obtain adequate supplies of waste wood fiber at an acceptable price from new suppliers. We are currently evaluating the feasibility of establishing an in-house wood fiber reclamation and cleaning system in northwest Arkansas.

Recycled Plastics.  We use the following classes of industrial and consumer waste polyethylene:

•	Low density polyethylene (LDPE) poly coatings or linings from recycled bleached food-board, which are generated from the hydro-pulping process;

•	High density polyethylene (HDPE) and linear low density polyethylene (LLDPE) mixed plastic grocery bags from supermarket and store collection programs;

•	HDPE ground container material;

•	LLDPE stretch film from warehouses and packing waste; and

•	Virgin HDPE and LDPE pellets.

The main materials we use are highly contaminated with paper and other non-plastic materials, which lessen their value to other plastic recyclers. Our proprietary recycling process does not require the purity, extensive cleaning, additional washing, and melt filtration required for conventional plastics manufacturing, and can be conducted faster and more economically. By using primarily contaminated, lower in waste plastics, we produce a usable, but lower cost, feedstock for our composite extrusion lines. We also purchase plastic raw materials from outside sources, including virgin resin producers. These materials are more expensive and more sensitive to price swings related to the petrochemical industry. We also are subject to various quality and consistency problems when dealing with third party scrap suppliers, which also increases our costs. Thus, we are utilizing more virgin resin at higher prices as we further work to increase our in-house infrastructure. Our goal is to source and process a minimum of 75% of our plastic raw materials in-house. In 2005, we processed approximately 55%, which still leaves us overly dependent on outside suppliers.

One supplier accounted for about one third of our 2005 polyethylene scrap purchases by weight. No other of our more than 100 polyethylene suppliers accounted for more than 10% of our purchases by weight.

Over the last several years, we believe four factors have caused an increase in the demand for scrap polyethylene and, consequently, the cost to us of acquiring raw materials for our manufacturing process.

•	As world political events conspired to raise the price of petroleum there was a related rise in the price of virgin plastic, which is a petroleum and natural gas derivative. This in turn increased the demand for scrap plastics since scrap can be substituted for virgin plastics in many manufacturing applications. We thus began competing with scrap plastic consumers that had not previously been in the market.

•	The relative decline in the value of the dollar versus major Asian currencies has made it economical for Asian manufactures to source scrap plastic in the U.S. for use in their countries. We have thus encountered significant competition for scrap plastics from foreign consumers that had not previously been a factor in the market.

•	Demand from economies in China and India for increased petrochemical products.

•	As annual sales of wood composite decking products have grown, we and other composite decking manufacturers have become relatively large consumers of scrap plastics, which has created increasing competition for raw materials and driven up prices.

On the other hand, we believe that the economics of recycling are now such that more private and public entities will find it attractive to undertake removing plastic scrap from the waste stream and make it available to consumers like us.

Supply Contracts.  We purchase raw materials under both supply contracts and purchase orders. In 2005, we purchased about 40% of our polyethylene scrap and all of our waste wood, by weight, via purchase orders. Purchase order acquisitions are one-time transactions that involve no long-term obligation. We also have supply contracts, with terms that range from one to three years, which obligate us to purchase materials. The prices under these contracts are renegotiated semi-annually or annually. In the past three years, the amounts we have been obligated to purchase under the supply contracts have been significantly less than the amounts of these materials we have needed for production.

Competition for Raw Materials.  As the wood/plastic composites industry grows, we sometimes compete for raw materials with other plastic recyclers or plastic resin producers. We believe that our ability to use highly contaminated polyethylene limits the number of competitors because most recycling processes require “cleaner” waste plastic sources. Nonetheless, we expect to continue to encounter new entrants into the plastics reclamation business. These new entrants may have greater financial and other resources than we do, and may include domestic and foreign beverage bottlers, manufacturers, distributors and retailers, forestry product producers, petrochemical and other companies. We increased our capacity for processing waste plastic in 2005, which reduced our dependence on outside suppliers and reduces our overall costs but it is still not to desired levels. There is no assurance that we will be able to control the effect that increasing waste plastic costs has on our profitability. (See Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources.)

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

We have filed nineteen patent applications and have received issuance from the United States Patent and Trademark Office for fourteen patents, five of which relate to our composite materials manufacturing operations and product, and nine of which relate to waste plastics reclamation technologies. The patents cover our composite product, extrusion process and apparatus, our continuous down-stream cooling and forming conveyor system and our plastic reclamation process and equipment. The cost of patent protection and, in particular, patent litigation is extremely high. It can also strain resources and inhibit growth.

Industry Standards

Local building codes often require that building materials meet strength and safety standards developed by the American Society for Testing Materials and that, in order to qualify, the materials be evaluated by an independent testing organization. Our decking, handrails and stair applications have a national evaluation report “NER” code rating under NER-596. The NER rating provides local building inspectors and code officials with independent testing and installation information regarding our products. We believe that the NER listing has helped to increase sales and market acceptance of our decking products. We have recently renewed our building code listing and are currently in the process of upgrading and increasing the number of products covered for additional building code approval.

Regulation

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

Our operations are also subject to work place safety regulation by the U.S. Occupational Safety and Health Administration, the state of Arkansas, the state of Texas, and the state of Louisiana. We provide safety awareness and training programs for all associates who work in a manufacturing environment.

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

Sales of non-wood decking products to date represent a small portion of the decking market. According to an independent research report the wood-alternative market share was 16% in 2004 and continues to grow. Pressure treated pine, cedar, redwood and other traditional woods constitute the vast majority of annual decking sales. We thus view wood decking as our principal competitor. The wood decking industry is highly segmented with many small to medium sized manufacturers. Wood decking is principally a commodity that competes as the low-priced product, whereas the more-expensive non-wood products must compete on features and performance.

Among manufacturers of alternative decking materials, we view Trex Company, Crane Plastic’s TimberTech, Louisiana-Pacific Corporation’s WeatherBest, and Fiber Composites LLC’s Fiberon, as our primary competitors.

The market for door, windowsill, and trim products is highly segmented, with many competitors. We believe that our MoistureShield industrial products have superior characteristics and are competitively priced. We emphasize durability, which means that manufacturers and homebuilders using our products should see reduced warranty callbacks and higher customer satisfaction. Our product competes on durability and the ability of the customer to order a product that is custom manufactured to its specifications.

Employees

On December 31, 2005, we employed 670 people on a full-time basis, as associates. We had 80 associates at the Texas facility, of which two were executive and/or office personnel and 78 were full-time factory personnel. The Arkansas facilities, including our corporate office, employed 568 associates, of which 101 were executives and/or office personnel and 467 were full-time factory personnel. We had 22 full-time associates at our Louisiana facility. From time-to-time, we hire part-time employees to supplement our workforce.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including but not limited to the following:

We have a working capital deficit

At December 31, 2005, we had a working capital deficit of $687,039 and at December 31, 2004, we had a working capital deficit of $3.5 million. The working capital deficit is the result of previously incurred losses from operations, our decision to finance capital projects with cash generated from operations, and our need to fund rapid growth in sales.

We may be unable to secure an adequate quantity and quality of raw materials at economical prices

The largest component of our raw material costs is scrap polyethylene. The price that we must pay for these materials is related to the market prices of natural gas and petroleum, which have been rising and volatile in recent years. Our future profitability is contingent on us being able to manage raw material costs under these circumstances.

The loss of one or more of our key customers could cause a substantial reduction in our revenues and profits

We could be materially adversely affected if we were to lose one or more of our large existing customers. Our principal customer for our decking material is Weyerhaeuser, which accounted for 77% and 81% of our sales in 2005 and 2004, respectively. A few large door and window construction companies have historically purchased substantially all of our industrial component products. A loss of any one of our large customers would adversely affect our sales and profitability.

If we are unable to comply with certain debt covenants, our financial position and operations could be adversely affected

The bond agreement contains financial covenants, which include a current ratio of not less than 1.00 to 1.00 and a requirement that not more than 10% of accounts payable be in excess of 75 days past the invoice date. We were not in compliance with these two covenants at December 31, 2005; however, these covenants were waived by the bondholder as of December 31, 2005 through, and including, December 31, 2006. There is no assurance that we will be able to comply with these debt covenants in the future, or that the bondholder will waive or modify the covenants in the future. If we are unable to comply with the covenants or obtain a waiver or modification of the covenants in the future, then the bond debt, currently in the amount of $12.9 million, could immediately become due and payable, the bondholder could foreclose on the property used to secure the debt, and the bondholder could claim our revenues pledged as part of the bond agreement.

Restrictions regarding increased manufacturing capabilities could restrain our business growth

We increased our sales by $23.7 million in 2005, $20.1 million in 2004 and $2.1 million in 2003, the year in which there was a fire that temporarily shut down our Junction, Texas manufacturing facility. Our products have seen significant growth, and our customers have significant established expansion plans. Our primary customers and markets are large, and continued sales growth will require significant capital expenditures for additional production equipment and manufacturing facilities. Although our goal is to become the number one composite producer in North America, there is no assurance that we will be able to secure the necessary financing, attain the necessary operational execution, or that the equipment and facilities will become operational in a timely manner to meet that goal.

Our growth is limited by the availability of human capital resources

Future profitable growth will require us to recruit and retain qualified associates. We compete with many larger companies in the labor market, many of whom offer more attractive compensation packages than we are able to economically provide. Though we have adopted equity compensation plans to aid in our efforts to recruit and retain qualified associates, the accounting treatment for those plans results in a reduction in our earnings.

Declines in construction activity may adversely affect our business

Our products are sold in the home improvement and new home construction markets. These markets are subject to significant fluctuations in activity and to periodic downturns caused by general economic conditions. A slowdown in construction activity could have an adverse effect on the demand for our products.

Fire disruptions may adversely affect our business

Our raw materials and manufacturing processes involve a greater than average risk of fire loss or disruption. Through the Company’s history, we have experienced several fires, some of which severely disrupted our manufacturing operations. There was an accidental fire at our Junction, Texas facility in March 2003, which caused substantial damage and temporarily shut down plant operations. Although we have increased security and increased fire protection equipment at our facilities, another major fire could occur and materially adversely affect our operations.

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

Future sales of shares could be dilutive and impair our ability to raise capital

The conversion of a significant number of our outstanding derivative securities into Class A common stock could adversely affect the market price of the stock. There are currently warrants outstanding for 9,176,242 shares of Class A common stock at an average exercise price of $1.05, and options outstanding for 3,688,130 shares of Class A common stock at an average exercise price of $1.01. The exercise or conversion of a material amount of such securities will result in a dilution in interest for our other security holders. The convertible securities whether converted into stock or not, could impair our ability to obtain additional capital because of the potential for dilution. Also, the holders of such securities may be expected to exercise their rights at a time when we would in all likelihood be able to obtain needed capital through a new offering of our securities on terms more favorable than those provided by the outstanding securities.

The high growth rate in demand for our products will eventually slow

The demand for our decking products has increased rapidly over the past three years due to growing consumer awareness of the benefits of composite decking and the marketing efforts of our customers who sell our products to end users. As annual sales of composite decking increase, it is likely that the growth rate of our decking sales will slow.

Item 1B.	Unresolved Staff Comments.

We have no unresolved staff comments.

Item 2.	Properties

We operate the following manufacturing and recycling facilities:

We manufacture our MoistureShield and Weyerhaeuser ChoiceDek brand lines of decking products at our Springdale, Arkansas extrusion plant. That facility also produces door, window, and housing trim components. Springdale had four extrusion lines and a plastic recycling facility throughout 2005. The Springdale plant consists of 103,000 square feet under one roof and is located on 10 acres with a rail siding in the Springdale industrial district. Since 1999, we have added 30,440 square feet of shed storage space and installed a dual sprinkler system.

We lease an office, storage building, and parking lot adjacent to the Springdale facility. The lease is renewable yearly. The office and storage facility is comprised of 10,000 square feet on 2.36 acres and houses our corporate offices.

Our Junction, Texas facility manufactures primarily MoistureShield and Weyerhaeuser ChoiceDek decking. A fire in March 2003 reduced production capacity for the rest of 2003, but production increased through 2003 and 2004 as fire damage was repaired. Full restoration has been slowed by litigation with one of the insurance carriers responsible for paying for fire damage (see Item 3. Legal Proceedings). The Junction plant consists of a 49,000 square foot manufacturing and storage facility on a seven-acre site. We believe that the Junction facility is currently suitable for composite materials manufacturing requirements on a regional basis.

During the first quarter of 2004, we relocated and expanded our paint system and added some finishing and packaging operations to a 50,000 square foot facility near Tontitown, Arkansas. This allowed for additional extrusion production at the Springdale facility.

In late 2003, we began construction on a plastics processing facility in Lowell, Arkansas. Work was completed in the fourth quarter of 2004 though we continue to add and upgrade processing equipment. The facility is used for plastic recycling, blending, and storage, and includes a railroad loading/unloading spur, truck scale, receiving station, and finished goods storage.

In the fall of 2004, we entered into two leases for two 100,000 square foot warehouses under construction in Lowell, Arkansas that are connected by rail spurs. We first occupied these warehouses in the first quarter of 2005. One warehouse is used for raw material storage, and the second is used for both raw material and finished goods storage. We have recently leased a third 125,000 square foot warehouse in the same complex, which will be used for finished goods processing and distribution. We also lease ten acres of land adjacent to our Lowell plastic plant for storage and load-out of finished goods; this operation is designed to load up to five railcars and ten trucks at a time.

We lease plastic recycling equipment and factory space in Alexandria, Louisiana, which commenced operations in June 2003. The lease is for five years from June 2003 through June 2008. We have made improvements and installed additional equipment to increase the facility’s throughput. The upgrades provide flexibility to economically process different types of scrap plastic and to provide plastic feedstock of a quality and consistency necessary to efficiently operate our extrusion facilities.

We began building a new extrusion factory just to the south of our existing Springdale plant in 2005. Construction of this “Springdale South” facility is being financed from a combination of cashflow, operating leases and traditional debt financing, so completion has been subject to some degree to the availability of funds from operations. We believe we can begin the first of Springdale South’s planned four production lines in the second quarter of 2006, but there is no assurance that we will be able to meet our planned schedule. We anticipate installing the other three lines over the course of the next two years, subject to continued growth in demand for our products.

Item 3.	Legal Proceedings

Lloyd’s London

We have been sued by certain underwriters at Lloyd’s, London (“Lloyd’s”) in connection with a pending final settlement of our Junction, Texas fire claim. Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas seeking a declaratory judgment that they are not liable to reimburse us for certain costs of rebuilding the AERT Junction, Texas facility. Lloyd’s alleges that we did not rebuild the facility exactly as it had existed prior to the March 2003 fire and seeks to retroactively cancel its portion of the insurance policy. The filing was unexpected by us because we cooperated fully with the claims underwriting process and believed that negotiations toward a final settlement of the claim were progressing.

We believe the Lloyd’s lawsuit is without merit. We filed a counterclaim on January 24, 2005 denying all of Lloyd’s allegations and seeking immediate and full reimbursement for rebuilding of the Junction plant. We seek to recover actual damages in the amount of at least $2.4 million plus attorney and court fees and punitive damages for acts of bad faith committed by Lloyd’s.

The parties participated in an unsuccessful court-ordered mediation on March 13, 2006. The matter will now go to trial, though a trial date has not yet been set by the court.

Advanced Control Solutions

On March 3, 2006, a Benton County Circuit Court jury found AERT liable for $655,769 in damages to Advanced Control Solutions (“ACS”) for future business opportunities that ACS alleges it lost when AERT discontinued using ACS programming and electrical contractor services and for missing equipment. The jury found that AERT also interfered with certain non-compete provisions of an employment agreement between

ACS and an employee by hiring the employee after he had been terminated by ACS in December 2003. The jury also awarded AERT judgment against ACS for approximately $45,000 for ACS’s failure to complete a programming contract.

We strongly disagree with the jury’s findings and intend to exercise our full legal rights of appeal. We intend to file motions requesting the Judge to set aside the verdicts against AERT as not being supported by the law and facts. If the motions are not granted, AERT will appeal the jury verdicts to the Arkansas Court of Appeals.

Other Matters

AERT is involved in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the NASDAQ Capital Market System under the symbol AERTA.  As of March 27, 2006, there were approximately 1,600 holders of record of Class A common stock and 11 holders of record of Class B common stock. The price of our common stock was $1.79 on December 31, 2005. We have not previously paid cash dividends on the common stock and there are currently restrictions under various debt obligations that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly sales prices (as reported by NASDAQ) of our Class A common stock for the years ended December 31, 2004 and 2005.

Sales price range of Class A common stock

	High	Low

Fiscal 2004
First Quarter	1.45	1.10
Second Quarter	1.28	1.00
Third Quarter	1.72	1.04
Fourth Quarter	1.67	1.18
Fiscal 2005
First Quarter	1.85	1.25
Second Quarter	1.59	1.21
Third Quarter	1.74	1.19
Fourth Quarter	1.79	1.25

No repurchases of common stock took place during the fiscal year 2005.

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

The following tables set forth selected historical data for the years ended December 31, 2001 through 2005, derived from our audited financial statements for each such year and should be read in conjunction with such financial statements and the footnotes attached thereto as well as the discussion contained herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Year Ended December 31,
	2005	2004	2003	2002	2001

Statements of Operations Data:
Net sales	$87,312,560	$63,637,285	$43,520,563	$41,415,466	$33,422,959

Income (loss) before extraordinary gain, accrued premium on preferred stock and income taxes	3,583,370	1,369,983	(665,921)	1,193,333	602,864
Accrued premium on preferred stock	(235,367)	(276,000)	(276,000)	(278,083)	(290,000)

Income (loss) before extraordinary gain and income taxes	3,348,003	1,093,983	(941,921)	915,250	312,864
Net income tax benefit	4,449,682	—	—	—	—

Income (loss) before extraordinary gain	7,797,685	1,093,983	(941,921)	915,250	312,864
Extraordinary gain	—	173,536	2,962,041	—	—

Net income applicable to common stock	$7,797,685	$1,267,519	$2,020,120	$915,250	$312,864

Net income (loss) per common share before extraordinary gain(1) (Basic)	$0.22	$.03	$(.03)	$.03	$.01

Net income (loss) per common share before extraordinary gain(1) (Diluted)	$0.19	$.03	$(.03)	$.02	$.01

Extraordinary gain per common share (Basic)	—	$.01	$.10	—	—

Extraordinary gain per common share (Diluted)	—	$.00	$.10	—	—

Net income (loss) per common share after extraordinary gain (Basic)	$0.22	$.04	$.07	$.03	$.01

Net income (loss) per common share after extraordinary gain (Diluted)	$0.19	$.03	$.07	$.02	$.01

Weighted average number of shares outstanding (Basic)	35,861,060	31,815,067	30,017,661	29,516,768	27,565,825
Weighted average number of shares outstanding (Diluted)	40,475,244	41,070,289	30,017,661	42,665,451	37,176,751
Balance Sheet Data:
Working capital deficit	$687,039	$3,470,971	$1,915,695	$6,557,943	$4,535,600
Total assets	56,952,673	43,340,793	36,406,601	39,335,948	36,393,071
Long-term debt less current maturities	17,010,889	15,571,068	16,659,241	4,068,210	4,303,202
Total liabilities	35,835,369	31,610,279	27,458,156	33,574,481	32,194,317
Stockholders’ equity	21,117,304	11,730,514	8,948,445	5,761,467	4,198,754

(1)	The net income (loss) per share of common stock is based on the combined weighted average number of shares of Class A and Class B common stock outstanding during the period. See Note 2 to the financial statements for a reconciliation of the basic and diluted weighted average number of shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

For the year ended December 31, 2005, our income before income taxes was $3.35 million, compared to income of $1.09 million before income taxes and extraordinary gain for 2004, a 207% increase. Net sales for 2005 increased 37% over 2004 to $87.3 million. This continued growth in our business is a result of our strategy to provide our customers with the best product and the best service at the best price. Net income was $7.8 million or $0.19 per fully diluted share. Net income includes a $4.6 million tax benefit for the elimination of the valuation allowance.

Now that AERT has been profitable from operations for the past two years and expects to be profitable in the future, we removed the valuation allowance we had provided for our deferred tax assets in the fourth quarter and recognized a net $4.6 million non-cash income tax benefit, which significantly increased net income for the quarter and year. The deferred tax asset is comprised of net operating losses (NOLs) accumulated in the Company’s developmental years. In future periods, AERT will apply a combined federal and state effective income tax rate of approximately 40% to pre-tax income, even though the taxes recorded will be primarily non-cash charges. We will continue to use the NOLs to reduce actual income tax payments, which will benefit our cash flow.

Sales growth in 2005 was driven by continued strong demand for all three of our product lines and enabled by higher factory output resulting from increased productivity and price increases. In order to meet expected future demand, we are building a third extrusion factory and expanding our plastic recycling facilities, which resulted in a total capital investment of $9.6 million during 2005. We plan to continue to increase our production capacity in step with growing demand for our products. As industry-wide sales of composite decking increases, it is likely that the annual rate of sales growth will decelerate.

Our gross profit margin improved to 24% in 2005 from 23.1% in 2004. Volatility in worldwide pricing of polyethylene — the largest component of our raw material costs — continues to present a challenge as we reach for higher and more stable margins. We believe polyethylene prices will continue to be unstable and so we are focused on further developing our capability to use types of polyethylene waste that are in abundant supply and low demand.

Our operating margin improved to 6.4% of net sales in 2005 from 5.5% of net sales in 2004 due to our improved gross margin and because we were able to increase sales at a faster rate than we increased our overhead costs, which we expect to continue. General and administrative costs for 2005 included substantial legal expenses, and we also took a one-time net charge in the fourth quarter of 2005 of $610,206 as a reserve against a recent jury award in a contract dispute with a former supplier.

We generated $7.3 million of cash flow from operations in 2005 versus $5.4 million in 2004, a 35% increase. Cash used for capital improvements was approximately $5.9 million, cash used in financing activities was $836,000 (primarily to reduce debt), and we increased our cash balance by $670,000. At December 31, 2005, our current ratio was 0.96 and our long-term debt to equity ratio was 0.81. That compares to 0.78 and 1.33, respectively, at December 31, 2004. We believe that funds generated from operations will be sufficient to pay our operating costs and fixed obligations for 2006 and into the future.

For 2006 and beyond we are focused on adding production capacity and improving manufacturing efficiencies. For example,

•	We are investing heavily in in-house plastic recycling capacity and advanced recycling technologies;

•	We expect to start one production line at our new Springdale South extrusion facility in the second quarter of 2006 and plan to add a second line in early 2007, with two more lines — for a total of four — anticipated by the end of 2007.

•	We are continually evaluating, improving and implementing manufacturing efficiencies;

•	We continue to aggressively recruit new AERT associates for senior and middle management levels.

•	We continue to build brand recognition and our company’s reputation with the quality of our products and customer service.

We believe the selected sales data, the percentage relationship between net sales and major categories in the Statements of Operations and the percentage change in the dollar amounts of each of the items presented below is important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Results of Operations and Financial Condition provides an understanding of our business segment, our operations and our financial condition.

Results of Operations

Three Year Comparison

	2005	% Change	2004	% Change	2003

Net sales	$87,312,560	37.2%	$63,637,285	46.2%	$43,520,563
Cost of goods sold	66,389,964	35.6%	48,963,166	42.5%	34,361,984
% of net sales	76.0%	(0.9)%	76.9%	(2.1)%	79.0%

Gross margin	20,922,596	42.6%	14,674,119	60.2%	9,158,579
% of net sales	24.0%	0.9%	23.1%	2.1%	21.0%
Selling and administrative costs	14,595,854	31.5%	11,099,911	23.3%	9,001,261
% of net sales	16.7%	(0.7)%	17.4%	(3.3)%	20.7%
Research and development	110,134	13.3%	97,207	24.8%	77,900

Subtotal	14,705,988	31.3%	11,197,118	23.3%	9,079,161
% of net sales	16.8%	0.8%	17.6%	(3.3)%	20.9%

Operating income	6,216,608	78.8%	3,477,001	4278.1%	79,418
% of net sales	7.1%	1.6%	5.5%	5.3%	0.2%
Other income (expense)
Insurance proceeds related to lost income	—	(100.0)%	8,720	(99.2)%	1,125,372
Net litigation contingency	(610,206)	—	—	0.0%	—
Loss on disposition of equipment	(26,122)	—	—	0.0%	—
Net interest expense	(1,996,910)	(5.6)%	(2,115,738)	13.1%	(1,870,711)

Income (loss) before extraordinary item accrued premium on preferred stock and taxes	3,583,370	161.6%	1,369,983	—	(665,921)
% of net sales	4.1%	1.9%	2.2%	3.7%	(1.5)%
Accrued premium on preferred stock	(235,367)	(14.7)%	(276,000)	0.0%	(276,000)

Income (loss) before extraordinary item and taxes	3,348,003	206.0%	1,093,983	—	(941,921)
% of net sales	3.8%	2.1%	1.7%	3.9%	(2.2)%
Net income tax benefit	4,449,682	—	—	0.0%	—
% of net sales	5.1%	5.1%	0.0%	0.0%	0.0%

Income (loss) before extraordinary item	7,797,685	612.8%	1,093,983	—	(941,921)
% of net sales	8.9%	7.2%	1.7%	3.9%	(2.2)%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	(100.0)%	173,536	(94.1)%	2,962,041

Net income applicable to common stock	$7,797,685	515.2%	$1,267,519	(37.3)%	$2,020,120
% of net sales	8.9%	6.9%	2.0%	(2.6)%	4.6%

Net Sales	2005	% Change	2004	% Change	2003

Springdale facility	$67,823,259	41.6%	$47,902,106	40.1%	$34,203,234
Junction facility	19,489,301	23.9%	15,735,179	68.9%	9,317,329

Total net sales	$87,312,560	37.2%	$63,637,285	46.2%	$43,520,563

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales for the year ended December 31, 2005 grew 37.2% compared to 2004. Our challenge, as in recent prior years, was to make enough of our products to satisfy customer demand. Approximately 95% of the sales gain was the result of productivity increases at our plastic recycling and extrusion plants, with the balance attributable to price increases. We have recently increased prices of our products by an average of 8.5% versus the average price prevailing in 2005.

Cost of Goods Sold and Gross Margin

Cost of goods sold, as a percent of sales, decreased to 76% for the year ended December 31, 2005 from 76.9% for 2004. Labor costs and manufacturing overhead were down, as a percent of sales, due to increased automation and efficiency initiatives. Our manufacturing improvement programs also resulted in higher output per manufacturing line in 2005 versus 2004, thus reducing overhead costs as a percent of sales. Material costs, however, were up significantly due to higher costs of polyethylene scrap prices resulting from instability in world petroleum and natural gas markets and disruptions in the supply of polyethylene resulting from hurricane damage along the Gulf Coast in August and September.

Our strategy for managing raw material costs is to expand our internal plastic processing capacity and to seek new sources of lower cost waste plastic materials. We are also focused on better material handling techniques and efficiencies to further reduce manufacturing waste and handling costs. Volatility of raw material costs continues to be one of our greatest challenges and sustained upward price movement of our raw materials has an adverse effect on our profitability.

Gross profit margin improved to 24% for 2005 from 23.1% in 2004 as efficiency gains and price increases outweighed the effects of higher raw material costs.

Selling and Administrative Expenses

Selling and administrative costs increased in 2005 compared to 2004 as a result of increases in sales, customer service, and corporate personnel expenses, along with general increases in corporate costs to manage our growing business. As a percentage of net sales, selling and administrative costs decreased to 16.7% in 2005 compared to 17.4% in 2004. The categories of salaries and benefits, professional fees, advertising and promotion, travel and entertainment, and commissions together make up 75% of total selling and administrative expenses. Professional fees included substantial legal expenses (see Item 3. Legal Proceedings). We expect to continue to grow sales at a faster rate than overhead expenses in 2006.

Operating Income

Operating income was 6.4% of net sales for 2005 versus 5.5% of net sales for 2004. Operating income was negatively impacted by a one-time litigation loss charge of $655,769 in the fourth quarter of 2005 pertaining to a recent jury award in a contract dispute with a former supplier (see Item 3. Legal Proceedings).

Net Income

We removed the valuation allowance we had provided for our deferred tax assets in the fourth quarter and recognized a net $4.6 million non-cash income tax benefit, which significantly increased net income for the quarter and year. The deferred tax asset is comprised of net operating losses (NOLs) accumulated during

AERT’s developmental years. In future periods, we will apply a combined federal and state effective income tax rate of approximately 40% to pre-tax income, even though the taxes recorded will be primarily non-cash charges. We will continue to use the NOLs to reduce actual income tax payments, which will benefit our cash flow.

Net income increased to $7,797,685 in 2005 from $1,267,519 in 2004. Income before income taxes for 2005 was $3,348,003, up substantially from income of $1,093,983 in 2004. Continued profitable operations depends on, among other things, our ability to manage raw material costs and to grow our sales faster than our overhead expenses (see Item 1A. Risk Factors — We may be unable to secure an adequate quantity and quality of raw materials at economical prices).

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Net sales for the year ended December 31, 2004 grew 46.2% compared to 2003 due to:

•	A product mix that included a higher percentage of value added products, including the new ChoiceDek Premium Embossed, which accounted for 15% of the increase;

•	Restoration of the Junction plant to its pre-fire capacity, which accounted for 23% of the increase; and

•	Increased productivity, which resulted from various capital projects that increased output and reduced manufacturing waste. Productivity gains account for the remaining 62% of the increase.

In 2004, demand for our products exceeded our manufacturing capacity.

Cost of Goods Sold

Our cost of goods sold increased 42.5% in 2004 versus 2003. Cost of goods sold is directly related to sales, which increased 46.2%. Cost of goods sold as a percent of sales thus decreased from 79% of sales to 76.9% of sales, which raised our gross margin from 21% to 23.1%.

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

The cost of materials in 2004 was lower, as a percent of sales, than in 2003 because we expanded our plastic processing capacity at the Lowell, Arkansas and Alexandria, Louisiana facilities and sought new sources of lower cost waste plastic materials. Also during 2004, we used a substantial amount of plastic inventory that was acquired in earlier periods at less than 2004 market prices. This helped to offset rising material costs through the year by lessening our dependence on outside suppliers. Our in-house plastic processing capacity went from 25% in 2003 to 55% in the first quarter of 2005. We focused on better material handling techniques and efficiencies in order to further reduce manufacturing waste and handling costs.

Increasing our in-house plastic processing facilities lowered our variable cost of purchasing recycled plastic scrap, but also increased our manufacturing overhead and additional processing costs. With increased fixed overhead for recycling and processing infrastructure, sufficient volumes and throughputs are required to lower overall costs. Lower-cost, poor-quality plastic scrap can cause decreased throughputs and significant increases in overall cost. This effect contributed somewhat to higher overall manufacturing costs and lower gross margin in the fourth quarter of 2004.

Overall, we were successful in reducing cost of goods sold as a percent of sales by improved focus and investing in new facilities; i.e. productivity gains offset rising material costs, which helped us to achieve an increase in 2004 operating income to $3.5 million from $79,000 in 2003.

Selling and Administrative Expenses

Selling and administrative cost increased in 2004 compared to 2003 as a result of increases in sales, customer service, and corporate personnel expenses, along with general increases in corporate costs to manage our growing business. However, as a percentage of net sales, selling and administrative costs decreased. Some of the major components of selling, general, and administrative costs were salaries, commissions, advertising and promotion, travel and entertainment and professional fees. The preceding cost categories as a percent of sales were lower in 2004 (17.6%) when compared to 2003 (20.9%).

Net Income

Net income before extraordinary item in 2004 was $1.09 million compared to a net loss before extraordinary item of $941,921 in 2003, an improvement of $2.03 million. Compared to 2003, net income before extraordinary item increased due to increased sales, lower manufacturing costs as a percentage of sales, and lower selling and administrative costs as a percentage of sales.

Net income after extraordinary item was $1.26 million compared to $2.02 million in 2003, a decrease of $760,000 or 38%. Insurance proceeds received to reimburse costs of reconstructing the Junction facility following a March 2003 fire resulted in a $173,536 extraordinary gain for 2004 compared to an extraordinary gain of $2.96 million in 2003.

Extraordinary Item

There was a major fire at the Junction, Texas facility in 2003. The Junction facility was fully insured. Damage caused by the fire required us to write down gross assets by approximately $4.91 million. We simultaneously adjusted accumulated depreciation on those assets by $3.96 million, resulting in a net book value decrease in assets of about $950,000. At December 31, 2004, we had invested approximately $6.4 million in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $173,536 for the year ended December 31, 2004. Through December 31, 2004, the total extraordinary gain recorded as a result of the fire was $3,135,577. Total insurance proceeds in connection with the fire were $6 million received through December 31, 2004. We had initially booked a receivable of approximately $864,000 and related income in the first quarter of 2004 for additional amounts we expected to collect from the insurers related to such matter. However, such claims are now being contested by the insurer and, although we intend to vigorously pursue the collection of such claims, we have, in accordance with generally accepted accounting principles, reversed any receivable or income for the 2004 fiscal year attributable to such disputed claims unless and until such claims are collected.

Contingencies

Liquidity and Capital Resources

At December 31, 2005, we had a working capital deficit of $687,039 compared to a working capital deficit of $3.5 million at December 31, 2004. At December 31, 2005, the working capital deficit included total current liabilities of approximately $18.59 million, of which $3.04 million was for accrued payroll expense and other accrued liabilities, $13.51 million was in payables and $2.04 million was a combination of short-term notes payable and the current portion of long-term debt. Our rapid growth and current cash flow from operations is restricting the growth of our working capital. The working capital deficit is the result of previously incurred losses from operations, our decision to pay for our capital expansion using cash generated from operations, our need to fund rapid growth in sales, and our need to use working capital to pay for a portion of the rebuild of our Junction, Texas facility after the fire, as our insurance claim was contested by our insurer, Lloyd’s London (see Item 3. Legal Proceedings). Additionally, pursuant to our bond agreement, we are required to maintain a debt service reserve fund in the amount of approximately $2 million, which is classified as a non-current asset in our balance sheet.

Cash increased $669,487 to $1.75 million at December 31, 2005 from $1.08 million at December 31, 2004. Significant components of that increase were: (i) cash provided by operating activities of $7.3 million, which consisted of the net income for the period of $7.8 million increased by depreciation and amortization of $4.2 million and decreased by other uses of cash of approximately $4.7 million; (ii) cash used in investing activities of $5.8 million; and (iii) cash used in financing activities of approximately $836,000. Payments on notes during the period were $4.2 million, and proceeds from the issuances of notes amounted to $1.9 million. At December 31, 2005, we had bonds and notes payable in the amount of $19.0 million, of which $2.0 million was current notes payable and the current portion of long-term debt.

Our expansion plans currently are prioritized around adding extrusion capacity at Springdale South, increasing plastic recycling capacity to lower raw material costs, and further automating our production processes to improve efficiencies and increase margins. New capital projects are funded primarily from cash flow, and there is no assurance as to when additional funds will be available or as to when the projects will be completed. Our capital improvement budget for 2006 is currently estimated at $12.0 million, of which we believe we can finance $6.0 million through long-term debt and operating leases; the balance of required funds must come from cash flow. There is no assurance that we will generate sufficient cash flow to meet our objectives. If we are unable to complete our 2006 capital expansion program as planned, it will affect our ability to grow sales and profit margins in 2006 and future years.

During the first quarter of 2006, we entered into a new $15.0 million bank line of credit, replacing the factoring arrangement with Brooks Investment Co. that is currently in use. The line is a one year revolving credit facility maturing January 7, 2007, secured by our inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points. The maximum amount that may be drawn on the line at any one time is $15.0 million. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks. The credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

Under the 2003 bond agreement, AERT covenants that it will maintain certain financial ratios. If we fail to comply with the covenants, or to secure a waiver of the covenants, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, we would be unable to repay the bonds from current or reasonably foreseeable cash resources, and there can be no assurance we would be able to refinance the bonds.

We were not in compliance with two of the bond covenants as of December 31, 2005. The bond trustee waived these covenants as of December 31, 2005 through, and including, December 31, 2006. We expect to be in compliance with all bond covenants by December 31, 2006.

Bonds Payable and Allstate Notes Payable Debt Covenants	December 31, 2005	Compliance

Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	3.25	Yes
Current ratio of not less than 1.00 to 1.00 (as adjusted)(1)	1.08	No-Waived
Debt to equity ratio of not more than 3.00 to 1.00	0.90	Yes
Not more than 10% of accounts payable in excess of 75 days past invoice date	10.3%	No-Waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.0%	Yes

(1)	The current ratio calculation was modified by the waiver to include the debt service reserve fund of $2,110,881 in current assets.

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

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Delinquency fees are not assessed. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice. Accounts receivable are carried at the original invoice amount less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed thirty days from the invoice date, and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received. Due to the nature of our business and our association with large national corporations, our collection of receivables has stayed at a constant level with very few uncollectible accounts.

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

We account for the impairment or disposal of long-lived assets in accordance with the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires an assessment of the recoverability of our investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives. An impairment loss may be required when the future cash flows are less than the carrying value of such assets.

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

Contractual Obligations

The following table represents our contractual obligations outstanding as of December 31, 2005:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$17,949,593	$938,704	$2,188,743	$4,022,146	$10,800,000
Operating leases	7,157,697	1,816,437	2,978,500	1,541,495	821,265

Total	$25,107,290	$2,755,141	$5,167,243	$5,563,641	$11,621,265

Our waste wood and scrap polyethylene supply contracts have varying terms and pricing structures. The contracts generally obligate us to take whatever waste the supplier generates as long as the waste meets our standards. Pricing for these contracts can be renegotiated every six or twelve months, however, so determining our precise future liability is not reasonably estimable.

Uncertainties, Issues and Risks

There are many factors that could adversely affect our business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, litigation, new products/product transition, competition, acts of war, terrorism, public health issues, concentration of customer base, availability of raw materials at a reasonable price, management’s failure to execute effectively, inability to obtain adequate financing, equipment breakdowns, low stock price, and fluctuations in quarterly performance.

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

Item 8.	Financial Statements and Supplementary Data

Summary Quarterly Financial Data

	2004				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter(1)	Quarter	Quarter	Quarter	Quarter

Net sales	$13,221,121	$16,162,575	$18,975,717	$15,277,872	$19,943,530	$20,954,211	$23,099,857	$23,314,962
Gross margin	2,588,210	4,184,501	5,695,745	2,205,663	4,319,620	4,734,626	6,266,274	5,602,076
Income (loss) before extraordinary item	(463,313)	857,142	1,500,498	(800,344)	665,477	918,938	1,651,945	4,561,325
Net income (loss) after extraordinary item	574,264	857,142	1,500,498	(1,664,385)	665,477	918,938	1,651,945	4,561,325
Income (loss) per share before extraordinary item (Basic)	$0.00	$0.03	$0.05	$(0.03)	$0.02	$0.03	$0.05	$0.12
Income (loss) per share before extraordinary item (Diluted)	$0.00	$0.02	$0.04	$(0.03)	$0.01	$0.02	$0.04	$0.11
Income (loss) per share after extraordinary item (Basic)	$0.00	$0.03	$0.05	$(0.05)	$0.02	$0.03	$0.05	$0.12
Income (loss) per share after extraordinary item (Diluted)	$0.00	$0.02	$0.04	$(0.05)	$0.01	$0.02	$0.04	$0.11

(1)	In the first quarter of 2004, we booked an insurance receivable of $864,000 and recognized related additional income of such amount related to additional insurance claims we expect to collect with respect to a 2003 fire at our Junction, Texas facility. Pursuant to litigation filed by the insurer in January 2005, such claims are now being contested. As a result, we have reversed the receivable and related income for these additional claims by means of an $864,000 adjustment taken in the fourth quarter of 2004.

The financial statements portion of this item is submitted in a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Each of our Co-Chief Executive Officers, Joe G. Brooks and Stephen W. Brooks, and our Chief Financial Officer, Robert A. Thayer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of December 31, 2005 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this annual report on Form 10-K. Based upon their review, these executive officers have concluded that, as of December 31, 2005, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. During the fourth quarter of the fiscal year ended December 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting. Similarly, there were no such changes in our internal controls over financial reporting that materially affected or that are reasonably likely to materially affect our controls over financial reporting for the fiscal quarters ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005.

Item 9B.	Other Information

None.

PART III

Item 10.

Certain information required by Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2006 annual meeting of stockholders.

Directors and Executive Officers of the Registrant (Item 401)

The directors and executive officers of the Company as of December 31, 2005, are as follows:

Name	Age	Position

Joe G. Brooks	50	Chairman of the board of directors, co-chief executive officer and president
Sal Miwa	49	Vice-chairman of the board of directors
Stephen W. Brooks	49	Co-chief executive officer and director
Marjorie S. Brooks	70	Secretary, treasurer and director
J. Douglas Brooks	46	Senior vice-president — raw materials
Alford Drinkwater	54	Senior vice president — plastic operations
Jim Precht	60	Senior vice-president — sales and marketing
Robert A. Thayer	54	Senior vice-president and Chief financial officer
Eric E. Barnes	32	Controller and Chief accounting officer
Jerry B. Burkett	49	Director
Edward P. Carda	65	Director
Melinda Davis	63	Director
Tim W. Kizer	40	Director
Samuel L. ‘‘Tony” Milbank	65	Director
Jim Robason	68	Director
Michael M. Tull	51	Director

The Company’s board of directors elected Joe G. Brooks as its chairman and the Company’s co-chief executive officer in December 1998, and he has served as president since February 2000. Mr. Brooks has served as president or in other executive office capacities and has been a director since the Company’s inception in December 1988, including service as chairman and CEO from inception until August 1993. He was a member of Clean Texas 2000, appointed by then Governor George W. Bush in 1995.

Sal Miwa has been an outside director of the Company since January 1994. He served as chairman of the board between December 1995 and December 1998, and as vice chairman from December 1998 through July 2005. From January 2005 to present, Mr. Miwa has been CEO and chairman of Greenstone Holdings, Inc.(OTC “GSHG”), a chemical technology company located in New York City primarily serving the building and construction industry. From July 2004 to December 2005, he was CEO of Greenstone Inc. of Delaware, a predecessor of Greenstone Holdings, Inc. From April 2000 to June 2004, he was COO and director of RealRead Inc., an online document service company. For more than 20 years Mr. Miwa has been engaged in various international businesses and serves on boards of several closely held family businesses around the world. He received his master’s degree in Aerospace Engineering from the Massachusetts Institute of Technology in 1981.

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

J. Douglas Brooks has served as executive vice-president from inception to September 2003, has been in charge of raw material sourcing and strategic relationships since 1998, and has been a senior vice president since September 2003. Mr. Brooks was vice-president of plastics from 1995 through 1998, was previously project manager for AERT’s polyethylene recycling program with The Dow Chemical Company, and is a joint inventor on several of AERT’s process patents for recycling polyethylene film for composites.

Robert A. Thayer was named by the board of directors to succeed Edward J. Lysen as chief financial officer in September 2005. Since October 2002, Mr. Thayer has served as the assistant to AERT chairman Joe G. Brooks, during which time he has had executive assignments in all aspects of AERT’s business including finance, operations, and administration. From January 1997 to October 2002, Mr. Thayer was a principal at Madison Research, Denison, Texas where he conducted independent financial research under contract to banks and financial publishers. From January 2001 to July 2002 he also served as Vice President of Finance for Asia Teletech Company, Ltd., a Thailand headquartered voice-over-internet company where he was responsible for raising the company’s startup capital. Prior to 1997, Mr. Thayer spent twenty-one years in the software and investment banking industries with financial, systems and executive responsibilities. He received a BA in Economics from the University of Colorado and studied graduate economics at the University of Wisconsin, Madison. Mr. Thayer is a Chartered Financial Analyst.

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

AERT’s accounting and control team is headed by Eric E. Barnes, who the board of directors appointed as chief accounting officer in September 2005. Mr. Barnes joined AERT’s accounting department in November 1997 after graduating from the University of Arkansas with a BS in Accounting and an MA in Economics. He was named AERT’s controller in January 2000. Mr. Barnes is a Certified Public Accountant.

Jerry B. Burkett has served on the board of directors of the Company since May 1993. Mr. Burkett has been a rice and grain farmer since 1979 and has been a principal in other closely held businesses. He is the past president of the Arkansas County Farm Bureau. In April 2002, Mr. Burkett was elected to serve as a director of the Ag Heritage Farm Credit Services board.

Edward P. Carda was elected to the board of directors in July 2005. Mr. Carda began his 37-year business career with Weyerhaeuser Company in June 1967, ending with his retirement in December 2003. While at Weyerhaeuser, he served in various management positions, including statutory reporting, heading large accounting departments, interacting with external and internal auditors and all types of management. Mr. Carda spent the last 10 years of his career as the business controller for the distribution business of Weyerhaeuser. While in this capacity, he received many awards for his performance for profit and working capital improvement initiatives. Mr. Carda attended the University of Montana and graduated with a degree in accounting. He has served for 25 years on the board of directors of the Woodstone Credit Union in Federal Way, Washington and is currently its Vice Chairman. He also serves on the credit union’s audit committee.

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

Tim W. Kizer was elected to the board of directors in July 2005. Since December 2004, Mr. Kizer has served as president and partner of Bentonville Global Associates, a global consultancy firm specializing in collaborative commerce. Mr. Kizer is executive director of the Doing Business in Bentonville Series — seminar level program series in Bentonville Arkansas. From April 2001 to December 2004, Mr. Kizer was director of the Center for Management and Executive Development and the Donald W. Reynolds Center for Enterprise Development, Sam M. Walton College of Business, University of Arkansas. From January 2000 to April 2001, Mr. Kizer was managing director of Information Technology Research Center, Sam M. Walton College of Business, University of Arkansas. Mr. Kizer was a business and industry specialist for the Division of Continuing Education at the University of Arkansas from October 1996 until January 2000. He has a BA from the University of Louisville and is a member of the Board of Advisors of RFID Global Solution in Bentonville, Arkansas.

Samuel L. Milbank has served on the board of directors since July 2000. Mr. Milbank is a co-founder and owner of Milbank Roy and Co., LLC, an investment bank founded in February 2005 and focused on M&A, advisory as well as funding of middle market companies. Prior to that, from April 1997 to February 2005, Mr. Milbank was a managing director of Zanett Securities Corporation, a company also focusing on investment banking services to the middle market. From February 1992 to January 1996, Mr. Milbank was a senior vice-president and sales manager with Lehman Brothers, Inc. in New York, where he managed a team that provided interest rate and currency risk management for central banks and other official institutions. From March 1973 to February 1992, Mr. Milbank worked with Salomon Brothers, Inc. as a director and manager of the international department. Since January 1990, Mr. Milbank has served as chairman of Milbank Memorial Fund, a private operating foundation (established in 1905), concerned with environmental and public health issues. He has a BS from Columbia University and a MBA in Finance from The Amos Tuck School of Business Administration at Dartmouth College.

Jim Robason has served on the board of directors since July 2003. Since January 2005, Mr. Robason has been a consultant to and supervisor of the Company’s plant operations on an interim basis. Mr. Robason joined Allen Canning Co. in 1967. Mr. Robason served as senior vice-president-operations of Allen Canning Co. from 1974 until his retirement in 2002. As senior vice-president of operations with Allen Canning Co., he was responsible for the operation of twelve plants with plant managers and raw product procurement managers, as well as special projects engineering, reporting to him. He has a vast amount of knowledge in all phases of manufacturing including infrastructure, building, equipment, and engineering; with a focus on the full production arena from product procurement through the production process. Mr. Robason is a graduate of West Texas State University. He has served on Allen Canning’s executive committee and profit sharing/retirement plan committee in addition to his operations responsibilities.

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

The audit committee of the board of directors consists of outside directors: Melinda Davis (chairman), Edward P. Carda, Jerry B. Burkett, and Sal Miwa. The audit committee is directly responsible for the engagement of the Company’s independent accountants and is responsible for approving the services performed by the Company’s independent accountants and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. The board of directors has determined that Melinda Davis qualifies as an audit committee financial expert; as such term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002. In addition, Melinda Davis, and the other members of the audit committee are independent, as that term is defined under the listing standards of the National Association of Securities Dealers.

The compensation committee consists of Samuel L. Milbank (chairman), Sal Miwa, Edward Carda and Jim Robason. The compensation committee establishes and administers the Company’s compensation and equity incentive plans on behalf of the board of directors and approves restricted stock grants thereunder.

The nominating committee consists of Jerry B. Burkett (chairman), Linda Davis, and Tim Kizer. The nominating committee evaluates the efforts of AERT and its board of directors to maintain effective corporate governance practices. The committee identifies candidates for election to the board of directors.

Code of Ethics

We adopted a Code of Business Conduct and Ethics applicable to all our directors and associates, including our chief executive officers, chief financial officer and principal accounting officer or controller, which is a “code of ethics” as defined by applicable rules of the SEC. This code has been filed with the SEC as an exhibit to our Form 10-K for the fiscal year ended December 31, 2003, and is publicly available on our website at www.aertinc.com. A copy may also be obtained upon written request to our secretary, Marjorie S. Brooks, Post Office Box 1237, Springdale, Arkansas 72765. If we make any amendments to this code other than technical, administrative or other non-substantive amendments or grant any waivers, including implicit waivers, from a provision of this code that applies to our chief executive officers, chief financial officer or principal accounting officer or controller and relates to an element of the SEC’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2006 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2006 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2006 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2006 annual meeting of stockholders.

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

Date: March 31, 2006

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

Signature	Title	Date

/s/ JOE G. BROOKS Joe G. Brooks	Chairman of the board, co-CEO and president	March 31, 2006

/s/ SAL MIWA Sal Miwa	Vice-chairman of the board	March 31, 2006

/s/ STEPHEN W. BROOKS Stephen W. Brooks	Co-CEO and director	March 31, 2006

/s/ MARJORIE S. BROOKS Marjorie S. Brooks	Secretary, treasurer and director	March 31, 2006

Signature	Title	Date

/s/ JERRY B. BURKETT Jerry B. Burkett	Director	March 31, 2006

/s/ MICHAEL M. TULL Michael M. Tull	Director	March 31, 2006

/s/ SAMUEL L. ‘TONY” MILBANK Samuel L. ‘‘Tony” Milbank	Director	March 31, 2006

/s/ MELINDA DAVIS Melinda Davis	Director	March 31, 2006

/s/ JIM ROBASON Jim Robason	Director	March 31, 2006

/s/ EDWARD P. CARDA Edward P. Carda	Director	March 31, 2006

/s/ TIM W. KIZER Tim W. Kizer	Director	March 31, 2006

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Fayetteville, Arkansas
March 30, 2006

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$1,748,023	$1,078,536
Restricted cash	668,344	679,635
Trade accounts receivable, net of allowance of $420,319 at December 31, 2005 and $153,526 at December 31, 2004	2,993,701	2,554,594
Inventories	9,748,743	7,392,838
Prepaid expenses	706,301	586,637
Deferred tax asset	2,036,962	—

Total current assets	17,902,074	12,292,240

Land, buildings and equipment:
Land	1,986,033	1,612,243
Buildings and leasehold improvements	5,717,054	5,413,115
Machinery and equipment	35,647,614	33,524,077
Transportation equipment	970,204	775,669
Office equipment	770,803	755,000
Construction in progress	8,997,223	2,363,936

	54,088,931	44,444,040
Less accumulated depreciation	23,002,809	18,963,479

Net land, buildings and equipment	31,086,122	25,480,561

Other assets:
Deferred tax asset	2,597,920	—
Debt issuance costs, net of accumulated amortization of $549,256 at December 31, 2005 and $373,336 at December 31, 2004	3,055,666	3,211,766
Debt service reserve fund	2,110,881	2,057,792
Other assets, net of accumulated amortization of $364,163 at December 31, 2005 and $335,590 at December 31, 2004	200,010	298,434

Total other assets	7,964,477	5,567,992

	$56,952,673	$43,340,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$10,508,451	$8,486,792
Accounts payable — related parties	3,006,306	2,280,781
Current maturities of long-term debt	938,704	1,133,168
Accrued payroll expense	668,485	401,183
Litigation loss payable	655,769	—
Other accrued liabilities	1,595,017	2,533,605
Income taxes payable	117,200	—
Notes payable — related parties	746,775	600,000
Notes payable — other	352,406	327,682

Total current liabilities	18,589,113	15,763,211

Long-term debt, less current maturities	17,010,889	15,571,068

Accrued premium on convertible preferred stock	235,367	276,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized, 2,760 shares issued and outstanding at December 31, 2004	—	2,760
Class A common stock, $.01 par value; 75,000,000 shares authorized; 37,651,369 and 32,032,123 shares issued and outstanding at December 31, 2005 and 2004, respectively	376,514	320,322
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2005 and 2004	14,655	14,655
Warrants outstanding; 9,176,242 at December 31, 2005 and 14,890,867 at December 31, 2004	4,489,419	6,917,544
Additional paid-in capital	31,340,363	27,376,565
Accumulated deficit	(15,103,647)	(22,901,332)

Total stockholders’ equity	21,117,304	11,730,514

Total liabilities and stockholders’ equity	$56,952,673	$43,340,793

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

Net sales	$87,312,560	$63,637,285	$43,520,563
Cost of goods sold	66,389,964	48,963,166	34,361,984

Gross margin	20,922,596	14,674,119	9,158,579
Selling and administrative costs	14,595,854	11,099,911	9,001,261
Research and development	110,134	97,207	77,900

	14,705,988	11,197,118	9,079,161

Operating income	6,216,608	3,477,001	79,418
Other income (expense):
Insurance proceeds related to lost income	—	8,720	1,125,372
Net litigation contingency	(610,206)	—	—
Loss on disposition of equipment	(26,122)	—	—
Interest income	90,908	5,324	160,659
Interest expense	(2,087,818)	(2,121,062)	(2,031,370)

	(2,633,238)	(2,107,018)	(745,339)

Income (loss) before extraordinary item, accrued premium on preferred stock and income taxes	3,583,370	1,369,983	(665,921)
Accrued premium on preferred stock	(235,367)	(276,000)	(276,000)

Income (loss) before extraordinary item and income taxes	3,348,003	1,093,983	(941,921)
Net income tax benefit	(4,449,682)	—	—

Income (loss) before extraordinary item	7,797,685	1,093,983	(941,921)
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	173,536	2,962,041

Net income applicable to common stock	$7,797,685	$1,267,519	$2,020,120

Income (loss) per share of common stock before extraordinary item (Basic)	$0.22	$0.03	$(0.03)

Income (loss) per share of common stock before extraordinary item (Diluted)	$0.19	$0.03	$(0.03)

Extraordinary gain per share of common stock (Basic)	—	$0.01	$0.10

Extraordinary gain per share of common stock (Diluted)	—	$0.00	$0.10

Income per share of common stock after extraordinary item (Basic)	$0.22	$0.04	$0.07

Income per share of common stock after extraordinary item (Diluted)	$0.19	$0.03	$0.07

Weighted average number of common shares outstanding (Basic)	35,861,060	31,815,067	30,017,661

Weighted average number of common shares outstanding (Diluted)	40,475,244	41,070,289	30,017,661

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

									Additional
	Preferred Stock		Class A Common Stock		Class B Common Stock		Warrants Outstanding		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Value	Capital	Deficit	Total

Balance — December 31, 2002	2,760	$2,760	28,331,312	$283,313	1,465,530	$14,655	16,590,122	$7,824,206	$23,825,504	$(26,188,971)	$5,761,467
Issuance of stock in payment of accrued premium on preferred stock	—	—	179,586	1,796	—	—	—	—	213,722	—	215,518
Issuance of stock in payment of interest	—	—	309,849	3,099	—	—	—	—	429,296	—	432,395
Exercise of stock options	—	—	95,000	950	—	—	—	—	48,410	—	49,360
Exercise of Placement warrants	—	—	9,400	94	—	—	(9,400)	(5,372)	8,803	—	3,525
Issuance of stock in payment of debt issuance costs	—	—	350,000	3,500	—	—	—	—	462,560	—	466,060
Net income	—	—	—	—	—	—	—	—	—	2,020,120	2,020,120

Balance — December 31, 2003	2,760	$2,760	29,275,147	$292,752	1,465,530	$14,655	16,580,722	$7,818,834	$24,988,295	$(24,168,851)	$8,948,445
Issuance of stock in payment of accrued premium on preferred stock	—	—	229,994	2,300	—	—	—	—	273,700	—	276,000
Exercise of stock options	—	—	837,400	8,374	—	—	—	—	560,751	—	569,125
Exercise of Consulting warrants	—	—	1,573,333	15,733	—	—	(1,573,606)	(849,741)	1,423,964	—	589,956
Exercise of Class I warrants			116,249	1,163	—	—	(116,249)	(51,549)	129,855	—	79,469
Net income	—	—	—	—	—	—	—	—	—	1,267,519	1,267,519

Balance — December 31, 2004	2,760	$2,760	32,032,123	$320,322	1,465,530	$14,655	14,890,867	$6,917,544	$27,376,565	$(22,901,332)	$11,730,514
Issuance of stock in payment of accrued premium on preferred stock	—	—	229,994	2,300	—	—	—	—	273,700	—	276,000
Exercise of stock options	—	—	387,600	3,876	—	—	—	—	203,200	—	207,076
Exercise of Consulting warrants	—	—	1,738,946	17,389	—	—	(2,016,332)	(1,120,815)	1,389,382	—	285,956
Expiration of Consulting warrants	—	—	—	—	—	—	(1,379,926)	(784,532)	784,532	—	—
Exercise of Class C warrants	—	—	325,000	3,250	—	—	(325,000)	(96,098)	442,223	—	349,375
Exercise of Series X warrants	—	—	6,564	66	—	—	(6,564)	(3,485)	11,296	—	7,877
Exercise of Class I warrants	—	—	21,142	211	—	—	(21,142)	(8,220)	24,604	—	16,595
Expiration of Class I warrants	—	—	—	—	—	—	(42,997)	(13,478)	13,478	—	—
Exercise of Series Z warrants	—	—	300,000	3,000	—	—	(300,000)	(106,898)	403,898	—	300,000
Exercise of Extension warrants	—	—	310,000	3,100	—	—	(310,000)	(183,310)	296,460	—	116,250
Expiration of Bonus warrants	—	—	—	—	—	—	(1,312,664)	(111,289)	111,289	—	—
Conversion of preferred stock	(2,760)	(2,760)	2,300,000	23,000	—	—	—	—	(20,240)	—	—
Deferred equity compensation — restricted stock	—	—	—	—	—	—	—	—	29,976	—	29,976
Net income	—	—	—	—	—	—	—	—	—	7,797,685	7,797,685

Balance — December 31, 2005	—	$—	37,651,369	$376,514	1,465,530	$14,655	9,176,242	$4,489,419	$31,340,363	$(15,103,647)	$21,117,304

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income applicable to common stock	$7,797,685	$1,267,519	$2,020,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,176,523	4,086,811	3,671,512
Premium accrued on preferred stock	235,367	276,000	276,000
Interest paid through issuance of common stock	—	—	432,395
Loss on disposition of equipment	26,122	—	—
Provision for returns and allowances	266,793	61,319	(6,000)
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	(173,536)	(2,962,041)
Deferred tax benefit	(4,634,882)	—	—
(Increase) decrease in other assets	192,683	67,765	(766,446)
(Increase) decrease in cash restricted for letter of credit and interest costs	42,708	(224,014)	(277,835)
Changes in current assets and current liabilities	(784,790)	65,361	(161,255)

Net cash provided by operating activities	7,318,209	5,427,225	2,226,450

Cash flows from investing activities:
Purchases of land, buildings and equipment	(5,907,695)	(5,868,218)	(11,257,967)
Proceeds from disposition of equipment	94,596	—	—
Insurance proceeds from involuntary disposition of property and equipment	—	669,012	3,681,904

Net cash used in investing activities	(5,813,099)	(5,199,206)	(7,576,063)

Cash flows from financing activities:
Proceeds from issuance of notes	1,900,000	2,050,000	17,000,000
Payments on notes	(4,200,749)	(3,804,520)	(9,112,156)
Increase in cash restricted for payment of long-term debt	(31,417)	(2,708)	(175,078)
Increase (decrease) in outstanding advances on factored receivables	353,235	301,884	(187,112)
Debt acquisition costs	(19,821)	11,100	(1,677,080)
Proceeds from exercise of stock options and warrants, net	1,163,129	1,238,550	52,885

Net cash provided by (used in) financing activities	(835,623)	(205,694)	5,901,459

Increase in cash	669,487	22,325	551,846
Cash and cash equivalents, beginning of period	1,078,536	1,056,211	504,365

Cash and cash equivalents, end of period	$1,748,023	$1,078,536	$1,056,211

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1:	Description of the Company

Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics. They have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our composite building materials are marketed as a substitute for wood and plastic filler materials for decking, standard door components, windowsills, brick mould, fascia board, and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoctm, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors.

Note 2:	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time of shipment or segregated and billed under a bill and hold agreement. The terms of this agreement qualify for revenue recognition under SAB 104. Sales are recorded net of discounts, rebates, and returns, which were $2,211,835 in 2005, $1,519,811 in 2004 and $1,439,101 in 2003.

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

Statements of Cash Flows

In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

	Year Ended December 31,
	2005	2004	2003

Receivables	$(705,900)	$(402,405)	$213,444
Inventories	(2,355,905)	(3,521,570)	(1,186,932)
Prepaid expenses and other	1,219,421	1,151,327	844,929
Accounts payable —
Trade and related parties	835,910	1,858,857	(321,085)
Accrued liabilities	104,484	1,040,471	282,389
Accrued income taxes	117,200	—	—

	$(784,790)	$126,680	$(167,255)

Cash paid for interest	$2,458,323	$1,898,373	$1,125,238

Cash paid for income taxes	$68,000	$—	$—

Supplemental Disclosures of Non-cash Investing and Financing Activities

	Year Ended December 31,
	2005	2004	2003

Notes payable for financing of insurance policies	$1,339,084	$1,158,801	$1,080,683
Accounts/notes payable for equipment	3,936,561	1,546,631	928,023
Accrued premium on preferred stock paid with Class A common stock	276,000	276,000	215,518

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments, those with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2005 and 2004, restricted cash included $426,984 and $451,591, respectively, that was restricted for payment of principal and interest on the Company’s bond payable. (See Note 4: Notes Payable and Long-term Debt.) Additionally, restricted cash at December 31, 2005 and 2004 included $241,360 and $228,044, respectively, which served as collateral for letters of credit with respect to purchases on credit from certain vendors.

Buildings and Equipment

Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 3 to 6 years and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for the years ended December 31, 2005, 2004 and 2003 was approximately $4.1 million, $4.1 million and $3.6 million, respectively.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

The Company accounts for the impairment or disposal of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires an assessment of the recoverability of the Company’s investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives. An impairment loss may be required when the future cash flows are less than the carrying value of such assets.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at December 31:

	2005	2004

Raw materials	$6,541,443	$5,479,344
Work in process	1,256,121	891,473
Finished goods	1,951,179	1,022,021

	$9,748,743	$7,392,838

Other Assets

Debt issuance costs are amortized over the term of the related debt. Amortization of debt issuance costs charged to interest expense was $175,920 for 2005 and $174,269 for 2004. The net costs for the preparation of patent applications of $121,586 and $150,159 as of December 31, 2005 and 2004, respectively, are amortized using the straight-line method over 17 years. Amortization expense for patents was $28,573 for each of 2005 and 2004. The amortization of intangible assets resulted in aggregate expense of $204,493 for 2005 and $202,842 for 2004. The debt service reserve fund is restricted for the life of the bonds payable (see Note 4: Notes Payable and Long-term Debt) for payment of principal and interest on the bonds in the case the Company is unable to make those payments.

As of December 31, 2005 and December 31, 2004, the Company had the following amounts related to intangible assets:

	December 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Debt issuance costs	$3,604,922	$549,256	$3,585,102	$373,336
Patents	485,749	364,163	485,749	335,590

	$4,090,671	$913,419	$4,070,851	$708,926

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated
Amortization

2006	209,449
2007	209,449
2008	207,797
2009	202,842
2010	181,563

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

Accounts receivable are carried at original invoice amounts less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed thirty days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. Recoveries of trade receivables previously written off are recorded when received.

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

In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations for the year ended December 31, 2003. Therefore, Basic EPS and Diluted EPS are computed in the same manner for that year.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2005	2004		2003
		Before Extra-	After Extra-	Before Extra-	After Extra-
		Ordinary Item	Ordinary Item	Ordinary Item	Ordinary Item

Net income (loss) applicable to common stock (A)	$7,797,685	$1,093,983	$1,267,519	$(941,921)	$2,020,120

Assumed exercise of stock options and warrants	11,160,603	18,196,164	18,196,164	—	—
Application of assumed proceeds toward repurchase of stock at average market price	(6,546,419)	(8,940,942)	(8,940,942)	—	—

Net additional shares issuable	4,614,184	9,255,222	9,255,222	—	—

Adjustment of shares outstanding:
Weighted average common shares outstanding	35,861,060	31,815,067	31,815,067	30,017,661	30,017,661
Net additional shares issuable	4,614,184	9,255,222	9,255,222	—	—

Adjusted shares outstanding (B)	40,475,244	41,070,289	41,070,289	30,017,661	30,017,661

Net income (loss) per common share — Diluted (A) divided by (B)	$0.19	$0.03	$0.03	$(0.03)	$0.07

Antidilutive and/or non-exercisable options	682,500	1,256,000	1,256,000	N/A	N/A
Antidilutive and/or non-exercisable warrants	1,021,269	2,333,933	2,333,933	N/A	N/A

The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the years ended December 31, 2005 and 2004, as indicated in the above table. Those options and warrants were antidilutive and/or not exercisable during those periods. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

Concentration Risk

Credit Risk

The Company’s revenues are derived principally from a number of regional and national door and window manufacturers, regional building materials dealers and Weyerhaeuser, the Company’s primary decking customer. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. Weyerhaeuser is the only

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

customer from which the Company derived more than 10% of its revenue. The following table presents sales to Weyerhaeuser and the percentage of total sales that those sales represent.

	2005	2004	2003

Sales (in millions)	$67.4	$51.7	$35.6
% of total sales	77%	81%	82%

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

Stock-Based Compensation

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005, 2004, and 2003.

	2005	2004		2003
		Before	After	Before	After
		Extra-Ordinary	Extra-Ordinary	Extra-Ordinary	Extra-Ordinary
		Item	Item	Item	Item

Net income (loss) applicable to common stock, as reported	$7,797,685	$1,093,983	$1,267,519	$(941,921)	$2,020,120
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	20,913	263,328	263,328	396,958	396,958

Net income (loss) applicable to common stock, pro forma	$7,776,772	$830,655	$1,004,191	$(1,338,879)	$1,623,162

Net income (loss) per share of common stock:
Basic — as reported	$0.22	$0.03	$0.04	$(0.03)	$0.07
Basic — pro forma	$0.22	$0.03	$0.03	$(0.04)	$0.05
Diluted — as reported	$0.19	$0.03	$0.03	$(0.03)	$0.07
Diluted — pro forma	$0.19	$0.02	$0.02	$(0.04)	$0.05

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively (no options were granted in 2005): risk-free interest rates of 4.2 and 4.0 percent; expected lives of 10 and 10 years; and expected volatilities of 67 and 91 percent. Since no dividends are expected to be paid by the Company during the expected lives of the options, a dividend yield of zero was used for purposes of computing the fair value of the options. The weighted-average fair value of options granted during 2004 and 2003 was $0.93 and $0.98, respectively.

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was approximately $1,481,000, $1,086,000, and $1,277,000, in 2005, 2004, and 2003, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $110,134, $97,207, and $77,900 in 2005, 2004, and 2003, respectively.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of this statement effective January 1, 2006. The adoption of SFAS 151 did not have a material effect on the Company’s financial statements and related disclosures.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and requires that cost to be recognized in the financial statements. The Company adopted the provisions of this statement effective January 1, 2006. The adoption of SFAS 123R did not have a material effect on the Company’s financial statements and related disclosures.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS 153). The guidance in APB Opinion 29, Accounting for Nonmonetary Transactions, is based on the principle that

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 amends APB Opinion 29 to eliminate an exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted the provisions of this statement effective January 1, 2006. The adoption of SFAS 153 did not have any effect on the Company’s financial statements and related disclosures.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle, including all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net income.

Note 3:	Related Party Transactions

Transfer of Receivables

The Company accounts for transfers of receivables, with recourse, to a related party (Brooks Investment Co.) under the guidelines of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as transfers of receivables with recourse, and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Based on the requirements of SFAS 140, the receivables transferred to the related party with recourse are accounted for as a secured borrowing because the Company is not considered to have surrendered control over the transferred assets. Accounts payable-related parties and trade accounts receivable at December 31, 2005 and 2004, include $2,450,788 and $2,097,553, respectively, to reflect these requirements. The Company plans to discontinue the agreement with Brooks Investment Co. on March 31, 2006.

The terms of the agreement with Brooks Investment Co., controlled by Marjorie S. Brooks, allows the Company to transfer certain of its trade receivables as collateral, which Brooks Investment Co. deems acceptable, up to $4.0 million at any one time. Upon acceptance of a transfer of a receivable, Brooks Investment Co. remits to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, the Company remits to Brooks Investment Co. 1.25% of the receivable as a factoring charge, and the remaining receivable, less interest costs, which are based on the time period over which the receivable is outstanding is remitted to the Company. The Company indemnifies Brooks Investment Co. for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company’s customers. During 2005, the Company transferred an aggregate of approximately $89.5 million in receivables under this agreement, of which $3.0 million remained to be collected as of December 31, 2005. During 2004 and 2003, the Company transferred an aggregate of approximately $65.9 million and $45.0 million, respectively, in

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

receivables under this agreement, none of which remains to be collected. During 2005, Brooks Investment Co. provided a rebate of factoring costs in the amount of $450,000, resulting in total factoring costs of $669,718, which were included in selling and administrative costs at December 31, 2005. Costs of $826,248 and $512,233 associated with the factoring agreement were included in selling and administrative costs at December 31, 2004 and 2003, respectively.

Commissions

The Company employs the services of a related party, Tull Sales, Inc., as an outside sales representative. Tull Sales is owned by Michael M. Tull, one of our directors. Commissions paid to Tull Sales were $677,794 in 2005, $643,570 in 2004 and $351,032 in 2003.

In addition to the related transactions discussed above, members of the Brooks family provide the following to the Company without receiving any financial consideration:

•	Marjorie S. Brooks personally guaranteed repayment of up to $4 million of the 2003 bonds;

•	Joe G. Brooks personally guarantees repayment of the Company’s American Express account, the outstanding balance of which is sometimes in excess of $100,000; and,

•	Joe G. Brooks personally guarantees repayment of the Company’s automobile loans, which had a balance of $71,068 at December 31, 2005.

At December 31, 2005, accounts payable-related parties included the following amounts:

•	Advances on factored receivables of approximately $2.45 million assigned to Brooks Investment Co.,

•	Sales commissions of approximately $84,000 owed to Tull Sales Co., which is owned by Michael M. Tull, one of our directors, and director compensation of $3,750 owed to Mr. Tull,

•	Deferred compensation of $90,500 owed to Steve Brooks, one of our Co-CEO’s,

•	Deferred compensation of $169,622 and out-of-pocket expenses of $15,000 owed to Joe Brooks, our Chairman and Co-CEO,

•	Director compensation of $3,750 and consulting fees of $112,000 owed to Jim Robason, one of our directors, and

•	Other items owed to related parties of approximately $77,000.

Note 4:	Notes Payable and Long-Term Debt

Notes Payable — Related Parties

Notes Payable to Related Parties Consisted of the Following at December 31:	2005	2004

7% notes payable to Brooks Investment Company, which is controlled by Marjorie S. Brooks, an officer and director of the Company; unsecured; due on demand	$746,775	$600,000

Notes Payable — Other

Notes Payable Other, Consisted of the Following at December 31:	2005	2004

Various notes payable to finance insurance policies bearing interest at rates of 11.5%and 13.25% at December 31, 2005; secured by insurance policies	$352,406	$327,682

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Long-term Debt

Long-Term Debt, Less Current Maturities Consisted of the Following at December 31:	2005	2004

7% bonds payable to Regions Bank; principal payable annually; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, pledged revenues, and a personal guarantee by Marjorie S. Brooks, the major shareholder; maturing on October 1, 2017(a)	$12,900,000	$13,700,000
19.75% note payable to Allstate Insurance Company, secured by subordinated interest in the collateral securing the bonds payable; interest payable semiannually; principal due on October 1, 2017	2,600,000	2,600,000
Variable rate note payable bearing interest at the Wall Street Journal prime rate plus 1% (8.25% at December 31, 2005); secured by certain real estate and equipment purchased with proceeds from the note; maturing on September 28, 2009	1,932,000	—
Variable rate note payable bearing interest at LIBOR plus 3.1% (7.32% at December 31, 2005); secured by equipment purchased with proceeds from the note; maturity to be negotiated upon completion of draws on $2,000,000 equipment loan, of which this amount is the first draw	446,522	—
5% note payable with weekly principal payments of $6,540 plus interest; unsecured; maturing October 14, 2005	—	267,980
Other	71,071	136,256

Total	17,949,593	16,704,236
Less current maturities	(938,704)	(1,133,168)

Long-term debt, less current maturities	$17,010,889	$15,571,068

(a)	The bond agreement contains financial covenants, which include a current ratio of not less than 1.00 to 1.00 and a requirement that not more than 10% of accounts payable be in excess of 75 days past the invoice date. The Company was not in compliance with these two covenants at December 31, 2005; however, the bond trustee waived these covenants as of December 31, 2005 through, and including, December 31, 2006.

The aggregate maturities of long-term debt, net of debt discount, as of December 31, 2005, are as follows:

Year	Amount

2006	$938,704
2007	1,096,927
2008	1,091,816
2009	2,922,146
2010	1,100,000
Thereafter	10,800,000

$17,949,593

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5:	Stockholders’ Equity

Preferred Stock

The Company issued 1,500 Series A preferred shares, 900 Series B preferred shares and 500 Series C preferred shares at a price of $1,000 per share in 1998. Such stock was purchased by the major stockholder, a 5% holder and accredited institutional investors. The preferred stock had an interest premium of 10% per year payable in cash or common stock. The Company converted $276,000 of accrued premiums to common stock in each of 2005 and 2004. These transactions are considered non-cash financing activities for statement of cash flow purposes.

On November 7, 2005, the seventh anniversary date of the issuance of the preferred stock, the remaining 2,760 shares of preferred stock were automatically converted into shares of common stock according to the mandatory conversion feature of the preferred stock. The conversion price was $1.20, the lower of the average of the closing bid prices for the common stock for the five trading days immediately preceding the conversion date and the fixed conversion price of $1.20. The preferred stock was originally issued with two classes of warrants, Series X and Y, which can be exercised at $1.20 and $2.50 per share, respectively, as described in the warrants section below.

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

Warrants

The Company has reserved 9,176,242 shares of the Company’s Class A common stock for issuance under warrant agreements.

Class C Warrants

In June 1993, 650,000 detachable Class C warrants were issued to Marjorie S. Brooks, an officer and director of the Company, and four other individuals, in connection with the issuance of bridge notes in the amount of $650,000. Each Class C warrant was exercisable into one share of Class A common stock at an exercise price of $1.075 per share. During 1998, the Company received net proceeds of $330,000 from the exercise of 275,000 Class C warrants. One Bonus warrant (described below) was granted to the holder for each warrant exercised. On February 12, 1999, 50,000 Class C warrants expired. The remaining 325,000 Class C warrants were set to expire in June 2003, but the expiration date was extended to June 2005. In June 2005, the remaining 325,000 Class C warrants were exercised for proceeds of $349,375.

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The warrants are exercisable at a price of $0.61 per share of Class A common stock for each Class F warrant exercised.

Class G Warrants

In 1999, 481,810 Class G warrants were exercised at prices ranging from $0.91 to $0.92 per share, resulting in proceeds of $441,956. The remaining 2,987,040 Class G warrants were set to expire in June 2004, but the expiration date was extended to June 2006. The warrants are exercisable at a price of $0.92 per share of Class A common stock for each Class G warrant exercised. See the paragraph above for additional information on the original issuance of the Class G warrants.

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

In December 1996, the Company received $185,000 in cash relating to an offering to qualified foreign investors under Regulation S of the Securities Act of 1933 with the issuance of 228,571 and 134,454 shares of Class A common stock in 1996 and 1997, respectively. Also, in 1997, $228,999 was received and 977,367 shares of Class A common stock were issued. In 1999, the remaining Class I warrants were extended to June 22, 2003, and were later extended again to June 22, 2005. All Class I warrants were either exercised or expired in June 2005.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the exercises and expirations of Class I warrants and the proceeds received for those exercises:

	Class I			Class I
	Warrants	Range of Exercise	Proceeds	Warrants
	Exercised	Prices	Received	Expired

2005	21,142	$0.5613 to $0.9375	$16,596	42,997
2004	116,249	$0.31 to $ 1.125	79,469	—
2002	95,107	$0.31 to $ 1.125	62,881	—
2001	56,727	$0.31 to $ 1.125	34,548	—
1999	29,367	$0.9375	27,532	42,866

Series X and Series Y Warrants Issued in Connection with Preferred Stock

In connection with the issuance of preferred stock in 1998, 2,416,665 Series X warrants and 1,021,269 Series Y warrants were issued. The warrants are exercisable at $1.20 and $2.50 per share, respectively. Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. The expiration date of the warrants was extended from November 2005 to November 2007. In 2002, 1,000 Series X warrants were exercised at $1.20, resulting in proceeds of $1,200.

Series X and Series Y Warrants to Placement Agent

The Series A preferred stock shares were placed through a placement agent. The placement agent and certain officers of the placement agent were given Series X warrants to purchase, in the aggregate, 278.33 shares of the Company’s common stock for each $1,000 of purchase price (417,495 shares) and Series Y warrants to purchase, in the aggregate, 102.7 shares of the Company’s common stock for each $1,000 of purchase price (154,050 shares). The Series X warrants were originally exercisable for a period of six years from the first anniversary of the date of issuance at a price per share equal to $1.20 and the Series Y warrants were originally exercisable for a period of five years from the second anniversary of the date of issuance at a price per share equal to $2.50. The exercise period for both the Series X and Series Y warrants was extended by two years. No placement agent was used for the Series B and C preferred stock. In 2005, 6,564 Series X warrants were exercised at $1.20, resulting in proceeds of $7,877.

Bonus Warrants

In connection with the exercise of the Class B and C Warrants during 1998 and 1999, the Company granted a new warrant on a one-for-one basis for each Class B and C Warrant exercised. The Bonus warrants, 1,054,670 and 257,994 issued in 1998 and 1999, respectively, were originally to expire February 12, 2001, but were extended to June 22, 2003, and later extended to June 22, 2005. They were exercisable at a price of $3.00 per share of Class A common stock for each Bonus warrant exercised. All of the Bonus warrants expired unexercised in June 2005.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Consulting and Placement Warrants

In 1997 and 1998, the Company obtained bridge financing of $3.2 million (see Note 4). In connection with the financing, 6,314,926 Consulting warrants and 378,895 Placement warrants were issued at an exercise price of $0.375. The expiration dates for all warrants were extended by two years in 2002. Since the issuance of the warrants, all of the Consulting and Placement warrants were either exercised or expired, as shown in the table below.

	Exercised		Expired
	Consulting	Placement	Consulting	Placement
Year Exercised/Expired	Warrants	Warrants	Warrants	Warrants

2005	2,016,332	—	1,379,926	—
2004	1,573,333	—	—	—
2003	—	9,400	—	—
2002	416,667	195,605	—	—
Prior to 2002	928,668	173,890	—	—

	4,935,000	378,895	1,379,926	—

Extension Warrants

In connection with the extension of an October 30, 1997 bridge financing, 310,000 extension warrants were issued at an exercise price of $0.375 per share of Class A common stock for each warrant exercised. The stock warrants were originally to expire on November 5, 2003, but the expiration date was extended to November 5, 2005. All 310,000 warrants were exercised in November 2005 for proceeds of $116,250.

Series Z Placement Warrants

In 1998, the Company issued 300,000 Series Z Placement warrants in connection with the issuance of the Series C preferred stock. These warrants are exercisable at a price of $1.00 per share of Class A common stock for each warrant exercised, and were originally to expire on November 12, 2003, but the expiration date was extended to November 12, 2005. All 300,000 warrants were exercised in October 2005 for proceeds of $300,000.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the Company had warrants outstanding as follows:

	Warrants Outstanding	Weighted		Warrants	Warrants
	for Class A	Average	Expiration	Exercised	Expired
	Common Stock	Exercise Price	Date	in 2005	in 2005

Class C warrants	—	$1.08	06/15/05	325,000	—
Class F warrants	987,040	0.61	06/06/06	—	—
Class G warrants	2,987,040	0.92	06/06/06	—	—
Class H warrants	1,771,792	0.47	02/21/07	—	—
Class I warrants	—	0.94	06/22/05	21,142	42,997
Series X warrants	1,998,165	1.20	11/10/07	—	—
Series Y warrants	867,500	2.50	11/10/07	—	—
Series X warrants — placement agent	410,936	1.20	11/10/07	6,564	—
Series Y warrants — placement agent	153,769	2.50	11/10/07	—	—
Bonus warrants	—	3.00	06/22/05	—	1,312,664
Consulting warrants	—	0.38	02/05/05	1,441,332	—
Consulting warrants	—	0.38	04/06/05	—	760,000
Consulting warrants	—	0.38	06/03/05	—	619,926
Consulting warrants	—	0.38	08/21/05	575,000	—
Extension warrants	—	0.38	11/05/05	310,000	—
Series Z Placement warrants	—	1.00	11/12/05	300,000	—

Totals	9,176,242	$1.05		2,979,038	2,735,587

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

The Company’s stock option plans (the 1997 Plan, 1994 Plan, Director Plan, Chairman Plan and the 1989 Plan, collectively “the Plans”) authorize the issuance of 7,600,000 shares of the Company’s Class A common stock to its directors, employees and outside consultants. The option price of the stock options awarded must be at least equal to the market value of the Class A common stock on the date of grant. Stock options may not be granted to an individual to the extent that in any calendar year in which options first become exercisable, the shares subject to options first exercisable in such year have a fair market value on the date of grant in

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

excess of $100,000. No option may be outstanding for more than ten years after its grant. The purpose of the Plans is to enable the Company to encourage key employees, directors and outside consultants to contribute to the success of the Company by granting such persons incentive stock options (ISOs) and/or non-incentive stock options (nonqualified stock options). The ISOs are available for employees only. In order to provide for disinterested administration of the Plans for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, the Director Plan also provides that outside directors will automatically receive annual awards of nonqualified stock options; however, no more options will be issued from the Director Plan, as all options authorized for issuance under the Director Plan have been issued, and the Company has adopted a separate non-employee director equity incentive plan (see Note 7).

The Company’s stockholders approved the Non-Employee Director Stock Option Plan (the Director Plan), in June 1994. The Director Plan provides for the issuance of options to purchase up to an aggregate of 500,000 shares of the Company’s Class A common stock to eligible outside directors of the Company. Each eligible outside director was granted options to purchase 25,000 shares of common stock annually commencing in 1995 and each year thereafter through 2004. The plan expired in 2004, and options can no longer be issued under this plan.

In June 1994, stockholders of the Company approved the adoption of the Amended and Restated Stock Option Plan (the 1994 Plan), which superseded and replaced the Company’s 1990 Stock Option Plan. The 1994 Plan provides for the granting of options to purchase up to 1,000,000 shares of the Company’s Class A common stock by recipients of incentive stock options or nonqualified stock options as granted by the Company’s Board of Directors. The 1994 Plan has expired, and no more stock options can be issued under that plan.

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the activity in the Company’s stock option plans during the years ended December 31, 2005, 2004, and 2003, follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	4,595,230	$1.06	5,742,630	$1.01	5,667,630	$1.00
Granted	—	—	175,000	1.22	215,000	1.13
Exercised	(377,600)	0.49	(837,400)	0.76	(95,000)	0.52
Forfeited	(529,500)	1.79	(485,000)	1.06	(45,000)	1.03

Outstanding, end of year	3,688,130	$1.01	4,595,230	$1.06	5,742,630	$1.01

Exercisable, end of year	3,638,130	$1.01	4,395,230	$1.02	5,215,130	$0.92

The following table summarizes information about stock options outstanding under the Company’s stock option plans as of December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Wtd. Avg.	Wtd. Avg.	Number	Wtd. Avg.
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/05	Contract Life	Price	at 12/31/05	Price

$0.38 - $0.48	486,667	1.40 years	$0.44	486,667	$0.44
$0.56 - $1.00	1,833,963	1.73 years	$0.66	1,833,963	$0.66
$1.10 - $1.34	735,000	4.87 years	$1.17	685,000	$1.17
$1.75 - $2.75	632,500	3.15 years	$2.32	632,500	$2.32

	3,688,130	2.56 years	$1.01	3,638,130	$1.01

The weighted-average fair value of options granted during 2004 and 2003 was $0.93, and $0.98, respectively.

Note 7:	Equity Incentive Plans

2005 Key Associate and Management Equity Incentive Plan

The purpose of the Associate Plan is to further the growth and development of the Company by providing, through ownership of stock of the Company, an incentive to officers and other key “associates” (each of whom are employees of the Company for tax purposes) who are in a position to contribute materially to the prosperity of the Company including, but not limited to, all salaried personnel of the Company, to increase such persons’ interests in the Company’s welfare, to encourage them to continue their services to the Company, and to attract individuals of outstanding ability to enter the employment of the Company.

The Associate Plan is currently administered by the compensation committee (the Administrator) of the board of directors. The Administrator has the power and authority to select and grant to participants restricted stock awards pursuant to the terms of the Associate Plan. Any employee of the Company is eligible to receive an award under the 2005 Associate Plan. No director who is not also an employee will be eligible to receive an award under the Associate Plan.

The stock available for awards under the Associate Plan are shares of the Company’s authorized but unissued, or reacquired, common stock. The aggregate number of shares which may be issued pursuant to awards granted under the Associate Plan may not exceed 1,500,000 shares of common stock. In the event that

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

any outstanding award for any reason expires, is forfeited or is terminated, the shares of common stock allocable to the unvested portion of the award will again be available for awards under the Associate Plan as if no award had been granted with respect to such shares.

The terms and conditions of the restricted stock purchase agreements or award may change from time to time, and the terms and conditions of separate restricted stock purchase agreements need not be identical, but each restricted stock purchase agreement will include the substance of each of the following provisions:

(a) Purchase Price.  The purchase price of restricted stock awards shall be determined by the Administrator, and may be stated as cash, property or prior services performed.

(b) Consideration.  The consideration for common stock acquired pursuant to the restricted stock purchase agreement will be paid either: (i) in cash at the time of purchase; or (ii) in any other form of legal consideration that may be acceptable to the Administrator in its discretion including, without limitation, a recourse promissory note, property or a stock-for-stock exchange or prior services that the Administrator determines have a value at least equal to the fair market value of such common stock.

(c) Vesting.  Shares of common stock acquired under the restricted stock purchase agreement or awards may, but need not, be subject to a restricted period that specifies a right of repurchase in favor of the Company in accordance with a vesting schedule to be determined by the Administrator, or forfeiture in the event the consideration was in the form of prior services. In general, it is anticipated that, except as the Administrator may otherwise determine in its discretion, awards will vest (and prior thereto shall be subject to such a restricted period) over a three-year period, with 20% of a particular award vesting on the first anniversary thereof, an additional 30% of such award (50% cumulatively) vesting on the second anniversary of the award, and the 50% balance of the award vesting on the third anniversary of the award.

No stock has yet been awarded pursuant to the Key Associate and Management Equity Incentive Plan.

2005 Non-Employee Director Equity Incentive Plan

The purpose of the Director Plan is to further the growth and development of the Company by providing, through ownership of stock of the Company, an incentive to non-employee directors to encourage them to continue their director services to the Company, and to attract individuals of outstanding ability to accept director positions for the Company. The Director Plan will initially be administered by the compensation committee (the Administrator) of the board of directors, and thereafter by such committee as the board may from time to time designate (or by the board itself, if it shall so designate).

Each director of the Company who is not also an employee of the Company is eligible to receive, and will automatically receive, an annual award under the Director Plan. There were, as of December 31, 2005, nine non-employee directors who are eligible to participate in the Director Plan (including non-employee directors who are not independent directors). The stock available for awards under the Director Plan are shares of the Company’s authorized but unissued, or reacquired, common stock. The aggregate number of shares which may be issued pursuant to awards granted under the Director Plan will not exceed 500,000 shares of common stock. In the event that any outstanding award under the Director Plan for any reason expires, is forfeited or is terminated, the shares of common stock allocable to the unexercised portion of the award shall again be available for awards under the Director Plan as if no award had been granted with respect to such shares.

The major terms of the restricted stock awards are as follows:

(a) Restricted Stock Awards.  Effective as of the third business day each year following the earlier of (i) the Company’s announcement by press release or other widely disseminated means of its results of operations (including both definitive revenue, net income, and earnings per share data) for the preceding

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

fiscal year of the Company, or (ii) the Company’s filing with the Securities and Exchange Commission of its Annual Report on Form 10-K for the preceding fiscal year of the Company, each eligible director then serving shall be granted pursuant hereto, in consideration of his or her services as a director to that point and as an inducement to further services in such capacity, a restricted stock award equal to the number of shares of common stock determined by dividing thirty thousand dollars ($30,000) by the fair market value, which for such purposes shall be deemed to be the average closing sale price of the common stock over the 50-business day period immediately preceding the effective date of such awards, to vest (and prior thereto shall be subject to a restricted period as defined herein) over a three-year period, with 20% of a particular award vesting on the first anniversary thereof, an additional 30% of such award (50% cumulatively) vesting on the second anniversary of the award, and the 50% balance of the award vesting on the third anniversary of the award; provided, however, as an inducement for new directors to serve, in the event new non-employee directors are elected or added to the board after the date of the annual award in any fiscal year, such new directors will be entitled to an initial restricted stock award equal to a pro rated (by fiscal quarters) portion of the usual $30,000 annual award, such that the new director will be credited for such pro rating purposes with one fiscal quarter of service for every fiscal quarter of the Company, or any portion thereof, during which such person will serve as a director in such initial fiscal year of service, divided in such case by the average closing sale price of the common stock over the 50-business day period immediately preceding such new director’s election or appointment to the board of directors. Such initial restricted stock awards to new directors shall vest over a three-year period in the same manner as other awards pursuant to the Director Plan.

(b) Termination of Participant’s Continuous Service.  In the event a participant’s continuous service as a director terminates for any reason, the Company may exercise its right of repurchase or otherwise reacquire, or the participant shall forfeit unvested shares acquired in consideration of services performed or performable.

In 2005, seven directors were each granted 20,848 shares of restricted stock pursuant to the Director Plan, for a total of 145,936 shares. The total dollar value of the awards was $210,000, and was initially recorded as deferred equity compensation. The value of the awards is amortized over the vesting period of the awards and charged to director compensation expense.

Note 8:	Leases

At December 31, 2005, the Company was obligated under various operating leases covering certain buildings and equipment. Rent expense under operating leases for the years ended December 31, 2005, 2004, and 2003 was $3,381,404, $2,053,051, and $1,602,788, respectively. These amounts for rent expense are considerably higher than the future minimum lease payments each year shown in the table below due to many of our operating equipment leases having a duration of less than one year.

Future minimum lease payments required under operating leases as of December 31, 2005, are as follows:

Year	Amount

2006	$1,816,437
2007	1,645,404
2008	1,333,096
2009	841,328
2010	700,167
Thereafter	821,265

Total minimum payments required	$7,157,697

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9:  Income Taxes

The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$80,000	$—	$—
State	105,200	—	—

	185,200	—	—

Deferred:
Federal	(4,823,917)	—	—
State	189,035	—	—

	(4,634,882)	—	—

Net income tax benefit	$(4,449,682)	$—	$—

The Company generated net operating losses for income tax purposes in 2004 and 2003, so there were no current tax provisions for those years. Additionally, the excess of our deferred tax assets over our deferred tax liabilities was offset by a valuation allowance, resulting in no deferred tax benefit for those years.

The income tax provision for 2004 and 2003 differs from the amount computed by applying the US federal statutory rate of 34% to income before income taxes due primarily to changes in the valuation allowance. The income tax benefit for 2005 differs from the amount computed by applying the US federal statutory rate of 34% to income before income taxes as a result of the following:

	Amount	Percent

Income tax at the U.S. federal statutory rate	$1,138,321	34.0%
Net operating loss carryforwards	(1,024,489)	(30.6)
State income taxes	105,200	3.1
Net reversal of valuation allowance	(4,634,882)	(138.4)
Other	(33,832)	(1.0)

	$(4,449,682)	(132.9%)

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2005
	Current	Long-Term	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$2,036,962	$5,193,366	$8,794,000	$7,637,000
Other	—	64,000	—	—
Valuation allowance	—	—	(8,121,000)	(7,567,000)

Total deferred tax assets	2,036,962	5,257,366	673,000	70,000
Deferred tax liability: Depreciation	—	2,659,446	673,000	70,000

Net deferred tax assets	$2,036,962	$2,597,920	$—	$—

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $21.3 million for federal income tax purposes, which are available to reduce future taxable income and will expire beginning in 2015 through 2024. As the Company generated net operating losses from its inception through 2000, and there was no assurance that it would be able to utilize its net operating loss carryforwards, a valuation allowance was established in 2003 and 2004 to recognize its deferred tax assets only to the extent of its deferred tax liabilities, as discussed above. The Company evaluated the need for a valuation allowance as of December 31, 2005, and determined it is more likely than not that it will generate enough taxable income to fully utilize the net operating loss carryforwards prior to their expiration. In eliminating the valuation allowance, the Company has recorded a deferred tax asset of approximately $7.3 million for its net operating loss carryforwards, reduced by a deferred tax liability of approximately $2.7 million for the difference between its net property, plant and equipment for income tax purposes and financial reporting purposes. The current portion of the deferred tax assets represents the portion of the net operating loss carryforwards that we expect to utilize in 2006. The net impact of eliminating the valuation allowance is reflected as an income tax benefit on the statement of operations for the year ended December 31, 2005.

Note 10:	Extraordinary Item

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

Due to the Junction facility fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. At December 31, 2004 and 2003, approximately $6.4 million and $3.9 million, respectively, had been invested in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in gains of $173,536 and $2,962,041 for the years ended December 31, 2004 and 2003, respectively. Additionally, the Company recorded $11,213 in business interruption insurance during 2004, including $8,720 to replace lost income and $2,493 to cover fixed expenses. During 2003, the Company recorded $1,366,682 in business interruption insurance, including $1,125,372 to replace lost income and $241,310 to cover fixed expense.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11:	Commitments and Contingencies

Lloyd’s London

We have been sued by certain underwriters at Lloyd’s, London (“Lloyd’s”) in connection with a pending final settlement of our Junction, Texas fire claim. Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas seeking a declaratory judgment that they are not liable to reimburse us for certain costs of rebuilding the AERT Junction, Texas facility. Lloyd’s alleges that we did not rebuild the facility exactly as it had existed prior to the March 2003 fire and seeks to retroactively cancel its portion of the insurance policy. The filing was unexpected by us because we cooperated fully with the claims underwriting process and believed that negotiations toward a final settlement of the claim were progressing.

We believe the Lloyd’s lawsuit is without merit. We filed a counterclaim on January 24, 2005 denying all of Lloyd’s allegations and seeking immediate and full reimbursement for rebuilding of the Junction plant. We seek to recover actual damages in the amount of at least $2.4 million plus attorney and court fees and punitive damages for acts of bad faith committed by Lloyd’s.

The parties participated in an unsuccessful court-ordered mediation on March 13, 2006. The matter will now go to trial, though a trial date has not yet been set by the court.

Advanced Control Solutions

On March 3, 2006, a Benton County Circuit Court jury found AERT liable for $655,769 in damages to Advanced Control Solutions (“ACS”) for future business opportunities that ACS alleges it lost when AERT discontinued using ACS programming and electrical contractor services and for missing equipment. The jury found that AERT also interfered with certain non-compete provisions of an employment agreement between ACS and an employee by hiring the employee after he had been terminated by ACS in December 2003. The jury also awarded AERT judgment against ACS for approximately $45,000 for ACS’s failure to complete a programming contract.

We intend to file motions requesting the Judge to set aside the verdicts against AERT as not being supported by the law and facts. If the motions are not granted, AERT will appeal the jury verdicts to the Arkansas Court of Appeals.

Other Matters

AERT is involved in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.

Note 12:	Segment Information

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, the Company does not have available discrete financial information to disclose gross margin by product line. All operating expenses are allocated primarily on capacity. Corporate overhead is not allocated by product line, neither are selected assets. Net sales segregated by product line and gross margin by plant location are as follows:

	Year Ended December 31,
	2005	2004	2003

Net Sales —
Commercial and residential decking surface components	$73,361,707	$51,885,985	$35,646,315
Exterior door, window, and housing trim components	13,950,853	11,751,300	7,874,248

	$87,312,560	$63,637,285	$43,520,563

	Year Ended December 31,
	2005		2004		2003
	Springdale	Junction	Springdale	Junction	Springdale	Junction

Gross Margin —
Net revenues	$67,823,259	$19,489,301	$47,902,106	$15,735,179	$34,203,234	$9,317,329
Cost of goods sold	50,661,941	15,728,023	35,883,623	13,079,543	26,779,482	7,582,502

Gross margin	$17,161,318	$3,761,278	$12,018,483	$2,655,636	$7,423,752	$1,734,827

Note 13:	401(k) Plan

The Company sponsors the A.E.R.T. 401(k) Plan (the Plan) for the benefit of all eligible employees. The Plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deferred contributions to the Plan. The Plan provides that the Company may elect to make employer-matching contributions equal to a percentage of each participant’s voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. Profit sharing contributions to the Plan can range from 0% to 15% of participants’ annual compensation. The Company has never made any matching or profit sharing contributions to the Plan.

Note 14:	Subsequent Events

During the first quarter of 2006, we entered into a new $15.0 million bank line of credit, replacing the factoring arrangement with Brooks Investment Co. that is currently in use. The line is a one year revolving credit facility maturing January 7, 2007, secured by our inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points. The maximum amount that may be drawn on the line at any one time is $15.0 million. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks. The credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

3.1	Certificate of Incorporation, including Certificate of Amendment filed on June 12, 1989 (a), and Certificate of Amendment filed on August 22, 1989 (b), and Certificate of Amendment filed on December 29, 1999
3.2	Certificate of Designation of Class B common stock. (a)
3.3	Bylaws of Registrant. (a)
3.4	Form of Class A common stock Certificate. (c)
4.2	Form of Class B common stock Certificate. (a)
4.8	Form of Class C Warrant Certificate. (h)
4.9	Form of Class D Warrant Certificate. (h)
4.10	Form of Class E Warrant Certificate. (h)
4.11	Form of Class F Warrant Certificate. (i)
4.12	Form of Class G Warrant Certificate. (i)
4.13	Form of Class H Warrant Certificate. (j)
4.14	Form of Class I Warrant Certificate. (j)
4.15	Form of Class J Warrant Certificate. (j)
4.16	Form of Class K Warrant Certificate. (j)
10.1	Private Placement Agreement. (l)
10.2	Consulting Agreement. (l)
10.3	Note Purchase Agreement. (l)
10.4	Form of Notes. (l)
10.5	Form of Private Placement Warrants. (l)
10.6	Form of Consulting Warrants. (l)
10.9	Form of Right of Refusal Agreement among Class B common stockholders. (a)
10.10	1989 Stock Option plan. (a)
10.11	Form of Escrow Agreement with American Stock Transfer & Trust Company. (c)
10.15	Lease Agreement dated June 1, 1990 between the Registrant and J’s Feed, Inc. for the Registrant’s plastics reclamation facility. (e)
10.18	Loan Agreement with City of Rogers, arranged through Arkansas Industrial Development Commission. (f)
10.19	Lease Agreement dated June 15, 1992 between the Registrant and George’s, Inc. for the Registrant’s corporate office facility. (g)
10.20	Factoring Agreement dated April 30, 1993 between the Registrant and Brooks Investment Company. (g)
10.21	Private Placement Distribution Agreement dated September 23, 1993 between the Registrant and Berkshire International Finance, Inc. (g)
10.22	Lease Agreement dated June 16, 1994 between Registrant and Marjorie S. Brooks. (i)
10.27	Line of Credit Promissory Note payable to Jim G. Brooks and Marjorie S. Brooks. (i)
10.28	Amended and Restated Stock Option Plan. (i)
10.29	Non-Employee Director Stock Option Plan. (i)
10.30	Chairman Stock Option Plan. (i)
10.31	Factoring Agreement dated April 30, 1994 between the Registrant and Brooks Investment Company.(i)
10.32	Lease agreement dated July 29, 1997 between Registrant and Dwain A. Newman, et ux., and National Home Center, Inc. (k)
10.33	Securities Purchase Agreement. (m)
10.34	Certificate of Designation of Series A Preferred Convertible Stock. (m)

Exhibit
No.		Description of Exhibit

10.35		Certificate of Designation of Series B Preferred Convertible Stock. (m)
10.36		Certificate of Designation of Series C Preferred Convertible Stock. (m)
10.37		Form of Series X Warrants. (m)
10.38		Form of Series Y Warrants. (m)
10.39		Registration Rights Agreement. (m)
10.40		Placement Agency Agreement. (m)
10.41		Indenture of Trust between City of Springdale and Regions Bank, Trustee, as of October 1, 2003. (n)
10.42		Mortgage and Loan Agreement between City of Springdale and Company, as of October 1, 2003.(n)
10.43		Assignment of Mortgage and Loan Agreement between City of Springdale and Regions Bank. (n)
10.44		Note Purchase Agreement between Company and Allstate Insurance Company dated October 9, 2003. (n)
10.45		Promissory Note made by Company dated October 9, 2003. (n)
10.46		Wood-Plastic Composite Decking Agreement between AERT and Weyerhaeuser Company, et al. effective October 12, 2004.* (Redacted in accordance with confidential treatment request, as filed October 18, 2005) (o) (p)
10	.46.1	Wood-Plastic Composite Decking Agreement between AERT and Weyerhaeuser Company, et al. effective October 12, 2004.* (Redacted in accordance with confidential treatment request, as filed October 15, 2005) (q)
10.47		Loan Agreement. (r)
10.48		Promissory Note. (r)
10.49		Loan Agreement.***
10.50		Promissory Note.***
23.1		Accountant’s Consent. ***
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president. ***
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer. ***
31.3		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer. ***
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chairman, co-chief executive officer and president. ***
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s co-chief executive officer. ***
32.3		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by the Company’s chief financial officer. ***

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of this agreement. The confidential portions were filed separately with the Commission.

The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.

***	Filed herewith.

(a)	Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Filed with Form 10-K for December 31, 1989.

(e)	Filed with Form 10-K for December 31, 1990.

(f)	Contained in Exhibits to Post Effective Amendment No. 1 to Registration Statement on Form S-1, No. 33-29593, filed December 24, 1991.

(g)	Filed with Form 10-K for December 31, 1992.

(h)	Filed with Form 10-K for December 31, 1994.

(j)	Filed with Form 10-K for December 31, 1996. [EX-4.13, 4.14, 4.15, and 4.16]

(k)	Filed with Form 10-K for December 31, 1997. [EX-10.32]

(l)	Contained in Exhibits to Registration Statement on Form S-3, No. 333-42555 filed December 18, 1997. [EX-10.1, 10.2, 10.3, 10.4, 10.5, 10.6]

(m)	Filed with Form 10-K for December 31, 1998. [EX-10.33, 10.34, 10.35, 10.36, 10.37, 10.38, 10.39 and 10.40]

(n)	Filed with Form 10-Q for September 30, 2003.

(o)	Filed with Form 10-Q for September 30, 2004.

(p)	Filed with Form 10-Q for June 30, 2005.

(q)	Filed with Form 10-Q/A for September 30, 2004.

(r)	Filed with Form 10-Q for September 30, 2005.