Form 10-Q
period 2006-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2006-05-15
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: ☑ NO: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2006, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 38,265,446 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, March 31, 2006 (unaudited) and December 31, 2005	1-2

Statements of Operations (unaudited) Three Months Ended March 31, 2006 and 2005	3

Statements of Cash Flows (unaudited) Three Months Ended March 31, 2006 and 2005	4

Notes to Financial Statements	5-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3. Quantitative and Qualitative Disclosure about Market Risk	18

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1a. Risk Factors	20

Item 6. Exhibits	20

Signatures	21

Index to Exhibits	22
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Master Lease Agreement
Certification of Co-Chief Executive Officer Pursuant to Section 302
Certification of Co-Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Co-Chief Executive Officer Pursuant to Section 906
Certification of Co-Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
ASSETS

	March 31,	December 31,
	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$2,680,792	$1,748,023
Restricted cash	1,378,468	668,344
Trade accounts receivable, net of allowance of $419,516 at March 31, 2006 and $420,319 at December 31, 2005	5,202,236	2,993,701
Inventories	9,152,383	9,748,743
Prepaid expenses	271,116	706,301
Deferred tax asset	2,619,213	2,036,962

Total current assets	21,304,208	17,902,074

Land, buildings and equipment:
Land	1,986,033	1,986,033
Buildings and leasehold improvements	5,757,503	5,717,054
Machinery and equipment	35,944,558	35,647,614
Transportation equipment	1,016,157	970,204
Office equipment	802,956	770,803
Construction in progress	13,679,811	8,997,223

	59,187,018	54,088,931
Less accumulated depreciation	24,012,114	23,002,809

Net land, buildings, and equipment	35,174,904	31,086,122

Other assets:
Deferred tax asset	1,847,068	2,597,920
Debt issuance costs, net of accumulated amortization of $594,475 at March 31, 2006 and $549,256 at December 31, 2005	3,030,447	3,055,666
Debt service reserve fund	2,130,785	2,110,881
Other assets, net of accumulated amortization of $371,306 at March 31, 2006 and $354,163 at December 31, 2005	993,942	200,010

Total other assets	8,002,242	7,964,477

	$64,481,354	$56,952,673

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2006	2005
	(unaudited)
Current liabilities:
Accounts payable – trade	$11,111,334	$10,508,451
Accounts payable – related parties	4,621,489	3,006,306
Current maturities of long-term debt	1,345,703	938,704
Litigation loss payable	655,769	655,769
Other accrued liabilities	3,239,227	2,263,502
Income taxes payable	171,200	117,200
Notes payable – related parties	2,725,000	746,775
Notes payable – other	38,322	352,406

Total current liabilities	23,908,044	18,589,113

Long-term debt, less current maturities	18,089,591	17,010,889

Accrued premium on convertible preferred stock	—	235,367

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.01 par value; 75,000,000 shares authorized; 38,162,846 and 37,651,369 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	381,628	376,514
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding at March 31, 2006 and December 31, 2005	14,655	14,655
Warrants outstanding; 8,976,242 at March 31, 2006 and 9,176,242 at December 31, 2005	4,383,227	4,489,419
Additional paid-in capital	31,901,914	31,340,363
Accumulated deficit	(14,197,705)	(15,103,647)

Total stockholders’ equity	22,483,719	21,117,304

Total liabilities and stockholders’ equity	$64,481,354	$56,952,673

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31
	2006	2005

Net sales	$27,665,249	$19,943,530
Cost of goods sold	21,710,933	15,623,910

Gross margin	5,954,316	4,319,620

Selling and administrative costs	4,219,243	3,055,653

Operating income	1,735,073	1,263,967

Net interest expense	(572,530)	(529,490)

Income before accrued premium on preferred stock and income taxes	1,162,543	734,477
Accrued premium on preferred stock	—	(69,000)

Income before income taxes	1,162,543	665,477
Income tax provision	256,601	—

Net income applicable to common stock	$905,942	$665,477

Income per share of common stock (Basic)	$0.02	$0.02

Income per share of common stock (Diluted)	$0.02	$0.01

Weighted average number of common shares outstanding (Basic)	39,423,537	34,360,219

Weighted average number of common shares outstanding (Diluted)	45,790,838	44,872,346

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31
	2006	2005

Cash flows from operating activities:
Net income applicable to common stock	$905,942	$665,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,026,948	1,038,814
Premium accrued on preferred stock	—	69,000
Deferred tax provision	168,601	—
(Increase) decrease in other assets	(796,563)	10,535
Increase in cash restricted for letter of credit and interest costs	(677,070)	(170,149)
Changes in current assets and current liabilities	307,792	(1,055,925)

Net cash provided by operating activities	935,650	557,752

Cash flows from investing activities:
Purchases of land, buildings and equipment	(3,599,428)	(874,903)

Cash flows from financing activities:
Proceeds from issuance of notes	2,303,225	700,000
Payments on notes	(652,043)	(699,352)
Increase in cash restricted for payment of long-term debt	(33,055)	(175,914)
Increase in outstanding advances on factored receivables	1,763,812	1,285,593
Proceeds from exercise of stock options and warrants, net	214,608	244,975

Net cash provided by financing activities	3,596,547	1,355,302

Increase in cash	932,769	1,038,151

Cash and cash equivalents, beginning of period	1,748,023	1,078,536

Cash and cash equivalents, end of period	$2,680,792	$2,116,687

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
Note 2: Description of the Company
     Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics. Our products have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Since our inception in 1989, we have sold over $380 million of products into the North American marketplace. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. We also operate a warehouse and reload complex in Lowell, Arkansas. We expect our third composite extrusion plant, which we refer to as “Springdale South”, to be started up during the second quarter 2006 and in operation in the third quarter of 2006. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser — our primary decking customer — and regional building product distributors.
Note 3: Statements of Cash Flows
     In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the three months ended March 31:

	2006	2005
	(unaudited)	(unaudited)

Receivables	$(2,207,732)	$(1,644,871)
Inventories	596,360	1,107,943
Prepaid expenses and other	435,185	347,881
Accounts payable –
Trade and related parties	454,254	(1,274,066)
Accrued liabilities	975,725	407,188
Accrued income taxes	54,000	—

	$307,792	$(1,055,925)

Cash paid for interest	$555,453	$351,047

Cash paid for income taxes	$30,000	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2006	2005
	(unaudited)	(unaudited)
Accounts / notes payable for equipment	$1,498,659	$750,000
Accrued premium on preferred stock paid with Class A common stock	235,367	276,000
Note 4: Significant Accounting Policies
Revenue Recognition Policy
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates, and returns, which were $567,981 and $451,253 for the quarters ended March 31, 2006 and 2005, respectively.
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
Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	March 31, 2006	December 31, 2005
	(unaudited)

Raw materials	$6,686,647	$6,541,443
Work in process	1,345,046	1,256,121
Finished goods	1,120,690	1,951,179

	$9,152,383	$9,748,743

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
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and requires that cost to be recognized in the financial statements. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which includes interpretations that express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company adopted the provisions of this statement effective January 1, 2006, using the modified prospective method of transition provided in SFAS 123R. Under modified prospective application, this statement applies to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost for the unvested portion of awards at the effective date is to be recognized as the awards vest. The grant-date fair value of those awards is to be used to calculate compensation cost under Statement 123. The adoption of SFAS 123R did not have a material effect on the Company’s financial statements and related disclosures. In 2005, the Company modified its employee/director equity compensation policies to generally provide restricted stock awards rather than stock options. Restricted stock awards are expensed as earned as a portion of compensation costs.
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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (SFAS153). The guidance in APB Opinion 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 amends APB Opinion 29 to eliminate an exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted the provisions of this statement effective January 1, 2006. The adoption of SFAS 153 did not have a material effect on the Company’s financial statements and related disclosures.
Note 5: Income Taxes
     No income tax provision was recorded for the three months ended March 31, 2005, due to the realization of previously unrecognized net operating loss carryforwards and the recording of a valuation allowance to the extent deferred tax assets exceeded deferred tax liabilities. The Company eliminated its valuation allowance as of December 31, 2005. Income tax expense does not represent actual cash paid for income taxes, as the Company is able to use its federal net operating loss carryforwards to offset its federal taxable income. However, the Company is subject to federal alternative minimum tax, and pays taxes in the amount of approximately 2% of federal taxable income.
     The effective income tax rate for the quarter ended March 31, 2006 was 22%. This rate differs from the US federal statutory rate of 34% due primarily to the recognition of a deferred tax benefit related to a litigation loss in our ACS lawsuit (see Note 8: Commitments and Contingencies).
Note 6: Earnings Per Share
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

	Three Months Ended
	March 31, 2006	March 31, 2005

Net income applicable to common stock (A)	$905,942	$665,477

Assumed exercise of stock options and warrants	10,892,203	18,244,664
Application of assumed proceeds toward repurchase of stock at average market price	(4,524,902)	(7,732,537)

Net additional shares issuable	6,367,301	10,512,127

Adjustment of shares outstanding:
Weighted average common shares outstanding	39,423,537	34,360,219
Net additional shares issuable	6,367,301	10,512,127

Adjusted shares outstanding (B)	45,790,838	44,872,346

Net income per common share – Diluted (A) divided by (B)	$0.02	$0.01

Antidilutive and/or non-exercisable options	557,500	1,207,500
Antidilutive and/or non-exercisable warrants	1,021,269	2,333,933
     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarter ended March 31, 2006, as indicated in the table above. Those options and warrants were antidilutive and/or not exercisable at March 31, 2006. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.
Note 7: Line of Credit
     At the end of the first quarter of 2006, the Company entered into a new $15.0 million bank line of credit, replacing the factoring agreement with Brooks Investment Co. that was in use during 2005 and the first quarter of 2006. No amounts were borrowed under the line of credit until after March 31, 2006. The line is a one year revolving credit facility maturing January 7, 2007, secured by the Company’s inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 8.75% at March 31, 2006. The maximum amount that may be drawn on the line at one time is the lesser of $15.0 million and the borrowing base. The borrowing base is equal to the sum of approximately 85% of the Company’s accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. The revolving credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.
Note 8: Commitments and Contingencies
Lloyd’s of London
     We have been sued by certain underwriters at Lloyd’s of London (“Lloyd’s”) in connection with a pending final settlement of our Junction, Texas fire claim. Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas seeking a declaratory judgment that they are not liable to reimburse us for certain costs of rebuilding the AERT Junction, Texas facility. Lloyd’s alleges that we did not rebuild the facility exactly as it had existed prior to the March 2003 fire and seeks to retroactively cancel its portion of the insurance policy. The filing was unexpected by us because we cooperated fully with the claims underwriting process and believed that negotiations toward a final settlement of the claim were progressing.
     We believe the Lloyd’s lawsuit is without merit. We filed a counterclaim on January 24, 2005 denying all of Lloyd’s allegations and seeking immediate and full reimbursement for rebuilding of the Junction plant. We seek to recover actual damages in the amount of at least $2.4 million plus attorney and court fees and punitive damages for acts of bad faith committed by Lloyd’s.
     The parties participated in an unsuccessful court-ordered mediation on March 13, 2006. Lloyd’s has filed a request for summary judgment, which is scheduled for hearing on June 27, 2006. After that issue is addressed we believe the matter will then go to trial, though a trial date has not yet been set by the court.
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
     AERT filed motions requesting the Judge to set aside the verdicts against AERT as not being supported by the law and facts, which the court denied on April 28, 2006. AERT will now appeal the jury verdicts to the Arkansas Court of Appeals.

Other Matters
     AERT is involved in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.
Lease Commitment
     AERT has entered into an operating lease contract whereby it has agreed to lease up to $3 million of equipment for seven years. Lease payments are expected to begin in the third quarter of 2006. Until that time, interim interest payments are being made on the amount of equipment subject to the lease that has been purchased by the leasing company, which totaled approximately $1.3 million at March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
     Net sales for the quarter ended March 31, 2006 increased 38.7% over the comparable period of 2005, to $27.7 million. The continued growth in our business is a result of our strategy to provide our customers with the best product and the best service at a competitive price. Sales growth in the first quarter 2006 was driven by strong demand for our ChoiceDek decking products and enabled by higher factory output resulting from increased productivity. To meet and further expand demand for the ChoiceDek product line in the first quarter 2006 we had to restrict marketing of our other product lines. In order to meet expected future demand, we are building a third extrusion factory and expanding our plastic recycling facilities. With the additional capacity provided by the new facility and our ongoing expansion program, we plan to increase production of all our product lines in the future.
     Our gross profit margin was 21.5% in the first quarter 2006, down slightly from 21.7% in the same period last year as we were negatively impacted by higher raw material costs. Volatility in worldwide pricing of polyethylene – the largest component of our raw material costs — continues to present a challenge as we reach for higher and more stable margins. A capacity shortfall at our plastic recycling plants caused us to use more virgin resin during the first quarter 2006 than anticipated. We believe polyethylene prices will continue to be unstable and so we are focused on further developing our capability to use types of polyethylene waste that are in abundant supply and low demand.
     Our net profit margin stayed constant at 3.3% of net sales for the first quarter 2006 compared to the first quarter 2005, despite taking a charge for income taxes in first quarter 2006. No income tax provision was recorded in the first quarter of last year due to the realization of previously unrecognized net operating loss carryforwards and the recording of a valuation allowance to the extent deferred tax assets exceeded deferred tax liabilities. The valuation allowance was eliminated in December 2005.
     For 2006 and beyond we are focused on adding production capacity, improving manufacturing efficiencies, and developing new products. For example,
•	We are investing heavily in adding more in-house plastic recycling capacity and advanced recycling technologies.

•	We will start one production line at our new Springdale South extrusion facility this year and plan to add a second line in early 2007. The facility will have four production lines when fully built out.

•	We are continually evaluating, improving and implementing manufacturing efficiencies.

•	We are increasing R&D and preparing to introduce several new products in 2007.

•	We continue to aggressively recruit new AERT associates for senior and middle management levels.

•	We continue to build brand recognition and our company’s reputation with the quality of our products and customer service.

Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     The following table sets forth selected information from our statements of operations.
Quarterly Comparison

	Three Months Ended March 31:
	2006	% Change	2005
Net sales	$27,665,249	38.7%	$19,943,530
Cost of goods sold	21,710,933	39.0%	15,623,910
% of net sales	78.5%	0.2%	78.3%

Gross margin	5,954,316	37.8%	4,319,620
% of net sales	21.5%	-0.2%	21.7%
Selling and administrative costs	4,219,243	38.1%	3,055,653
% of net sales	15.3%	0.0%	15.3%

Operating income	1,735,073	37.3%	1,263,967
% of net sales	6.3%	0.0%	6.3%
Net interest expense	(572,530)	8.1%	(529,490)

Income before accrued premium on preferred stock and income taxes	1,162,543	58.3%	734,477
% of net sales	4.2%	0.5%	3.7%
Accrued premium on preferred stock	—	-100.0%	(69,000)

Income before income taxes	1,162,543	74.7%	665,477
% of net sales	4.2%	0.9%	3.3%
Income tax provision	256,601	*	—

Net income applicable to common stock	$905,942	36.1%	$665,477
% of net sales	3.3%	0.0%	3.3%

*	Not meaningful as a percentage change.
Net Sales
     Net sales for the quarter ended March 31, 2006 grew 38.7% compared to the first quarter of 2005, to $27.7 million. The average selling price of our products in first quarter 2006 was approximately 8.5% higher than for the first quarter 2005. Our factories ran at full capacity during the quarter. Strong demand for our ChoiceDek products required us to devote relatively more production capacity to that product line and less to our OEM and MoistureShield product lines compared to the first quarter of 2005.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, increased to 78.5% for the quarter ended March 31, 2006 from 78.3% for the comparable period in 2005. Labor costs and manufacturing overhead were down, as a percent of sales, due to increased automation and efficiency initiatives. Our manufacturing improvement programs also resulted in higher output per manufacturing line in the first quarter 2006 versus first quarter 2005, thus reducing overhead costs as a percent of sales. Material costs, however, were up significantly due to higher costs of polyethylene scrap prices and our need to use a higher percentage of virgin resin than in the first quarter of 2005.
     Our strategy for managing raw material costs is to expand our internal plastic processing capacity and to seek new sources of lower cost waste plastic materials. We are also focused on improving material handling techniques and efficiencies to further reduce manufacturing waste. Volatility of raw material costs continues to be one of our greatest challenges and sustained upward price movement of our raw materials has an adverse effect on our profitability. Increases in throughput at our recycling plants allowed us to reduce the percentage of virgin resin in the latter part of the first quarter 2006.
     Gross profit margin was 21.5% for first quarter 2006, down from 21.7% in first quarter 2005 as higher raw material costs outweighed the effects of efficiency gains and price increases.
Selling and Administrative Expenses
     Selling and administrative costs increased in first quarter 2006 compared to 2005 as a result of increases in sales, customer service, litigation, and corporate personnel expenses, along with general increases in corporate costs to manage our growing business. As a percentage of net sales, selling and administrative costs were about the same in first quarter 2006 as in first quarter 2005. The categories of salaries and benefits, professional fees, advertising and promotion, travel and entertainment, and commissions together comprised 74% of total selling and administrative expenses in the quarter. Professional fees included substantial legal expenses of a approximately $170,000 (see Item 3. Legal Proceedings).
Operating Income
     Operating income was 6.3% of net sales for the quarter versus 6.3% of net sales for the same period in 2005. Operating income, as a percent of sales, was negatively impacted by higher raw material costs and positively impacted by greater overhead absorption and lower labor costs.
Net Income
      Income before income taxes was $1,162,543 in the first quarter 2006, up 75% from pre-tax income of $665,477 in the first quarter 2005. Net income increased to $905,942 for the quarter ended March 31, 2006 from $665,477 in the comparable period for 2005. Net income, as a percent of sales, stayed constant at 3.3% in the first quarter 2006 compared to the first quarter 2005. Net income was positively impacted by the elimination of our preferred stock dividend payment and negatively impacted by a lower operating margin and the effect of income taxes, which did not apply in the first quarter 2005 (see Note 5 on Income Taxes).

     Continued profitable operations depends on, among other things, our ability to manage raw material costs and to grow our sales faster than our overhead expenses.
Liquidity and Capital Resources
     At the end of the first quarter of 2006, we entered into a new $15.0 million bank line of credit, replacing the factoring agreement with Brooks Investment Co. that was in use during 2005 and the first quarter of 2006. No amounts were borrowed under the line of credit until after March 31, 2006. The line is a one year revolving credit facility maturing January 7, 2007, secured by our inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points. The maximum amount that may be drawn on the line at one time is the lesser of $15.0 million and the borrowing base. The borrowing base is equal to the sum of approximately 85% of our accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. The revolving credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.
     In order to limit further shareholder dilution from outstanding warrants, options, and restricted stock programs, and to take advantage of periods when we believe the market may be undervaluing our shares, the Company’s board of directors has approved the repurchase of up to three million shares of stock. Funds for the repurchase program are anticipated to come from warrant and option exercises and cash flow, if available. The Company could potentially realize approximately $3.35 million in June 2006, $830,000 in February 2007 and $2.5 million in November 2007 from the exercise of warrants. Potential proceeds from option exercises over the next twenty-four months are approximately $2 million. There is no assurance as to how many shares will actually be repurchased or when. At March 31, 2006, we had not repurchased any shares.
     At March 31, 2006, we had a working capital deficit of $2.6 million compared to a working capital deficit of $687,000 at December 31, 2005. The working capital deficit included total current liabilities of approximately $23.9 million, of which $4.1 million was for accrued expenses, $15.7 million was in payables and $4.1 million was a combination of short-term notes payable and the current portion of long-term debt. The working capital deficit is the result of previously incurred losses from operations, our decision to pay for capital expansion using cash generated from operations, our need to fund rapid growth in sales and our need to use working capital to pay for a portion of the rebuild of our Junction, Texas facility after a fire there in 2003, as our insurance claim was contested by our insurer, Lloyd’s of London. Additionally, pursuant to our bond agreement, we are required to maintain a debt service reserve fund in the amount of approximately $2 million, which is classified as a non-current asset in our balance sheet. We spent approximately $5.1 million on capital expansion during the first quarter of 2006. Expenditures were primarily for construction at our Springdale South manufacturing site, which we expect to begin operations in the third quarter of 2006.
     Unrestricted cash increased approximately $933,000 to $2.7 million at March 31, 2006 from December 31, 2005. Significant components of that increase were: (i) cash provided by operating activities of approximately $936,000, which consisted of the net income for the period of $906,000 increased by depreciation and amortization of $1,027,000 and decreased by other uses of cash of approximately $997,000; (ii) cash used in investing activities of $3.6 million; and (iii) cash provided by financing activities of approximately $3.6 million. Payments on notes during the period were $652,000, including $325,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $2.3 million, which was completely comprised of amounts received from Brooks Investment Company, bearing interest at 7%. These notes were repaid in April 2006 with amounts borrowed under our bank line of credit. At March 31, 2006, we had bonds and notes payable in the amount of $22.2 million, of which $4.1 million was current notes payable and the current portion of long-term debt.
     We believe that funds generated from operations will be adequate for us to pay operating expenses and meet our fixed obligations for the balance of 2006 and into the future. New capital projects are funded primarily from cash flow available after meeting our operating and fixed obligations, so there is no assurance as to when, or if, funds will be available to complete our planned capital projects. Our capital improvement budget for the remainder of 2006 is currently estimated at $7 million, of which we believe we can finance half through long-term debt and operating leases; the balance of required funds must come from cash flow. We have no commitment from long term debt or leasing sources and there is no assurance that such funding will be available. If we are unable to complete our 2006 capital expansion program as planned, it will affect our ability to grow sales and profit margins in 2006 and future years.
     We have proceeded with reconstruction of the fire-damaged Junction, Texas facility despite a dispute with our third tier insurance carrier, Lloyd’s of London, and have been required to invest $1.4 million from cash flow. This has negatively impacted the Company by, among other things, causing us to be out of compliance of the 2003 bond covenants. We seek to recover actual damages in the amount of at least $2.4 million plus attorney and court fees and punitive damages for acts of bad faith committed by Lloyd’s (see Legal Proceedings).
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
     We were not in compliance with two of the quarterly covenants as of March 31, 2006. The bond trustee has waived these covenants as of December 31, 2005 through, and including, December 31, 2006.

Bonds payable and Allstate Notes Payable Debt Covenants	March 31, 2006	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	3.4	Yes
Current ratio of not less than 1.00 to 1.00 (as adjusted1)	0.98	No - waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	18.3%	No - waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.1%	Yes

(1)	The current ratio calculation was modified to include the debt service reserve fund of $2,150,750 in current assets.

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
Item 4. Controls and Procedures.
     Each of our co-chief executive officers, Joe G. Brooks and Stephen W. Brooks and our chief financial officer, Robert A. Thayer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of March 31, 2006 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, these executive officers have concluded that, as of March 31, 2006, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Lloyd’s of London
     We have been sued by certain underwriters at Lloyd’s of London (“Lloyd’s”) in connection with a pending final settlement of our Junction, Texas fire claim. Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas seeking a declaratory judgment that they are not liable to reimburse us for certain costs of rebuilding the AERT Junction, Texas facility. Lloyd’s alleges that we did not rebuild the facility exactly as it had existed prior to the March 2003 fire and seeks to retroactively cancel its portion of the insurance policy. The filing was unexpected by us because we cooperated fully with the claims underwriting process and believed that negotiations toward a final settlement of the claim were progressing.
     We believe the Lloyd’s lawsuit is without merit. We filed a counterclaim on January 24, 2005 denying all of Lloyd’s allegations and seeking immediate and full reimbursement for rebuilding of the Junction plant. We seek to recover actual damages in the amount of at least $2.4 million plus attorney and court fees and punitive damages for acts of bad faith committed by Lloyd’s.
     The parties participated in an unsuccessful court-ordered mediation on March 13, 2006. Lloyd’s has filed a request for summary judgment, which is scheduled for hearing on June 27, 2006. After that issue is addressed we believe the matter will then go to trial, though a trial date has not yet been set by the court.
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
     We filed motions requesting the Judge to set aside the verdicts against AERT as not being supported by the law and facts, which the court denied on April 28, 2006. AERT will now appeal the jury verdicts to the Arkansas Court of Appeals.
Other Matters
     AERT is involved in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.
Item 1a. Risk Factors
     There have been no significant changes during the first quarter of 2006 to risk factors presented in the Company’s 2005 Annual Report on Form 10-K.
Item 6. Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed and incorporated by reference as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ Joe G. Brooks

Joe G. Brooks
Chairman, Co-Chief Executive Officer and President

/s/ Stephen W. Brooks

Stephen W. Brooks
Vice Chairman and Co-Chief Executive Officer

/s/ Robert A. Thayer

Robert A. Thayer
Senior Vice-President and Chief Financial Officer
Date: May 15, 2006

Index to Exhibits

Exhibit
Number	Description

10.51	Master Lease Agreement

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman, co-chief executive officer and president.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s vice chairman and co-chief executive officer.

31.3	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s senior vice-president and chief financial officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman, co-chief executive officer and president.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s vice chairman and co-chief executive officer.

32.3	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s senior vice-president and chief financial officer.