Form 10-Q
period 2006-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2006-08-14
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission File Number 1-10367
Advanced Environmental Recycling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-0675758
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

914 N Jefferson Street	72765
Post Office Box 1237	(Zip Code)
Springdale, Arkansas
(Address of principal executive offices)
(479) 756-7400
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: ☑ NO: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer and large filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2006, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 42,372,865 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
ASSETS

	June 30,	December 31,
	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$2,876,572	$1,748,023
Restricted cash	1,240,886	668,344
Certificate of deposit	1,000,000	—
Trade accounts receivable, net of allowance of $581,504 at June 30, 2006 and $420,319 at December 31, 2005	5,645,149	2,993,701
Inventories	12,320,319	9,748,743
Prepaid expenses	1,817,796	706,301
Deferred tax assets	2,619,213	2,036,962

Total current assets	27,519,935	17,902,074

Land, buildings and equipment:
Land	1,986,033	1,986,033
Buildings and leasehold improvements	5,817,496	5,717,054
Machinery and equipment	37,008,867	35,647,614
Transportation equipment	1,108,684	970,204
Office equipment	789,413	770,803
Construction in progress	14,936,227	8,997,223

	61,646,720	54,088,931

Less accumulated depreciation	24,983,135	23,002,809

Net land, buildings, and equipment	36,663,585	31,086,122

Other assets:
Deferred tax asset	903,360	2,597,920
Debt issuance costs, net of accumulated amortization of $659,827 at June 30, 2006 and $549,256 at December 31, 2005	2,969,372	3,055,666
Debt service reserve fund	2,040,000	2,110,881
Other assets, net of accumulated amortization of $408,200 at June 30, 2006 and $354,163 at December 31, 2005	997,013	200,010

Total other assets	6,909,745	7,964,477

Total assets	$71,093,265	$56,952,673

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005
	(unaudited)
Current liabilities:
Accounts payable — trade	$11,389,708	$10,508,451
Accounts payable — related parties	344,422	3,006,306
Current maturities of long-term debt	1,566,063	938,704
Litigation loss payable	655,769	655,769
Other accrued liabilities	3,116,105	2,263,502
Income taxes payable	315,976	117,200
Notes payable — related parties	—	746,775
Working capital line of credit	6,600,000	—
Notes payable — other	1,367,513	352,406

Total current liabilities	25,355,556	18,589,113

Long-term debt, less current maturities	18,079,084	17,010,889

Accrued premium on convertible preferred stock	—	235,367

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.01 par value; 75,000,000 shares authorized; 42,322,865 and 37,651,369 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	423,229	376,514
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding at June 30, 2006 and December 31, 2005	14,655	14,655
Warrants outstanding; 4,889,465 at June 30, 2006 and 9,176,242 at December 31, 2005	2,669,827	4,489,419
Additional paid-in capital	37,025,522	31,340,363
Accumulated deficit	(12,474,608)	(15,103,647)

Total stockholders’ equity	27,658,625	21,117,304

Total liabilities and stockholders’ equity	$71,093,265	$56,952,673

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net sales	$28,105,770	$20,954,211	$55,771,019	$40,897,741
Cost of goods sold	19,625,232	16,219,585	41,336,165	31,843,495

Gross margin	8,480,538	4,734,626	14,434,854	9,054,246

Selling and administrative costs	4,935,881	3,289,105	9,155,124	6,344,758

Operating income	3,544,657	1,445,521	5,279,730	2,709,488

Net interest expense	(658,852)	(457,583)	(1,231,382)	(987,073)

Income before accrued premium on preferred stock and income tax	2,885,805	987,938	4,048,348	1,722,415
Accrued premium on preferred stock	—	(69,000)	—	(138,000)

Income before income tax	2,885,805	918,938	4,048,348	1,584,415
Income tax provision	1,162,708	—	1,419,309	—

Net income applicable to common stock	$1,723,097	$918,938	$2,629,039	$1,584,415

Income per share of common stock (Basic)	$0.04	$0.03	$0.07	$0.05

Income per share of common stock (Diluted)	$0.04	$0.02	$0.06	$0.04

Weighted average number of common shares outstanding (Basic)	40,678,164	35,265,550	40,054,317	34,815,069

Weighted average number of common shares outstanding (Diluted)	45,384,891	42,841,293	44,375,950	42,694,375

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income applicable to common stock	$2,629,039	$1,584,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,034,363	2,078,298
Premium accrued on preferred stock	—	138,000
Provision for doubtful accounts	161,185	—
Deferred tax provision	1,112,309	—
(Increase) decrease in other assets	(654,113)	137,952
Increase in cash restricted for letter of credit and interest costs	(311,647)	(1,869)
Changes in current assets and current liabilities	(4,818,664)	(1,863,101)

Net cash provided by operating activities	152,472	2,073,695

Cash flows from investing activities:
Purchase of certificate of deposit	(1,000,000)	—
Purchases of land, buildings and equipment	(4,192,667)	(1,838,804)

Net cash used in investing activities	(5,192,667)	(1,838,804)

Cash flows from financing activities:
Proceeds from issuance of notes	9,103,225	700,000
Payments on notes	(3,859,961)	(1,295,126)
Increase in cash restricted for payment of long-term debt	(260,896)	(405,731)
Increase (decrease) in outstanding advances on factored receivables	(2,450,788)	650,246
Proceeds from exercise of stock options and warrants, net	3,637,164	618,569

Net cash provided by financing activities	6,168,744	267,958

Increase in cash and cash equivalents	1,128,549	502,849
Cash and cash equivalents, beginning of period	1,748,023	1,078,536

Cash and cash equivalents, end of period	$2,876,572	$1,581,385

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS.
Note 1: Unaudited Information.
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
Note 2: Description of the Company.
     Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures and markets composite building materials that are used in place of traditional wood products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors. Since our inception in 1989, we have sold over $412 million of products into the North American marketplace. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, and decking under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc®, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. We also operate a warehouse and reload complex in Lowell, Arkansas.
Note 3: Statements of Cash Flows.
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
     Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the six months ended June 30:

	2006	2005
	(unaudited)	(unaudited)

Receivables	$(2,812,633)	$(1,230,212)
Inventories	(2,571,576)	465,081
Prepaid expenses and other	402,044	523,185
Accounts payable — trade and related parties	(887,878)	(1,133,878)
Accrued income taxes	198,776	—
Accrued liabilities	852,603	(487,277)

	$(4,818,664)	$(1,863,101)

Cash paid for interest	$1,568,728	$1,069,848

Cash paid for income taxes	$102,224	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2006	2005
	(unaudited)	(unaudited)

Notes payable for financing of insurance policies	$1,513,539	$1,271,584
Accounts / notes payable for equipment	3,365,122	1,486,111
Accrued premium on preferred stock paid with Class A common stock	235,367	276,000
Note 4: Significant Accounting Policies.
Revenue Recognition Policy
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates and returns, which were $894,252 and $514,990 for the quarters ended June 30, 2006 and 2005, respectively, and $1,462,233 and $966,243 for the six months ended June 30, 2006 and 2005, respectively.
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
Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
	(unaudited)

Raw materials	$9,075,121	$6,541,443
Work in process	1,567,383	1,256,121
Finished goods	1,677,815	1,951,179

	$12,320,319	$9,748,743

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
Note 5: Income Taxes.
     The effective income tax rate for the quarter ended June 30, 2006 was 40%. This rate differs from the U.S. federal statutory rate of 34% due primarily to the accrual of state income taxes.
     No income tax provision was recorded for the three or six months ended June 30, 2005, due to the realization of previously unrecognized net operating loss carryforwards and the recording of a valuation allowance to the extent deferred tax assets exceeded deferred tax liabilities. The Company determined that its valuation allowance was no longer necessary as of December 31, 2005. Income tax expense does not represent actual cash paid for income taxes, as the Company is able to utilize its federal net operating loss carryforwards to offset its federal taxable income.

Note 6: Earnings Per Share.
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

	Three Months Ended June 30
	2006	2005

Net income applicable to common stock (A)	$1,723,097	$918,938

Assumed exercise of stock options and warrants	8,121,595	14,861,274
Application of assumed proceeds toward repurchase of stock at average market price	(3,414,868)	(7,285,531)

Net additional shares issuable	4,706,727	7,575,743

Adjustment of shares outstanding:
Weighted average common shares outstanding	40,678,164	35,265,550
Net additional shares issuable	4,706,727	7,575,743

Adjusted shares outstanding (B)	45,384,891	42,841,293

Net income per common share — Diluted (A) divided by (B)	$0.04	$0.02

Antidilutive and/or non-exercisable options	150,000	1,207,500
Antidilutive and/or non-exercisable warrants	—	1,021,269

	Six Months Ended June 30:
	2006	2005

	unaudited	unaudited
Net income applicable to common stock (A)	$2,629,039	$1,584,415

Assumed exercise of stock options and warrants	6,925,326	14,861,274
Application of assumed proceeds toward repurchase of stock at average market price	(2,603,693)	(6,981,968)

Net additional shares issuable	4,321,633	7,879,306

Adjustment of shares outstanding:
Weighted average common shares outstanding	40,054,317	34,815,069
Net additional shares issuable	4,321,633	7,879,306

Adjusted shares outstanding (B)	44,375,950	42,694,375

Net income per common share — Diluted (A) divided by (B)	$0.06	$0.04

Antidilutive and/or non-exercisable options	325,000	1,207,500
Antidilutive and/or non-exercisable warrants	1,021,269	1,021,269

     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarters and six months ended June 30, 2006 and 2005 as indicated in the tables above. Those options and warrants were antidilutive and/or not exercisable at June 30, 2006. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.
Note 7: Line of Credit.
     At the end of the first quarter of 2006, the Company entered into a new $15.0 million bank line of credit, replacing the factoring agreement with Brooks Investment Co. that was in use during 2005 and the first quarter of 2006. The line is a one year revolving credit facility maturing January 7, 2007, secured by the Company’s inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 9.25% at June 30, 2006. The maximum amount that may be drawn on the line at one time is the lesser of $15.0 million and the borrowing base, of which $3.3 million was available to borrow at June 30, 2006. The borrowing base is equal to the sum of approximately 85% of the Company’s accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. The revolving credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. Marjorie Brooks is paid a credit enhancement fee for providing a personal guarantee on the balance outstanding on the Liberty Bank line of credit. The fee is equal to the difference between the Company’s borrowing rate on its most recent unsecured fixed rate loan (currently 11.75%) and the borrowing rate on the line of credit (9.25% at June 30, 2006), multiplied by the outstanding balance on the line of credit. This fee is intended to also compensate Mrs. Brooks for her $4 million personal guarantee on the industrial revenue bonds.
Note 8: Commitments and Contingencies.
  Lloyd’s of London
     We have been sued by certain underwriters at Lloyd’s of London (“Lloyd’s”) in connection with a pending final settlement of our Junction, Texas fire claim. Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas initially claiming we had committed fraud in the submission of our claim for damages and seeking a court order declaring the Lloyd’s policy void from the inception. Following extensive discovery and depositions, Lloyd’s amended the lawsuit and dropped the allegations of fraud and their request for an order declaring the policy void and filed an amended claim alleging we did not rebuild the facility exactly as it had  existed prior to the March 2003 fire and also asking the court to decide what assets are part of the building and what assets are business property and to make certain declarations of coverage. The filing was unexpected by us because we cooperated fully with the claims underwriting process and believed that negotiations toward a final settlement of the claim were progressing.
     We believe the Lloyd’s lawsuit is without merit. We filed our initial counterclaim on January 24, 2005 denying all of Lloyd’s allegations and seeking immediate and full reimbursement for rebuilding of the Junction plant. The counterclaim was subsequently amended and we were seeking not only to recover at least $2.4 million in actual damages, including additional business disruption damages, but also punitive damages for acts of bad faith committed by Lloyd’s in their initial handling of the claim.
     The parties participated in an unsuccessful court-ordered mediation on March 13, 2006. A Summary Judgment hearing was conducted on June 27, 2006, following which the Court ruled our business disruption loss is limited to $1.0 million, which reduces our current claim to $1.5 million; however, the Court ordered we could present the Bad Faith claim we filed against Lloyd’s to the jury and if we are successful the jury can award punitive damages over and above the $1.5 million in actual damages. We have asked the Court to set a new trial date to resolve the remaining issues.

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
     AERT filed motions requesting the Judge to set aside the verdicts against AERT as not being supported by the law and facts, which the court denied on April 28, 2006. AERT will now appeal the jury verdicts to the Arkansas Court of Appeals. The appeal must be filed by October 16, 2006.
  Other Matters
     AERT is involved in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.
  Lease Commitment
     In February 2006, AERT entered into an operating lease contract whereby it has agreed to lease up to $3 million of equipment for seven years. Lease payments are expected to begin in the third quarter of 2006. Until that time, interim interest payments are being made on the amount of equipment subject to the lease that has been purchased by the leasing company, which totaled approximately $2.2 million at June 30, 2006. On July 26, 2006 the same leasing company provided a firm commitment to provide an additional $3 million for equipment leasing.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
  Executive Overview
     Net sales for the quarter ended June 30, 2006 increased 34.1% over the comparable period of 2005, to $28.1 million. The continued growth in our business is a result of our strategy to provide our customers with the best product and the best service at a competitive price. Sales growth in the second quarter 2006 was driven by strong sales of our ChoiceDek decking products and enabled by higher factory output versus second quarter 2005.
     We are currently experiencing softer customer demand from the OEM market segment, which primarily consists of customers who manufacture door and window components for new housing construction. We believe this is a reflection of an overall economic softening and new home construction slowdown resulting from increasing interest rates and economic uncertainties. According to the U.S. Census Bureau, single family housing starts in June were at a seasonally adjusted annual rate 5.3% below the revised May 2006 estimate and 11.0% below the rate seen in June 2005. Our efforts to expand our OEM business have previously been limited by production constraints and we believe the current slowdown and our increased capacity will give us the opportunity to expand our MoistureShield OEM component marketing efforts. We believe further increases can be achieved by a combination of increasing our customer base and broadening our product line.
     In the third and fourth quarters of 2006 we plan to take down several lines at our Springdale North extrusion facility for extended periods for refurbishing. We expect to have all production facilities at full production capacity by the end of 2006.

     Our gross profit margin improved to 30.2% in the second quarter 2006, up from 22.6% in the same period last year, but volatility in worldwide pricing of polyethylene – the largest component of our raw material costs — continues to present a challenge as we reach for higher and more stable margins. We believe energy and polyethylene prices will continue to be volatile until the world political environment regains a sense of stability. We are thus focused on further developing our capability to use types of polyethylene waste that are in abundant supply and low demand.
     To accomplish our long term goal of sourcing and using these low cost raw materials, we are developing plans for a new, state-of-the-art waste recovery facility near Watts, Oklahoma. Strategically located near major surface, rail, and barge transportation routes, and within an hour’s drive from our Springdale, Arkansas headquarters, the new facility will allow us to greatly reduce reliance on raw materials with unpredictable market prices and to help insulate us from the need to use expensive virgin polyethylene.
     Net income before taxes improved to 10.3% of net sales in the second quarter 2006 from 4.4% of net sales in the comparable period of 2005. Selling and administrative costs increased as we expanded our sales and customer service team. Interest expense was also higher versus the second quarter 2005.
     Our net profit margin improved to 6.1% for the second quarter 2006 from 4.4% in the second quarter 2005, despite taking a charge for income taxes in second quarter 2006. No income tax provision was recorded in the second quarter of last year due to the realization of previously unrecognized net operating loss carryforwards and the recording of a valuation allowance to the extent deferred tax assets exceeded deferred tax liabilities. The valuation allowance was eliminated in December 2005.
     For 2006 and beyond, we are focused on adding production capacity, improving manufacturing efficiencies, and developing new products. For example,
•	We are investing heavily in adding more in-house plastic recycling capacity and advanced recycling technologies.

•	We are continually focused on improving quality and providing more value in our products to more markets.

•	We are retrofitting and upgrading our existing Springdale North factory with the intent of achieving an additional 20% throughput or volume/efficiency improvement.

•	We plan to add a second extrusion line at our new Springdale South extrusion facility in the second quarter 2007. The facility will have four production lines when fully built out.

•	We are currently expanding and increasing the capacity of our Lowell plastic recycling facility.

•	We are continually evaluating, improving and implementing manufacturing efficiencies at all facilities.

•	We are increasing R&D and preparing to introduce several new products in 2007.

•	We continue to aggressively recruit new AERT associates for senior and middle management levels.

•	We continue to build brand recognition and our company’s reputation with the quality of our products and customer service.
Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     The following table sets forth selected information from our statements of operations.

Quarterly Comparison

	Three Months Ended June 30:
	2006	% Change	2005

Net sales	$28,105,770	34.1%	$20,954,211
Cost of goods sold	19,625,232	21.0%	16,219,585
% of net sales	69.8%	-7.6%	77.4%

Gross margin	8,480,538	79.1%	4,734,626
% of net sales	30.2%	7.6%	22.6%
Selling and administrative costs	4,935,881	50.1%	3,289,105
% of net sales	17.6%	1.9%	15.7%

Operating income	3,544,657	145.2%	1,445,521
% of net sales	12.6%	5.7%	6.9%
Net interest expense	(658,852)	44.0%	(457,583)

Income before accrued premium on preferred stock and income taxes	2,885,805	192.1%	987,938
% of net sales	10.3%	5.6%	4.7%
Accrued premium on preferred stock	—	-100.0%	(69,000)

Income before income taxes	2,885,805	214.0%	918,938
% of net sales	10.3%	5.9%	4.4%
Income tax provision	1,162,708	*	—

Net income applicable to common stock	$1,723,097	87.5%	$918,938
% of net sales	6.1%	1.7%	4.4%

*	Not meaningful as a percentage change
Net Sales
     Net sales for the quarter ended June 30, 2006 grew 34.1% compared to the second quarter of 2005, to $28.1 million. The average selling price of our products in second quarter 2006 was approximately 8.5% higher than for the second quarter 2005. Our factories ran at full capacity during the quarter. Strong sales of our ChoiceDek products required us to devote relatively more production capacity to that product line and less to our OEM and MoistureShield product lines compared to the second quarter of 2005. In conjunction with the additional production capacity now available from Springdale South, we are preparing for the fall 2006 introduction of our MoistureShield decking line to additional markets.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, declined to 69.8% for the quarter ended June 30, 2006 from 77.4% for the comparable period in 2005. Labor costs and manufacturing overhead were down, as a percent of sales, due to increased automation and efficiency initiatives. Our manufacturing improvement programs also resulted in higher output per manufacturing line in the second quarter 2006 versus second quarter 2005, thus reducing overhead costs as a percent of sales. Material costs, however, were up significantly due to higher costs of polyethylene scrap prices.
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

     Gross profit margin was 30.2% for second quarter 2006, up from 22.6% in second quarter 2005 as higher raw material costs were outweighed by the effects of efficiency gains and price increases.
Selling and Administrative Expenses
     Selling and administrative costs increased in second quarter 2006 compared to 2005. As a percentage of net sales, selling and administrative costs were 17.6% for second quarter 2006 compared to 15.7% in second quarter 2005. The categories of salaries and benefits, advertising and promotion, and travel and entertainment expenses accounted for most of the increase.
Net Income
     Income before income taxes was $2.9 million in the second quarter 2006, up 214% from pre-tax income of $919,000 in the second quarter 2005. Net income increased to $1.72 million for the quarter ended June 30, 2006 from $919,000 in the comparable period for 2005. Net income, as a percent of sales, grew to 6.1% in the second quarter 2006 compared to 4.4% in the second quarter 2005. Net income was positively impacted by the elimination of our preferred stock dividend payment and negatively impacted by the effect of income taxes, which did not apply in the second quarter 2005 (see Note 5 on Income Taxes).
     Continued profitable operations depends on, among other things, our ability to manage raw material costs, our ability to improve efficiency through technology, and our ability to grow our sales faster than our overhead expenses.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     The following table sets forth selected information from our statements of operations.

	Six Months Ended June 30:
	2006	% Change	2005

Net sales	$55,771,019	36.4%	$40,897,741
Cost of goods sold	41,336,165	29.8%	31,843,495
% of net sales	74.1%	-3.8%	77.9%

Gross margin	14,434,854	59.4%	9,054,246
% of net sales	25.9%	3.8%	22.1%
Selling and administrative costs	9,155,124	44.3%	6,344,758
% of net sales	16.4%	0.9%	15.5%

Operating income	5,279,730	94.9%	2,709,488
% of net sales	9.5%	2.9%	6.6%
Net interest expense	(1,231,382)	24.8%	(987,073)

Income before accrued premium on preferred stock and income taxes	4,048,348	135.0%	1,722,415
% of net sales	7.3%	3.1%	4.2%
Accrued premium on preferred stock	—	-100.0%	(138,000)

Income before income taxes	4,048,348	155.5%	1,584,415
% of net sales	7.3%	3.4%	3.9%
Income tax provision	1,419,309	*	—

Net income applicable to common stock	$2,629,039	65.9%	$1,584,415
% of net sales	4.7%	0.8%	3.9%

*	Not meaningful as a percentage change

Net Sales
     Net sales for the six months ended June 30, 2006 grew 36.4% compared to the first six months of 2005, to $55.7 million. The average selling price of our products in first half 2006 was approximately 8.5% higher than for the first half 2005.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, decreased to 74.1% for the six months ended June 30, 2006 from 77.9% for the comparable period in 2005. Labor costs and manufacturing overhead were lower, as a percent of sales, due to increased automation and efficiency initiatives. Our manufacturing improvement programs also resulted in higher output per manufacturing line in the first half 2006 versus first half 2005, thus reducing overhead costs as a percent of sales. Raw material costs, however, were up significantly due to higher costs of polyethylene scrap prices and our need to use a higher percentage of virgin resin in the first quarter of 2006. During the second quarter 2006, we were able to reduce usage of virgin resin to nominal quantities.
     Gross profit margin was 25.9% for the first six months of 2006, an improvement from 22.1% in first half of 2005 as higher raw material costs were outweighed by the effects of efficiency gains and price increases.
Selling and Administrative Expenses
     Selling and administrative costs increased in the first six months of 2006 compared to 2005 as a result of increases in sales, customer service, litigation, and corporate personnel expenses, along with general increases in corporate costs to manage our growing business. As a percentage of net sales, selling and administrative costs were 16.4% in the first half of 2006, up from 15.5% in the comparable period of 2005. The categories of salaries and benefits, professional fees, advertising and promotion, travel and entertainment, and commissions together comprised 77% of total selling and administrative expenses in the six month period. Professional fees included substantial legal expenses of approximately $290,000 (see Item 3. Legal Proceedings).
Net Income
     Income before income taxes was $4.05 million in the first six months of 2006, up 156% from pre-tax income of $1.58 million in the first half of 2005. Net income increased to $2.63 million for the six months ended June 30, 2006, up from $1.58 million in the comparable period for 2005, a 66% increase. Net income, as a percent of sales, was 4.7% in the first six months of 2006 compared to 3.9% in the comparable period of 2005. Net income was positively impacted by the elimination of our preferred stock dividend payment and negatively impacted by higher interest expense and the effect of income taxes, which did not apply in the first six months of 2005 (see Note 5 on Income Taxes).
     Continued profitable operations depends on, among other things, our ability to manage raw material costs, our ability to improve efficiency through technology, and to grow our sales faster than our overhead expenses.
Liquidity and Capital Resources
     At June 30, 2006, we had a working capital surplus of $2.2 million compared to a working capital deficit of $687,000 at December 31, 2005. Working capital included total current liabilities of approximately $25.4 million, of which $4.1 million was for accrued expenses, $11.8 million was in payables and $9.5 million was a combination of short-term notes payable and the current portion of long-term debt. The working capital deficit has been eliminated due to the exercise of stock warrants in the second quarter of 2006 and continued profitability. We spent approximately $2.5 million on capital expansion during the second quarter of 2006. Expenditures were primarily for construction at our Springdale South manufacturing site.

     Unrestricted cash increased approximately $1.1 million to $2.9 million at June 30, 2006 from December 31, 2005. Significant components of that increase were: (i) cash provided by operating activities of approximately $152,000, which consisted of the net income for the period of $2.6 million increased by depreciation and amortization of $2.0 million and decreased by other uses of cash of approximately $4.5 million; (ii) cash used in investing activities of $5.2 million; and (iii) cash provided by financing activities of approximately $6.2 million. Payments on notes during the period were $3.9 million, including approximately $750,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $9.1 million, which was comprised of $6.8 million received under our working capital line of credit and $2.3 million from Brooks Investment Company, which was paid in full during the period. At June 30, 2006, we had bonds and notes payable in the amount of $27.6 million, of which $9.5 million was current notes payable and the current portion of long-term debt.
     At the end of the first quarter of 2006, we entered into a new $15.0 million bank line of credit, replacing the factoring agreement with Brooks Investment Co. that was in use during 2005 and the first quarter of 2006. No amounts were borrowed under the line of credit until April 1, 2006. The line is a one year revolving credit facility maturing January 7, 2007, secured by our inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points. The maximum amount that may be drawn on the line at one time is the lesser of $15.0 million and the borrowing base, of which $3.3 million was available to borrow at June 30, 2006. The borrowing base is equal to the sum of approximately 85% of our accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. When the line of credit matures, the Company intends to seek a line of credit that does not require a personal guarantee. The revolving credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters (See Note 7: Line of Credit).
     In order to limit further shareholder dilution from outstanding warrants, options, and restricted stock programs, and to take advantage of periods when we believe the market may be undervaluing our shares, the Company’s board of directors has approved the repurchase of up to three million shares of stock. Funds for the repurchase program are anticipated to come from warrant and option exercises and cash flow, if available. The Company realized $3.35 million in June 2006 and could potentially realize approximately $830,000 in February 2007 and $2.5 million in November 2007 from the exercise of warrants. Potential proceeds from option exercises over the next twenty-four months are approximately $2 million. There is no assurance as to how many shares will actually be repurchased or when. At June 30, 2006, we had not repurchased any shares.
     We believe that funds generated from operations will be adequate for us to pay operating expenses and meet our fixed obligations for the balance of 2006 and into the future. Our capital improvement budget for the remainder of 2006 is currently estimated at $5 million, of which we believe we can finance half through long-term debt and operating leases; the balance of required funds must come from cash flow. We have a commitment for up to $3 million of long term equipment lease financing from LaSalle National Leasing Corporation. The Adair County Oklahoma Economic Development Authority recently approved the issuance of tax-exempt industrial development bonds to finance the construction of our proposed new waste recycling facility and we are in discussions with other Oklahoma economic development jurisdictions regarding other forms of financial support. There is no assurance, however, that such funding will materialize and we may have to fund a large portion of the project costs from cash flow. If we are unable to complete our 2006 capital expansion program as planned, it could affect our ability to grow sales and profit margins in 2006 and future years.
     We proceeded with reconstruction of the fire-damaged Junction, Texas facility despite a dispute with our third tier insurance carrier, Lloyd’s of London, and have been required to invest $1.4 million from cash flow. This has negatively impacted the Company. We seek to recover actual damages in the amount of at least $1.5 million plus attorney and court fees and punitive damages for acts of bad faith committed by Lloyd’s (see Legal Proceedings).
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

     We were not in compliance with the accounts payable covenant as of June 30, 2006. The bond trustee waived this covenant as of December 31, 2005 through, and including, December 31, 2006.

Bonds payable and Allstate Notes Payable Debt Covenants	June 30, 2006	Compliance

Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	3.97	Yes
Current ratio of not less than 1.00 to 1.00	1.09	Yes
Not more than 10% of accounts payable in excess of 75 days past invoice date	19.2%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.2%	Yes
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     We have no material exposures relating to our long-term debt, as most of our long-term debt bears interest at fixed rates. We depend on the market for favorable long-term mortgage rates to help generate sales of our product for use in the residential construction industry. Should mortgage rates increase substantially, our business could be impacted by a reduction in the residential construction industry. Important raw materials that we purchase are recycled plastic and wood fiber, which are subject to price fluctuations. We attempt to limit the impact of price increases on these materials by negotiating with each supplier on a term basis.
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
Item 4. Controls and Procedures.
     Each of our co-chief executive officers, Joe G. Brooks and Stephen W. Brooks and our chief financial officer, Robert A. Thayer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of June 30, 2006 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, these executive officers have concluded that, as of June 30, 2006, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. During the quarter ended June 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings
 Lloyd’s of London
     We have been sued by certain underwriters at Lloyd’s of London (“Lloyd’s”) in connection with a pending final settlement of our Junction, Texas fire claim. Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas initially claiming we had committed fraud in the submission of our claim for damages and seeking a court order declaring the Lloyd’s policy void from the inception. Following extensive discovery and depositions, Lloyd’s amended the lawsuit and dropped the allegations of fraud and their request for an order declaring the policy void and filed an amended claim alleging we did not rebuild the facility exactly as it had existed prior to the March 2003 fire and also asking the court to decide what assets are part of the building and what assets are business property and to make certain declarations of coverage. The filing was unexpected by us because we cooperated fully with the claims underwriting process and believed that negotiations toward a final settlement of the claim were progressing.
     We believe the Lloyd’s lawsuit is without merit. We filed our initial counterclaim on January 24, 2005 denying all of Lloyd’s allegations and seeking immediate and full reimbursement for rebuilding of the Junction plant. The counterclaim was subsequently amended and we were seeking not only to recover at least $2.4 million in actual damages, including additional business disruption damages, but also punitive damages for acts of bad faith committed by Lloyd’s in their initial handling of the claim.
     The parties participated in an unsuccessful court-ordered mediation on March 13, 2006. A Summary Judgment hearing was conducted on June 27, 2006, following which the Court ruled our business disruption loss is limited to $1.0 million, which reduces our current claim to $1.5 million; however, the Court ordered we could present the Bad Faith claim we filed against Lloyd’s to the jury and if we are successful the jury can award punitive damages over and above the $1.5 million in actual damages. We have asked the Court to set a new trial date to resolve the remaining issues.
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
     AERT filed motions requesting the Judge to set aside the verdicts against AERT as not being supported by the law and facts, which the court denied on April 28, 2006. AERT will now appeal the jury verdicts to the Arkansas Court of Appeals. The appeal must be filed by October 16, 2006.
 Other Matters
     AERT is involved in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.
Item 1A. Risk Factors.
     There were no material changes in the Company’s risk factors in the second quarter of 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
     On June 8, 2006, we issued an aggregate of 3,974,080 shares of our Class A common stock to Majorie S. Brooks upon the exercise of Class F and Class G warrants with exercise prices of $0.61 and $0.92 for each class, respectively. We believe, due to her position as a director of our company and the isolated nature of the transaction, that the issuance and sale of the shares of Class A common stock underlying such warrants was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our 2006 annual meeting of stockholders on June 8, 2006. The following matters proposed by the board of directors were voted upon at that meeting.
     Proposal 1: The stockholders approved the proposal to elect to the board of directors each of the nominees listed below.

Nominees	Votes For	Votes Withheld

Joe G. Brooks	40,944,975	224,915
Marjorie S. Brooks	40,844,813	325,077
Stephen W. Brooks	40,944,115	225,775
Jerry B. Burkett	40,950,028	219,862
Edward P. Carda	40,951,728	218,162
Melinda Davis	40,959,728	210,162
Tim W. Kizer	40,921,643	248,247
Samuel L. Milbank	40,953,658	216,232
Sal Miwa	40,949,228	220,662
Jim Robason	40,903,543	266,347
Michael M. Tull	40,933,328	236,562
     Proposal 2: The stockholders approved the proposal to ratify the appointment of the independent registered public accounting firm of Tullius Taylor Sartain & Sartain.

For	Against	Abstain

41,003,989	53,496	112,404
Item 6. Exhibits.
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
RECYCLING TECHNOLOGIES, INC.

By: /s/ JOE G. BROOKS

Joe G. Brooks,
Chairman, Co-Chief Executive Officer and President

/s/ STEPHEN W. BROOKS

Stephen W. Brooks,
Vice Chairman and Co-Chief Executive Officer

/s/ ROBERT A. THAYER

Robert A. Thayer,
Senior Vice President and Chief Financial Officer
Date: August 11, 2006

Index to Exhibits

Exhibit
Number	Description
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman, co-chief executive officer and president.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s vice chairman and co-chief executive officer.

31.3	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s senior vice-president and chief financial officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman, co-chief executive officer and president.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s vice chairman and co-chief executive officer.

32.3	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s senior vice-president and chief financial officer.