Form 10-Q
period 2006-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2006-11-14
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: ☑ NO: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2006, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 42,382,865 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets, September 30, 2006 (unaudited) and December 31, 2005.	1-2

	Statements of Operations (unaudited) Three and Nine Months Ended September 30, 2006 and 2005.	3

	Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2006 and 2005.	4

	Notes to Financial Statements.	5-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10-15

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	15

Item 4.	Controls and Procedures.	15

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 6.	Exhibits.	17

Signatures		18

Index to Exhibits		19
Certification Per Section 302
Certification Per Section 302
Certification Per Section 302
Certification Per Section 906
Certification Per Section 906
Certification Per Section 906

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
ASSETS

	September 30,	December 31,
	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$954,206	$1,748,023
Restricted cash	1,568,464	668,344
Certificate of deposit	1,013,596	—
Trade accounts receivable, net of allowance of $582,004 at September 30, 2006 and $420,319 at December 31, 2005	3,583,969	2,993,701
Inventories	15,978,958	9,748,743
Prepaid expenses	1,386,660	706,301
Deferred tax assets	2,619,213	2,036,962

Total current assets	27,105,066	17,902,074

Land, buildings and equipment:
Land	1,988,638	1,986,033
Buildings and leasehold improvements	5,882,570	5,717,054
Machinery and equipment	38,168,261	35,647,614
Transportation equipment	1,243,556	970,204
Office equipment	801,231	770,803
Construction in progress	15,503,078	8,997,223

	63,587,334	54,088,931
Less accumulated depreciation	25,891,520	23,002,809

Net land, buildings, and equipment	37,695,814	31,086,122

Other assets:
Deferred tax asset	1,034,566	2,597,920
Debt issuance costs, net of accumulated amortization of $725,179 at September 30, 2006 and $549,256 at December 31, 2005	2,879,743	3,055,666
Debt service reserve fund	2,040,000	2,110,881
Other assets, net of accumulated amortization of $385,593 at September 30, 2006 and $364,163 at December 31, 2005	1,122,757	200,010

Total other assets	7,077,066	7,964,477

Total assets	$71,877,946	$56,952,673

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005
	(unaudited)
Current liabilities:
Accounts payable — trade	$11,975,952	$10,508,451
Accounts payable — related parties	521,487	3,006,306
Current maturities of long-term debt	1,586,875	938,704
Litigation loss payable	655,769	655,769
Other accrued liabilities	2,964,884	2,263,502
Income taxes payable	284,976	117,200
Notes payable — related parties	—	746,775
Working capital line of credit	7,650,000	—
Notes payable — other	857,213	352,406

Total current liabilities	26,497,156	18,589,113

Long-term debt, less current maturities	17,908,887	17,010,889

Accrued premium on convertible preferred stock	—	235,367

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.01 par value; 75,000,000 shares authorized; 42,382,865 and 37,651,369 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	423,829	376,514
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding at September 30, 2006 and December 31, 2005	14,655	14,655
Warrants outstanding; 4,889,465 at September 30, 2006 and 9,176,242 at December 31, 2005	2,669,827	4,489,419
Additional paid-in capital	37,143,795	31,340,363
Accumulated deficit	(12,780,203)	(15,103,647)

Total stockholders’ equity	27,471,903	21,117,304

Total liabilities and stockholders’ equity	$71,877,946	$56,952,673

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$20,800,859	$23,099,857	$76,571,878	$63,997,598
Cost of goods sold	16,668,549	16,833,583	58,004,714	48,677,078

Gross margin	4,132,310	6,266,274	18,567,164	15,320,520

Selling and administrative costs	3,933,079	3,993,730	13,088,203	10,338,488

Operating income	199,231	2,272,544	5,478,961	4,982,032

Net interest expense	(667,032)	(551,599)	(1,898,414)	(1,538,672)

Income (loss) before accrued premium on preferred stock and income tax	(467,801)	1,720,945	3,580,547	3,443,360
Accrued premium on preferred stock	—	(69,000)	—	(207,000)

Income (loss) before income tax	(467,801)	1,651,945	3,580,547	3,236,360
Income tax provision (benefit)	(162,206)	—	1,257,103	—

Net income (loss) applicable to common stock	$(305,595)	$1,651,945	$2,323,444	$3,236,360

Income (loss) per share of common stock (Basic)	$(0.01)	$0.05	$0.06	$0.09

Income (loss) per share of common stock (Diluted)	$(0.01)	$0.04	$0.05	$0.08

Weighted average number of common shares outstanding (Basic)	43,811,404	35,839,655	41,320,442	35,160,351

Weighted average number of common shares outstanding (Diluted)	43,811,404	42,653,792	45,730,951	42,283,336

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income applicable to common stock	$2,323,444	$3,236,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,013,855	3,130,502
Premium accrued on preferred stock	—	207,000
Provision for returns	161,685	194,665
Deferred tax provision	981,103	—
(Increase) decrease in other assets	(697,372)	166,869
Increase in cash restricted for letter of credit and interest costs	(298,754)	(229,971)
Changes in current assets and current liabilities	(5,417,997)	(1,351,933)

Net cash provided by operating activities	65,964	5,353,492

Cash flows from investing activities:
Purchase of certificate of deposit	(1,000,000)	—
Purchases of land, buildings and equipment	(6,100,881)	(4,105,679)

Net cash used in investing activities	(7,100,881)	(4,105,679)

Cash flows from financing activities:
Proceeds from issuance of notes	10,153,225	700,000
Payments on notes	(4,552,047)	(2,161,886)
Increase in cash restricted for payment of long-term debt	(601,366)	(637,654)
Increase (decrease) in outstanding advances on factored receivables	(2,450,788)	975,732
Proceeds from exercise of stock options and warrants, net	3,692,076	735,879

Net cash provided by (used in) financing activities	6,241,100	(387,929)

Increase (decrease) in cash and cash equivalents	(793,817)	859,884

Cash and cash equivalents, beginning of period	1,748,023	1,078,536

Cash and cash equivalents, end of period	$954,206	$1,938,420

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
Note 2: Description of the Company.
     Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, which have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors. Since our inception in 1989, we have sold over $433 million of products into the North American marketplace. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, and decking under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc®, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. We also operate a warehouse and reload complex in Lowell, Arkansas.
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
     Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the nine months ended September 30:

	2006	2005
	(unaudited)	(unaudited)

Receivables	$(751,953)	$(1,316,746)
Inventories	(6,230,215)	(868,766)
Prepaid expenses and other	819,582	851,468
Accounts payable — trade and related parties	(124,569)	(113,956)
Accrued income taxes	167,776	—
Accrued liabilities	701,382	96,067

	$(5,417,997)	$(1,351,933)

Cash paid for interest	$1,892,848	$1,370,689

Cash paid for income taxes	$102,224	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2006	2005
	(unaudited)	(unaudited)

Notes payable for financing of insurance policies	$1,513,539	$1,271,584
Accounts / notes payable for equipment	3,397,523	1,672,506
Accrued premium on preferred stock paid with Class A common stock	235,367	276,000
Interest paid with Class A common stock	—	120,000
Note 4: Significant Accounting Policies.
Revenue Recognition Policy
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates, and returns, which were $556,543 and $694,546 for the quarters ended September 30, 2006 and 2005, respectively, and $2,018,776 and $1,660,789 for the nine months ended September 30, 2006 and 2005, respectively.
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
Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	September 30,	December 31,
	2006	2005
	(unaudited)

Raw materials	$7,636,643	$6,541,443
Work in process	4,540,894	1,256,121
Finished goods	3,801,421	1,951,179

	$15,978,958	$9,748,743

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
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements and related disclosures.
Note 5: Income Taxes.
     The effective income tax rate for the quarter ended September 30, 2006 was 35%. This rate differs from the U.S. federal statutory rate of 34% due primarily to the accrual of state income taxes.
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
Note 6: Earnings Per Share.
     The Company calculates and discloses earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.
     In computing Diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. Therefore, basic and diluted EPS are calculated in the same manner for the quarter ended September 30, 2006, as there was a loss from continuing operations for that period.

	Three Months Ended September 30
	2006	2005
	(unaudited)	(unaudited)

Net income (loss) applicable to common stock (A)	$(305,595)	$1,651,945

Assumed exercise of stock options and warrants	—	14,020,603
Application of assumed proceeds toward repurchase of stock at average market price	—	(7,206,466)

Net additional shares issuable	—	6,814,137

Adjustment of shares outstanding:
Weighted average common shares outstanding	43,811,404	35,839,655
Net additional shares issuable	—	6,814,137

Adjusted shares outstanding (B)	43,811,404	42,653,792

Net income (loss) per common share — Diluted (A) divided by (B)	$(0.01)	$0.04

Antidilutive and/or non-exercisable options	3,297,130	832,500
Antidilutive and/or non-exercisable warrants	4,889,465	1,021,269

	Nine Months Ended September 30:
	2006	2005
	(unaudited)	(unaudited)

Net income applicable to common stock (A)	$2,323,444	$3,236,360

Assumed exercise of stock options and warrants	6,840,326	14,020,603
Application of assumed proceeds toward repurchase of stock at average market price	(2,429,817)	(6,897,618)

Net additional shares issuable	4,410,509	7,122,985

Adjustment of shares outstanding:
Weighted average common shares outstanding	41,320,442	35,160,351
Net additional shares issuable	4,410,509	7,122,985

Adjusted shares outstanding (B)	45,730,951	42,283,336

Net income per common share — Diluted (A) divided by (B)	$0.05	$0.08

Antidilutive and/or non-exercisable options	325,000	832,500
Antidilutive and/or non-exercisable warrants	1,021,269	1,021,269
     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarters and nine months ended September 30, 2006 and 2005 as indicated in the tables above. Those options and warrants were antidilutive and/or not exercisable at September 30, 2006. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

Note 7: Debt.
     At the end of the first quarter of 2006, the Company entered into a new $15.0 million bank line of credit, replacing the factoring agreement with Brooks Investment Co. that was in use during 2005 and the first quarter of 2006. The line is a one year revolving credit facility maturing January 7, 2007, secured by the Company’s inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 9.25% at September 30, 2006. The maximum amount that may be drawn on the line at one time is the lesser of $15.0 million and the borrowing base, of which $3.5 million was available to borrow at September 30, 2006. The borrowing base is equal to the sum of approximately 85% of the Company’s accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. The revolving credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. Marjorie S. Brooks is paid a credit enhancement fee for providing a personal guarantee on the balance outstanding on the Liberty Bank line of credit. The fee is equal to the difference between the Company’s unsecured borrowing rate on its most recent unsecured fixed rate loan (currently 11.75%) and the borrowing rate on the line of credit (9.25% at September 30, 2006), multiplied by the outstanding balance on the line of credit. This fee is intended to also compensate Mrs. Brooks for her $4 million personal guarantee on the industrial revenue bonds.
     During the first five months of 2006, the Company received approximately $1.5 million to complete its draws on an equipment loan originated in 2005. The loan bears interest at LIBOR plus 3.1% (8.42% at September 30, 2006), and matures May 1, 2009. The loan is secured by equipment purchased with proceeds from the loan.
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
     The parties participated in an unsuccessful court-ordered mediation on March 13, 2006. A Summary Judgment hearing was conducted on June 27, 2006, following which the Court ruled our business disruption loss is limited to $1.0 million, which reduces our current claim to $1.5 million; however, the Court ordered we could present the Bad Faith claim we filed against Lloyd’s to the jury and if we are successful the jury can award punitive damages over and above the $1.5 million in actual damages. Trial has been set for August 6, 2007.
Advanced Control Solutions
     On March 3, 2006, a Benton County Circuit Court jury found AERT liable for $655,769 in damages to Advanced Control Solutions (“ACS”) for future business opportunities that ACS alleges it lost when AERT discontinued using ACS programming and electrical contractor services and for missing equipment. The jury found that AERT also interfered with certain non-compete provisions of an employment agreement between ACS and an employee by hiring the employee after he had been terminated by ACS in December 2003. The jury also awarded AERT judgment against ACS for approximately $45,000 for ACS’s failure to complete a programming contract. AERT has begun the appeal process at the Arkansas Supreme Court of Appeals. The Court has granted AERT until January 5, 2007 to file arguments.

Other Matters
     From time to time, AERT may become involved in other litigation arising from the normal course of business. At this time, there is no known or threatened litigation that would materially impact the Company’s results of operations or financial condition.
Lease Commitment
     In February 2006, AERT entered into an operating lease contract whereby it has agreed to lease up to $3 million of equipment for seven years. In July 2006 the amount of the lease line was increased to $6 million. Lease payments are expected to begin in the fourth quarter of 2006. Until that time, interim interest payments are being made on the amount of equipment subject to the lease that has been purchased by the leasing company, which totaled approximately $2.6 million at September 30, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Overview
     Net sales for our third quarter ended September 30, 2006 decreased 10% versus the comparable period of 2005, to $20.8 million. The decline in sales in the third quarter resulted from delays in the startup of our new Springdale South extrusion plant, refurbishing activity at our Springdale North and Lowell plants, and lower demand for OEM products resulting from slowing activity in the new home construction industry.
     We expect sales in the fourth quarter 2006 to be somewhat lower than fourth quarter 2005 sales. In addition to continued softness in demand for OEM products, we believe that sales of decking products at the retail level are slowing as a result of weakness in the building materials industry and consumer concerns about the economy. With an increasing number of composite decking products on the market, dealers and distributors are becoming selective about buying inventory in the off-season and delayed billing and extended terms are becoming commonplace as incentives to buy. Inventory accumulated in the distribution system prior to the somewhat abrupt third quarter slowdown in end-user sales could dampen sales through the first quarter of 2007, as well.
     Despite the current macro-economic slowdown, management believes that entering 2007 AERT’s field history and track record of customer service and support is becoming a significant competitive advantage. Many competitive decking product manufacturers have experienced quality and service issues over the last several years, especially with color and consistency. With the current dealer and distributor unrest over these quality and service issues, we believe the timing is right for AERT to begin a new product program to increase market share. The initial phase of this program began during the third quarter and will run through the first half of next year. Although AERT is now well-postioned in the home improvement warehouse sector through its Weyerhaeuser ChoiceDek program at Lowe's, management believes that to-date we have only been competing in less than 20% of the national composite decking market, but that we are now well-postioned to enter the larger sectors of the market that include lumber dealers and contractor yards. We also intend to expand production, product selection and variety for the ChoiceDek program in 2007, but our main focus for next year is to increase market share and diversify our customer base.
     With our focus on conservation and utilization of recycled materials, we believe we can supply superior quality products at competitive prices that will sustain our positive track record of satisfied customers and repeat sales. The amount of sales increases that we can achieve, if any, during what many perceive as a slow period will depend on our ability to introduce additional products and solutions into the market as well as increase our MoistureShield decking distributor and dealer base, which will come primarily at the expense of our competitors.
     Our gross profit margin for the third quarter 2006 dropped to 19.9% compared to 27.1% in the comparable period last year. The reduction was primarily the result of transition and construction delays causing volume reductions and lower overhead absorption. Raw material costs have stabilized and we believe that polyethylene costs will be lower over the next year versus the last year. We believe energy and polyethylene prices will continue to be volatile until the world political environment regains a sense of stability and so we continue to be focused on further developing our capability to use types of polyethylene waste that are in abundant supply and low demand.
     To accomplish our long term goal of sourcing and using these low cost raw materials, we are upgrading our Lowell recycling mill, building an advanced plastic analysis lab, and developing plans for a new, state-of-the-art waste recovery facility in Oklahoma. Strategically located near major surface, rail, and barge transportation routes, and within an hour’s drive from our Springdale, Arkansas headquarters, the new facility will allow us to greatly reduce reliance on raw materials with unpredictable market prices and will help insulate us from the need to use expensive virgin polyethylene. The proposed facility is currently in the early permitting stage and the start of construction will depend on, among other things, receipt of regulatory approvals and a visible recovery of the current downturn in the building supplies industry.

     We are currently in negotiations with Weyerhaeuser regarding extending and amending the 2004 ChoiceDek sales contract beyond December 31, 2007, at which time the current agreement expires. Our sales agreement with Weyerhaeuser, first signed in 1995, was amended or modified in 1998, 2001, and 2004. We are currently working with Weyerhaeuser on an amended arrangement that will increase and expand the ChoiceDek product offerings for Lowe’s during 2007 and beyond. Although it is the intent of all parties to renew the ChoiceDek agreement, there can be no assurance that a revised agreement will be equally or more beneficial to the Company than the current version.
     We believe that funds generated from operations will be adequate for us to pay operating expenses and meet our fixed obligations for the balance of 2006 and into the future, assuming a refinancing of our $7.65 million working capital line of credit, currently maturing in January 2007. A prolonged period of reduced sales resulting from weakness in the building products industry or otherwise, however, could require us to cut back or curtail activity including at our Alexandria and Junction facilities and/or seek additional funding in the form of debt or equity. There is no assurance that we would be successful in securing additional capital if required.
Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     The following table sets forth selected information from our statements of operations.
Quarterly Comparison

	Three Months Ended September 30:
	2006	% Change	2005

Net sales	$20,800,859	-10.0%	$23,099,857
Cost of goods sold	16,668,549	-1.0%	16,833,583
% of net sales	80.1%	7.2%	72.9%

Gross margin	4,132,310	-34.1%	6,266,274
% of net sales	19.9%	-7.2%	27.1%
Selling and administrative costs	3,933,079	-1.5%	3,993,730
% of net sales	18.9%	1.6%	17.3%

Operating income	199,231	-91.2%	2,272,544
% of net sales	1.0%	-8.8%	9.8%
Net interest expense	(667,032)	20.9%	(551,599)

Income (loss) before accrued premium on preferred stock and income tax	(467,801)	*	1,720,945
% of net sales	-2.2%	-9.7%	7.5%
Accrued premium on preferred stock	—	-100%	(69,000)

Income before income taxes	(467,801)	*	1,651,945
% of net sales	-2.2%	-9.4%	7.2%
Income tax provision	(162,206)	*	—

Net income applicable to common stock	$(305,595)	*	$1,651,945
% of net sales	-1.5%	-8.7%	7.2%

*	Not meaningful as a percentage change
Net Sales
     Net sales for the quarter ended September 30, 2006 declined 10% compared to the third quarter of 2005, to $20.8 million. The average selling price of our products in third quarter 2006 was approximately 8.5% higher than for the third quarter 2005. Our factories ran at less than full capacity during the quarter due to delays starting up Springdale South and other capital improvement projects and a slowdown of orders for our OEM products.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, increased to 80.1% for the quarter ended September 30, 2006 from 72.9% for the comparable period in 2005. Labor costs and manufacturing overhead were up, as a percent of sales, due to lower capacity usage. Material costs, as a percent of sales, were up slightly due to higher costs of polyethylene scrap.
     Raw material costs have stabilized, though our primary strategy for managing raw material costs continues to be expansion of our internal plastic processing capacity and seeking new sources of lower cost waste plastic materials. We are also focused on improving material handling techniques and efficiencies to further reduce manufacturing waste. Volatility of raw material prices continues to be one of our greatest challenges and resumed upward price movement of our raw material costs would have an adverse effect on future profitability.
     Gross profit margin was 19.9% for third quarter 2006, down from 27.1% in third quarter 2005 as lower overhead absorption and higher raw material costs outweighed the effects of efficiency gains and price increases.
Selling and Administrative Expenses
     In dollar terms, selling and administrative costs were about the same in the third quarter 2006 as in third quarter 2005. As a percentage of net sales, however, selling and administrative costs rose to 18.9% for third quarter 2006 compared to 17.3% in third quarter 2005 due to lower sales.
Net Loss
     Our net loss before income taxes was $468,000 in the third quarter 2006, compared to net income before taxes and preferred dividends of $1.72 million in the third quarter 2005. The net loss after taxes was $306,000 for the third quarter this year, compared to net income of $1.65 million for the third quarter last year. Income taxes did not apply in the third quarter 2005 (See Note 5: Income Taxes).
     Future profitable operations depends on, among other things, our ability to manage raw material and operating costs, our ability to improve efficiency through technology, and our ability to grow our sales faster than our overhead expenses.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     The following table sets forth selected information from our statements of operations.

	Nine Months Ended September 30:
	2006	% Change	2005

Net sales	$76,571,878	19.6%	$63,997,598
Cost of goods sold	58,004,714	19.2%	48,677,078
% of net sales	75.8%	-0.3%	76.1%

Gross margin	18,567,164	21.2%	15,320,520
% of net sales	24.2%	0.3%	23.9%
Selling and administrative costs	13,088,203	26.6%	10,338,488
% of net sales	17.1%	0.9%	16.2%

Operating income	5,478,961	10.0%	4,982,032
% of net sales	7.2%	-0.6%	7.8%
Net interest expense	(1,898,414)	23.4%	(1,538,672)

Income before accrued premium on preferred stock and income taxes	3,580,547	4.0%	3,443,360
% of net sales	4.7%	-0.7%	5.4%
Accrued premium on preferred stock	—	-100%	(207,000)

Income before income taxes	3,580,547	10.6%	3,236,360
% of net sales	4.7%	-0.4%	5.1%
Income tax provision	1,257,103	*	—

Net income applicable to common stock	$2,323,444	-28.2%	$3,236,360
% of net sales	3.0%	-2.1%	5.1%

*	Not meaningful as a percentage change

Net Sales
     Net sales for the nine months ended September 30, 2006 grew 19.6% compared to the first nine months of 2005, to $76.6 million. The average selling price of our products in the first nine months of 2006 was approximately 8% higher than for the first nine months of 2005.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, was slightly lower in the first nine months of 2006 at 75.8%, compared to 76.1% for the comparable period in 2005. Labor costs and manufacturing overhead were lower, as a percent of sales, due to increased automation and efficiency initiatives. Our manufacturing improvement programs also resulted in higher output per manufacturing line during the first nine months of 2006 versus the first nine months of 2005, thus reducing overhead costs as a percent of sales. Raw material costs, however, were up significantly due to higher costs of polyethylene scrap prices and our need to use a higher percentage of virgin resin in the first quarter of 2006. During the third quarter 2006, our use of virgin resin was nominal. Gross margin was up slightly to 24.2% during the first nine months of 2006 from 23.9% in the first nine months of 2005.
Selling and Administrative Expenses
     Selling and administrative costs increased in the first nine months of 2006 compared to 2005 as a result of increases in sales, customer service, litigation, and corporate personnel expenses, along with general increases in corporate costs to manage our growing business. As a percentage of net sales, selling and administrative costs were 17.1% in the first nine months of 2006, up from 16.2% in the comparable period of 2005. The categories of salaries and benefits, professional fees, advertising and promotion, travel and entertainment, and commissions together comprised 76.3% of total selling and administrative expenses in the recent nine month period.
Net Income
     Income before our accrued dividend and income taxes was $3.58 million in the first nine months of 2006, up 4% versus the comparable period of 2005 at $3.44 million. Net income decreased to $2.3 million for the nine months ended September 30, 2006 from $3.2 million in the comparable period for 2005. Net income, as a percent of sales, was 3.0% in the first nine months of 2006 compared to 5.1% in the comparable period of 2005. Net income was positively impacted by the elimination of our preferred stock dividend payment and negatively impacted by higher interest expense and the effect of income taxes, which did not apply in the first nine months of 2005 (See Note 5: Income Taxes).
     Future profitable operations depends on, among other things, our ability to manage raw material and operating costs, our ability to improve efficiency through technology, and our ability to grow our sales faster than our overhead expenses.
Liquidity and Capital Resources
     At September 30, 2006, we had a working capital surplus of $607,910 compared to a working capital deficit of $687,039 at December 31, 2005. Working capital included total current liabilities of approximately $26.5 million, of which $3.9 million was for accrued expenses, $12.5 million was in payables and $10.1 million was a combination of short-term notes payable and the current portion of long-term debt. The working capital deficit has been eliminated due to the exercise of stock warrants in the second quarter of 2006 and our profitability in the first and second quarters of 2006. We spent approximately $1.9 million on capital expansion during the third quarter of 2006. Expenditures were primarily for construction at our Springdale South manufacturing site and additional equipment at our Lowell plastic processing facility.
     Unrestricted cash decreased $793,817 to $954,206 at September 30, 2006 from December 31, 2005. Significant components of that decrease were: (i) cash provided by operating activities of $65,964, which consisted of the net income for the period of $2,323,444 increased by depreciation and amortization of $3,013,855 and decreased by other uses of cash of approximately $5,271,335; (ii) cash used in investing activities of $7,100,881; and (iii) cash provided by financing activities of approximately $6,241,100. Payments on notes during the period were $4,552,047, including approximately $3,050,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $10,153,225, which was comprised of $7,850,000 received under our working capital line of credit and $2.3 million from Brooks Investment Company. The amounts received from Brooks Investment Company were paid in full during the period. At September 30, 2006, we had bonds and notes payable in the amount of $28,002,975, of which $10,094,088 was current notes payable and the current portion of long-term debt.

     At the end of the first quarter of 2006, we entered into a new $15.0 million bank line of credit, replacing the factoring agreement with Brooks Investment Co. that was in use during 2005 and the first quarter of 2006. No amounts were borrowed under the line of credit until April 1, 2006. The line is a one year revolving credit facility maturing January 7, 2007, secured by our inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 9.25% at September 30, 2006. The maximum amount that may be drawn on the line at one time is the lesser of $15.0 million and the borrowing base, of which $3.5 million was available to borrow at September 30, 2006. The borrowing base is equal to the sum of approximately 85% of our accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. When the line of credit matures, the Company intends to seek a line of credit that does not require a personal guarantee. The revolving credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters (See Note 7: Line of Credit). There is no assurance that Liberty Bank will renew our working capital line of credit on January 7, 2007.
     We believe that funds generated from operations will be adequate for us to pay operating expenses and meet our fixed obligations for the balance of 2006 and into the future, assuming a refinancing of our working capital line of credit. A prolonged period of reduced sales resulting from weakness in the building products industry or otherwise, however, could require us slow or close production at some of our facilities and/or to seek additional funding in the form of debt or equity. There is no assurance that we would be successful in securing additional capital if required.
     In order to limit further shareholder dilution from outstanding warrants, options, and restricted stock programs, and to take advantage of periods when we believe the market may be undervaluing our shares, the Company’s board of directors has approved the repurchase of up to three million shares of stock. Funds for the repurchase program are anticipated to come from warrant and option exercises and cash flow, if available. The Company realized $3.35 million in June 2006 and could potentially realize approximately $830,000 in February 2007 and $2.5 million in November 2007 from the exercise of warrants, assuming such warrants are exercised prior to expiration. Potential proceeds from option exercises over the next twenty-four months are approximately $2 million. There is no assurance as to how many shares will actually be repurchased or when. At September 30, 2006, we had not repurchased any shares.
     Our capital improvement budget for the remainder of 2006 is currently estimated at $2 million, of which we believe we can finance half through long-term debt and operating leases; the balance of required funds must come from cash flow. The Adair County Oklahoma Economic Development Authority recently approved the issuance of tax-exempt industrial development bonds to finance the construction of our proposed new waste recycling facility and we are in discussions with other Oklahoma economic development jurisdictions regarding other forms of financial support. There is no assurance, however, that such funding will materialize and we may have to fund a large portion of the project costs from cash flow. If we are unable to complete our 2006 capital expansion program as planned, it could affect our ability to grow sales and profit margins in 2006 and future years.
     We proceeded with reconstruction of the fire-damaged Junction, Texas facility despite a dispute with our third tier insurance carrier, Lloyd’s of London, and have been required to invest $1.4 million from cash flow. This has negatively impacted the Company. We seek to recover actual damages in the amount of at least $1.5 million plus attorney and court fees and punitive damages for acts of bad faith committed by Lloyd’s (See Item 1. Legal Proceedings).
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
     We were not in compliance with the accounts payable covenant as of September 30, 2006. The bond trustee waived this covenant as of December 31, 2005 through, and including, December 31, 2006.

Bonds payable and Allstate Notes Payable Debt Covenants	September 30, 2006	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	3.09	Yes
Current ratio of not less than 1.00 to 1.00	1.02	Yes
Not more than 10% of accounts payable in excess of 75 days past invoice date	20.4%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.6%	Yes
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
     The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management’s current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting us, our suppliers’ or their customers’ plants, machinery, or equipment; competition from products and services offered by other enterprises; our ability to refinance short-term indebtedness; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control; execution of planned capital projects; weather conditions affecting our operations or the areas in which our products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Item 4. Controls and Procedures.
     Our chief executive officer, Joe G. Brooks, our chief operating officer, Stephen W. Brooks and our chief financial officer, Robert A. Thayer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of September 30, 2006 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, these executive officers have concluded that, as of September 30, 2006, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report. During the quarter ended September 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
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
     The parties participated in an unsuccessful court-ordered mediation on March 13, 2006. A Summary Judgment hearing was conducted on June 27, 2006, following which the Court ruled our business disruption loss is limited to $1.0 million, which reduces our current claim to $1.5 million; however, the Court ordered we could present the Bad Faith claim we filed against Lloyd’s to the jury and if we are successful the jury can award punitive damages over and above the $1.5 million in actual damages. Trial has been set for August 6, 2007.
Advanced Control Solutions
     On March 3, 2006, a Benton County Circuit Court jury found AERT liable for $655,769 in damages to Advanced Control Solutions (“ACS”) for future business opportunities that ACS alleges it lost when AERT discontinued using ACS programming and electrical contractor services and for missing equipment. The jury found that AERT also interfered with certain non-compete provisions of an employment agreement between ACS and an employee by hiring the employee after he had been terminated by ACS in December 2003. The jury also awarded AERT judgment against ACS for approximately $45,000 for ACS’s failure to complete a programming contract. AERT has begun the appeal process at the Arkansas Supreme Court of Appeals. The Court has granted AERT until January 5, 2007 to file arguments.
Other Matters
     AERT is involved in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.
Item 1A. Risk Factors.
     There were no material changes in the Company’s risk factors in the third quarter of 2006.

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
By: /s/ JOE G. BROOKS
Joe G. Brooks,
Chairman, Chief Executive Officer and President

/s/ STEPHEN W. BROOKS
Stephen W. Brooks,
Chief Operating Officer

/s/ ROBERT A. THAYER
Robert A. Thayer,
Chief Financial Officer

Date: November 14, 2006

Index to Exhibits

Exhibit
Number	Description

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman, chief executive officer and president.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief operating officer

31.3	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman, chief executive officer and president.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief operating officer

32.3	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer