Form 10-K
period 2006-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2007-03-16
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 1-10367

Advanced Environmental Recycling Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	71-0675758
(State of Incorporation)	(I.R.S. Employer Identification No.)

914 N Jefferson Street Post Office Box 1237 Springdale, Arkansas	72764
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☑     No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

On June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity of the registrant was $103,046,769 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding at March 12, 2007: Class A — 44,812,956; Class B — 1,465,530

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2007 Annual Meeting to be held June 14, 2007, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

i

Item 1.	Business.

Summary

Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics. Our products have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Since our inception in 1989, we have sold over $454.5 million of products into the North American marketplace. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, decking and heavy industrial flooring under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc®, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Premium Colors, MoistureShield® outdoor decking, and Basicstm outdoor decking. Weyerhaeuser ChoiceDek® products are available exclusively through Lowe’s Home Improvement stores. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. We also operate a warehouse and reload complex in Lowell, Arkansas. Operations will commence in the second quarter of 2007 at our third composite extrusion plant, which we refer to as “Springdale South”. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser — our primary decking customer — and regional building product distributors.

Products

Using the same basic process and material, we manufacture the following product lines:

•	Commercial and residential decking planks and accessories such as balusters and handrails (MoistureShield and Weyerhaeuser ChoiceDek),

•	Exterior door and window components,

•	Exterior housing trim (MoistureShield), and

•	Fence boards

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

Marketing and Sales

General Market Strategy.  We have manufactured wood plastic composite products since 1989. Our products are designed for applications where we can add the greatest value and address market needs, i.e. for external applications where wood is prone to rot and/or requires substantial yearly maintenance in the form of staining or water sealing. Though we believe there are many possible applications for our wood/plastic composite technology, we have focused our resources and personnel on outdoor decking, door and window components, and soon outdoor fencing, which in our view represent the most attractive market opportunities at this time. Within our chosen markets, we are constantly working to develop and improve strong customer relationships.

Outdoor Decking Systems.  Beginning in 1995, we sold our decking products exclusively to Weyerhaeuser Building Materials. That changed in 2004 when we entered into a new contract whereby Weyerhaeuser purchased all of our ChoiceDek Premium decking products for resale exclusively to Lowe’s Companies under the Weyerhaeuser ChoiceDek brand. The Weyerhaeuser contract required us to produce, and Weyerhaeuser to purchase, a minimum number of truckloads of ChoiceDek Premium decking and accessories, which amount was set by Weyerhaeuser each year subject to a minimum annual quantity of 1,850 truckloads. Terms have recently been reached with Weyerhaeuser on a new contract that will replace the 2004 contract. The new contract, which is substantially similar to the 2004 contract, is currently being circulated for signatures of all parties, including AERT’s bondholders, who must approve. Both Weyerhaeuser and independent lumber dealers can also special order MoistureShield decking from the Weyerhaeuser distribution network in certain markets. Weyerhaeuser recently announced a new three year agreement to provide Lowe’s the exclusive right to carry the ChoiceDek Premium product line, which Lowe’s sells in all of its 1,300+ home improvement stores across the U.S. Weyerhaeuser and AERT were named Lowe’s “Vendor of the Year” for lumber products in 2005. Lowe’s promotes ChoiceDek Premium through a national print and advertising campaign and sponsorship of major sporting events such as the NCAA basketball “Final Four” tournament and NASCAR races. We believe our relationship with Weyerhaeuser strengthens our competitive position in the decking marketplace and gives us the opportunity to develop and sell new products through the same home improvement warehouse channel.

We promote our decking products through displays and presentations at national, regional, and local home, lawn, and garden shows, and through in-store displays. We have an on-going print advertising program that targets the residential decking market. Lowe’s is also conducting a national print and television advertising campaign for ChoiceDek Premium.

Weyerhaeuser purchases accounted for about 81% of our 2006 gross sales. If Weyerhaeuser were to cancel the Weyerhaeuser contract, we would have to develop an alternative distribution system for decking products, which could be expensive and time consuming. Though Weyerhaeuser has purchased substantially all of our decking production since 1995, there is no assurance that it will continue to do so (see Item 1A. “Risk Factors — The loss of one or more of our key customers could cause a substantial reduction in our revenues and profits” and Note 2 to the financial statements regarding concentration of risk).

In October 2004, we began production of our new MoistureShield brand line of decking products, which consists of four colors and a wood-like embossed surface pattern. MoistureShield decking is currently sold to select primary distributors, who re-sell it to lumber dealers and contractor yards for sale to local deck builders and home builders. MoistureShield decking sales represented about 9% of total Company sales in 2006 and 2005, during which we had limited production capacity available to serve that market. In 2007 and beyond, the MoistureShield decking line will allow us to diversify our customer base. It also allows us to diversify the risk inherent in selling such a large portion of our production to one customer, Weyerhaeuser. It is our intent to grow the MoistureShield decking program as we identify opportune markets and that, over time, MoistureShield will become a larger portion of our sales.

In February 2007 we began manufacturing our new Basicstm line of outdoor decking. With smaller dimensions and a lower price point, Basics is designed to effectively compete against the largest segment of the outdoor decking market, pressure treated wood. Basics will initially be available through select independent building products distributors.

Total wholesale revenue from outdoor decking products (deck boards and handrail systems) was estimated by an independent industry research organization to be about $5.1 billion in 2005 (most recent data available). Of that amount, about 19% was spent on wood/plastic composite products such as we manufacture. They estimate that annual unit sales of wood/plastic composite decking products grew about 25% per year from 2000 to 2005 and are expected to continue double digit annual growth for the foreseeable future. Most end-user sales are for remodeling jobs.

Privacy Fencing Systems.  In January 2007, we announced our newest product, LifeCycletm Fencing. We estimate the privacy fence market to be $5.5 billion annual sales with metal products comprising 63% of the market and wood/other products at 27%. We believe there is a substantial market for an aesthetically pleasing fence product that will serve for twenty years or more, which we expect LifeCycle Fencing to do. In fact, we intend to certify LifeCycle fencing for use in hurricane-prone regions of the U.S. where its strength and durability could give it a clear competitive advantage over other, less durable, fencing products. We plan to begin manufacturing LifeCycle fencing for limited introduction in the second quarter 2007.

Door and Window Products.  We sell our MoistureShield industrial products to door and window manufacturers for use as component parts of their products. For example, we manufacture a windowsill that is built into products like Portrait windows by Stock Building Supply and we manufacture door rails built into doors by Therma-Tru Corporation. In marketing, we emphasize the “value-added” feature of the MoistureShield composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics that save our customers time and expense. Customers also avoid the need for chemical treatments to their final product, which are otherwise often necessary to prevent rot and sustain durability. The durability of our MoistureShield composite components allows our customers to extend the lifetime or warranties of their products while reducing or eliminating warranty claims costs.

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

Exterior Trim and Fascia Products.  We market an exterior trim and fascia system under the trade names MoistureShield Trim and MoistureShield CornerLoc. Three national homebuilders are now specifying and using the product. With our previous limitations on production capacity and focus to meet the demand for our decking systems, we have limited our Trim and CornerLoc production to date. We believe this product line has significant growth potential, and we are striving to increase production capacity so that we can increase production and initiate a marketing program, in conjunction with our MoistureShield distributors. This product line is currently being redesigned. The timetable of a full product launch is dependent upon our construction and financing timetable and the start-up of our Springdale South manufacturing facility (see Item 2 — Properties and Item 7 — Liquidity and Capital Resources).

Sales and Customer Service.  We provide sales support and customer service through our own marketing department, through outside commissioned representatives with an affiliated entity, through Weyerhaeuser, and through training programs for our customers and their sales associates. Our in-house sales and customer support team is focused on serving commercial decking contractors and supporting the sales professionals at our regional building products distributor customers as well as Weyerhaeuser and Lowe’s. Information and customer service are provided through the websites www.choicedek.com and www.moistureshield.com, and through a national toll-free customer assistance telephone number. We also use independent, outside sales representatives in some markets to serve door, window, and decking customers.

Cyclical Nature of Building Products Industry.  Our products are used primarily in home improvement and new home construction. The home improvement and housing construction industries are subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. High interest rates and economic uncertainty in particular can lead to reduced homebuilding and/or home improvement activity, such as since mid-2006. Reductions in such activity has an adverse effect on the demand for our products. We have focused a large portion of our business on the remodel and repair market segment, which we believe is less sensitive to interest rate fluctuations than the new homebuilding market.

Product Innovation.  In our constant pursuit of satisfying our customers, and to keep up with changing trends in the marketplace, we routinely analyze the need to develop new products and improve existing products.

Raw Materials

Wood Fiber.  The wood fiber we use is waste byproduct generated by hardwood furniture, cabinet, and flooring manufacturers. The cost of acquiring the waste wood has primarily been the handling and transportation costs involved in getting the material to our facilities. Costs vary with transportation costs in general, which are related to petroleum prices and the supply and demand for over-the-road trucking services. Our cost of sourcing waste wood fiber has increased over the last three years due to transportation costs, but remains a small proportion of our total costs. The housing slowdown starting in mid-2006 reduced the demand for hardwood building products and has caused some of our suppliers to temporarily close facilities, which has forced us to pay higher costs to source wood elsewhere.

Two suppliers accounted individually for about 40% and collectively for approximately 80% of our 2006 waste wood fiber purchases. Based on our discussions with other waste wood fiber suppliers, we believe that if the arrangements with one or both of these suppliers were terminated we would be able to obtain adequate supplies of waste wood fiber at an acceptable price from new suppliers. We are currently evaluating the feasibility of establishing an in-house wood fiber reclamation and cleaning system in northwest Arkansas.

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

The largest portion of the materials we use is highly contaminated with paper and other non-plastic materials, which lessen its value to other plastic recyclers. Our proprietary recycling process does not require the purity, extensive cleaning, additional washing, and melt filtration required for conventional plastics manufacturing, and can be conducted faster and more economically. By using primarily these contaminated waste plastics, we produce a usable, but lower cost, feedstock for our composite extrusion lines. We also purchase plastic raw materials from outside sources, including virgin resin producers. These materials are more expensive and more sensitive to price swings related to the petrochemical industry. We also are subject to various quality and consistency problems when dealing with third party scrap suppliers, which increases our costs.

One supplier accounted for about 34% of our 2006 polyethylene scrap purchases by weight. No other of our more than 100 polyethylene suppliers accounted for more than 10% of our purchases by weight.

Over the last several years, we believe three factors have caused an increase in the demand for scrap polyethylene and, consequently, the cost to us of acquiring raw materials for our manufacturing process.

•	As world political events conspired to raise the price of petroleum there was a related rise in the price of virgin plastic, which is a petroleum and natural gas derivative. This in turn increased the demand for scrap plastics since scrap can be substituted for virgin plastics in many manufacturing applications. We thus began competing with scrap plastic consumers that had not previously been in the market.

•	The relative decline in the value of the dollar versus major Asian currencies has made it economical for Asian manufactures to source scrap plastic in the U.S. for use in their countries. We have thus encountered significant competition for scrap plastics from foreign consumers that had not previously been a factor in the market. Demand for petrochemical products from China, India and other rapidly expanding economies is expected to increase.

•	As annual sales of wood composite decking products have grown, we and other composite decking manufacturers have become relatively large consumers of scrap plastics, which has created increasing competition for raw materials and driven up prices.

On the other hand, we believe that the economics of recycling are now such that more private and public entities will find it attractive to undertake removing plastic scrap from the waste stream and make it available to consumers like us.

Supply Contracts.  We purchase raw materials under both supply contracts and purchase orders. In 2006, we purchased 45% of our polyethylene scrap and all of our waste wood via purchase orders. Purchase order acquisitions are one-time transactions that involve no long-term obligation. We also have both polyethylene and wood supply contracts, with terms that range from one to three years, which obligate us to purchase materials. The prices under these contracts are renegotiated semi-annually or annually. In the past three years, the amounts we have been obligated to purchase under the supply contracts have been significantly less than the amounts of these materials we have needed for production.

Competition for Raw Materials.  As the wood/plastic composites industry grows, we sometimes compete for raw materials with other plastic recyclers or plastic resin producers. We believe that our ability to use highly contaminated polyethylene limits the number of competitors because most recycling processes require “cleaner” waste plastic sources. Nonetheless, we expect to continue to encounter new entrants into the plastics reclamation business. These new entrants may have greater financial and other resources than we do, and may include domestic and foreign beverage bottlers, manufacturers, distributors and retailers, forestry product producers, petrochemical and other companies. We increased our capacity for processing waste plastic in 2006, which reduced our dependence on outside suppliers and reduces our overall costs but it is still not to desired levels. There is no assurance that we will be able to control the effect that increasing waste plastic costs has on our profitability. (see Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources.)

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

Industry Standards

Local building codes often require that building materials meet strength and safety standards developed by the International Code Commission and that, in order to qualify, the materials be evaluated by an independent testing organization. Our decking, handrails and stair applications are covered in a National Evaluation Report (NER) under NER-596, which provides local building inspectors and code officials with independent testing and installation information regarding our products. We believe that the NER listing has helped to increase sales and market acceptance of our decking products. We have recently renewed our building code listing and are currently in the process of upgrading and increasing the number of products covered for additional building code approval.

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

Our operations are also subject to workplace safety regulation by the U.S. Occupational Safety and Health Administration, and the states of Arkansas, Texas, and Louisiana. We provide safety awareness and training programs for all associates who work in a manufacturing environment.

Competition

Competition for Sales.  Our products compete with high-grade western pine, cedar and other premium woods, aluminum, high-performance plastics, and an increasing number of composites and other construction materials. We believe that our products have superior physical characteristics, which make them a better value for the consumer. Manufacturers of some competing products, however, have long-established ties to the building and construction industry and have well-accepted products. Many of our competitors are larger and have research and development budgets, marketing staffs, and financial and other resources that surpass our resources.

Sales of non-wood decking products to date represent a small portion of the decking market. According to an independent research report the wood-alternative market share was 19% in 2005 and continues to grow. Pressure treated pine, cedar, redwood and other traditional woods constitute the vast majority of annual decking sales. We thus view wood decking as our principal competitor. The wood decking industry is highly segmented with many small to medium sized manufacturers. Wood decking is principally a commodity that competes as the low-priced product, whereas the more-expensive non-wood products must compete on features and performance.

Among manufacturers of alternative decking materials, we view Trex Company, TimberTech Ltd., Louisiana-Pacific Corporation, Tamko Building Products and Fiber Composites LLC as our primary competitors.

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

Employees

On December 31, 2006, we employed 664 people on a full-time basis. We had 60 associates at the Texas facility, of which four were executive and/or office personnel and 56 were full-time factory personnel. The

Arkansas facilities, including our corporate office and field sales team, employed 578 full-time associates, of which 110 were executives and/or sales or office personnel and 468 were full-time factory personnel. We had 26 full-time associates at our Louisiana facility. From time-to-time, we hire part-time employees to supplement our workforce.

Item 1A.	Risk Factors.

Our business is subject to a number of risks, including but not limited to the following:

We have a working capital deficit

At December 31, 2006, we had a working capital deficit of $3,466,129 and at December 31, 2005, we had a working capital deficit of $687,039. The working capital deficit is the result of losses from operations, our decision to finance capital projects with cash generated from operations, and our need to fund rapid growth in sales.

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

The loss of one or more of our key customers could cause a substantial reduction in our revenues and profits

We could be materially adversely affected if we were to lose one or more of our large existing customers. Our principal customer for our decking material is Weyerhaeuser, which accounted for 81% and 77% of our sales in 2006 and 2005, respectively. A few large door and window construction companies have historically purchased substantially all of our industrial component products. A loss of any one of our large customers would adversely affect our sales and profitability.

If we are unable to comply with certain debt covenants, our financial position and operations could be adversely affected

The bond agreement contains financial covenants, which include a current ratio of not less than 1.00 to 1.00 and a requirement that not more than 10% of accounts payable be in excess of 75 days past the invoice date. We were not in compliance with these two covenants at December 31, 2006; however, these covenants were waived by the bondholder as of December 31, 2006 through, and including, December 31, 2007. There is no assurance that we will be able to comply with these debt covenants in the future, or that the bondholder will waive or modify the covenants in the future. If we are unable to comply with the covenants or obtain a waiver or modification of the covenants in the future, then the bond debt, currently in the amount of $14.7 million, could immediately become due and payable, the bondholder could foreclose on the property used to secure the debt, and the bondholder could claim our revenues pledged as part of the bond agreement.

Restrictions regarding increased manufacturing capabilities could restrain our business growth

We increased our sales by $10.5 million in 2006, $23.7 million in 2005 and $20.1 million in 2004. Our products have seen significant growth, and our customers have significant established expansion plans. Our primary customers and markets are large, and continued sales growth will require significant capital expenditures for additional production equipment and manufacturing facilities. Although our goal is to become the number one composite producer in North America, there is no assurance that we will be able to secure the necessary financing, attain the necessary operational execution, or that the equipment and facilities will become operational in a timely manner to meet that goal.

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

Declines in construction activity may adversely affect our business

Our products are sold in the home improvement and new home construction markets. These markets are subject to significant fluctuations in activity and periodic downturns caused by general economic conditions, as has been the case since mid-2006. Slowdowns in construction activity have an adverse effect on the demand for our products.

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

Future sales of shares could be dilutive and impair our ability to raise capital

The conversion of a significant number of our outstanding derivative securities into Class A common stock could adversely affect the market price of the stock. At December 31, 2006, there were warrants outstanding for 4,606,132 shares of Class A common stock at an average exercise price of $1.21, and options outstanding for 2,872,130 shares of Class A common stock at an average exercise price of $1.09. The exercise or conversion of a material amount of such securities will result in a dilution in interest for our other security holders. The convertible securities, whether converted into stock or not, could impair our ability to obtain additional capital because of the potential for dilution. Also, the holders of such securities may be expected to exercise their rights at a time when we would in all likelihood be able to obtain needed capital through a new offering of our securities on terms more favorable than those provided by the outstanding securities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We operate the following manufacturing and recycling facilities:

We manufacture our MoistureShield and Weyerhaeuser ChoiceDek brand lines of decking products at our Springdale, Arkansas extrusion plant. That facility also produces door, window, and housing trim components. Springdale had four extrusion lines and a plastic recycling facility throughout 2006. The Springdale plant consists of 103,000 square feet and is located on ten-acres with a rail siding in the Springdale industrial district. Since 1999, we have added 30,440 square feet of shed storage space and installed a dual sprinkler system.

We lease an office, storage building, and parking lot adjacent to the Springdale facility. The lease is renewable yearly. The office and storage facility is comprised of 10,000 square feet on 2.36 acres and houses our corporate offices.

Our Junction, Texas facility manufactures primarily Weyerhaeuser ChoiceDek and Basics decking products. A fire in March 2003 reduced production capacity for the rest of 2003, but production increased through 2003 and 2004 as fire damage was repaired. Full restoration was slowed by litigation with one of the insurance carriers responsible for paying for fire damage (see Item 3. Legal Proceedings). The Junction plant consists of a 49,000 square foot manufacturing and storage facility on a seven-acre site. We believe that the Junction facility is currently suitable for composite materials manufacturing requirements on a regional basis.

Our industrial products paint system and finishing operations are in a 50,000 square foot facility near Tontitown, Arkansas.

We operate a 45,000 square foot facility at Lowell, Arkansas, which is used for plastic recycling, blending, and storage, and includes a railroad loading/unloading spur, truck scale, receiving station, and finished goods storage.

We operate two 100,000 square foot warehouses in Lowell, Arkansas that are connected by rail spurs and are used for raw materials storage. We also operate a 125,000 square foot warehouse in the same complex, which is used for finished goods processing and distribution. We have signed a lease for a 150,000 square foot warehouse, also in the Lowell complex, which will be used for both raw material and finished goods handling. We also lease ten acres of land adjacent to our Lowell plastic plant for storage and load-out of finished goods; this operation is designed to load up to five railcars and ten trucks at a time.

We lease a 30,000 square foot raw materials warehouse in Springdale, about a mile from our main factory. That facility will be abandoned when the new warehouse at Lowell becomes available.

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

We have constructed a new extrusion factory just to the south of our existing Springdale plant. Startup has been delayed twice by faulty equipment supplied by vendors. We believe we can begin operating the first of Springdale South’s planned four production lines in the second quarter of 2007, but there is no assurance that we will be able to meet our current schedule. We anticipate installing the other three lines over the course of the next two years, subject to continued growth in demand for our products, availability of financing or adequate cash flow.

Item 3.	Legal Proceedings.

Lloyd’s of London

We have been sued by certain underwriters at Lloyd’s of London (“Lloyd’s”) in connection with a settlement of our Junction, Texas fire claim. Lloyd’s filed suit January 19, 2005 in the Circuit Court of Washington County, Arkansas initially claiming we had committed fraud in the submission of our claim for damages and seeking a court order declaring the Lloyd’s policy void from the inception. Following extensive discovery and depositions, Lloyd’s amended the lawsuit and dropped the allegations of fraud and their request for an order declaring the policy void and filed an amended claim alleging we did not rebuild the facility exactly as it had existed prior to the March 2003 fire and also asking the court to decide what assets are part of the building and what assets are business property and to make certain declarations of coverage. The filing was unexpected by us because we cooperated fully with the claims underwriting process and believed that negotiations toward a final settlement of the claim were progressing.

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

Advanced Control Solutions

On March 3, 2006, a Benton County Circuit Court jury found AERT liable for $655,769 in damages to Advanced Control Solutions (“ACS”) for future business opportunities that ACS alleges it lost when AERT discontinued using ACS programming and electrical contractor services and for missing equipment. The jury found that AERT also interfered with certain non-compete provisions of an employment agreement between ACS and an employee by hiring the employee after he had been terminated by ACS in December 2003. The jury also awarded AERT judgment against ACS for approximately $45,000 for ACS’s failure to complete a programming contract. AERT has begun the appeal process at the Arkansas Supreme Court of Appeals, which we expect to take up to two years to resolve.

Other Matters

AERT is involved in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is traded on the NASDAQ Capital Market System under the symbol AERT.  As of March 12, 2007, there were approximately 1,600 holders of record of Class A common stock and 11 holders of record of Class B common stock. The price of our common stock was $2.02 on December 31, 2006. We have not previously paid cash dividends on the common stock and there are currently restrictions under various debt obligations that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly sales prices (as reported by NASDAQ) of our Class A common stock for the years ended December 31, 2006 and 2005.

	High	Low

Sales Price Range of Class A Common Stock
Fiscal 2005
First Quarter	$1.85	$1.25
Second Quarter	1.59	1.21
Third Quarter	1.74	1.19
Fourth Quarter	1.79	1.25
Fiscal 2006
First Quarter	2.56	1.58
Second Quarter	3.71	1.95
Third Quarter	3.32	2.10
Fourth Quarter	2.37	1.48

No repurchases of common stock took place during 2006.

Item 6.	Selected Financial Data.

The following tables set forth selected historical data for the years ended December 31, 2002 through 2006, derived from our audited financial statements for each such year and should be read in conjunction with such financial statements and the footnotes attached thereto as well as the discussion contained herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Statements of Operations Data:
Net sales	$97,840,126	$87,312,560	$63,637,285	$43,520,563	$41,415,466

Income (loss) before extraordinary gain, accrued premium on preferred stock and income taxes	968,585	3,583,370	1,369,983	(665,921)	1,193,333
Accrued premium on preferred stock	—	(235,367)	(276,000)	(276,000)	(278,083)

Income (loss) before extraordinary gain and income taxes	968,585	3,348,003	1,093,983	(941,921)	915,250
Net income tax benefit	835,937	4,449,682	—	—	—

Income (loss) before extraordinary gain	1,804,522	7,797,685	1,093,983	(941,921)	915,250
Extraordinary gain	—	—	173,536	2,962,041	—

Net income applicable to common stock	$1,804,522	$7,797,685	$1,267,519	$2,020,120	$915,250

Net income (loss) per common share before extraordinary gain(1) (Basic)	$0.04	$0.22	$.03	$(.03)	$.03

Net income (loss) per common share before extraordinary gain(1) (Diluted)	$0.04	$0.19	$.03	$(.03)	$.02

Extraordinary gain per common share (Basic)	—	—	$.01	$.10	—

Extraordinary gain per common share (Diluted)	—	—	$.00	$.10	—

Net income per common share after extraordinary gain (Basic)	$0.04	$0.22	$.04	$.07	$.03

Net income per common share after extraordinary gain (Diluted)	$0.04	$0.19	$.03	$.07	$.02

Weighted average number of shares outstanding (Basic)	41,990,150	35,861,060	31,815,067	30,017,661	29,516,768
Weighted average number of shares outstanding (Diluted)	45,881,498	40,475,244	41,070,289	30,017,661	42,665,451
Balance Sheet Data:
Working capital deficit	$3,466,130	$687,039	$3,470,971	$1,915,695	$6,557,943
Total assets	72,049,966	56,952,673	43,340,793	36,406,601	39,335,948
Long-term debt less current maturities	16,827,717	17,010,889	15,571,068	16,659,241	4,068,210
Total liabilities	44,493,361	35,835,369	31,610,279	27,458,156	33,574,481
Stockholders’ equity	27,556,605	21,117,304	11,730,514	8,948,445	5,761,467

(1)	The net income (loss) per share of common stock is based on the combined weighted average number of shares of Class A and Class B common stock outstanding during the period. See Note 2 to the financial statements for a reconciliation of the basic and diluted weighted average number of shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2006 was a transitional year for AERT, marked by a balancing of production capacity and product demand after three years of product shortages. Not only did capacity increase through greater efficiencies, but demand eased in the second half of the year as the entire building products industry abruptly slowed.

2006 Operations

Sales

Despite the second half slowdown, AERT net sales were up 12.1% over 2005, the tenth consecutive year of sales growth. Prices were approximately 8.5% higher than prices prevailing in 2005, helping both our Weyerhaeuser ChoiceDek and MoistureShield decking sales register double digit growth. Sales of our OEM products, which are primarily associated with new home construction, fell off significantly in the second half, driving year-over-year growth of that product line into negative territory.

We also lost some sales opportunity in third and fourth quarter 2006 as engineering and construction delays plagued the startup of our new Springdale South extrusion plant and we refurbished other parts of our manufacturing facilities for production upgrades. As the delay has dragged on into 2007, we have had to postpone transitioning into several new product lines, LifeCycletm Fencing and our new line of exotic tropical hardwood decking.

Margins

Our gross, operating, and net margins fell in 2006 versus 2005. Early in the year we faced extraordinarily high plastic raw material costs due to the run-up in petroleum and natural gas prices relative to prior years. Also in the first half, we were pushing to get enough additional plastic processing infrastructure established to meet our raw material demands. Then late in the year, construction delays, slowing demand for existing products, and delays in launching new products left us with some idle manufacturing and administrative capacity, which increased overhead costs relative to sales and pressured profit margins. While we constantly work to reduce our direct labor costs, we have been adding administrative infrastructure over the last three years to support our rapid growth and increase our product mix. This also caused under-absorption of fixed costs in the fourth quarter.

2006 was our first year as a Sarbanes-Oxley (SOX) regulations “accelerated filer”. While we believe that SOX-mandated procedures provide a good framework for disciplined business administration, SOX-related auditing and compliance costs added significantly to our SG&A expenses.

Current Business Environment

As the composite decking business continues to evolve, here are the factors we believe will drive AERT’s business in 2007.

Sales

The 2006 second half slowdown, which was more pronounced in the fourth quarter, left building products dealers and distributors with more inventory of existing product lines than they wanted at year end. Most manufacturers throttled back production and shut lines down during the quarter. Whereas industry-wide manufacturer sales of decking products to distributors appears to have exceeded end user sales in 2006, high beginning dealer inventories may very well reverse that market dynamic in 2007. If the housing and decking business gets back on track, inventories clear by the end of the year and we successfully launch new market introductions of our decking products, we believe we can resume double digit growth in 2008.

As manufacturing technology and aesthetics of composite decking improve, market trends are also shifting. Consumers appear to be demanding more variety and selection compared to prior periods as construction of multi-color decks appears to be increasing. Also, the evolution toward a more natural wood look appears to be increasing on the higher end of the market, while decreasing wood prices have widened the price differential on the lower end. Thus, a smaller profile deck board, under the brand BasicsTM, is being introduced in 2007 in limited colors, targeted to a wood upgrade segment for light residential construction. Additionally, selection is being addressed with the introduction of three additional color selections. We believe this will allow us to broaden our customer base and appeal to a wider market segment than in prior periods. The MoistureShield decking introduction is targeted toward the commercial contractor lumberyard, which provides service to large repeat customers. Most of these large customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers away from competing products to our brands such as MoistureShield or ChoiceDek. Thus, a significant marketing effort was initiated during the fourth quarter of 2006, and will continue throughout 2007. The marketing program is aimed at converting high end customers to our products.

With difficult conditions facing the decking market, AERT is differentiating its products through a combination of low price point, quality, and outstanding customer service. We believe we are in a favorable position to increase market share, but maintaining our low cost model could restrict our ability to grow profit margins over the next year.

We have invested significantly in plastic recycling infrastructure over the last several years. As technology has improved so has the aesthetics of our products, which are overwhelmingly comprised of recycled materials. Green building is an ever increasing trend and we intend to capitalize on that trend with a new slogan: “AERT — We Make Green Look Good.”

The composite decking business is continuously evolving. The technology used to manufacture wood/plastic boards has advanced significantly over the last four years and many contemporary products have much improved aesthetics. Going forward, it will be important for AERT to continue to innovate and keep in close touch with consumer trends.

Since 2001, Lowe’s Home Improvement stores have carried our Weyerhaeuser ChoiceDek products exclusively in the composite decking category. During 2007, a second color selection will be introduced into the ChoiceDek set in the Lowe’s home improvement warehouses. In addition, 150 new stores will be opened by Lowe’s in 2007, which will also carry Weyerhaeuser ChoiceDek. In addition, a fifth color and two new tropical hardwood products will be available in ChoiceDek for Lowe’s. Lowe’s will start carrying another, though higher priced, decking brand beginning this year, which could limit the strong growth that ChoiceDek has enjoyed the last three years. Lowe’s is broadening the decking category and adding more accessories as it attempts to broaden its customer base.

Three new regional building products distributors have begun carrying MoistureShield decking this year and early sales are encouraging. There has also been strong interest in our new LifeCycle Basics decking and LifeCycle fencing products. Lifecycle Basics is now in production and LifeCycle Fencing will begin production during the second half of 2007. Our new exotic or tropical decking lines will also begin production during the second quarter of 2007. We expect that these factors will continue to drive AERT sales at favorable growth rates.

Costs

The cost of recycled plastic eased in the fourth quarter, bringing us back to pre-2006 levels, though we expect costs to rise again through 2007. Offsetting lower polyethylene costs in the fourth quarter, however, were increased costs of additives designed to increase color, improve aesthetics and improve surface microbial resistance on decking boards.

The slowdown in the building products industry has dealt a harsh blow to cabinet and hardwood flooring manufacturers, from whom we acquire scrap wood fiber. The use of wood pellets as an alternative fuel source has also grown in the last few years. These two forces are acting to raise the cost of our wood raw materials.

When Springdale South starts up, expected in early second quarter 2007, we will begin depreciating our investment in that facility, which will add approximately $1.2 million to our annual manufacturing costs versus 2006.

Longer Term Factors Driving Our Business

AERT’s core competency is extracting value from America’s waste stream. As the market matures for our current slate of products made from recycled plastics, AERT will pursue new products and new markets. Given the many commercial uses of polyethylene, we believe that AERT will have abundant future opportunities to grow.

In 2006 we announced plans to build a new plastic recycling facility in Oklahoma. We have been working through the permitting process with local and environmental regulators, and currently plan to start construction later in the fourth quarter of this year. The new facility is designed to allow us to use the less desirable, but low cost, forms of waste polyethylene and additional sources of waste wood fiber, which will ensure our ability to maintain a low cost structure.

While the startup of the first line at the Springdale South plant suffered from numerous construction delays and engineering challenges, the installation of the next three lines will be relatively fast and we should be able to increase production capacity relatively quickly as demand picks up or new markets are opened.

As the decking market matures, some of our competitors with high cost processes are falling by the wayside. We are monitoring the activities of our competitors and moving into markets where our competitors are failing.

Management’s Focus for 2007

•	Introduce three new ChoiceDek products and stock a minimum of two colors in all stores.

•	Introduce our expanded MoistureShield decking product line into nationwide distribution by the end of the first quarter of 2008.

•	Introduce LifeCycle Basics deck board and LifeCycle fencing.

•	Decrease operating costs relative to sales revenue:

•	Complete modifications to our plastic blending processes to increase throughput and increase yield at extrusion factories

•	Increase our ability to use more low cost raw materials

•	More aggressive raw materials purchasing strategies

•	Improve training and associate development

•	Increase automation to improve yield and lower labor costs

•	Streamline logistics and manufacturing operations

•	Install new enterprise resource planning system to improve management information

•	Balance sales, general and administrative overhead expenses to match growth rate

•	Reduce leverage and strengthen the balance sheet.

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

Results of Operations

Three Year Comparison

	2006	% Change	2005	% Change	2004

Net sales	$97,840,126	12.1%	$87,312,560	37.2%	$63,637,285
Cost of goods sold	77,594,965	16.9%	66,389,964	35.6%	48,963,166
% of net sales	79.3%	3.3%	76.0%	(0.9)%	76.9%

Gross margin	20,245,161	(3.2)%	20,922,596	42.6%	14,674,119
% of net sales	20.7%	(3.3)%	24.0%	0.9%	23.1%
Selling and administrative costs	16,407,400	12.4%	14,595,854	31.5%	11,099,911
% of net sales	16.8%	0.1%	16.7%	(0.7)%	17.4%
Research and development	285,858	159.6%	110,134	13.3%	97,207

Subtotal	16,693,258	13.5%	14,705,988	31.3%	11,197,118
% of net sales	17.1%	0.3%	16.8%	0.8%	17.6%

Operating income	3,551,903	(42.9)%	6,216,608	78.8%	3,477,001
% of net sales	3.6%	(3.5)%	7.1%	1.6%	5.5%
Other income (expense)
Insurance proceeds related to lost income	—	0.0%	—	(100.0)%	8,720
Net litigation contingency	—	(100.0)%	(610,206)	*	—
Gain (loss) on disposition of equipment	58,285	*	(26,122)	*	—
Net interest expense	(2,641,603)	32.3%	(1,996,910)	(5.6)%	(2,115,738)

Income before extraordinary item, accrued premium on preferred stock and taxes	968,585	(73.0)%	3,583,370	161.6%	1,369,983
% of net sales	1.0%	(3.1)%	4.1%	1.9%	2.2%
Accrued premium on preferred stock	—	(100.0)%	(235,367)	(14.7)%	(276,000)

Income before extraordinary item and taxes	968,585	(71.1)%	3,348,003	206.0%	1,093,983
% of net sales	1.0%	(2.8)%	3.8%	2.1%	1.7%
Net income tax benefit	835,937	(81.2)%	4,449,682	*	—
% of net sales	0.9%	(4.2)%	5.1%	5.1%	0.0%

Income before extraordinary item	1,804,522	(76.9)%	7,797,685	612.8%	1,093,983
% of net sales	1.8%	(7.1)%	8.9%	7.2%	1.7%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	0.0%	—	(100.0)%	173,536

Net income applicable to common stock	$1,804,522	(76.9)%	$7,797,685	515.2%	$1,267,519
% of net sales	1.8%	(7.1)%	8.9%	6.9%	2.0%

*	Not meaningful as a percentage change

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

Net sales for the year ended December 31, 2006 grew 12.1% compared to 2005. Approximately 3.6% of the sales gain was the result of productivity increases at our plastic recycling and extrusion plants, with the balance attributable to price increases. Sales of composite decking products were up, while sales of industrial door and window components were down relative to 2005.

Cost of Goods Sold and Gross Margin

Cost of goods sold, as a percent of sales, increased to 79.3% for the year ended December 31, 2006 from 76.0% for 2005. Labor costs were down, as a percent of sales, due to increased automation and efficiency initiatives. Manufacturing overhead costs were up slightly, as a percent of sales, versus 2005 as increased employment and utility costs offset gains from increased scale. Raw material costs were up significantly due to higher costs of polyethylene scrap prices in the first half of the year. Prices eased in the second half and should be more favorable through 2007.

Gross profit margin decreased to 20.7% for 2006 from 24.0% in 2005 as higher raw material and overhead costs outweighed the effects of lower direct labor.

Selling and Administrative Expenses

Selling and administrative costs increased in 2006 compared to 2005 as a result of increases in sales, customer service, and corporate personnel expenses, along with general increases in corporate costs to manage our growing business. As a percentage of net sales, selling and administrative costs increased to 17.1% from 16.7%. The categories of salaries and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up 77% of total selling and administrative expenses in 2006. Professional fees were lower in 2006 than 2005, though we expect to have substantial legal fees again in 2007 due to the trial of the Lloyd’s insurance case (see Litigation).

Operating Income

Operating income was 3.6% of sales for 2006, down from 6.4% of sales in 2005 as higher raw material and overhead costs outweighed the effect of lower direct labor.

Net Income

Net income decreased to $1.8 million, or $0.04 per share, in 2006 from $7.8 million, or $0.19 per share, in 2005. Income before income taxes for 2006 was $968,585, down from income of $3,348,003 in 2005. We recorded a net income tax benefit of $835,937 in 2006, which consisted of the current tax provision for the year of $128,380 and a deferred tax benefit of $964,317. The deferred tax benefit was the result of temporary differences between amounts recorded for financial reporting purposes and amounts recorded for tax purposes, including amounts for net operating loss carryforwards and net property, plant and equipment.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales for the year ended December 31, 2005 grew 37.2% compared to 2004. Approximately 95% of the sales gain was the result of productivity increases at our plastic recycling and extrusion plants, with the balance attributable to price increases.

Cost of Goods Sold and Gross Margin

Cost of goods sold, as a percent of sales, decreased to 76% for the year ended December 31, 2005 from 76.9% for 2004. Labor costs and manufacturing overhead were down, as a percent of sales, due to increased automation and efficiency initiatives. Our manufacturing improvement programs also resulted in higher output per manufacturing line in 2005 versus 2004, thus reducing overhead costs as a percent of sales. Material costs, however, were up significantly due to higher costs of polyethylene scrap prices resulting from instability in world petroleum and natural gas markets and disruptions in the supply of polyethylene resulting from hurricane damage along the Gulf Coast in August and September 2005.

Gross profit margin improved to 24% for 2005 from 23.1% in 2004 as efficiency gains and price increases outweighed the effects of higher raw material costs.

Selling and Administrative Expenses

Selling and administrative costs increased in 2005 compared to 2004 as a result of increases in sales, customer service, and corporate personnel expenses, along with general increases in corporate costs to manage our growing business. However, as a percentage of net sales, selling and administrative costs decreased. The categories of salaries and benefits, professional fees, advertising and promotion, travel and entertainment, and commissions together make up 75% of total selling and administrative expenses. Professional fees included substantial legal expenses.

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

Contingencies

Liquidity and Capital Resources

At December 31, 2006, we had a working capital deficit of $3,466,130 compared to a working capital deficit of $687,039 at December 31, 2005. Working capital included total current liabilities of approximately $27.7 million, of which $3.2 million was for accrued expenses, $11.4 million was in payables and $13.1 million was a combination of short-term notes payable, secured by inventory and receivables, and the current portion of long-term debt. The working capital deficit is the result of previously incurred losses from operations, our decision to finance capital projects with cash generated from operations, and our need to fund rapid growth in sales. We spent approximately $10.2 million on capital expansion during 2006. Expenditures were primarily for construction at our Springdale South manufacturing site and additional equipment at our Lowell plastic processing facility.

Unrestricted cash increased $416,509 to $2,164,532 at December 31, 2006 from December 31, 2005. Significant components of that increase were: (i) cash used in operating activities of $2,219,704, which consisted of the net income for the period of $1,804,522 increased by depreciation and amortization of $4,083,638 and decreased by other uses of cash of approximately $8,107,864; (ii) cash used in investing activities of $6,824,489; and (iii) cash provided by financing activities of approximately $9,460,702. Payments on notes during the period were $6,061,273, including approximately $3,050,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $13,563,225, which was comprised of $10,260,000 received under our working capital line of credit and $3,303,225 from Brooks Investment Company. Of the amount owed Brooks Investment Company, $3,050,000 was repaid during the period. At December 31, 2006, we had bonds and notes payable in the amount of $29,971,509, of which $13,143,792 was current notes payable and the current portion of long-term debt.

At the end of the first quarter of 2006, we entered into a new $15.0 million bank line of credit, replacing the factoring agreement with Brooks Investment Co. that was in use during 2005 and the first quarter of 2006. No amounts were borrowed under the line of credit until April 1, 2006. The line is a one year revolving credit facility that was renewed on January 16, 2007, and will mature on June 30, 2007, secured by our inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 9.25% at December 31, 2006. The maximum amount that may be drawn on the line at one time is the lesser of $15.0 million and the borrowing base, of which approximately $400,000 was available to borrow at December 31, 2006. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. When the line of credit matures, the Company intends to seek a line of credit that does not require a personal guarantee. The revolving credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters (see Note 4: Line of Credit). There is no assurance that Liberty Bank will renew our working capital line of credit on June 30, 2007.

We believe that funds generated from operations will be adequate for us to pay operating expenses and meet our fixed obligations for the balance of 2007 and into the future, assuming a refinancing of our working capital line of credit. A prolonged period of reduced sales resulting from weakness in the building products industry or otherwise, however, could require us to slow or close production at some of our less efficient facilities and/or to seek additional funding in the form of debt or equity. There is no assurance that we would be successful in securing additional capital if required.

In early 2006 our board of directors approved the repurchase of up to three million shares of stock in order to limit further shareholder dilution from outstanding warrants, options, and restricted stock programs, and to take advantage of periods when we believe the market may be undervaluing our shares. At December 31, 2006, we had not repurchased any shares and there is no assurance as to how many shares will actually be repurchased or when.

Our capital improvement budget for 2007 is currently estimated at $4 million, of which we believe we can finance half through long-term debt and operating leases; the balance of required funds must come from cash flow. The 2007 capital improvement program will emphasize operating efficiency and improving our gross profit margin and cash flow, including automation projects and installing an enterprise resource planning system.

In 2006 the Adair County Oklahoma Economic Development Authority approved the issuance of tax-exempt industrial development bonds to finance the construction of our proposed new waste recycling facility. We are currently in the local and state permitting process and there is no assurance that the project will proceed or that funding will materialize. Without funding, we may have to pay for a large portion of the project costs from cash flow. If we are unable to complete our 2007 capital expansion program as planned, it could affect our ability to grow sales and profit margins in 2007 and future years.

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

We were not in compliance with the accounts payable and current ratio covenants as of December 31, 2006. The bond trustee waived these covenants as of December 31, 2006 through, and including, December 31, 2007.

	December 31,
	2006	Compliance

Bonds Payable and Allstate Notes Payable Debt Covenants
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	2.01	Yes
Current ratio of not less than 1.00 to 1.00 (as adjusted)(1)	0.95	No - Waived
Debt to equity ratio of not more than 3.00 to 1.00	1.09	Yes
Not more than 10% of accounts payable in excess of 75 days past invoice date	25%	No - Waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	1%	Yes

(1)	The current ratio calculation was modified by the waiver to include the debt service reserve fund of $2,040,000 in current assets.

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

Contractual Obligations

The following table represents our contractual obligations outstanding as of December 31, 2006:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$18,501,329	$1,673,612	$4,918,481	$2,309,236	$9,600,000
Operating leases	8,587,614	2,308,399	3,281,659	2,237,638	759,918

Total	$27,088,943	$3,982,011	$8,200,140	$4,546,874	$10,359,918

Our waste wood and scrap polyethylene supply contracts have varying terms and pricing structures. The contracts generally obligate us to take whatever waste the supplier generates as long as the waste meets our standards. Pricing for these contracts can generally be renegotiated every twelve months, however, so determining our precise future liability is not reasonably estimable.

In February 2006, AERT entered into an operating lease contract whereby it agreed to lease up to $3 million of equipment for seven years. In July 2006, the amount of the lease line was increased to $6 million. Lease payments are expected to begin in the second quarter of 2007. Until that time, interim interest payments are being made on the amount of equipment subject to the lease that has been purchased by the leasing company, which totaled approximately $4.1 million at December 31, 2006. The lease payments are not included in the table above due to the uncertainty of the commencement of those payments.

Uncertainties, Issues and Risks

There are many factors that could adversely affect AERT’s business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand for our products, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, litigation, new products/product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, availability of raw material (plastic) at a reasonable price, management’s failure to execute effectively, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8.	Financial Statements and Supplementary Data.

Summary Quarterly Financial Data

	2005				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$19,943,530	$20,954,211	$23,099,857	$23,314,962	$27,665,249	$28,105,770	$20,800,859	$21,268,248
Gross margin	4,319,620	4,734,626	6,266,274	5,602,076	5,954,316	8,480,538	4,132,310	1,677,997
Net income	665,477	918,938	1,651,945	4,561,325	905,942	1,723,097	(305,595)	(518,922)
Income (loss) per share (Basic)	$0.02	$0.03	$0.05	$0.12	$0.02	$0.04	$(0.01)	$(0.01)
Income (loss) per share (Diluted)	$0.01	$0.02	$0.04	$0.11	$0.02	$0.04	$(0.01)	$(0.01)

The financial statements portion of this item is submitted in a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, our Chief Operating Officer, and our Senior Vice President and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon this evaluation, our Chief Executive Officer, our Chief Operating Officer, and our Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting as of December 31, 2006 described below under “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of December 31, 2006. We have initiated the implementation of measures to remediate these material weaknesses as described below under “Remediation of Material Weakness in Internal Control Over Financial Reporting.”

Management’s Report on Internal Control Over Financial Reporting

We, as members of the management of Advanced Environmental Recycling Technologies, Inc. (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We assessed the Company’s internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management identified two material weaknesses (as defined by the Public Company Accounting Oversight Board) as of December 31, 2006.

First, the Company did not have a process in place to assess potential impairment of fixed assets. Without a formal, periodic assessment process, material overstatements of the net book value of fixed assets could remain undetected. Second, the Company’s inventory costing system was not adequately documented nor were there adequate procedures for an independent review of the costing analysis to ensure completeness and accuracy of the calculated costs. Without a formally documented, approved costing process, combined with an independent review of the spreadsheet inputs and formulas used to calculate inventory costs, material misstatements of inventory and cost of goods sold could remain undetected. Accordingly, management has determined that, because of these material weaknesses, the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on the specified criteria.

Tullius Taylor Sartain & Sartain LLP, an independent registered public accounting firm, which audited the Company’s financial statements included in this report, has issued an attestation report on management’s assessment of the effectiveness and on the Company’s internal control over financial reporting, which is included in this report.

/s/ JOE G. BROOKS
Joe G. Brooks,
Chairman, Chief Executive Officer and President

/s/  STEPHEN W. BROOKS
Stephen W. Brooks,
Vice Chairman and Chief Operating Officer

/s/  ROBERT A. THAYER
Robert A. Thayer,
Senior Vice President and Chief Financial Officer

Remediation of Material Weakness in Internal Control Over Financial Reporting

The Company is in the process of developing systems and procedures to remediate each of the material weaknesses identified in Management’s assessment of internal controls as of December 31, 2006. Management believes that these new procedures, in combination with the implementation of a new enterprise resource planning system now underway, will provide controls sufficient to identify and prevent material misstatements in the valuation of the Company’s fixed assets and the Company’s inventory.

Changes in Internal Control Over Financial Reporting

Other than the matters described in this Item 9A under “Remediation of Material Weakness in Internal Control Over Financial Reporting,” during the fourth quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company as of December 31, 2006, are as follows:

Name	Age	Position

Joe G. Brooks	51	Chairman, chief executive officer and president
Stephen W. Brooks	50	Chief operating officer and director
Marjorie S. Brooks	71	Secretary, treasurer and director
J. Douglas Brooks	47	Senior vice president
Alford Drinkwater	55	Senior vice president
Jim Precht	61	Senior vice president — sales and marketing
Robert A. Thayer	55	Senior vice president and chief financial officer
Eric E. Barnes	33	Chief accounting officer and controller
Jerry B. Burkett	50	Director
Edward P. Carda	66	Director
Melinda Davis	64	Director
Tim W. Kizer	41	Director
Samuel L. “Tony” Milbank	66	Director
Sal Miwa	50	Director
Jim Robason	69	Director
Michael M. Tull	52	Director

The Company’s board of directors elected Joe G. Brooks as its chairman and the Company’s co-chief executive officer in December 1998, and he has served as president since February 2000. In July 2005, Mr. Brooks became chief executive officer. Mr. Brooks has served as president or in other executive office capacities and has been a director since the Company’s inception in December 1988, including service as chairman and CEO from inception until August 1993. He was a member of Clean Texas 2000, appointed by then Governor George W. Bush in 1995.

The Company’s board of directors elected Stephen W. Brooks as co-chief executive officer in December 1998 until July 2005 when he became vice chairman and chief operating officer. Mr. Brooks has served as its chief executive officer and has been a director since January 1996. Mr. Brooks has served as CEO and chairman of the board of Razorback Farms, Inc. from January 1996 to the present. Razorback Farms is a Springdale, Arkansas based firm that specializes in vegetables processing. Mr. Brooks also serves on the board of the Ozark Food Processors Association.

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

Robert A. Thayer was named by the board of directors to succeed Edward J. Lysen as chief financial officer in September 2005, at which time he was also named as a senior vice president. From October 2002 until September 2005, Mr. Thayer served as the assistant to AERT chairman Joe G. Brooks, during which time he had executive assignments in all aspects of AERT’s business including finance, operations, and administration. From January 1997 to October 2002, Mr. Thayer was a principal at Madison Research, Denison, Texas where he conducted independent financial research under contract to banks and financial publishers. From January 2001 to July 2002 he also served as Vice President of Finance for Asia Teletech Company, Ltd., a Thailand headquartered voice-over-internet company where he was responsible for raising the company’s startup capital. Prior to 1997, Mr. Thayer spent twenty-one years in the software and investment banking industries with financial, systems and executive responsibilities. He received a BA in Economics from the University of Colorado and studied graduate economics at the University of Wisconsin, Madison. Mr. Thayer is a Chartered Financial Analyst.

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

Jim Precht served as executive vice-president of sales and marketing for the Company since February 2001, and as senior vice president since September 2003. Mr. Precht was formerly general manager of Weyerhaeuser Building Materials’ Pittsburgh Customer Service Center with 32-years of industry experience.

Eric E. Barnes, who the board of directors appointed as chief accounting officer in September 2005, also heads up the AERT accounting and control team. Mr. Barnes joined AERT’s accounting department in November 1997 after graduating from the University of Arkansas with a BS in Accounting and an MA in Economics. He was named AERT’s controller in January 2000. Mr. Barnes is a Certified Public Accountant.

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

Sal Miwa has been an outside director of the Company since January 1994. He served as chairman of the board between December 1995 and December 1998, and as vice chairman from December 1998 through July 2005. From January 2005 to present, Mr. Miwa has been chairman of Greenstone Holdings, Inc.(OTC “GSHG”), a chemical technology company located in New York City primarily serving the building and construction industry. From July 2004 to December 2005, he was CEO of Greenstone Inc. of Delaware, a predecessor of Greenstone Holdings, Inc. From April 2000 to June 2004, he was COO and director of RealRead Inc., an online document service company. For more than 20 years Mr. Miwa has been engaged in various international businesses and serves on boards of several closely held family businesses around the world. He received his master’s degree in Aerospace Engineering from the Massachusetts Institute of Technology in 1981.

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

Michael M. Tull has served on the board of directors of the Company since December 1998. Mr. Tull has served since 1990 as the president and majority owner of Tull Sales Corporation, a manufacturer’s representative company, which professionally represents eight manufacturing companies and is responsible for the sales and marketing of those companies’ window and door related components in the southeastern United States. Mr. Tull serves on boards of several closely held family businesses. Additionally, he is a board of director member of Greenstone, Inc. and the National Wild Turkey Federation, which is one of the largest North American conservation organizations.

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

The audit committee of the board of directors consists of outside directors: Melinda Davis (chairman), Edward P. Carda, and Jerry B. Burkett. The audit committee is directly responsible for the engagement of the Company’s independent auditors and is responsible for approving the services performed by the Company’s independent auditors and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. The board of directors has determined that Melinda Davis qualifies as an audit committee financial expert; as such term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002. In addition, Melinda Davis, and the other members of the audit committee are independent, as that term is defined under the listing standards of the National Association of Securities Dealers.

The compensation committee consists of Samuel L. Milbank (chairman), Sal Miwa, Edward Carda, and Tim Kizer. The compensation committee establishes and administers the Company’s compensation and equity incentive plans on behalf of the board of directors and approves restricted stock grants thereunder.

The nominating committee consists of Jerry B. Burkett (chairman), Linda Davis, and Sal Miwa. The nominating committee evaluates the efforts of AERT and its board of directors to maintain effective corporate governance practices. The committee identifies candidates for election to the board of directors.

Code of Ethics

We adopted a Code of Business Conduct and Ethics applicable to all our directors and associates, including our chief executive officer, chief operating officer, chief financial officer and principal accounting officer or controller, which is a “code of ethics” as defined by applicable rules of the SEC. This code has been filed with the SEC as an exhibit to our Form 10-K for the fiscal year ended December 31, 2003, and is publicly available on our website at www.aertinc.com. A copy may also be obtained upon written request to our secretary, Marjorie S. Brooks, Post Office Box 1237, Springdale, Arkansas 72765. If we make any amendments to this code other than technical, administrative or other non-substantive amendments or grant any waivers, including implicit waivers, from a provision of this code that applies to our chief executive officer, chief financial officer or principal accounting officer or controller and relates to an element of the SEC’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires AERT’s executive officers and directors, and persons who own more than ten-percent of a registered class of the Company’s securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all forms filed pursuant to Section 16(a). Based on a review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 4 or Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 2006; all Section 16(a) filing requirements were met.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 annual meeting of stockholders.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

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

/s/  STEPHEN W. BROOKS
Stephen W. Brooks,
Vice Chairman and Chief Operating Officer

/s/  ROBERT A. THAYER
Robert A. Thayer,
Senior Vice President and Chief Financial Officer

Date: March 16, 2007

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

Signature	Title	Date

/s/ JOE G. BROOKS Joe G. Brooks	Chairman, Chief Executive Officer and president	March 16, 2007

/s/ STEPHEN W. BROOKS Stephen W. Brooks	Vice Chairman and Chief Operating Officer	March 16, 2007

/s/ MARJORIE S. BROOKS Marjorie S. Brooks	Secretary, treasurer and director	March 16, 2007

/s/ JERRY B. BURKETT Jerry B. Burkett	Director	March 16, 2007

Signature	Title	Date

/s/ EDWARD P. CARDA Edward P. Carda	Director	March 16, 2007

/s/ MELINDA DAVIS Melinda Davis	Director	March 16, 2007

/s/ TIM W. KIZER Tim W. Kizer	Director	March 16, 2007

/s/ SAMUEL L. ‘TONY” MILBANK Samuel L. ‘‘Tony” Milbank	Director	March 16, 2007

/s/ SAL MIWA Sal Miwa	Director	March 16, 2007

/s/ JIM ROBASON Jim Robason	Director	March 16, 2007

/s/ MICHAEL M. TULL Michael M. Tull	Director	March 16, 2007

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Environmental Recycling Technologies, Inc.

We have audited the balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Environmental Recycling Technologies, Inc’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Advanced Environmental Recycling Technologies, Inc’s internal control over financial reporting and an opinion that Advanced Environmental Recycling Technologies, Inc had not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/  TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Fayetteville, Arkansas
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Environmental Recycling Technologies, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Advanced Environmental Recycling Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: 1) the Company did not have a process in place to assess potential impairment of fixed assets. Without a formal, periodic assessment process, material overstatements of the net book value of fixed assets could remain undetected. 2) the Company’s inventory costing system was not adequately documented nor were there adequate procedures for an independent review of the costing analysis to ensure completeness and accuracy of the calculated costs. Without a formally documented, approved costing process, combined with an independent review of the spreadsheet inputs and formulas used to calculate inventory costs, material misstatements of inventory and cost of goods sold could remain undetected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 16, 2007 on those financial statements.

In our opinion, management’s assessment that Advanced Environmental Recycling Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Advanced Environmental Recycling Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/  TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Fayetteville, Arkansas
March 16, 2007

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,164,532	$1,748,023
Restricted cash	787,191	668,344
Trade accounts receivable, net of allowance of $374,894 at December 31, 2006 and $420,319 at December 31, 2005	3,789,302	2,865,386
Other accounts receivable	760,970	128,315
Inventories	14,515,845	9,748,743
Prepaid expenses	1,018,657	706,301
Deferred tax asset	1,163,017	2,036,962

Total current assets	24,199,514	17,902,074

Land, buildings and equipment:
Land	1,988,638	1,986,033
Buildings and leasehold improvements	5,979,223	5,717,054
Machinery and equipment	39,475,682	35,647,614
Transportation equipment	1,243,556	970,204
Office equipment	801,231	770,803
Construction in progress	14,762,153	8,997,223

	64,250,483	54,088,931
Less accumulated depreciation	26,728,540	23,002,809

Net land, buildings and equipment	37,521,943	31,086,122

Other assets:
Deferred tax asset	4,293,912	2,597,920
Debt issuance costs, net of accumulated amortization of $790,532 at December 31, 2006 and $549,256 at December 31, 2005	2,814,390	3,055,666
Debt service reserve fund	2,040,000	2,110,881
Restricted certificate of deposit	829,961	—
Other assets, net of accumulated amortization of $392,736 at December 31, 2006 and $364,163 at December 31, 2005	350,246	200,010
Total other assets	10,328,509	7,964,477

Total assets	$72,049,966	$56,952,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$10,861,648	$10,508,451
Accounts payable — related parties	494,831	3,006,306
Current maturities of long-term debt	1,673,612	938,704
Accrued payroll expense	575,782	668,485
Litigation loss payable	655,769	655,769
Other accrued liabilities	1,933,821	1,712,217
Line of credit	10,060,000	—
Notes payable — related parties	1,000,000	746,775
Notes payable — other	410,181	352,406

Total current liabilities	27,665,644	18,589,113

Long-term debt, less current maturities	16,827,717	17,010,889

Accrued premium on convertible preferred stock	—	235,367

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.01 par value; 75,000,000 shares authorized;
43,041,164 and 37,651,369 shares issued and outstanding at December 31, 2006 and 2005, respectively	430,412	376,514
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2006 and 2005	14,655	14,655
Warrants outstanding; 4,606,132 at December 31, 2006 and 9,176,242 at December 31, 2005	2,519,389	4,489,419
Additional paid-in capital	37,891,274	31,340,363
Accumulated deficit	(13,299,125)	(15,103,647)

Total stockholders’ equity	27,556,605	21,117,304

Total liabilities and stockholders’ equity	$72,049,966	$56,952,673

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Net sales	$97,840,126	$87,312,560	$63,637,285
Cost of goods sold	77,594,965	66,389,964	48,963,166

Gross margin	20,245,161	20,922,596	14,674,119
Selling and administrative costs	16,407,400	14,595,854	11,099,911
Research and development	285,858	110,134	97,207

	16,693,258	14,705,988	11,197,118

Operating income	3,551,903	6,216,608	3,477,001
Other income (expense):
Insurance proceeds related to lost income	—	—	8,720
Net litigation contingency	—	(610,206)	—
Gain (loss) on disposition of equipment	58,285	(26,122)	—
Interest income	202,724	90,908	5,324
Interest expense	(2,844,327)	(2,087,818)	(2,121,062)

	(2,583,318)	(2,633,238)	(2,107,018)

Income before extraordinary item, accrued premium on preferred stock and income taxes	968,585	3,583,370	1,369,983
Accrued premium on preferred stock	—	(235,367)	(276,000)

Income before extraordinary item and income taxes	968,585	3,348,003	1,093,983
Net income tax benefit	(835,937)	(4,449,682)	—

Income before extraordinary item	1,804,522	7,797,685	1,093,983
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	—	173,536
Net income applicable to common stock	$1,804,522	$7,797,685	$1,267,519

Income per share of common stock before extraordinary item (Basic)	$0.04	$0.22	$0.03

Income per share of common stock before extraordinary item (Diluted)	$0.04	$0.19	$0.03

Extraordinary gain per share of common stock (Basic)	—	—	$0.01

Extraordinary gain per share of common stock (Diluted)	—	—	$0.00

Income per share of common stock after extraordinary item (Basic)	$0.04	$0.22	$0.04

Income per share of common stock after extraordinary item (Diluted)	$0.04	$0.19	$0.03

Weighted average number of common shares outstanding (Basic)	41,990,150	35,861,060	31,815,067

Weighted average number of common shares outstanding (Diluted)	45,881,498	40,475,244	41,070,289

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

									Additional
	Preferred Stock		Class A Common Stock		Class B Common Stock		Warrants Outstanding		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Value	Capital	Deficit	Total

Balance — December 31, 2003	2,760	$2,760	29,275,147	$292,752	1,465,530	$14,655	16,580,722	$7,818,834	$24,988,295	$(24,168,851)	$8,948,445
Issuance of stock in payment of accrued premium on preferred stock	—	—	229,994	2,300	—	—	—	—	273,700	—	276,000
Exercise of stock options	—	—	837,400	8,374	—	—	—	—	560,751	—	569,125
Exercise of Consulting warrants	—	—	1,573,333	15,733	—	—	(1,573,606)	(849,741)	1,423,964	—	589,956
Exercise of Class I warrants			116,249	1,163	—	—	(116,249)	(51,549)	129,855	—	79,469
Net income	—	—	—	—	—	—	—	—	—	1,267,519	1,267,519

Balance — December 31, 2004	2,760	$2,760	32,032,123	$320,322	1,465,530	$14,655	14,890,867	$6,917,544	$27,376,565	$(22,901,332)	$11,730,514
Issuance of stock in payment of accrued premium on preferred stock	—	—	229,994	2,300	—	—	—	—	273,700	—	276,000
Exercise of stock options	—	—	387,600	3,876	—	—	—	—	203,200	—	207,076
Exercise of Consulting warrants	—	—	1,738,946	17,389	—	—	(2,016,332)	(1,120,815)	1,389,382	—	285,956
Expiration of Consulting warrants	—	—	—	—	—	—	(1,379,926)	(784,532)	784,532	—	—
Exercise of Class C warrants	—	—	325,000	3,250	—	—	(325,000)	(96,098)	442,223	—	349,375
Exercise of Series X warrants	—	—	6,564	66	—	—	(6,564)	(3,485)	11,296	—	7,877
Exercise of Class I warrants	—	—	21,142	211	—	—	(21,142)	(8,220)	24,604	—	16,595
Expiration of Class I warrants	—	—	—	—	—	—	(42,997)	(13,478)	13,478	—	—
Exercise of Series Z warrants	—	—	300,000	3,000	—	—	(300,000)	(106,898)	403,898	—	300,000
Exercise of Extension warrants	—	—	310,000	3,100	—	—	(310,000)	(183,310)	296,460	—	116,250
Expiration of Bonus warrants	—	—	—	—	—	—	(1,312,664)	(111,289)	111,289	—	—
Conversion of preferred stock	(2,760)	(2,760)	2,300,000	23,000	—	—	—	—	(20,240)	—	—
Deferred equity compensation for restricted stock	—	—	—	—	—	—	—	—	29,976	—	29,976
Net income	—	—	—	—	—	—	—	—	—	7,797,685	7,797,685

Balance — December 31, 2005	—	$—	37,651,369	$376,514	1,465,530	$14,655	9,176,242	$4,489,419	$31,340,363	$(15,103,647)	$21,117,304
Issuance of stock in payment of accrued premium on preferred stock	—	—	195,965	1,960	—	—	—	—	233,407	—	235,367
Exercise of stock options	—	—	741,000	7,410	—	—	—	—	443,245	—	450,655
Exercise of Class F warrants	—	—	987,040	9,870	—	—	(987,040)	(485,637)	1,077,861	—	602,094
Exercise of Class G warrants	—	—	2,987,040	29,870	—	—	(2,987,040)	(1,167,901)	3,886,107	—	2,748,076
Exercise of Series X warrants	—	—	478,750	4,788	—	—	(596,030)	(316,492)	711,704	—	400,000
Deferred equity compensation for restricted stock	—	—	—	—	—	—	—	—	198,587	—	198,587
Net income	—	—	—	—	—	—	—	—	—	1,804,522	1,804,522

Balance — December 31, 2006	—	$—	43,041,164	$430,412	1,465,530	$14,655	4,606,132	$2,519,389	$37,891,274	$(13,299,125)	$27,556,605

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income applicable to common stock	$1,804,522	$7,797,685	$1,267,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,083,638	4,176,523	4,086,811
Premium accrued on preferred stock	—	235,367	276,000
Provisions for returns	—	266,793	61,319
Deferred tax benefit	(822,047)	(4,634,882)	—
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	—	—	(173,536)
(Gain) loss on disposition of equipment	(58,285)	26,122	—
(Increase) decrease in other assets	(696,614)	192,683	67,765
(Increase) decrease in cash restricted for letter of credit and interest costs	(328,050)	42,708	(224,014)
Changes in current assets and current liabilities	(6,202,868)	(784,790)	65,361

Net cash provided by (used in) operating activities	(2,219,704)	7,318,209	5,427,225

Cash flows from investing activities:
Purchases of land, buildings and equipment	(6,841,889)	(5,907,695)	(5,868,218)
Proceeds from disposition of equipment	17,400	94,596	—
Insurance proceeds from involuntary disposition of property and equipment	—	—	669,012

Net cash used in investing activities	(6,824,489)	(5,813,099)	(5,199,206)

Cash flows from financing activities:
Net borrowings on line of credit	10,060,000	—	—
Proceeds from issuance of notes	3,303,225	1,900,000	2,050,000
Payments on notes	(5,861,763)	(4,200,749)	(3,804,520)
(Increase) decrease in cash restricted for payment of long-term debt	209,202	(31,417)	(2,708)
Increase (decrease) in outstanding advances on factored receivables	(2,450,788)	353,235	301,884
Debt acquisition costs	—	(19,821)	11,100
Proceeds from exercise of stock options and warrants, net	4,200,826	1,163,129	1,238,550

Net cash provided by (used in) financing activities	9,460,702	(835,623)	(205,694)

Increase in cash and cash equivalents	416,509	669,487	22,325
Cash and cash equivalents, beginning of period	1,748,023	1,078,536	1,056,211

Cash and cash equivalents, end of period	$2,164,532	$1,748,023	$1,078,536

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:	Description of the Company

Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, which have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, and decking under the trade names LifeCycle®, MoistureShield®, MoistureShield®CornerLoc®, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Premium Colors, MoistureShield® outdoor decking, and Basicstm outdoor decking. We operate manufacturing facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. We also operate a warehouse and reload complex in Lowell, Arkansas.

Note 2:	Summary of Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time of shipment or segregated and billed under a bill and hold agreement. The terms of this agreement qualify for revenue recognition under SAB 104. Sales are recorded net of discounts, rebates, and returns, which were $2,277,893 in 2006, $2,211,835 in 2005, and $1,519,811 in 2004.

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

	Year Ended December 31,
	2006	2005	2004

Receivables	$(1,556,571)	$(705,900)	$(463,724)
Inventories	(4,767,102)	(2,355,905)	(3,521,570)
Prepaid expenses and other	1,257,433	1,219,421	1,151,327
Accounts payable — trade and related parties	(1,265,529)	835,910	1,858,857
Accrued income taxes	(116,754)	117,200	—
Accrued liabilities	245,655	104,484	1,040,471

	$(6,202,868)	$(784,790)	$65,361

Cash paid for interest	$2,573,679	$2,458,323	$1,898,373

Cash paid for income taxes	$285,824	$68,000	$—

Supplemental Disclosures of Non-cash Investing and Financing Activities

	Year Ended December 31,
	2006	2005	2004

Notes payable for financing of insurance policies	$1,569,789	$1,339,084	$1,158,801
Accounts / notes payable for equipment	3,409,523	3,936,561	1,546,631
Accrued premium on preferred stock paid with Class A common stock	235,367	276,000	276,000

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments, those with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2006 and 2005, restricted cash included $523,194, and $426,984, respectively, that was restricted for payment of principal and interest on the Company’s bond payable (see Note 5: Notes Payable and Long-term Debt). Additionally, restricted cash at December 31, 2006 and 2005 included $263,998 and $241,360, respectively, which served as collateral for letters of credit with respect to purchases on credit from certain vendors.

Buildings and Equipment

Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 3 to 6 years and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for the years ended December 31, 2006, 2005 and 2004 was approximately $3.9 million, $4.1 million, and $4.1 million, respectively.

Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at December 31:

	2006	2005

Parts and supplies	$2,007,535	$1,694,867
Raw materials	5,072,734	4,846,576
Work in process	3,928,442	1,256,121
Finished goods	3,507,134	1,951,179

	$14,515,845	$9,748,743

Other Assets

Debt issuance costs are amortized over the term of the related debt. Amortization of debt issuance costs charged to interest expense was $241,276 for 2006 and $175,920 for 2005. The net costs for the preparation of patent applications of $93,012 and $121,586 as of December 31, 2006 and 2005, respectively, are amortized using the straight-line method over 17 years. Amortization expense for patents was $28,573 for each of 2006 and 2005. The amortization of intangible assets resulted in aggregate expense of $269,849 for 2006 and $204,493 for 2005. The debt service reserve fund is restricted for the life of the bonds payable (see Note 5: Notes Payable and Long-term Debt) for payment of principal and interest on the bonds in the case the Company is unable to make those payments. As a result of the judgment against the Company in the ACS lawsuit (see Note 12: Commitments and Contingencies), the Company purchased a certificate of deposit that is restricted for payment of any final judgment that may be levied after the appeals process is complete.

As of December 31, 2006 and December 31, 2005, the Company had the following amounts related to intangible assets:

	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Debt issuance costs	$3,604,922	$790,532	$3,604,922	$549,256
Patents	485,748	392,736	485,749	364,163

	$4,090,670	$1,183,268	$4,090,671	$913,419

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated
Amortization

2007	$289,983
2008	288,331
2009	283,376
2010	262,094
2011	254,803

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
			Before	After
			Extraordinary	Extraordinary
			Item	Item

Net income applicable to common stock(A)	$1,804,522	$7,797,685	$1,093,983	$1,267,519

Assumed exercise of stock options and warrants	6,231,993	11,160,603	18,196,164	18,196,164
Application of assumed proceeds toward repurchase of stock at average market price	(2,340,645)	(6,546,419)	(8,940,942)	(8,940,942)

Net additional shares issuable	3,891,348	4,614,184	9,255,222	9,255,222

Adjustment of shares outstanding:
Weighted average common shares outstanding	41,990,150	35,861,060	31,815,067	31,815,067
Net additional shares issuable	3,891,348	4,614,184	9,255,222	9,255,222

Adjusted shares outstanding(B)	45,881,498	40,475,244	41,070,289	41,070,289

Net income (loss) per common share — Diluted(A) divided by(B)	$0.04	$0.19	$0.03	$0.03

Antidilutive and/or non-exercisable options	275,000	682,500	1,256,000	1,256,000
Antidilutive and/or non-exercisable warrants	1,021,269	1,021,269	2,333,933	2,333,933

The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, as indicated in the above table. Those options and warrants were antidilutive and/or not exercisable during those periods. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

Concentration Risk

Credit Risk

The Company’s revenues are derived principally from a number of regional and national door and window manufacturers, regional building materials dealers and Weyerhaeuser, the Company’s primary decking customer. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. Weyerhaeuser is the only customer from which the Company derived more than 10% of its revenue. The following table presents sales to Weyerhaeuser and the percentage of gross sales that those sales represent.

	2006	2005	2004

Sales (in millions)	$81.1	$68.5	$54.2
% of total sales	81%	77%	82%

Cash and Cash Equivalents

The Company maintains bank accounts which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times, cash balances may be in excess of the FDIC insurance limit. The Company believes no significant concentrations of risk exist with respect to its cash.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and requires that cost to be recognized in the financial statements. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which includes interpretations that express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company adopted the provisions of this statement effective January 1, 2006, using the modified prospective method of transition provided in SFAS 123R. Under modified prospective application, this statement applies to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost for the unvested portion of awards at the effective date is to be recognized as the awards vest. The grant-date fair value of those awards is to be used to calculate compensation cost under SFAS 123R. The adoption of SFAS 123R did not have a material effect on the Company’s financial statements and related disclosures. In 2005, the Company modified its employee/director equity compensation policies to generally provide restricted stock awards rather than stock options. Restricted stock awards are expensed as earned as a portion of compensation costs.

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was approximately $1,785,467, $1,481,000, and $1,086,000, in 2006, 2005, and 2004, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $285,858, $110,134, and $97,207 in 2006, 2005, and 2004, respectively.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements and related disclosures.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the practice of quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on its financial statements and related disclosures.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material effect on its financial statements and related disclosures.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net income.

Note 3:	Related Party Transactions

Transfer of Receivables

During the first quarter of 2006, the Company accounted for transfers of receivables, with recourse, to a related party (Brooks Investment Co.) under the guidelines of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as transfers of receivables with recourse, and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Based on the requirements of SFAS 140, the receivables transferred to the related party with recourse were accounted for as a secured borrowing because the Company was not considered to have surrendered control over the transferred assets. Accounts payable-related parties and trade accounts receivable at December 31, 2005 included $2,450,788 to reflect these requirements. The Company discontinued the agreement with Brooks Investment Co. on March 31, 2006.

The terms of the agreement with Brooks Investment Co., controlled by Marjorie S. Brooks, allowed the Company to transfer certain of its trade receivables as collateral, which Brooks Investment Co. deemed acceptable, up to $4.0 million at any one time. Upon acceptance of a transfer of a receivable, Brooks Investment Co. remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, the Company remitted to Brooks Investment Co. 1.25% of the receivable as a factoring charge. The remaining receivable, less interest costs, which were based on the time period over which the receivable was outstanding, was remitted to the Company. The Company indemnified Brooks Investment Co. for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company’s customers. During 2006, the Company transferred an aggregate of approximately $28.6 million in receivables under this agreement. During 2005 and 2004, the Company transferred an aggregate of approximately $89.5 million and $65.9 million, respectively, in receivables under this agreement, none of which remains to be collected. Costs of $669,718 and $826,248 associated with the factoring agreement were included in selling and administrative costs at December 31, 2005 and 2004, respectively.

Commissions

The Company employs the services of a related party, Tull Sales, Inc., as an outside sales representative. Tull Sales is owned by Michael M. Tull, one of our directors. Commissions paid to Tull Sales were $786,971 in 2006, $677,794 in 2005, and $643,570 in 2004.

In addition to the related party transactions discussed above, Joe Brooks personally guarantees repayment of the Company’s automobile loans, which had a balance of $135,230 at December 31, 2006.

At December 31, 2006, accounts payable-related parties included the following amounts:

•	Sales commissions of $93,476 owed to Tull Sales Co., which is owned by Michael M. Tull, one of our directors, and director compensation of $3,750 owed to Mr. Tull,

•	Loan guarantee fees of $140,883, director fees of $3,750, equipment rental of $52,310 and miscellaneous charges of $20,216 owed to Marjorie S. Brooks, one of our directors, or companies controlled by her,

•	Deferred compensation of $42,038 and out-of-pocket expenses of $15,000 owed to Joe G. Brooks, our Chairman and CEO,

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Director compensation of $3,750 and consulting fees of $88,000 owed to Jim Robason, one of our directors, and

•	Other items owed to related parties of approximately $31,658.

Note 4:  Line of Credit

In January 2007, the Company renewed its $15.0 million bank line of credit. The line is a revolving credit facility maturing June 30, 2007, secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points. The maximum amount that may be drawn on the line at one time is $15.0 million. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks. The credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. The line of credit is expected to be renewed for one year at its June 30, 2007 maturity date.

Note 5:  Notes Payable and Long-Term Debt

Notes Payable — Related Parties

	2006	2005

Notes payable to related parties consisted of the following at December 31:
7% to 9.25% notes payable to Brooks Investment Company, which is controlled by Marjorie S. Brooks, an officer and director of the Company; unsecured; due on demand	$1,000,000	$746,775

Notes Payable — Other

	2006	2005

Notes payable — other, consisted of the following at December 31:
Various notes payable to finance insurance policies bearing interest at rates of 11.5% and 13.5%; secured by insurance policies	$398,181	$352,406
Other	12,000	—

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Long-term Debt

	2006	2005

Long-term debt, less current maturities consisted of the following at December 31:
7% bonds payable to Regions Bank; principal payable annually; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, pledged revenues, and a personal guarantee on $4 million of the outstanding balance by Marjorie S. Brooks, the major shareholder; maturing on October 1, 2017(a)	$12,100,000	$12,900,000
19.75% note payable to Allstate Insurance Company, secured by subordinated interest in the collateral securing the bonds payable; interest payable semiannually; principal due on October 1, 2017	2,600,000	2,600,000
Variable rate note payable bearing interest at the Wall Street Journal prime rate plus 1% (9.25% at December 31, 2006); secured by certain real estate and equipment purchased with proceeds from the note; maturing on September 28, 2009	1,925,679	1,932,000
Variable rate note payable bearing interest at LIBOR plus 3.1% (8.4% at December 31, 2006); secured by equipment purchased with proceeds from the note; maturing on May 1, 2009	1,623,092	446,522
Other	252,558	71,071

Total	18,501,329	17,949,593
Less current maturities	(1,673,612)	(938,704)

Long-term debt, less current maturities	$16,827,717	$17,010,889

(a)	The bond agreement contains financial covenants, which include a current ratio of not less than 1.00 to 1.00 and a requirement that not more than 10% of accounts payable be in excess of 75 days past the invoice date. The Company was not in compliance with these two covenants at December 31, 2006; however, the bond trustee waived these covenants as of December 31, 2006 through, and including, December 31, 2007.

The aggregate maturities of long-term debt as of December 31, 2006, are as follows:

Year	Amount

2007	$1,673,612
2008	1,675,373
2009	3,243,108
2010	1,107,863
2011	1,201,373
Thereafter	9,600,000

$18,501,329

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6:	Stockholders’ Equity

Preferred Stock

The Company issued 1,500 Series A preferred shares, 900 Series B preferred shares and 500 Series C preferred shares at a price of $1,000 per share in 1998. Such stock was purchased by the major stockholder, a 5% holder and accredited institutional investors. The preferred stock had an interest premium of 10% per year payable in cash or common stock. The Company converted $235,367, 276,000 and 276,000 of accrued premiums to common stock in 2006, 2005 and 2004, respectively. These transactions are considered non-cash financing activities for statement of cash flow purposes.

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

Warrants

The Company has reserved 4,606,132 shares of the Company’s Class A common stock for issuance under warrant agreements.

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

Class F Warrants

In May 1994, the Company completed a private placement offering at market price to certain bridge note holders and affiliated stockholders, including Marjorie S. Brooks, an officer and director of the Company. As part of the private placement, 3,468,400 shares of Class A common stock, 3,468,400 Class F warrants, and 3,468,400 Class G warrants (see below) were issued. Net offering proceeds of approximately $2,065,000 consisted of $2,020,000 conversion of debt and accrued interest and $45,000 in cash. In 1999, 350,864 Class F warrants were exercised at a price of $0.61 per share, resulting in proceeds of $214,027. The remaining 987,040 Class F warrants were exercised at a price of $0.61 per share, resulting in proceeds of $602,094.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Class G Warrants

In 1999, 481,810 Class G warrants were exercised at prices ranging from $0.91 to $0.92 per share, resulting in proceeds of $441,956. The remaining 2,987,040 warrants were exercised at a price of $0.92 per share, resulting in proceeds of $2,748,077.

Class H Warrants

In 1995, in connection with a note payable to Marjorie S. Brooks and accounts payable to a company controlled by her (see Note 3), the Company’s Board of Directors authorized the issuance of up to 2,000,000 Class H warrants on a one-for-one basis for each dollar advanced under the agreement and having an exercise price equal to the per share market value of the Company’s Class A common stock on the date of such advances. The warrants were exercisable at prices from $0.39 to $0.49 per share of Class A common stock for each Class H warrant exercised. In 2000, 228,208 shares of Class H warrants were exercised at prices ranging from $0.39 to $0.49 per share, resulting in proceeds of $100,000. The remaining 1,771,792 Class H warrants were exercised at an average price of $0.47 per share, resulting in proceeds of $834,106.

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the exercises and expirations of Class I warrants and the proceeds received for those exercises:

	Class I			Class I
	Warrants	Range of Exercise	Proceeds	Warrants
	Exercised	Prices	Received	Expired

2005	21,142	$0.5613 to $0.9375	$16,596	42,997
2004	116,249	$0.31 to $1.125	79,469	—
2002	95,107	$0.31 to $1.125	62,881	—
2001	56,727	$0.31 to $1.125	34,548	—
1999	29,367	$0.9375	27,532	42,866

Series X and Series Y Warrants Issued in Connection with Preferred Stock

In connection with the issuance of preferred stock in 1998, 2,416,665 Series X warrants and 1,021,269 Series Y warrants were issued. The warrants are exercisable at $1.20 and $2.50 per share, respectively. Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. The expiration date of the warrants was extended from November 2005 to November 2007. In 2002, 1,000 Series X warrants were exercised at a price of $1.20 per share, resulting in proceeds of $1,200. In 2006, 333,333 Series X warrants were exercised at a price of $1.20, resulting in proceeds of $400,000. Also in 2006, 8325 Series X warrants were exercised using the cashless exercise feature, resulting in an issuance of 5,418 shares of stock.

Series X and Series Y Warrants to Placement Agent

The Series A preferred stock shares were placed through a placement agent. The placement agent and certain officers of the placement agent were given Series X warrants to purchase, in the aggregate, 278.33 shares of the Company’s common stock for each $1,000 of purchase price (417,495 shares) and Series Y warrants to purchase, in the aggregate, 102.7 shares of the Company’s common stock for each $1,000 of purchase price (154,050 shares). The Series X warrants were originally exercisable for a period of six years from the first anniversary of the date of issuance at a price per share equal to $1.20 and the Series Y warrants were originally exercisable for a period of five years from the second anniversary of the date of issuance at a price per share equal to $2.50. The exercise period for both the Series X and Series Y warrants was extended by two years. No placement agent was used for the Series B and C preferred stock. In 2005, 6,564 Series X warrants were exercised at $1.20, resulting in proceeds of $7,877. In 2006, 254,372 Series X warrants were exercised using the cashless exercise feature, resulting in an issuance of 139,999 shares of stock.

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Consulting and Placement Warrants

In 1997 and 1998, the Company obtained bridge financing of $3.2 million. In connection with the financing, 6,314,926 Consulting warrants and 378,895 Placement warrants were issued at an exercise price of $0.375. The expiration dates for all warrants were extended by two years in 2002. Since the issuance of the warrants, all of the Consulting and Placement warrants were either exercised or expired, as shown in the table below.

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

At December 31, 2006, the Company had warrants outstanding as follows:

	Warrants
	Outstanding	Weighted		Warrants
	for Class A	Average	Expiration	Exercised
	Common Stock	Exercise Price	Date	in 2006

Class F warrants	—	$0.61	06/06/06	987,040
Class G warrants	—	0.92	06/06/06	2,987,040
Class H warrant	1,771,792	0.47	02/21/07	—
Series X warrants	1,664,832	1.20	11/10/07	333,333
Series Y warrants	867,500	2.50	11/10/07	—
Series X warrants — placement agent	148,239	1.20	11/10/07	262,697
Series Y warrants — placement agent	153,769	2.50	11/10/07	—

Totals	4,606,132	$1.21		4,570,110

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Note 7:	Stock Option Plans

The Company’s stock option plans (the 1997 Plan, 1994 Plan, Director Plan, Chairman Plan and the 1989 Plan, collectively “the Plans”) authorize the issuance of 7,600,000 shares of the Company’s Class A common stock to its directors, employees and outside consultants. The option price of the stock options awarded must be at least equal to the market value of the Class A common stock on the date of grant. Stock options may not be granted to an individual to the extent that in any calendar year in which options first become exercisable, the shares subject to options first exercisable in such year have a fair market value on the date of grant in excess of $100,000. No option may be outstanding for more than ten years after its grant. The purpose of the Plans is to enable the Company to encourage key employees, directors and outside consultants to contribute to the success of the Company by granting such persons incentive stock options (ISOs) and/or non-incentive stock options (nonqualified stock options). The ISOs are available for employees only. In order to provide for disinterested administration of the Plans for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, the Director Plan also provides that outside directors will automatically receive annual awards of nonqualified stock options; however, no more options will be issued from the Director Plan, as all options authorized for issuance under the Director Plan have been issued, and the Company has adopted a separate non-employee director equity incentive plan (see Note 8).

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

Also, in June 1994, stockholders of the Company approved the Chairman Stock Option Plan. This plan provided for a grant of options to purchase up to 500,000 shares of the Company’s Class A common stock. Those options have all been issued.

In July 1997, stockholders of the Company approved the adoption of the Advanced Environmental Recycling Technologies, Inc. 1997 Securities Plan (the 1997 Plan). The 1997 Plan provides for certain awards to be given to senior and executive management of the Company to encourage and reward superior

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

A summary of the activity in the Company’s stock option plans during the years ended December 31, 2006, 2005, and 2004, follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	3,688,130	$1.01	4,595,230	$1.06	5,742,630	$1.01
Granted	—	—	—	—	175,000	1.22
Exercised	(791,000)	0.60	(377,600)	0.49	(837,400)	0.76
Forfeited	(25,000)	2.00	(529,500)	1.79	(485,000)	1.06

Outstanding, end of year	2,872,130	$1.09	3,688,130	$1.01	4,595,230	$1.06

Exercisable, end of year	2,872,130	$1.09	3,638,130	$1.01	4,395,230	$1.02

The following table summarizes information about stock options outstanding under the Company’s stock option plans as of December 31, 2006. All options were exercisable at December 31, 2006.

	Options Outstanding and Exercisable
		Wtd. Avg.	Wtd. Avg.
	Number	Remaining	Exercise
Range of Exercise Prices	at 12/31/06	Contract Life	Price

$0.38 - $0.47	511,667	0.40 years	$0.42
$0.56 - $1.00	1,052,963	1.05 years	0.66
$1.10 - $1.75	800,000	3.50 years	1.24
$2.25 - $2.75	507,500	2.68 years	$2.45

	2,872,130	1.91 years	$1.09

The weighted-average fair value of options granted during 2004 was $0.93.

Note 8:	Equity Incentive Plans

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The stock available for awards under the Associate Plan are shares of the Company’s authorized but unissued, or reacquired, common stock. The aggregate number of shares which may be issued pursuant to awards granted under the Associate Plan may not exceed 1,500,000 shares of common stock. In the event that any outstanding award for any reason expires, is forfeited or is terminated, the shares of common stock allocable to the unvested portion of the award will again be available for awards under the Associate Plan as if no award had been granted with respect to such shares.

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

In 2006, seventeen associates were granted a total of 225,000 shares of restricted stock pursuant to the Associate Plan. In 2005, one employee was granted 50,000 shares under the plan. The total dollar value of the 2006 and 2005 awards was $708,750 and $78,750, respectively, and was initially recorded as deferred equity compensation. The value of the awards is amortized over the vesting period of the awards and charged to compensation expense.

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The major terms of the restricted stock awards are as follows:

(a) Restricted Stock Awards.  Effective as of the third business day each year following the earlier of (i) the Company’s announcement by press release or other widely disseminated means of its results of operations (including both definitive revenue, net income, and earnings per share data) for the preceding fiscal year of the Company, or (ii) the Company’s filing with the Securities and Exchange Commission of its Annual Report on Form 10-K for the preceding fiscal year of the Company, each eligible director then serving shall be granted pursuant hereto, in consideration of his or her services as a director to that point and as an inducement to further services in such capacity, a restricted stock award equal to the number of shares of common stock determined by dividing thirty thousand dollars ($30,000) by the fair market value, which for such purposes shall be deemed to be the average closing sale price of the common stock over the 50-business day period immediately preceding the effective date of such awards, to vest (and prior thereto shall be subject to a restricted period as defined herein) over a three-year period, with 20% of a particular award vesting on the first anniversary thereof, an additional 30% of such award (50% cumulatively) vesting on the second anniversary of the award, and the 50% balance of the award vesting on the third anniversary of the award; provided, however, as an inducement for new directors to serve, in the event new non-employee directors are elected or added to the board after the date of the annual award in any fiscal year, such new directors will be entitled to an initial restricted stock award equal to a pro rated (by fiscal quarters) portion of the usual $30,000 annual award, such that the new director will be credited for such pro rating purposes with one fiscal quarter of service for every fiscal quarter of the Company, or any portion thereof, during which such person will serve as a director in such initial fiscal year of service, divided in such case by the average closing sale price of the common stock over the 50-business day period immediately preceding such new director’s election or appointment to the board of directors. Such initial restricted stock awards to new directors shall vest over a three-year period in the same manner as other awards pursuant to the Director Plan.

(b) Termination of Participant’s Continuous Service.  In the event a participant’s continuous service as a director terminates for any reason, the Company may exercise its right of repurchase or otherwise reacquire, or the participant shall forfeit unvested shares acquired in consideration of services performed or performable.

In 2006, nine directors were each granted 15,000 shares of restricted stock pursuant to the Director Plan, for a total of 135,000 shares. In 2005, seven directors were each granted 20,848 shares pursuant to the Director Plan, and two directors were each granted 11,278 shares for a total of 168,492 shares. The total dollar value of the 2006 and 2005 awards was $270,000 and $240,000, respectively, and was initially recorded as deferred equity compensation. The value of the awards is amortized over the vesting period of the awards and charged to director compensation expense.

Note 9:	Leases

In February 2006, AERT entered into an operating lease contract whereby it has agreed to lease up to $3 million of equipment for seven years. In July 2006 the amount of the lease line was increased to $6 million. Lease payments are expected to begin in the second quarter of 2007. Until that time, interim interest payments

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

are being made on the amount of equipment subject to the lease that has been purchased by the leasing company, which totaled approximately $4.1 million at December 31, 2007.

At December 31, 2006, the Company was obligated under various operating leases covering certain buildings and equipment. Rent expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $3,688,178, $3,381,404 and $2,053,051, respectively. These amounts for rent expense are considerably higher than the future minimum lease payments each year shown in the table below due to many of our operating equipment leases having a duration of less than one year.

Future minimum lease payments required under operating leases as of December 31, 2006, are as follows:

Year	Amount

2007	$2,308,399
2008	1,920,146
2009	1,361,513
2010	1,128,096
2011	1,109,542
Thereafter	759,918

Total minimum payments required	$8,587,614

Note 10:	Income Taxes

The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$14,639	$80,000	$—
State	—	105,200	—

	14,639	185,200	—

Deferred:
Federal	(645,696)	(4,823,917)	—
State	(204,880)	189,035	—

	(850,576)	(4,634,882)	—

Net income tax benefit	$(835,937)	$(4,449,682)	$—

The Company generated net operating losses for income tax purposes in 2004, so there was no current tax provision for that year. Additionally, the excess of our deferred tax assets over our deferred tax liabilities was offset by a valuation allowance, resulting in no deferred tax benefit for that year.

The income tax provision for 2004 differs from the amount computed by applying the US federal statutory rate of 34% to income before income taxes due primarily to changes in the valuation allowance. The

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

income tax benefits for 2006 and 2005 differ from the amounts computed by applying the US federal statutory rate of 34% to income taxes as a result of the following:

	2006		2005
	Amount	Percent	Amount	Percent

Income tax at the U.S. federal statutory rate	$329,319	34.0	$1,138,321	34.0
Net operating loss carryforwards	(25,664)	(2.6)	(1,024,489)	(30.6)
State income taxes	—	0.0	105,200	3.1
Net reversal of valuation allowance	—	0.0	(4,634,882)	(138.4)
Update estimate for 2005 deferred taxes	(796,907)	(82.3)
Stock option exercises	(349,561)	(36.1)
Other	6,876	0.7	(33,832)	(1.0)

	$(835,937)	(86.3)	$(4,449,682)	(132.9)

The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

	2006		2005		2004

Deferred tax assets —	Current	Long-Term	Current	Long-Term
Net operating loss carryforwards	$1,394,000	$6,068,918	$2,036,962	$5,193,366	$8,794,000
Alternative minimum tax credit carryforward	—	70,308	—	64,000	—
Allowance for sales returns	147,408	—	—	—	—
Accrued expenses	22,145	239,933	—	—	—
Valuation allowance	—	—	—	—	(8,121,000)

Total deferred tax assets	1,563,553	6,379,159	2,036,962	5,257,366	673,000

Deferred tax liability —
Depreciation	—	2,085,247	—	2,659,446	673,000
Prepaid expenses	400,536	—	—	—	—

Total deferred tax liabilities	400,536	2,085,247	—	2,659,446	673,000

Net deferred tax	$1,163,017	$4,293,912	$2,036,962	$2,597,920	$—

As of December 31, 2006, the Company had net operating loss carryforwards of approximately $21.9 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2014 through 2024. As the Company generated net operating losses from its inception through 2000, and there was no assurance that it would be able to utilize its net operating loss carryforwards, a valuation allowance was established in 2004 to recognize its deferred tax assets only to the extent of its deferred tax liabilities, as discussed above. The Company evaluated the need for a valuation allowance as of December 31, 2006 and 2005, and in each year determined it is more likely than not that it will generate enough taxable income to fully utilize the net operating loss carryforwards prior to their expiration. In eliminating the valuation allowance, the Company recorded a deferred tax asset of $7.3 million in 2005 for its net operating loss carryforwards, reduced by a deferred tax liability of approximately $2.7 million for the difference between its net property, plant and equipment for income tax purposes and financial reporting purposes. The current portion of the net operating loss carryforward represents the portion that we expect to utilize in the subsequent year. The net impact of eliminating the valuation allowance is reflected as an income tax benefit on the statement of operations for the year ended December 31, 2005.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11:	Extraordinary Item

On March 28, 2003, the Company had an accidental fire at the Junction, Texas plant. The Company was given permission to begin demolition and the rebuilding of a portion of the production facility in April 2003. The initial restoration project, completed in May 2003, included the rebuild of one extrusion line that had been partially damaged, electrical system replacement, and roof replacement. The rebuild of the second extrusion line was completed in April 2004. The Junction plant is fully insured for fire damage and business interruption. The Company received $6.0 million in insurance proceeds related to this incident.

Due to the Junction facility fire, gross assets were written down by approximately $4.91 million, along with the associated accumulated depreciation on those assets in the amount of $3.96 million, resulting in a net book value decrease in assets of about $950,000. Approximately $6.4 million was invested in reconstructing the Junction facility. Insurance proceeds received to reimburse costs incurred to reconstruct the facility resulted in a gain of $173,536 for the year ended December 31, 2004. Additionally, the Company recorded $11,213 in business interruption insurance during 2004, including $8,720 to replace lost income and $2,493 to cover fixed expenses.

Note 12:	Commitments and Contingencies

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

Advanced Control Solutions

On March 3, 2006, a Benton County Circuit Court jury found AERT liable for $655,769 in damages to Advanced Control Solutions (“ACS”) for future business opportunities that ACS alleges it lost when AERT discontinued using ACS programming and electrical contractor services and for missing equipment. The jury

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

found that AERT also interfered with certain non-compete provisions of an employment agreement between ACS and an employee by hiring the employee after he had been terminated by ACS in December 2003. The jury also awarded AERT judgment against ACS for approximately $45,000 for ACS’s failure to complete a programming contract. AERT has begun the appeal process at the Arkansas Supreme Court of Appeals, which we expect to take up to two years to resolve.

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

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibit

3.1		Certificate of Incorporation, including Certificate of Amendment filed on June 12, 1989(a), and Certificate of Amendment filed on August 22, 1989(b), and Certificate of Amendment filed on December 29, 1999
3.2		Certificate of Designation of Class B common stock.(a)
3.3		Bylaws of Registrant.(a)
3.4		Form of Class A common stock Certificate.(c)
4	.2.1	Form of Class B common stock Certificate.(a)
4.8		Form of Class C Warrant Certificate.(h)
4.9		Form of Class D Warrant Certificate.(h)
4.10		Form of Class E Warrant Certificate.(h)
4.11		Form of Class F Warrant Certificate.(i)
4.12		Form of Class G Warrant Certificate.(i)
4.13		Form of Class H Warrant Certificate.(j)
4.14		Form of Class I Warrant Certificate.(j)
4.15		Form of Class J Warrant Certificate.(j)
4.16		Form of Class K Warrant Certificate.(j)
10.1		Private Placement Agreement.(l)
10.2		Consulting Agreement.(l)
10.3		Note Purchase Agreement.(l)
10.4		Form of Notes.(l)
10.5		Form of Private Placement Warrants.(l)
10.6		Form of Consulting Warrants.(l)
10.9		Form of Right of Refusal Agreement among Class B common stockholders.(a)
10.10		1989 Stock Option plan.(a)
10.11		Form of Escrow Agreement with American Stock Transfer & Trust Company.(c)
10.15		Lease Agreement dated June 1, 1990 between the Registrant and J’s Feed, Inc. for the Registrant’s plastics reclamation facility.(e)
10.18		Loan Agreement with City of Rogers, arranged through Arkansas Industrial Development Commission.(f)
10.19		Lease Agreement dated June 15, 1992 between the Registrant and George’s, Inc. for the Registrant’s corporate office facility.(g)
10.20		Factoring Agreement dated April 30, 1993 between the Registrant and Brooks Investment Company.(g)
10.21		Private Placement Distribution Agreement dated September 23, 1993 between the Registrant and Berkshire International Finance, Inc.(g)
10.22		Lease Agreement dated June 16, 1994 between Registrant and Marjorie S. Brooks.(i)
10.27		Line of Credit Promissory Note payable to Jim G. Brooks and Marjorie S. Brooks.(i)
10.28		Amended and Restated Stock Option Plan.(i)
10.29		Non-Employee Director Stock Option Plan.(i)
10.30		Chairman Stock Option Plan.(i)
10.31		Factoring Agreement dated April 30, 1994 between the Registrant and Brooks Investment Company.(i)
10.32		Lease agreement dated July 29, 1997 between Registrant and Dwain A. Newman, et ux., and National Home Center, Inc.(k)
10.33		Securities Purchase Agreement.(m)
10.34		Certificate of Designation of Series A Preferred Convertible Stock.(m)
10.35		Certificate of Designation of Series B Preferred Convertible Stock.(m)

Exhibit
No.		Description of Exhibit

10.36		Certificate of Designation of Series C Preferred Convertible Stock.(m)
10.37		Form of Series X Warrants.(m)
10.38		Form of Series Y Warrants.(m)
10.39		Registration Rights Agreement.(m)
10.40		Placement Agency Agreement.(m)
10.41		Indenture of Trust between City of Springdale and Regions Bank, Trustee, as of October 1, 2003.(n)
10.42		Mortgage and Loan Agreement between City of Springdale and Company, as of October 1, 2003.(n)
10.43		Assignment of Mortgage and Loan Agreement between City of Springdale and Regions Bank.(n)
10.44		Note Purchase Agreement between Company and Allstate Insurance Company dated October 9, 2003.(n)
10.45		Promissory Note made by Company dated October 9, 2003.(n)
10.46		Wood-Plastic Composite Decking Agreement between AERT and Weyerhaeuser Company, et al. effective October 12, 2004.* (Redacted in accordance with confidential treatment request, as filed October 18, 2005)(o)(p)
10	.46.1	Wood-Plastic Composite Decking Agreement between AERT and Weyerhaeuser Company, et al. effective October 12, 2004.* (Redacted in accordance with confidential treatment request, as filed October 15, 2005)(q)
10.47		Loan Agreement.(r)
10.48		Promissory Note.(r)
10.49		Loan Agreement.(s)
10.50		Promissory Note.(s)
23.1		Consent of Independent Registered Public Accounting Firm.***
31.1		Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman, chief executive officer and president.***
31.2		Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief operating officer.***
31.3		Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer.***
32.1		Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman, chief executive officer and president.***
32.2		Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief operating officer.***
32.3		Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer.***

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of this agreement. The confidential portions were filed separately with the Commission.

The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.

***	Filed herewith.

(a)	Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Filed with Form 10-K for December 31, 1989.

(e)	Filed with Form 10-K for December 31, 1990.

(f)	Contained in Exhibits to Post Effective Amendment No. 1 to Registration Statement on Form S-1, No. 33-29593, filed December 24, 1991.

(g)	Filed with Form 10-K for December 31, 1992.

(h)	Filed with Form 10-K for December 31, 1994.

(j)	Filed with Form 10-K for December 31, 1996. [EX-4.13, 4.14, 4.15, and 4.16]

(k)	Filed with Form 10-K for December 31, 1997. [EX-10.32]

(l)	Contained in Exhibits to Registration Statement on Form S-3, No. 333-42555 filed December 18, 1997. [EX-10.1, 10.2, 10.3, 10.4, 10.5, 10.6]

(m)	Filed with Form 10-K for December 31, 1998. [EX-10.33, 10.34, 10.35, 10.36, 10.37, 10.38, 10.39 and 10.40]

(n)	Filed with Form 10-Q for September 30, 2003.

(o)	Filed with Form 10-Q for September 30, 2004.

(p)	Filed with Form 10-Q for June 30, 2005.

(q)	Filed with Form 10-Q/A for September 30, 2004.

(r)	Filed with Form 10-Q for September 30, 2005.

(s)	Filed with Form 10-Q for September 30, 2006.