Form 10-K/A
period 2006-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2007-04-13
CIK 849706

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

Explanatory Note
Purpose of the re-filing is to modify certain certifications made by the officers of the company.

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

Date: April 13, 2007

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

Signature	Title	Date

/s/ JOE G. BROOKS Joe G. Brooks	Chairman, Chief Executive Officer and president	April 13, 2007

/s/ STEPHEN W. BROOKS Stephen W. Brooks	Vice Chairman and Chief Operating Officer	April 13, 2007

/s/ MARJORIE S. BROOKS Marjorie S. Brooks	Secretary, treasurer and director	April 13, 2007

/s/ JERRY B. BURKETT Jerry B. Burkett	Director	April 13, 2007

Signature	Title	Date

/s/ EDWARD P. CARDA Edward P. Carda	Director	April 13, 2007

/s/ MELINDA DAVIS Melinda Davis	Director	April 13, 2007

/s/ TIM W. KIZER Tim W. Kizer	Director	April 13, 2007

/s/ SAMUEL L. ‘TONY” MILBANK Samuel L. ‘‘Tony” Milbank	Director	April 13, 2007

/s/ SAL MIWA Sal Miwa	Director	April 13, 2007

/s/ JIM ROBASON Jim Robason	Director	April 13, 2007

/s/ MICHAEL M. TULL Michael M. Tull	Director	April 13, 2007

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