Form 10-K/A
period 2006-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2007-04-30
CIK 849706

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

The audit committee of the board of directors consists of outside directors: Melinda Davis (chairman), Edward P. Carda, and Jerry B. Burkett. The audit committee is directly responsible for the engagement of the Company’s independent auditors, approving the services performed by the Company’s independent auditors, overseeing the accounting and financial reporting processes of the Company and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. The board of directors has determined that Melinda Davis qualifies as an audit committee financial expert, as such term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002. In addition, Melinda Davis, and the other members of the audit committee are independent, as that term is defined under the listing standards of the National Association of Securities Dealers.

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

Code of Ethics

We adopted a Code of Business Conduct and Ethics applicable to all our directors and associates, including our principal executive officer, chief operating officer, principal financial officer and principal accounting officer or controller, which is a “code of ethics” as defined by applicable rules of the SEC. This code has been filed with the SEC as an exhibit to our Form 10-K for the fiscal year ended December 31, 2003, and is publicly available on our website at www.aertinc.com. A copy may also be obtained, without charge, upon written request to our secretary, Marjorie S. Brooks, Post Office Box 1237, Springdale, Arkansas 72765. If we make any amendments to this code other than technical, administrative or other non-substantive amendments or grant any waivers, including implicit waivers, from a provision of this code that applies to our principal executive officer, principal financial officer or principal accounting officer or controller and relates to an element of the SEC’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

AERT’s executive compensation program is designed to achieve the Company’s goal of attracting, developing and retaining business leaders who can drive financial and strategic growth objectives that are intended to maximize long-term shareholder value. Compensation levels are set to reflect competitive market practices, as well as Company and individual performance. The Compensation Committee of the Board of Directors (the “Committee”) has established the following guiding principles for the Company’s executive compensation programs:

•	Competitiveness — All components of compensation should be set competitively as compared against appropriate peer companies so that the Company can continue to attract, retain and motivate high performing executive talent.

•	Pay for Performance — All components of compensation should be tied to the performance of the individual executive officer, his or her specific business unit or function, and the Company overall.

•	Accountability for Short- and Long-Term Performance — Annual performance bonuses and long-term incentives should reward an appropriate balance of short-and long-term financial and strategic business results, with an emphasis on managing the business for the long-term.

•	Alignment to Shareholders’ Interests — Long-term incentives should align decision making with the interests of the Company’s shareholders.

Compensation Philosophy and Objectives

The Company’s executive compensation program is designed to:

•	Attract, motivate and retain executive officers who can make significant contributions to the Company’s long-term success;

•	Align the interests of executive officers with those of shareholders; and

•	Place a significant portion of an executive officer’s total compensation at risk by tying it to the Company’s financial performance.

Role of Executive Officers in Compensation Decisions

To assist it in making compensation decisions, the Committee reviews compensation tally sheets, prepared by management, which present comprehensive data on the total compensation and benefits package for each of the Company’s executive officers. These tally sheets include all obligations for present and projected future compensation, as well as analyses for hypothetical terminations and retirements to consider the Company’s obligations under such circumstances. Additionally, the Committee partially relies on recommendations by the CEO regarding compensation of the other executive officers and key management employees.

Setting Executive Compensation

The Committee establishes and periodically reviews AERT’s compensation philosophy and the adequacy of compensation plans and programs for directors, executive officers and other AERT employees and makes recommendations to the Board of Directors regarding:

•	Compensation arrangements and incentive goals for executive officers and to administer compensation plans and make recommendations to the Board of Directors with respect thereto;

•	The performance of the executive officers and awards of incentive compensation and adjustment of compensation arrangements as appropriate based upon performance;

•	Management development and succession plans and activities; and

•	The report on executive compensation for inclusion in AERT’s annual proxy statement in accordance with Securities Exchange Commission rules and regulations.

The primary components of the Company’s executive compensation programs are: base salary, discretionary awards, and long-term incentive awards.

Base Salary

Base salaries are generally targeted at the middle of the competitive marketplace (the “median”).

The “market rate” for an executive position is determined through an assessment by the Company’s human resources personnel under the guidance and supervision of the Committee. This assessment considers relevant industry salary practices, the position’s complexity, and level of responsibility, its importance to the Company in relation to other executive positions, and the competitiveness of an executive’s total compensation.

Subject to the Committee’s approval, the level of an executive officer’s base pay is determined on the basis of:

•	Relevant comparative compensation data; and

•	The Chief Executive Officer’s assessment (except with respect to himself) of the executive’s performance, experience, demonstrated leadership, job knowledge and management skills.

Discretionary Awards

The Committee may, at its discretion, authorize periodic cash awards to executives. Discretionary awards are designed to give the Committee the flexibility to provide incentives that are comparable to those found in the marketplace in which the Company competes for executive talent. In determining the extent and nature of discretionary awards, the Committee considers the Company’s cash flow, net income, progress toward short-term and long-term business objectives, and other competitive compensation programs.

When considering discretionary awards, the Committee identifies the employees who are eligible to participate and computes and certifies the size of the discretionary pool based on financial information supplied by the Company’s executive officers. The award made to each eligible participant is based on the opportunity level assigned to the participant and an assessment of his or her performance and the performance of their business unit versus corporate objectives.

Long-Term Incentive Awards

Long term executive incentives are designed to promote the interests of AERT and its shareholders by attracting and retaining eligible directors, executives and other key employees.

The Committee has the authority to determine the participants to whom awards shall be granted. The awards under prior Company plans could be made in the form of stock options, restricted stock units, performance awards and other stock-based awards. Consistent with the views of the Board of Directors and the Committee that the interests of employees and directors are more likely to be aligned with stockholders to the extent that such employees and directors are stockholders of the Company, the Company has determined for the foreseeable future to provide incentive equity compensation in the form of restricted stock awards rather than options or other forms of equity compensation. The 2005 Key Associate and Management Equity Inventive Plan and the 2005 Non-Employee Director Equity Incentive Plan reflect this shift in compensation policy.

The Committee has reviewed and approved a compensation plan for the Company’s management and executives that is designed to reward focus on increasing throughputs, reducing costs, and increasing efficiencies. The 2005 Key Associate and Management Equity Incentive Plan, which is administered by the Committee, gives the Company flexibility to provide incentives that are comparable to those found in the marketplace in which the Company competes for management and associate talent. In determining the extent and nature of awards, the Committee considers the Company’s cash flow, net income, progress toward short-term and long-term business objectives, and other competitive compensation programs.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, compensation decisions focused on the key elements of the total direct compensation program for executive officers, which included base pay, discretionary incentive awards, and long-term incentives. Elements reviewed as part of the long-term incentives to executive officers included type and level of award distribution.

Chief Executive Officer Compensation

In determining CEO compensation, the Committee considered:

•	The Company’s financial performance and peer group compensation data; and

•	CEO leadership, decision-making skills, experience, knowledge, communication with the Board of Directors and strategic recommendations, as well as the Company’s positioning for future performance.

The Committee considered many factors and did not place any particular relative weight on one over another, but the Company’s financial performance is generally given the most weight.

The Committee’s recommendations regarding CEO compensation and other related matters are reported to the Board of Directors and, in the case of each specific recommendation during 2006, were approved by the Board of Directors.

For fiscal year ended December 31, 2006, the Committee’s decisions regarding CEO compensation included the following:

CEO Joe G. Brooks was awarded a discretionary bonus totaling $60,000 in July 2006 based on the company’s performance from January 2006 to June 2006. No discretionary awards were made for the third or fourth quarters. No long term incentive awards were granted in 2006.

Before arriving at its final decision regarding the amount of CEO discretionary incentive award, the Committee confirmed that the Company’s compensation program is consistent with marketplace practices linking pay for performance.

Tax and Accounting Implications

Deductibility of Compensation

Under Section 162(m) of the Internal Revenue Code, AERT may not deduct compensation in excess of $1,000,000 paid to AERT’s Chief Executive Officer or to any of the other named executive officers unless the compensation meets specific criteria for performance-based compensation. Awards under our short-term incentive compensation plan do not meet the criteria of being performance-based awards under Section 162(m) of the Internal Revenue Code of 1986, as amended, and, therefore, would not qualify as a deduction to the extent in excess of Section 162(m) limits. Certain awards under our long-term incentive plan, such as stock options or restricted stock awards, could satisfy the criteria of being performance based under Section 162(m) and therefore qualify as deductible under the Internal Revenue Code of 1986, as amended. The Company’s historical levels of compensation have not been subject to Section 162(m) of the Internal Revenue Code of 1986. The Committee reserves the right to approve non-deductible compensation if the Committee believes it is in the best interests of the Company and our shareholders.

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the aggregate compensation paid by the Company during the three years ended December 31, 2006, to the co-chief executive officers and to each of the next four most highly compensated executive officers of the Company whose aggregate annual salary and bonus in 2006 exceeded $100,000.

Summary Compensation Table

							Change in
							Pension Value
							and Nonqualified
						Non Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation*	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Joe G. Brooks	2006	190,000	60,000	—	—	—	—	13,162	263,162
Chairman, Chief Executive	2005	165,625	170,000	—	—	—	—	12,786	348,411
Officer and President	2004	157,500	193,500	—	—	—	—	48,775	399,775
Stephen W. Brooks	2006	110,000	40,000	—	—	—	—	—	150,963
Vice Chairman and Chief	2005	76,423	75,000	—	—	—	—	—	151,423
Operating Officer	2004	52,000	—	—	—	—	—	—	52,000
Robert A. Thayer	2006	140,000	30,000	—	—	—	—	18,065	188,065
Senior Vice President and	2005	132,500	85,000	—	—	—	—	—	217,500
Chief Financial Officer	2004	124,423	30,000	—	—	—	—	—	154,423
Jim Precht	2006	130,000	20,000	—	—	—	—	17,885	167,885
Senior Vice President	2005	122,500	70,000	—	—	—	—	18,697	211,197
Sales and Marketing	2004	102,521	30,000	—	—	—	—	20,188	152,709
J. Douglas Brooks	2006	111,558	15,000	—	—	—	—	—	128,324
Senior Vice President	2005	102,500	15,000	—	—	—	—	—	117,500
	2004	87,288	16,570	—	—	—	—	—	103,858
Alford Drinkwater	2006	100,000	10,000	—	—	—	—	—	114,127
Senior Vice President	2005	100,000	7,000	—	—	—	—	—	107,000
	2004	81,731	16,570	—	—	—	—	—	98,301

*	The 2006 amount for each individual with compensation in this category includes a company provided vehicle and a non-accountable expense allowance. Additionally, the amount for Mr. Thayer includes an amount for company provided housing.

**	The compensation described in the table is paid pursuant to unwritten “at will” employment arrangements.

Outstanding Equity Awards at 2006 Calendar Year End

	Option Awards					Stock Awards
								Equity
			Equity					Incentive Plan	Equity Incentive
			Incentive Plan					Awards:	Plan Awards:
			Awards:				Market	Number of	Market or
	Number of	Number of	Number of			Number of	Value of	Unearned	Payout Value
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	of Unearned
	Underlying	Underlying	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Other Rights
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Joe G. Brooks	46,667	—	—	0.47	5/30/07	—	—	—	—
	200,000	—	—	0.56	5/30/07	—	—	—	—
Stephen W. Brooks	150,000	—	—	0.38	5/30/07	—	—	—	—
	100,000	—	—	0.47	5/30/07	—	—	—	—
	250,000	—	—	0.56	5/30/07	—	—	—	—
Robert A. Thayer	190,000	—	—	1.11	10/14/08	—	—	—	—
Jim Precht	100,000	—	—	1.25	2/1/11	—	—	—	—
	100,000	—	—	1.75	2/1/11	—	—	—	—
	100,000	—	—	2.25	2/1/11	—	—	—	—
	100,000	—	—	2.75	2/1/11	—	—	—	—
J. Douglas Brooks	100,000	—	—	0.56	5/30/07	—	—	—	—

Option Exercises and Stock Vested in 2006

	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)

Robert A. Thayer(1)	10,000	15,000	—	—
J. Douglas Brooks(2)	300,000	405,375	—	—

(1)	Mr. Thayer exercised 10,000 options on August 23, 2006 at an exercise price of $1.11 when the market price was $2.61.

(2)	Mr. Brooks exercised 300,000 options on December 4, 2006 (100,000 at an exercise price of $0.375, 100,000 at an exercise price of $0.46875 and 100,000 at an exercise price of $0.5625) when the market price was $1.82.

Compensation Committee Interlocks and Insider Participation

The board of directors, as a whole, reviews and acts upon personnel policies and executive compensation matters, based upon recommendations of the compensation committee. Joe G. Brooks and Stephen W. Brooks serve as executive officers of the Company; however, such individuals do not participate in compensation decisions or in forming compensation policies in which they have a personal interest or in any deliberations of the board of directors concerning such matters, nor do they vote on any such matters, although Messrs Joe G. and Stephen W. Brooks did participate in compensation deliberations and decisions with respect to other executive officers.

Limited Liability of Officers and Directors

The Delaware Supreme Court has held that a directors’ duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware general corporation law permits a corporation through its certificate of incorporation to exonerate its directors from personal liability to the corporation or its stockholders for monetary damages for breach of the fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the directors’

duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends and transactions from which the directors derived an improper personal benefit. The Company’s certificate of incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder’s right to seek non-monetary, equitable remedies such as injunction or rescission to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations and there may be instances in which no effective remedy is available.

DIRECTOR COMPENSATION

Directors who are also employees of the Company are not entitled to any additional compensation by virtue of service as a director, except for reimbursement of any specific expenses attributable to such service. Non-employee directors receive annual compensation for board service of $15,000 in cash plus annual restricted stock awards of shares with a market value of $30,000 measured on an average closing sale price basis over a 50-business day period preceding the award. Newly elected directors are initially granted restricted stock equal to a prorated portion of the yearly $30,000 award based on their period of service in their initial fiscal year as a director. Such restricted stock awards vest over a three-year period, with 20% of a particular award vesting on the first anniversary thereof, an additional 30% of such award (50% cumulatively) vesting on the second anniversary of the award, and the 50% balance of the award vesting on the third anniversary of the award. In addition, non-employee board committee members receive annual cash compensation as follows: audit committee: $8,000 (chairperson) and $3,000 (other members); compensation committee: $5,000 (chairperson) and $3,000 (other members); and nominating committee: $4,000 (chairperson) and $2,000 (other members). Directors are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings.

Director Compensation in 2006

					Change in Pension
					Value and
	Fees Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards(1)(5)	Awards(4)	Compensation	Compensation	Compensation		Total
Name	($)	($)	($)	($)	Earnings	($)		($)

Marjorie S. Brooks	15,000	12,718	—	—	—	—		27,718
Jerry B. Burkett	22,000	12,718	—	—	—	—		34,718
Edward P. Carda	21,000	7,875	—	—	—	—		28,875
Melinda Davis	25,000	12,718	—	—	—	—		37,718
Tim W. Kizer	17,500	7,875	—	—	—	—		25,375
Samuel L. Milbank	20,000	12,718	—	—	—	—		32,718
Sal Miwa	19,750	12,718	—	—	—	—		32,468
Jim Robason	15,000	12,718	—	—	—	250,000	(2)	277,718
Michael M. Tull	15,000	12,718	—	—	—	783,897	(3)	811,615

(1)	The grant date fair value of non-employee director restricted stock awards in 2006 was $32,700 for each director listed in the above table.

(2)	The amount for Mr. Robason consists of consulting fees for construction management and operational consulting services.

(3)	The amount for Mr. Tull consists of commissions paid to a company owned by Mr. Tull for services as an outside sales representative.

(4)	At December 31, 2006, the aggregate number of options outstanding for each director was as follows: Marjorie S. Brooks — 400,000; Jerry B. Burkett — 190,000; Melinda Davis — 75,000; Samuel L. Milbank — 75,000; Sal Miwa — 238,963; Jim Robason — 25,000; Michael Tull — 100,000.

(5)	Each director listed had outstanding stock grants totaling 35,848 shares as of December 31, 2006, except for Mr. Carda and Mr. Kizer, who each had 26,278 shares outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 18, 2007, certain information with regard to the beneficial ownership of the Company’s capital stock by each holder of 5% or more of the outstanding stock, by each named executive officer and director of the Company, and by all officers and directors as a group:

		Amount and
Title of		Nature of Beneficial		Percentage of Class	Percentage of Total
Class(1)	Name and Address of Beneficial Owner	Ownership(2)		Outstanding(2)(16)	Voting Power(2)(17)

Class A	Marjorie S. Brooks	12,164,409	(3)	26.0%	30.2%
Class B		837,588	(4)	57.2%
Class A	Joe G. Brooks	896,772	(5)	2.0%	4.4%
Class B		284,396		19.4%
Class A	J. Douglas Brooks	894,065	(6)	2.0%	2.9%
Class B		131,051		8.9%
Class A	Jerry B. Burkett	303,424	(7)	*	*
Class B		33,311		2.3%
Class A	Sal Miwa	252,387	(8)	*	*
Class A	Stephen W. Brooks	821,112	(9)	1.8%	2.4%
Class B		89,311		6.1%
Class A	Jim Robason	198,718	(10)	*	*
Class A	Melinda Davis	234,902	(11)	*	*
Class A	Michael M. Tull	1,005,938	(12)	2.2%	1.9%
Class A	Samuel L. Milbank	498,585	(13)	1.1%	*
Class A	Tim W. Kizer	8,639	(14)	*	*
Class A	Edward P. Carda	8,639	(14)	*	*
Class A	Robert Thayer	200,000	(15)	*	*
Class A	Jim Precht	407,700	(16)	*	*
Class A	Alford Drinkwater	10,000	(17)	*	*

	Officers and directors	17,905,290
	as a group (fifteen persons):
Class A	P. O. Box 1237			36.8%	44.3%
Class B	Springdale, AR 72765			93.9%

*	Less than 1%

(1)	The Class B common stock is substantially identical to the Class A common stock, except that each share of Class B common stock has five votes per share and each share of Class A common stock has one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock.

(2)	Beneficial ownership of shares was determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and included shares underlying outstanding warrants and options which the named individual had the right to acquire within sixty days (June 16, 2007) of April 18, 2007.

(3)	Includes 9,813,195 shares owned directly, 1,121,457 in trusts or corporations controlled by Mrs. Brooks, 13,424 shares issuable pursuant to restricted stock awards, 400,000 shares issuable upon exercise of stock options, 323,000 shares issuable upon exercise of Series X and Y warrants owned directly and 493,333 shares issuable upon exercise of Series X and Series Y Warrants owned indirectly through two corporations controlled by Mrs. Brooks (Razorback Farms, Inc. and Brooks Investment Company). Certain of these shares are pledged as security.

(4)	Includes 403,946 shares owned directly by Mrs. Brooks and 433,642 shares owned by two corporations controlled by Mrs. Brooks. (Razorback Farms, Inc. is the record owner of 312,320 shares and Southern Mineral and Fibers, Inc. is the record owner of 121,322 shares, representing approximately 21.3% and 8.3%, respectively, of the Class B common stock). Excludes additional shares owned by adult children of

Mrs. Brooks, including Joe G. Brooks, Stephen W. Brooks and J. Douglas Brooks, as to which she disclaims a beneficial interest.

(5)	Includes 607,400 shares owned directly, 4,500 shares owned as custodian for Joe G. Brooks’ minor child, 38,205 shares owned as custodian for Brooks’ Children’s Trust and 246,667 shares issuable upon exercise of stock options.

(6)	Includes 809,324 shares owned directly and 84,741 shares owned as trustee for children.

(7)	Includes 88,000 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett, 13,424 shares issuable pursuant to restricted stock awards, and 190,000 shares issuable upon exercise of stock options.

(8)	Includes 13,424 shares issuable pursuant to restricted stock awards and 238,963 shares issuable upon exercise of stock options.

(9)	Includes 821,112 shares owned directly.

(10)	Includes 99,494 shares owned directly, 13,424 shares issuable pursuant to restricted stock awards, 60,800 shares issuable upon exercise of Series X and Series Y warrants, and 25,000 shares issuable upon exercise of stock options.

(11)	Represents 19,012 shares owned directly, 66,666 shares in a trust controlled by Ms. Davis, 13,424 shares issuable pursuant to restricted stock awards, 75,000 shares issuable upon exercise of stock options, and 60,800 shares issuable upon exercise of Series X and Series Y warrants.

(12)	Includes 732,514 shares owned directly, 13,424 shares issuable pursuant to restricted stock awards, 100,000 shares issuable upon exercise of stock options, and 160,000 shares issuable upon exercise of Series X and Series Y warrants.

(13)	Includes 368,827 shares owned directly, 13,424 shares issuable pursuant to restricted stock awards, 41,334 shares issuable upon exercise of Series Y Warrants, and 75,000 shares issuable upon exercise of stock options.

(14)	All shares issuable pursuant to restricted stock awards.

(15)	Includes 10,000 shares owned directly and 190,000 shares issuable upon exercise of stock options.

(16)	Includes 7,700 shares owned directly and 400,000 shares issuable upon exercise of stock options.

(17)	Includes 10,000 shares owned directly.

(18)	Class A common stock beneficial ownership was calculated by dividing the beneficial ownership of each individual by the sum of: (i) the total shares of Class A common stock outstanding at April 18, 2007, and (ii) the total shares underlying outstanding warrants and options which the named individual had the right to acquire within 60 days (June 17, 2007) of April 18, 2007. Class B common stock beneficial ownership is calculated based on 1,465,530 shares outstanding on April 18, 2007.

(19)	Calculated by dividing the voting rights of the beneficial ownership of each individual by the sum of: (i) the total votes available to be cast at April 18, 2007, and (ii) in footnote (18) above.

At April 18, 2007, there were 45,552,956 shares of Class A common stock and 1,465,530 shares of Class B common stock issued and outstanding. The previous table indicates that those directors, officers and 5% shareholders, as a group, beneficially owned shares representing approximately 44.3% of the votes entitled to be cast upon matters submitted to a vote of the Company’s stockholders, and Marjorie S. Brooks and corporations controlled by her beneficially owned shares representing approximately 30.2% of the votes entitled to be cast and may be in a position to control the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, regarding shares outstanding and available for issuance under the Company’s existing stock option plans.

Number of Securities
	to Be Issued	Weighted-Average	Number of
	Upon Exercise of	Exercise Price of	Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders	2,872,130	$1.09	2,026,045
Equity compensation plans not approved by security holders	—	—	—

Total	2,872,130	$1.09	2,026,045

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transfers of Receivables

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

Commissions

The Company employs the services of a related party, Tull Sales, Inc., as an outside sales representative. Tull Sales is owned by Michael M. Tull, one of our directors. Commissions paid to Tull Sales were $786,971 in 2006, $677,794 in 2005, and $643,570 in 2004. At December 31, 2006, accounts payable to related parties included sales commissions of $93,476 owed to Tull Sales Co., which is owned by Michael M. Tull, one of our directors, and director compensation of $3,750 owed to Mr. Tull.

Other Related Party Transactions

In addition to the related party transactions discussed above, Joe Brooks personally guarantees repayment of the Company’s automobile loans, which had a balance of $135,230 at December 31, 2006.

At December 31, 2006, accounts payable-related parties included the following amounts:

•	Loan guarantee fees of $140,883, director fees of $3,750, equipment rental of $52,310 and miscellaneous charges of $20,216 owed to Marjorie S. Brooks, one of our directors, or companies controlled by her,

•	Deferred compensation of $42,038 and out-of-pocket expenses of $15,000 owed to Joe G. Brooks, our Chairman and CEO,

•	Director compensation of $3,750 and consulting fees of $88,000 owed to Jim Robason, one of our directors, and

•	Miscellaneous other items owed to related parties of approximately $31,658.

Item 14.	Principal Accounting Fees and Services.

Fees

The information below sets forth the fees charged by Tullius Taylor Sartain & Sartain LLP during 2006 and 2005 for services provided to the Company in the following categories and amounts:

	2006	2005

Audit fees	$215,000	$119,250
Audit-related fees	10,000	24,500
Tax fees	12,300	7,805
All other fees	—	—

Total	$237,300	151,555

Audit fees include amounts charged for the audit of the financial statements and internal control over financial reporting as of and for the year ended December 31, 2006, along with audit fees for the review of the financial statements for the quarters ended March 31, 2006; June 30, 2006; and September 30, 2006.

Audit-related fees include the audit of the financial statements of the AERT 401(k) Plan as of and for the year ended December 31, 2005.

Tax fees include preparation of federal and state tax returns, along with addressing certain tax issues.

Pre-Approval Policy

All of TTS&S’s services described in the preceding table and the related fees for 2006 and 2005 were pre-approved by the audit committee through a formal engagement letter with TTS&S. The audit committee’s policy is to pre-approve all services by AERT’s independent accountants.

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

Signature	Title	Date

/s/ JOE G. BROOKS Joe G. Brooks	Chairman, Chief Executive Officer and president	April 13, 2007

/s/ STEPHEN W. BROOKS Stephen W. Brooks	Vice Chairman and Chief Operating Officer	April 13, 2007

/s/ MARJORIE S. BROOKS Marjorie S. Brooks	Secretary, treasurer and director	April 13, 2007

/s/ JERRY B. BURKETT Jerry B. Burkett	Director	April 13, 2007

Signature	Title	Date

/s/ EDWARD P. CARDA Edward P. Carda	Director	April 13, 2007

/s/ MELINDA DAVIS Melinda Davis	Director	April 13, 2007

/s/ TIM W. KIZER Tim W. Kizer	Director	April 13, 2007

/s/ SAMUEL L. ‘TONY” MILBANK Samuel L. “Tony” Milbank	Director	April 13, 2007

/s/ SAL MIWA Sal Miwa	Director	April 13, 2007

/s/ JIM ROBASON Jim Robason	Director	April 13, 2007

/s/ MICHAEL M. TULL Michael M. Tull	Director	April 13, 2007

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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