Form 10-Q
period 2007-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2007-05-10
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2007, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 45,567,990 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index
PART I — FINANCIAL INFORMATION

Page
Item 1. Financial Statements
Balance Sheets, March 31, 2007 (unaudited) and December 31, 2006	1-2
Statements of Operations (unaudited) Three Months Ended March 31, 2007 and 2006	3
Statements of Cash Flows (unaudited) Three Months Ended March 31, 2007 and 2006	4
Notes to Financial Statements	5-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosure about Market Risk	18
Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 6. Exhibits	21
Signatures	22
Index to Exhibits	23
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification by the Chief Executive Officer Pursuant to Section 302
Certification by the Chief Financial Officer Pursuant to Section 302
Certification by the Chief Executive Officer Pursuant to Section 906
Certification by the Chief Financial Officer Pursuant to Section 906

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
ASSETS

	March 31,	December 31,
	2007	2006
	(unaudited)
Current assets:
Cash and cash equivalents	$1,607,590	$2,164,532
Restricted cash	1,255,834	787,191
Trade accounts receivable, net of allowance of $374,894 at March 31, 2007 and December 31, 2006	5,070,929	3,789,302
Other accounts receivable	709,133	760,970
Inventories	14,795,965	14,515,845
Prepaid expenses	398,527	1,018,657
Deferred tax asset	1,475,911	1,163,017

Total current assets	25,313,889	24,199,514

Land, buildings and equipment:
Land	1,988,638	1,988,638
Buildings and leasehold improvements	6,008,146	5,979,223
Machinery and equipment	39,560,878	39,475,682
Transportation equipment	1,182,794	1,243,556
Office equipment	868,008	801,231
Construction in progress	15,567,227	14,762,153

	65,175,691	64,250,483
Less accumulated depreciation	27,660,524	26,728,540

Net land, buildings, and equipment	37,515,167	37,521,943

Other assets:
Deferred tax asset	4,681,838	4,293,912
Debt issuance costs, net of accumulated amortization of $855,884 at March 31, 2007 and $790,532 at December 31, 2006	2,749,038	2,814,390
Debt service reserve fund	2,040,000	2,040,000
Restricted certificate of deposit	840,009	829,961
Other assets, net of accumulated amortization of $399,880 at March 31, 2007 and $392,736 at December 31, 2006	392,657	350,246

Total other assets	10,703,542	10,328,509

Total assets	$73,532,598	$72,049,966

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	(unaudited)
Current liabilities:
Accounts payable — trade	$12,237,131	$10,861,648
Accounts payable — related parties	425,111	494,831
Current maturities of long-term debt	1,702,139	1,673,612
Litigation loss payable	655,769	655,769
Other accrued liabilities	3,249,043	2,509,603
Working capital line of credit	10,460,000	10,060,000
Notes payable — related parties	750,000	1,000,000
Notes payable — other	40,822	410,181

Total current liabilities	29,520,015	27,665,644

Long-term debt, less current maturities	16,601,443	16,827,717

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.01 par value; 75,000,000 shares authorized; 44,979,184 and 43,041,164 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	449,792	430,412
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at March 31, 2007 and December 31, 2006	14,655	14,655
Warrants outstanding; 2,834,340 at March 31, 2007 and 4,606,132 at December 31, 2006	1,377,330	2,519,389
Additional paid-in capital	40,040,147	37,891,274
Accumulated deficit	(14,470,784)	(13,299,125)

Total stockholders’ equity	27,411,140	27,556,605

Total liabilities and stockholders’ equity	$73,532,598	$72,049,966

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31
	2007	2006

Net sales	$22,367,040	$27,665,249
Cost of goods sold	19,528,588	21,710,933

Gross margin	2,838,452	5,954,316

Selling and administrative costs	3,940,869	4,219,243

Operating income (loss)	(1,102,417)	1,735,073

Net interest expense	(770,064)	(572,530)

Income (loss) before income taxes	(1,872,481)	1,162,543
Income tax provision (benefit)	(700,822)	256,601

Net income (loss) applicable to common stock	$(1,171,659)	$905,942

Income (loss) per share of common stock (Basic)	$(0.03)	$0.02

Income (loss) per share of common stock (Diluted)	$(0.03)	$0.02

Weighted average number of common shares outstanding (Basic)	45,184,175	39,423,537

Weighted average number of common shares outstanding (Diluted)	45,184,175	45,790,838

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31
	2007	2006
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(1,171,659)	$905,942
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,022,003	1,026,948
Deferred tax provision (benefit)	(700,822)	168,601
(Increase) decrease in other assets	5,752	(796,563)
Increase in cash restricted for letter of credit and interest costs	(468,643)	(677,070)
Changes in current assets and current liabilities	884,981	307,792

Net cash provided by (used in) operating activities	(428,388)	935,650

Cash flows from investing activities:
Purchases of land, buildings and equipment	(653,667)	(3,599,428)

Cash flows from financing activities:
Net borrowings on line of credit	400,000	—
Proceeds from issuance of notes	750,000	2,303,225
Payments on notes	(1,568,205)	(652,043)
Increase in cash restricted for payment of long-term debt	—	(33,055)
Increase in outstanding advances on factored receivables	—	1,763,812
Proceeds from exercise of stock options and warrants, net	943,318	214,608

Net cash provided by financing activities	525,113	3,596,547

Increase (decrease) in cash and cash equivalents	(556,942)	932,769
Cash and cash equivalents, beginning of period	2,164,532	1,748,023

Cash and cash equivalents, end of period	$1,607,590	$2,680,792

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
Note 2: Description of the Company
     Advanced Environmental Recycling Technologies, Inc.  develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, which have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, and decking under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Premium Colors, MoistureShield® outdoor decking, and Basics™ outdoor decking. We operate manufacturing and recycling facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. We also operate a warehouse and reload complex in Lowell, Arkansas.
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
     Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the three months ended March 31:

	2007	2006
	(unaudited)	(unaudited)
Receivables	$(1,229,791)	$(2,207,732)
Inventories	(280,120)	596,360
Prepaid expenses and other	620,131	435,185

	2007	2006
	(unaudited)	(unaudited)
Accounts payable – Trade and related parties	1,035,321	454,254
Accrued liabilities	739,440	1,029,725

	$884,981	$307,792

Cash paid for interest	$416,304	$555,453

Cash paid for income taxes	$—	$30,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2007	2006
	(unaudited)	(unaudited)
Accounts / notes payable for equipment	$271,542	$1,498,659
Accrued premium on preferred stock paid with Class A common stock	—	235,367
Note 4: Significant Accounting Policies
  Revenue Recognition Policy
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates, and returns, which were $654,236 and $567,981 for the quarters ended March 31, 2007 and 2006, respectively.
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
  Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	March 31, 2007
	(unaudited)	December 31, 2006
Parts and supplies	$2,053,948	$2,007,535
Raw materials	5,619,335	5,072,734
Work in process	4,463,266	3,928,442
Finished goods	2,659,416	3,507,134

	$14,795,965	$14,515,845

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
  Concentration Risk
     The Company’s revenues are derived principally from a number of regional and national door and window manufacturers, regional building materials dealers and Weyerhaeuser, the Company’s primary decking customer. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. Weyerhaeuser is the only customer from which the Company derived more than 10% of its revenue. Gross sales to Weyerhaeuser comprised approximately 76% of total sales for the first quarter of 2007.
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
  Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial statements and related disclosures (see Note 5: Income Taxes).

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
Note 5: Income Taxes
     The Company had no current income tax provision for the quarter ended March 31, 2007 due to its net loss for the quarter. The effective income tax rate for the quarter ended March 31, 2007 of 37% differs from the U.S. federal statutory rate of 34% due primarily to state income taxes. The effective income tax rate for the quarter ended March 31, 2006 was 22%.
     The Company adopted the provisions of FIN 48 (see Note 4: Significant Accounting Policies - Recent Accounting Pronouncements) on January 1, 2007. Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2007, we had no unrecognized tax benefits. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company recognizes interest related to income taxes as interest expense and penalties as operating expenses.
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
     In computing Diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. Therefore, basic and diluted EPS are calculated in the same manner for the quarter ended March 31, 2007, as there was a loss from continuing operations for that period.

	Three Months Ended
	March 31, 2007	March 31, 2006
Net income (loss) applicable to common stock (A)	$(1,171,659)	$905,942

Assumed exercise of stock options and warrants	—	10,892,203
Application of assumed proceeds toward repurchase of stock at average market price	—	(4,524,902)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net additional shares issuable	—	6,367,301

Adjustment of shares outstanding:
Weighted average common shares outstanding...	45,184,175	39,423,537
Net additional shares issuable	—	6,367,301

Adjusted shares outstanding (B)	45,184,175	45,790,838

Net income (loss) per common share – Diluted (A) divided by (B)	$(0.03)	$0.02

Antidilutive and/or non-exercisable options	2,695,936	557,500
Antidilutive and/or non-exercisable warrants	2,834,340	1,021,269
     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarters ended March 31, 2007 and 2006, as indicated in the table above. Those options and warrants were antidilutive and/or not exercisable at March 31, 2007 and 2006. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.
Note 7: Debt
     In January 2007, the Company renewed its $15.0 million bank line of credit. The line is a revolving credit facility maturing June 30, 2007, secured by the Company’s inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 9.25% at March 31, 2007. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. When the line of credit matures, the Company intends to seek a line of credit that does not require a personal guarantee. Approximately $550,000 was available to borrow on the line of credit at March 31, 2007.
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

     The parties participated in an unsuccessful court-ordered mediation on March 13, 2006. A Summary Judgment hearing was conducted on June 27, 2006, following which the Court ruled our business disruption loss is limited to $1.0 million, which reduces our current claim to $1.4 million; however, the Court ordered we could present the Bad Faith claim we filed against Lloyd’s to the jury and if we are successful the jury can award punitive damages over and above the $1.4 million in actual damages. Trial has been set for August 6, 2007.
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
Lease Commitment
     In February 2006, AERT entered into an operating lease contract whereby it has agreed to lease up to $3 million of equipment for seven years. In July 2006 the amount of the lease line was increased to $6 million. Lease payments are expected to begin in the second quarter of 2007. Until that time, interim interest payments are being made on the amount of equipment subject to the lease that has been purchased by the leasing company, which totaled approximately $5.1 million at March 31, 2007.
     In January 2007, AERT entered into a lease contract whereby it will lease a computer system and associated equipment in the approximate amount of $1 million. Until lease payments begin, interim interest payments will be made on the amounts paid by the leasing company, which totaled approximately $357,000 at March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The quarter ended March 31, 2007 was marked by extremely cold and icy weather conditions, which negatively affected manufacturing operations, combined with slower sales as our largest customer rebalanced their inventory of our product following the slowdown in the building materials industry last fall. Sales by end users, however, remain healthy and above last year’s levels in all but our OEM segment. Reduced throughputs of existing products combined with the start-up of several new products is costly, as overhead expenses of running the business must be absorbed by fewer sales dollars. The manufacturing infrastructure required to produce our products is intensive and volume sensitive.
First Quarter 2007 Operations
Sales
     End user purchases of AERT decking products are meeting or exceeding last year’s sales. The abrupt slowdown in the new home construction and building materials markets, however, left Weyerhaeuser, our biggest customer, with more ChoiceDek inventory of our existing products than needed, which is limiting our sales as they rebalance their inventory. Several new ChoiceDek products, the Eden (tropical exotic) series in particular, were only recently introduced into the marketplace. We believe that over the course of this year, assuming no further deterioration in the building materials industry, our sales of Weyerhaeuser ChoiceDek will resume healthy growth based upon broader in-store selections combined with the introduction of new products.
     Our marketing initiative to expand MoistureShield decking sales is proving successful, and MoistureShield sales are running far ahead of first quarter 2006. We will continue to add distribution and markets over the year with the goal of having nationwide distribution by the first quarter of 2008. We look for continued growth of this product line, which serves a market that is far larger than the do-it-yourself home improvement segment – professional contractors and deck builders. We believe the green building certification of the MoistureShield decking line also addresses a growing niche in the market.
     Sales of our OEM parts like door rails and window sills were down significantly in the first quarter because of the slowdown in new home construction. We are uncertain when and at what pace this business segment will recover.
     We further delayed some sales opportunity in first quarter 2007 as engineering delays continued to plague the startup of our new Springdale South extrusion plant. This caused delays in rolling out our new exotic tropical hardwood line of decking products, which we expect to be well received by consumers. Exotic decking went into production in March and we expect to see a sales impact in second quarter. The construction delays also forced us to postpone the rollout of our new fencing and our new line of decking.
Margins
     Our gross, operating, and net margins fell in first quarter 2007 versus first quarter 2006. Slowing sales left us with some idle manufacturing and administrative capacity, which increased overhead costs relative to sales and reduced profit margins. While we constantly work to reduce our direct labor costs, we have been adding administrative infrastructure over the last three years to support our rapid growth and increase our product mix. This also caused under-absorption of fixed costs in the first quarter. However, we have also added substantial plastic processing and blending capacity which we believe will help reduce raw material costs and improve margins during the second quarter 2007.

Current Business Environment
     As the composite decking business continues to evolve, here are the factors we believe will drive AERT’s business in 2007.
Sales
     The 2006 second half slowdown, which was more pronounced in the fourth quarter, left building products dealers and distributors with more inventory of existing product lines than they wanted at year end. Whereas industry-wide manufacturer sales of decking products to distributors appears to have exceeded end user sales in 2006, high beginning dealer inventories may very well reverse that market dynamic later in 2007. If the housing and decking business gets back on track, inventories clear by the end of the year and we successfully launch new market introductions of our decking products, we believe we can resume double digit growth in 2008.
     As manufacturing technology and aesthetics of composite decking improve, market trends are also shifting. Consumers are demanding more variety and selection compared to prior periods as construction of multi-color decks appears to be increasing. Also, the evolution toward a more natural wood look appears to be increasing on the higher end of the market, while decreasing wood prices have widened the price differential on the lower end. We are thus introducing a smaller profile deck board this year, under the BasicsTM brand, targeted to a wood upgrade segment for light residential construction. This is being addressed with the introduction of two additional color selections. We believe this will allow us to broaden our customer base and appeal to a wider market segment than in prior periods. The MoistureShield decking introduction is targeted toward the commercial contractor lumberyard, which provides service to large repeat customers. Most of these large customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers away from competing products to our brands such as MoistureShield or ChoiceDek. Thus, a significant marketing effort was initiated during the fourth quarter of 2006, and will continue throughout 2007. The marketing program is aimed at converting high end customers to our products.
     With difficult conditions facing the decking market, AERT is differentiating its products through a combination of green building products, quality, and outstanding customer service at a low price point. We believe we are in a favorable position to increase market share, but maintaining our low cost model could restrict our ability to grow profit margins over the next year.
     We have invested significantly in plastic recycling infrastructure over the last several years. As technology has improved so has the aesthetics of our products, which are overwhelmingly comprised of recycled materials. Green building is an ever increasing trend and we intend to capitalize on that trend with a new slogan: “AERT – Forest of the Future.”
     In fact, AERT launched into 2007 with an aggressive customer service campaign focused on the quality and value of our products, their positive, unmatched field histories, and the fact that AERT is truly a “Green Building Company”. The Leadership in Energy and Environmental Design (LEED®) Green Building System developed by the U.S. Green Building Council is the national benchmark for high performance green buildings. The LEED® for Homes standard specifies environmentally preferable products, such as landscape decking made with a minimum of 25% post consumer recycled content. AERT is one of the few companies that manufacture decking products that meet or exceed the LEED® standards. Developers and builders can earn points and have their projects certified under the LEED® standards by making them more energy efficient and choosing building materials that are environmentally responsible. As a member of the U.S. Green

Building Council, AERT proudly supports the sustainable green building practices promoted by LEED. In fact, conservation, recycling and better resource management have been the focus of AERT’s culture since inception.
     The composite decking business is continuously evolving. The technology used to manufacture wood/plastic boards has advanced significantly over the last four years and many contemporary products have much improved aesthetics. Going forward, it will be important for AERT to continue to innovate and keep in close touch with consumer trends.
     Since 2001, Lowe’s Home Improvement stores have carried our Weyerhaeuser ChoiceDek products exclusively in the composite decking category. During 2007, a second color selection is being introduced into the ChoiceDek set in all of the Lowe’s home improvement warehouses. Approximately 400 Lowe’s stores carried two color selections in 2006. In addition, 150 new stores will be opened by Lowe’s in 2007, which will also carry Weyerhaeuser ChoiceDek. Along with additional in-store selection, two new tropical hardwood products, Driftwood and Spice, are available in ChoiceDek for Lowe’s. Lowe’s will be aggressively marketing ChoiceDek in print and television advertising. Also, the ChoiceDek website, www.choicedek.com, is being upgraded in 2007. Lowe’s will start carrying another, though higher priced, composite decking brand beginning this year, which could limit the strong growth that ChoiceDek has enjoyed the last three years. On the other hand, increased store traffic to the decking aisle could be good for ChoiceDek. Lowe’s is broadening the decking category and adding more accessories and products as it attempts to broaden its customer base and attract more customers into its stores.
     Three new regional building products distributors have begun carrying MoistureShield decking this year and sales through the first quarter are exceeding our expectations. There has also been strong interest in our new LifeCycle Basics decking and LifeCycle fencing products. Lifecycle Basics is now in production and LifeCycle Fencing will begin production late in 2007 for the 2008 building season. Our new exotic or tropical decking lines will also begin production during the second quarter of 2007. We expect that these factors will continue to drive AERT sales at favorable growth rates. The MoistureShield website, www.moistureshield.com, has also been updated and features a deck design tool.
Costs
     The cost of recycled plastic increased in the first quarter 2007 as natural gas and petroleum prices appear to resume their upward march. Our materials cost is also higher compared to prior years as we have begun using expensive additives designed to increase color and improve aesthetics, texture and environmental resistance on decking boards.
     Over the last year, AERT has invested substantially in laboratory, analytical, processing and blending equipment at its Lowell, Arkansas facilities aimed at increasing our utilization of lower grades and cheaper polyethylene feedstocks. These systems are coming online during the second quarter 2007, and are intended to reduce costs and improve yield and margins. We believe that with the implementation of these new systems, we can shortly reduce costs and bring our margins back into line.
     The slowdown in the building products industry has dealt a harsh blow to cabinet and hardwood flooring manufacturers, from whom we acquire scrap wood fiber. The use of wood pellets as an alternative fuel source has also grown in the last few years. These two forces are acting to raise the cost of our wood raw materials.
     When Springdale South starts up, which is expected in early second quarter 2007, we will begin depreciating our investment in that facility, which will add approximately $1.2 million to our annual manufacturing costs versus 2006.

Longer Term Factors Driving Our Business
     AERT’s core competency is extracting value from America’s waste stream. As the market matures for our current slate of products made from recycled plastics, AERT will pursue new products and new markets. Given the many commercial uses of polyethylene, we believe that AERT has abundant growth opportunities.
     Because of competition from overseas, prevailing prices of “easy to access” recyclable plastics have risen to the point that we must increase our efficiencies and find new, lower cost sources of raw materials. Initial permitting for the new Oklahoma recycling facility has been cleared and we are now in the financing process. The new facility is designed to allow us to use the less desirable, but low cost, forms of waste polyethylene and additional sources of waste wood fiber, which will ensure our ability to regain a competitive advantage and maintain a low cost structure. The initial phase of the Oklahoma project is currently estimated to cost $15 million and take one year to build. We are currently exploring financing options for this facility, including incentives and tax exempt waste minimization bonds through the state of Oklahoma.
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
Management Focus for 2007
•	Introduce three new ChoiceDek products and work with individual stores to stock a minimum of two colors in all stores.

•	Introduce our expanded MoistureShield decking product line into nationwide distribution by the end of the first quarter of 2008.

•	Introduce LifeCycle Basics deck board and fencing products.

•	Decrease operating costs relative to sales revenue:
o	Complete modifications to our plastic reclamation and blending processes to reduce raw material costs, increase throughput and increase yield at extrusion factories

o	Increase our ability to use more low cost raw materials

o	More aggressive raw materials purchasing strategies

o	Improve training and associate development

o	Increase automation to improve yield and lower labor costs

o	Streamline logistics and manufacturing operations

o	Install new enterprise resource planning system to improve management information

o	Balance sales, general and administrative overhead expenses to match growth rate
•	Reduce leverage and strengthen the balance sheet.
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
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     The following table sets forth selected information from our statements of operations.
Quarterly Comparison

	Three Months Ended March 31:
	2007	% Change	2006
Net sales	$22,367,040	-19.2%	$27,665,249
Cost of goods sold	19,528,588	-10.1%	21,710,933
% of net sales	87.3%	8.8%	78.5%

Gross margin	2,838,452	-52.3%	5,954,316
% of net sales	12.7%	-8.8%	21.5%
Selling and administrative costs	3,940,869	-6.6%	4,219,243
% of net sales	17.6%	2.3%	15.3%

Operating income (loss)	(1,102,417)	*	1,735,073
% of net sales	-4.9%	-11.2%	6.3%
Net interest expense	(770,064)	34.5%	(572,530)

Income (loss) before income taxes	(1,872,481)	*	1,162,543
% of net sales	-8.4%	-12.6%	4.2%
Income tax provision (benefit)	(700,822)	*	256,601

Net income applicable to common stock	$(1,171,659)	*	$905,942
% of net sales	-5.2%	-8.5%	3.3%

*	Not meaningful as a percentage change.
Net Sales
     Net sales for the first quarter ended March 31, 2007 were 19.2% less than the first quarter 2006. MoistureShield decking sales were up significantly in first quarter 2007 as a result of our aggressive plans to diversify our customer base, but ChoiceDek decking sales were lower versus first quarter 2006. ChoiceDek sales still constitute the largest share of total decking sales, however, so overall decking sales were down 14% versus first quarter 2006. OEM sales were down about 50% compared to first quarter 2006 due to the slowdown in new home construction.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, increased to 87.3% for the quarter ended March 31, 2007 from 78.5% for the first quarter 2006. The dollar amounts of labor and manufacturing overhead were approximately the same in first quarter 2007 versus first quarter 2006. Because sales were lower, however, labor and overhead costs as a percent of sales increased. Raw material costs were 35.4% of first quarter sales, down from 36.9% in the first quarter 2006, despite the increased use of additional colorants and additives.
     Gross profit margin decreased to 12.7% for 2007 from 21.5% in 2006 as lower sales decreased overhead absorption.
Selling and Administrative Expenses
     The dollar amount of selling and administrative costs decreased about $278,000 in first quarter 2007 versus first quarter 2006. Because sales were lower in first quarter 2007, however, selling and administrative costs as a percent of sales increased. SG&A was 17.6% of first quarter sales, up from 15.3% in the first quarter 2006. The categories of salaries and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up approximately 75% of total selling and administrative expenses in the first quarter 2007. Advertising and promotion expenditures were approximately double in first quarter 2007 versus 2006. The increase in costs was offset by the elimination of factoring fees, which the Company no longer pays.
Income
     We incurred a loss from operations of $1.1 million in the first quarter 2007 compared to an operating profit of $1.7 million in the first quarter 2006. Our net loss for the first quarter 2007 was $1.17 million compared to net income for the first quarter 2006 of approximately $900,000. Our margins were negatively impacted by lower sales and the underabsorption of overhead expenses.
Liquidity and Capital Resources
     At March 31, 2007, we had a working capital deficit of $4.2 million compared to a working capital deficit of $3.5 million at December 31, 2006. The working capital deficit included total current liabilities of approximately $29.5 million, of which $3.9 million was for accrued expenses, $12.7 million was in payables and $12.9 million was a combination of short-term notes payable and the current portion of long-term debt. The working capital deficit is the result of previously incurred losses from operations, our decision to pay for capital expansion using cash generated from operations, and our need to fund rapid growth in sales.
     Unrestricted cash decreased approximately $557,000 to $1.6 million at March 31, 2007 from December 31, 2006. Significant components of that decrease were: (i) cash used in operating activities of approximately $428,000, which consisted of the net loss for the period of $1,172,000 increased by depreciation and amortization of $1,022,000 and decreased by other uses of cash of approximately $278,000; (ii) cash used in investing activities of $654,000; and (iii) cash provided by financing activities of approximately $525,000. Payments on notes during the period were $1.57 million, including $1,000,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $750,000, which was completely comprised of amounts received from Brooks Investment Company. Net borrowings on our line of credit were $400,000 during the first quarter of 2007. At March 31, 2007, we had bonds and notes payable in the amount of $29.6 million, of which $13.0 million was current notes payable and the current portion of long-term debt.
     In January 2007, the Company renewed its $15.0 million bank line of credit. The line is a revolving credit facility maturing June 30, 2007, secured by the Company’s inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 9.25% at March 31, 2007. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. When the line of credit matures, the Company intends to seek a line of credit that does not require a personal guarantee. Approximately $550,000 was available to borrow on the line of credit at March 31, 2007.
     We have been negotiating, and expect to receive, a $5 million loan from an institutional investor, with a term of thirteen months and an interest rate of ten percent per annum. Loan proceeds will be used to reduce accounts payable and pay down our working capital line of credit, replenishing funds that were used to pay for capital improvements and for new equipment deposits. It is expected that the loan will be repaid with the proceeds of a comprehensive refinancing, which could also provide funding for the Watts, Oklahoma project.
     We are now implementing a raw material plan, initiated last year, intended to utilize lower cost polyethylene and reduce our material costs. We believe that increasing the use of these lower cost materials into our product mix, combined with improved consistency, will improve efficiencies, improve margins, increase cash flow, and significantly move us back into profitability. These changes are being implemented and coming online during the second quarter of 2007.
     There is no assurance that the proposed loan will close. If it does not, we will have to seek capital from other debt or equity sources.
     In order to limit further shareholder dilution from outstanding warrants, options, and restricted stock programs, and to take advantage of periods when we believe the market may be undervaluing our shares, in 2006 our board of directors approved the repurchase of up to three million shares of stock. Funds for the repurchase program are anticipated to come from warrant and option exercises and cash flow, if available. There is no assurance as to how many shares will actually be repurchased or when. At March 31, 2007, we had not repurchased any shares.
     In 2006 the Adair County Oklahoma Economic Development Authority approved the issuance of tax-exempt industrial development bonds to finance the construction of our proposed new waste recycling facility. We are currently in the local and state permitting process, and although we recently received initial regulatory environmental approval, there is no assurance that the project will proceed or that funding will materialize. Without funding, we may have to pay for a large portion of the project costs from cash flow, and the project would be delayed. If we are unable to complete our 2007 capital expansion program as planned, it could affect our ability to grow sales and profit margins in 2008 and future years.
     Our capital improvement budget for 2007 is currently estimated at $4 million (excluding the Oklahoma project), most of which will be funded from either cash flow or a long term operating lease.
     We proceeded with reconstruction of the fire-damaged Junction, Texas facility despite a dispute with our third tier insurance carrier, Lloyd’s of London, and have been required to invest $1.1 million from cash flow, which has negatively impacted us. We seek to recover actual damages in the amount of at least $1.4 million plus attorney and court fees and punitive damages for acts of bad faith committed by Lloyd’s (see Part II. Item 1. Legal Proceedings).
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

     We were not in compliance with three of the quarterly covenants as of March 31, 2007. The bond holder has waived these covenants. The current ratio and accounts payable covenants were waived as of December 31, 2006 through, and including, December 31, 2007. The debt service covenant was waived for the quarter ended March 31, 2007.
Bonds payable and Allstate Notes Payable Debt Covenants

	March 31,
	2007	Compliance

Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	1.06	N
Current ratio of not less than 1.00 to 1.00 (as adjusted1)	0.93	N
Not more than 10% of accounts payable in excess of 75 days past invoice date	22.4%	N
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.9%	Y

(1)	The current ratio calculation was modified to include the debt service reserve fund of $2,040,000 in current assets.
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
Item 4. Controls and Procedures.
     Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, Robert A. Thayer, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of March 31, 2007 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that, as a result of material weaknesses in our internal control over financial reporting as of March 31, 2007, as previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2006 fiscal year, as amended on Form 10-K/A, our disclosure controls and procedures were not effective as of March 31, 2007.
     Our management identified two material weaknesses in our internal control over financial reporting as of December 31, 2006. Management concluded that the Company did not have an adequate process in place to assess potential impairment of fixed assets, and that the Company’s inventory costing system was not adequately documented nor were there adequate procedures for an independent review of the costing analysis to ensure completeness and accuracy of the calculated costs. In the first quarter of 2007, we initiated our plans to implement controls that we expect to eliminate the material weaknesses referred to above. There can be no assurance at this time that the actions taken to date will effectively remediate the material weaknesses.
     We are continuing to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.
     During the quarter ended March 31, 2007, except in connection with actions we are taking to remediate the material weaknesses in our internal control discussed above, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
     The parties participated in an unsuccessful court-ordered mediation on March 13, 2006. A Summary Judgment hearing was conducted on June 27, 2006, following which the Court ruled our business disruption loss is limited to $1.0 million, which reduces our current claim to $1.4 million; however, the Court ordered we could present the Bad Faith claim we filed against Lloyd’s to the jury and if we are successful the jury can award punitive damages over and above the $1.4 million in actual damages. Trial has been set for August 6, 2007.
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
Item 1A. Risk Factors
     There have been no significant changes during the first quarter of 2007 to risk factors presented in the Company’s 2006 Annual Report on Form 10-K, as amended on Form 10-K/A.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2007.
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
Vice Chairman and Chief Operating Officer

/s/ Robert A. Thayer

Robert A. Thayer
Senior Vice-President and Chief Financial Officer
Date: May 10, 2007

Index to Exhibits

Exhibit
Number	Description
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman, chief executive officer and president.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s senior vice-president and chief financial officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman, chief executive officer and president.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s senior vice-president and chief financial officer.