Form 10-Q
period 2007-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2007-08-09
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  Commission File Number 1-10367
Advanced Environmental Recycling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-0675758
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

914 N Jefferson Street	72765
Post Office Box 1237	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2007, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 46,270,566 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
ASSETS

	June 30,	December 31,
	2007	2006
	(unaudited)
Current assets:
Cash and cash equivalents	$1,665,125	$2,164,532
Restricted cash	1,303,523	787,191
Trade accounts receivable, net of allowance of $374,894 at June 30, 2007 and December 31, 2006	5,821,042	3,789,302
Other Accounts Receivable	619,776	760,970
Inventories	16,300,265	14,515,845
Prepaid expenses	1,817,866	1,018,657
Deferred tax assets	1,182,785	1,163,017

Total current assets	28,710,382	24,199,514

Land, buildings and equipment:
Land	1,988,638	1,988,638
Buildings and leasehold improvements	10,048,582	5,979,223
Machinery and equipment	50,919,222	39,475,682
Transportation equipment	1,175,324	1,243,556
Office equipment	1,003,926	801,231
Construction in progress	812,615	14,762,153

	65,948,307	64,250,483
Less accumulated depreciation	28,742,492	26,728,540

Net land, buildings, and equipment	37,205,815	37,521,943

Other assets:
Deferred tax asset	5,604,420	4,293,912
Debt issuance costs, net of accumulated amortization of $921,236 at June 30, 2007 and $790,532 at December 31, 2006	2,683,686	2,814,390
Debt service reserve fund	2,040,000	2,040,000
Restricted certificate of deposit	850,405	829,961
Other assets, net of accumulated amortization of $407,023 at June 30, 2007 and $392,736 at December 31, 2006	388,149	350,246

Total other assets	11,566,660	10,328,509

Total assets	$77,482,857	$72,049,966

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2007	2006
	(unaudited)
Current liabilities:
Accounts payable — trade	$10,277,651	$10,861,648
Accounts payable — related parties	506,622	494,831
Current maturities of long-term debt	1,669,731	1,673,612
Litigation loss payable	655,769	655,769
Other accrued liabilities	2,437,726	2,509,603
Working capital line of credit	11,459,698	10,060,000
Notes payable — related parties	—	1,000,000
Notes payable — other	1,337,581	410,181

Total current liabilities	28,344,778	27,665,644

Long-term debt, less current maturities	21,436,201	16,827,717

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.01 par value; 75,000,000 shares authorized; 46,270,566 and 43,041,164 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	462,706	430,412

Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding at June 30, 2007 and December 31, 2006	14,655	14,655
Warrants outstanding; 2,834,340 at June 30, 2007 and 4,606,132 at December 31, 2006	1,377,330	2,519,389
Additional paid-in capital	40,701,890	37,891,274
Accumulated deficit	(14,854,703)	(13,299,125)

Total stockholders’ equity	27,701,878	27,556,605

Total liabilities and stockholders’ equity	$77,482,857	$72,049,966

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$25,342,796	$28,105,770	$47,709,836	$55,771,019
Cost of goods sold	21,352,994	19,625,232	40,881,582	41,336,165

Gross margin	3,989,802	8,480,538	6,828,254	14,434,854

Selling and administrative costs	4,044,282	4,836,881	7,920,754	9,056,124

Operating income (loss)	(54,480)	3,643,657	(1,092,500)	5,378,730

Net interest expense	(958,894)	(757,852)	(1,793,355)	(1,330,382)

Income (loss) before income taxes	(1,013,374)	2,885,805	(2,885,855)	4,048,348
Income tax provision (benefit)	(629,455)	1,162,708	(1,330,277)	1,419,309

Net income (loss) applicable to common stock	$(383,919)	$1,723,097	$(1,555,578)	$2,629,039

Income (loss) per share of common stock (Basic)	$(0.01)	$0.04	$(0.03)	$0.07

Income (loss) per share of common stock (Diluted)	$(0.01)	$0.04	$(0.03)	$0.06

Weighted average number of common shares outstanding (Basic)	47,329,295	40,678,164	46,294,901	40,054,317

Weighted average number of common shares outstanding (Diluted)	47,329,295	45,384,891	46,294,901	44,375,950

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(1,555,578)	$2,629,039
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,219,614	2,034,363
Provision for doubtful accounts	—	161,185
Deferred tax provision (benefit)	(1,330,277)	1,112,309
(Increase) decrease in other assets	58,070	(654,113)
Increase in cash restricted for letter of credit and interest costs	(57,670)	(311,647)
Changes in current assets and current liabilities	(4,065,686)	(4,818,664)

Net cash provided by (used in) operating activities	(4,731,527)	152,472

Cash flows from investing activities:
Purchase of certificate of deposit	—	(1,000,000)
Purchases of land, buildings and equipment	(1,272,268)	(4,192,667)

Net cash used in investing activities	(1,272,268)	(5,192,667)

Cash flows from financing activities:
Net borrowings on line of credit	1,399,698	6,600,000
Proceeds from issuance of notes	5,750,000	2,503,225
Payments on notes	(2,696,123)	(3,859,961)
Increase in cash restricted for payment of long-term debt	(458,662)	(260,896)
Decrease in outstanding advances on factored receivables	—	(2,450,788)
Proceeds from exercise of stock options and warrants, net	1,509,475	3,637,164

Net cash provided by financing activities	5,504,388	6,168,744

Increase (decrease) in cash and cash equivalents	(499,407)	1,128,549
Cash and cash equivalents, beginning of period	2,164,532	1,748,023

Cash and cash equivalents, end of period	$1,665,125	$2,876,572

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
Note 2: Description of the Company
     Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, which have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, and decking under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc™, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus,Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing and recycling facilities in Springdale, Lowell, and Tontitown, Arkansas; Junction, Texas and Alexandria, Louisiana. We also operate a warehouse and reload complex in Lowell, Arkansas.
Note 3: Statements of Cash Flows
     In order to determine net cash provided by (used in) operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable.
     Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the six months ended June 30:

	2007	2006
	(unaudited)	(unaudited)
Receivables	$(1,890,546)	$(2,812,633)
Inventories	(1,784,421)	(2,571,576)
Prepaid expenses and other	677,820	402,044
Accounts payable – trade and related parties	(996,662)	(887,878)
Accrued liabilities	(71,877)	1,051,379

	$(4,065,686)	$(4,818,664)

Cash paid for interest	$1,574,345	$1,568,728

Cash paid for income taxes	$—	$102,224

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2007	2006
	(unaudited)	(unaudited)
Notes payable for financing of insurance policies	$1,477,027	$1,513,539
Accounts / notes payable for equipment	425,556	3,365,122
Accrued premium on preferred stock paid with Class A common stock	—	235,367

Note 4: Significant Accounting Policies
Revenue Recognition Policy
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates, and returns, which were $593,929 and $894,252 for the quarters ended June 30, 2007 and 2006, respectively, and $1,248,165 and $1,462,233 for the six months ended June 30, 2007 and 2006, respectively.
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
Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Parts and supplies	$2,243,604	$2,007,535
Raw materials	6,363,743	5,072,734
Work in process	4,012,720	3,928,442
Finished goods	3,680,198	3,507,134

	$16,300,265	$14,515,845

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
Concentration Risk
     The Company’s revenues are derived principally from a number of regional and national door and window manufacturers, regional building materials dealers and Weyerhaeuser, the Company’s primary decking customer. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. For the quarter and six months ended June 30, 2007, Weyerhaeuser was the only customer from which the Company derived more than 10% of its revenue. Gross sales to Weyerhaeuser comprised approximately 78% and 81% of total gross sales for the quarters ended June 30, 2007and 2006, respectively; and approximately 77% and 81% of total gross sales for the six months ended June 30, 2007and 2006, respectively.
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
Note 5: Related Party Transactions
     In the second quarter of 2007, the Company purchased approximately $894,000 of certain of its raw materials through Brooks Investment Company, which is controlled by Marjorie S. Brooks. Additionally, the Company was charged interest costs by Brooks Investment Company of approximately $6,000 related to those purchases.
     Mrs. Brooks is paid a credit enhancement fee for providing a personal guarantee on the balance outstanding on the Company’s $15 million bank line of credit (see Note 8: Debt). The fee is equal to the difference between the Company’s borrowing rate on its most recent unsecured fixed rate loan and the borrowing rate on the line of credit, multiplied by the outstanding balance of the line of credit. This fee is intended to also compensate Mrs. Brooks for her $4 million personal guarantee on the Company’s industrial revenue bonds. For the three and six months ended June 30, 2007, the Company recorded fees of $68,284 and $132,681, respectively, related to this arrangement. For the three and six months ended June 30, 2006, the Company recorded fees of $99,000 related to this arrangement.
Note 6: Income Taxes
     The Company had no current income tax provisions for the quarter or six months ended June 30, 2007 due to its net losses for those periods. The effective income tax rates for the quarter and six months ended June 30, 2007 were 62% and 46%, respectively. The effective income tax rates for the quarter and six months ended June 30, 2006 were 40% and 35%, respectively. The effective tax rates for 2007 differ from the U.S. federal statutory rate of 34% due primarily to permanent differences related to the exercise of stock options and to a lesser degree state income taxes.
     The Company adopted the provisions of FIN 48 (see Note 4: Significant Accounting Policies - Recent Accounting Pronouncements) on January 1, 2007. The only periods under audit for our federal returns are our fiscal year 2005 and fourth quarter 2005 tax periods. Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2007, we had no unrecognized tax benefits. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company recognizes interest related to income taxes as interest expense and penalties as operating expenses.
Note 7: Earnings Per Share
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
     In computing Diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. Therefore, basic and diluted EPS are calculated in the same manner for the quarter and six months ended June 30, 2007, as there were losses from continuing operations for those periods.

	Three Months Ended June 30
	2007	2006
Net income (loss) applicable to common stock (A)	$(383,919)	$1,723,097

Assumed exercise of stock options and warrants	—	8,121,595
Application of assumed proceeds toward repurchase of stock at average market price	—	(3,414,868)

Net additional shares issuable	—	4,706,727

Adjustment of shares outstanding:
Weighted average common shares outstanding	47,329,295	40,678,164
Net additional shares issuable	—	4,706,727

Adjusted shares outstanding (B)	47,329,295	45,384,891

Net income (loss) per common share — Diluted (A) divided by (B)	$(0.01)	$0.04

Antidilutive and/or non-exercisable options	1,529,000	150,000
Antidilutive and/or non-exercisable warrants	2,834,340	—

	Six Months Ended June 30:
	2007	2006
Net income (loss) applicable to common stock (A)	$(1,555,578)	$2,629,039

Assumed exercise of stock options and warrants	—	6,925,326
Application of assumed proceeds toward repurchase of stock at average market price	—	(2,603,693)

Net additional shares issuable	—	4,321,633

Adjustment of shares outstanding:
Weighted average common shares outstanding	46,294,901	40,054,317
Net additional shares issuable	—	4,321,633

Adjusted shares outstanding (B)	46,294,901	44,375,950

Net income (loss) per common share — Diluted (A) divided by (B)	$(0.03)	$0.06

Antidilutive and/or non-exercisable options	1,529,000	325,000
Antidilutive and/or non-exercisable warrants	2,834,340	1,021,269
     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarters and six months ended June 30, 2007 and 2006 as indicated in the tables above. Those options and warrants were antidilutive and/or not exercisable at June 30, 2007 and 2006. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.
Note 8: Debt
     In June 2007, the Company renewed its $15.0 million bank line of credit. The line is a revolving credit facility maturing September 16, 2007, secured by the Company’s inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 9.25% at June 30, 2007. As discussed in Note 5: Related Party Transactions, the full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks. When the line of credit matures, the Company intends to seek a line of credit that does not require a personal guarantee. Approximately $3.5 million was available to borrow on the line of credit at June 30, 2007.
     On June 8, 2007, the Company satisfied certain closing conditions and obtained funding under a $5.0 million note payable to Allstate Insurance Company dated May 31, 2007. The note bears interest at a rate of 10% per annum, payable at maturity on October 1, 2008, and is subordinated to approximately $12.1 million of senior indebtedness under 2003 bond obligations and under 2003 debt obligations to Allstate. The note is secured on a subordinated basis by mortgages and deeds of trust on certain real estate owned by the Company in Springdale and Lowell, Arkansas and in Junction, Texas.
Note 9: Commitments and Contingencies
Lloyd’s of London
     On July 31, 2007, the Company and certain underwriters at Lloyd’s, London agreed to the terms of a settlement resolving litigation that arose in early 2005 concerning losses related to a fire in 2003. Under the settlement, Lloyd’s agreed to pay the Company $700,000 and the parties provided mutual releases to one another.
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
Lease Commitment
     In February 2006, AERT entered into an operating lease contract whereby it has agreed to lease up to $3 million of equipment for seven years. In July 2006 the amount of the lease line was increased to $6 million. Lease payments are expected to begin in the third quarter of 2007. Until that time, interim interest payments are being made on the amount of equipment subject to the lease that has been purchased by the leasing company, which totaled approximately $5.4 million at June 30, 2007.
     In January 2007, AERT entered into a lease contract whereby it will lease a computer system and associated equipment in the approximate amount of $1 million. Until lease payments begin, interim interest payments will be made on the amounts paid by the leasing company, which totaled approximately $474,000 at June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The first two months of the quarter ended June 30, 2007 were negatively impacted by cold and rainy weather conditions and slow sales as our largest customer rebalanced its inventory of our product following the slowdown in the building materials industry that began last fall. We also launched several new decking products, and started up a new extrusion line during the quarter with less than desired efficiencies. Additionally, we lost some sales opportunities early in the quarter because of delays starting up our new Springdale South factory. June sales, however, rebounded and set an all-time monthly sales record for the Company despite continuing weak conditions in the building materials industry. Low overhead absorption in the first two months of the quarter, manufacturing inefficiencies related to our expanded product offerings, and startup costs for our newest extrusion facility combined to generate a loss for the period.
Second Quarter 2007 Operations
Sales
     End user purchases of AERT decking products are meeting or exceeding last year’s sales. MoistureShield sales have almost doubled compared to the same period a year ago, despite a very conservative market in which many lumber dealers are keeping inventories of building materials low. The abrupt slowdown in the new home construction and building materials markets, however, left Weyerhaeuser – our biggest customer – with more ChoiceDek inventory of our existing products than needed, which limited our sales in the first two months of the quarter. In the third month of the quarter sales rebounded as end user sales were stronger than anticipated and store inventories dropped below target levels. We believe that over the course of this year, assuming no further deterioration in the building materials industry, our sales of Weyerhaeuser ChoiceDek will resume healthy growth based upon broader in-store selections combined with the introduction of new products.
     Our marketing initiative to expand sales of MoistureShield decking through professional builder supply channels is proving successful and MoistureShield sales are running far ahead of second quarter 2006. We look for continued growth of this product line, which serves a market that is far larger than the do-it-yourself home improvement segment – professional contractors and deck builders. We also believe a shakeout will continue with additional competitors closing down or consolidating.
     Sales of our OEM parts like door rails and window sills were down significantly (41%) from the second quarter last year because of the slowdown in new home construction. We are uncertain when and at what pace this business segment will recover.
     We will continue to focus on expanding and improving our green building products, which can be certified under the national Leadership in Energy and Environmental Design (LEED®) program. AERT launched into 2007 with an aggressive customer service campaign focused on the quality and value of our products, their positive, unmatched field histories, and the fact that AERT is truly a “Green Building Company”. The LEED® Green Building System developed by the U.S. Green Building Council is the national benchmark for high performance green buildings. The LEED® for homes standard specifies environmentally preferable products, such as landscape decking made with a minimum of 25% post consumer recycled content. AERT is one of the few companies that manufacture decking products that meet or exceed the LEED® standards. Developers and builders can earn points and have their projects certified under the LEED® standards by making them more energy efficient and choosing building materials that are environmentally responsible. As a member of the United States Green Building Council, AERT proudly supports the sustainable green building practices promoted by LEED®. In fact, conservation, recycling and better resource management has been a focus of AERT’s culture since inception.
Margins
     Our gross, operating, and net margins fell in Q2 2007 versus Q2 2006. Slower sales left us with some under-used manufacturing and administrative capacity, which increased overhead costs relative to sales and reduced profit margins. In addition, we significantly tightened quality control specifications and improved the quality of our decking products as compared to the same period a year ago. This strategic initiative is intended to take our recycled green building products to equal or better quality than their virgin resin competitors in the decking market. We also experienced manufacturing inefficiencies as we started up our new plant (Springdale South), and as we learned how to manufacture many more products to tighter standards than we produced in the second quarter last year, some of which use expensive additives to control color and aesthetics. We believe we have identified the sources of inefficiency and are taking steps to increase our productivity while maintaining quality.
Current Business Environment
     As the composite decking business continues to evolve, here are the factors we believe will drive AERT’s business over the next year.
Sales and Innovation
     As manufacturing technology and aesthetics of composite decking improve, market trends are also shifting. Consumers are demanding more variety and selection compared to prior periods as demand for multi-color decks appears to be increasing. Also, the evolution toward a more natural wood look appears to be increasing on the higher end of the market, while decreasing wood prices have widened the price differential on the lower end. Our MoistureShield decking line has been upgraded and reintroduced to address these trends in the market.
     We are also introducing a smaller profile deck board this year with two color selections, under the BasicsTM brand, targeted to a wood upgrade segment for light residential construction. We believe this will allow us to broaden our customer base and appeal to a wider market segment than in prior periods.
     The MoistureShield decking introduction is targeted toward the commercial contractor lumberyard, which provides service to large repeat customers. Most of these large customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers away from competing products to our brands such as MoistureShield. Thus, a significant marketing effort was initiated during the fourth quarter of 2006, and will continue throughout 2007. The marketing program is focused on green building and converting high volume customers to our products.
     With difficult conditions facing the decking market, AERT is differentiating its products through a combination of low price point, quality, and outstanding customer service. We believe we are in a favorable position to increase market share, but maintaining our low cost model could restrict our ability to grow profit margins over the next year.
     We have invested significantly in plastic recycling infrastructure over the last several years, which is also a strategic initiative designed to help insulate our raw materials purchasing from wide price swings associated with the petrochemical markets. As technology has improved so has the aesthetics of our products, which are overwhelmingly comprised of recycled materials. Green building is an ever increasing trend and we intend to capitalize on that trend with a new slogan: “AERT – Forest of the Future.”
     The composite decking business is continuously evolving. The technology used to manufacture wood/plastic boards has advanced significantly over the last four years and many contemporary products have much improved aesthetics. Going forward, it will be important for AERT to continue to innovate and keep in close touch with consumer trends and focus on regional market trends.
     Since 2001, Lowe’s Home Improvement stores have carried our Weyerhaeuser ChoiceDek products exclusively in the composite decking category. During 2007, we have introduced a second color selection into the ChoiceDek set in the Lowe’s home improvement warehouses. In addition, 150 new stores will be opened by Lowe’s in 2007, which will also carry Weyerhaeuser ChoiceDek. A fifth color and two new tropical hardwood products are also available in ChoiceDek for Lowe’s. Lowe’s started carrying another, though higher priced, decking brand beginning this year, which could limit the strong growth that ChoiceDek has enjoyed the last three years, although we have not seen a negative impact on our sales so far. Lowe’s is broadening the decking category and adding more accessories as it attempts to broaden its customer base. We will continue to work toward more colors (broader selection) combined with innovation and new products with Lowe’s, who is offering turnkey installation services for decks through its stores in certain locations.
Costs
     Our materials cost is higher compared to prior years as we have begun using expensive additives and additional equipment designed to increase color and improve aesthetics on decking boards, both of which are increasingly demanded by customers. As our volume grows, we believe we will be able to purchase and use these additives on more favorable terms, or possibly produce some of them in-house.
     The slowdown in the building products industry has dealt a harsh blow to cabinet and hardwood flooring manufacturers, from whom we acquire scrap wood fiber. The use of wood pellets as an alternative fuel source has also grown in the last few years. These two forces are acting to raise the cost of our wood raw materials, and we are looking at alternative sources of wood fiber.
     Now that Springdale South has successfully started up, we will be depreciating our investment in that facility, which will add approximately $1.9 million to our annual manufacturing costs versus 2006.
     Over the last six months we have developed and installed a new system to blend the various polyethylene films that we recycle in order to deliver a homogenous feedstock to our extrusion plants. This blending system became operational late in the second quarter and we expect it to have a positive impact on throughput and yields at our extrusion plants. We also continue to upgrade the equipment at our Lowell plastic recycling facility in order to increase throughput, lower operating costs, and maximize the return on our investment. This should also have a positive effect on our cost structure.
Longer Term Factors Driving Our Business

     AERT’s core competency is extracting value from America’s waste stream. As the market matures for our current slate of products made from recycled plastics, AERT will pursue new products and new markets. Given the many commercial uses of polyethylene, we believe that AERT has abundant growth opportunities. The Company has recently filed a new patent application relating to our advanced plastic recycling technologies, which we expect to result in the issuance of several patents. Additionally, we expect to file more applications over the next year.
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
     While the startup of the first line at the Springdale South plant suffered from construction delays and engineering challenges, the installation of the next three lines will be relatively fast, as most of the infrastructure is in place for four lines, and we should be able to increase production capacity relatively quickly as demand picks up or new markets are opened.
     As the decking market matures, some of our competitors with high cost processes, which include the use of virgin plastics and/or less efficient equipment, are falling by the wayside. We are analyzing and monitoring the market dynamics and moving into markets where our competitors are failing. We are also positioning and improving our recycled green building products to go head to head on quality with virgin resin based products.
Management Focus for 2007 and 2008
     As we endeavor to (1) increase sales, (2) increase gross margin, (3) lower overhead costs, and (4) reduce debt, management focus over the next twelve months is as follows:
•	Introduce three new ChoiceDek products and stock a minimum of two colors in all stores.

•	Introduce our expanded MoistureShield decking product line into nationwide distribution by the end of the first quarter of 2008.

•	Introduce LifeCycle Basics deck board.

•	Launch fencing product.

•	Decrease operating costs relative to revenue:
o	Complete modifications to our plastic reclamation and blending processes to increase throughput and increase yield at extrusion factories

o	Increase our ability to use more low cost raw materials

o	Increase focus on manufacturing efficiencies

o	More aggressive raw materials purchasing strategies

o	Improve training and associate development

o	Increase automation to improve yield and lower labor costs

o	Streamline logistics and manufacturing operations

o	Install new enterprise resource planning system to improve management information and decision making
•	Reduce leverage and strengthen the balance sheet.
     We believe the selected sales data, the percentage relationship between net sales and major categories in the statements of operations and the percentage change in the dollar amounts of each of the items presented below is important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our financial condition and our operations.
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     The following table sets forth selected information from our statements of operations.
Quarterly Comparison

	Three Months Ended June 30:
	2007	% Change	2006
Net sales	$25,342,796	-9.8%	$28,105,770
Cost of goods sold	21,352,994	8.8%	19,625,232
% of net sales	84.3%	14.5%	69.8%

Gross margin	3,989,802	-53.0%	8,480,538
% of net sales	15.7%	-14.5%	30.2%
Selling and administrative costs	4,044,282	-16.4%	4,836,881
% of net sales	16.0%	-1.2%	17.2%

Operating income (loss)	(54,480)	*	3,643,657
% of net sales	-0.2%	-13.2%	13.0%
Net interest expense	(958,894)	26.5%	(757,852)

Income (loss) before income taxes	(1,013,374)	*	2,885,805
% of net sales	-4.0%	-14.3%	10.3%
Income tax provision (benefit)	(629,455)	*	1,162,708

Net income (loss) applicable to common stock	(383,919)	*	$1,723,097
% of net sales	-1.5%	-7.6%	6.1%

*	Not meaningful as a percentage change.
Net Sales
     Net sales for the second quarter ended June 30, 2007 were 9.8% less than the second quarter 2006. MoistureShield decking sales were up 75% in second quarter 2007 compared to second quarter 2006 as a result of our aggressive plans to diversify our customer base, but ChoiceDek decking sales were lower by 15.6% versus second quarter 2006. ChoiceDek sales still constitute the largest share of total decking sales, however, so overall decking sales were down 7.5% versus second quarter 2006. OEM sales were down about 41% compared to second quarter 2006 due to the slowdown in new home construction.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, increased to 84.3% for the quarter ended June 30, 2007 from 69.8% for the second quarter 2006. Labor and overhead costs were up as we staffed up to run Springdale South, which increased these costs as a percent of sales versus second quarter 2006. Raw material costs were 39% of second quarter sales, up from 32.2% in the second quarter 2006, due to the increased use of colorants and additives and increased use of higher grades of polyethylene. Inefficiencies in starting up Springdale South and in introducing the new Exotic products negatively impacted factory throughput and yields during the 2007 second quarter. We have also tightened product specifications versus second quarter 2006, which has caused a higher incidence of reject product and lower manufacturing yields.
     As a result of the above, gross profit margin decreased to 15.7% for second quarter 2007 from 30.2 % in the comparable period of 2006.
Selling and Administrative Expenses
     Selling and administrative costs were lower in the second quarter 2007 versus second quarter 2006 both in dollar and percentage of sales terms. This was due to management’s efforts to control overhead costs in the uncertain business environment. SG&A was 16.0% of second quarter 2007 sales, down from 17.2% in the second quarter 2006. The categories of salaries and benefits, advertising and promotion, professional fees, commissions, and travel and entertainment together made up 74% of total selling and administrative expenses in the second quarter 2007. Salaries and advertising and promotion expenditures were each down significantly in second quarter 2007 versus second quarter 2006.
Net Income
     We incurred a loss before taxes of $1.01 million in the second quarter 2007 compared to pre-tax income of $2.89 million in the second quarter 2006. Our net loss for the second quarter 2007 was $383,919 compared to net income for the second quarter 2006 of approximately $1.72 million.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     The following table sets forth selected information from our statements of operations.

	Six Months Ended June 30:
	2007	% Change	2006
Net sales	$47,709,836	-14.5%	$55,771,019
Cost of goods sold	40,881,582	-1.1%	41,336,165
% of net sales	85.7%	11.6%	74.1%

Gross margin	6,828,254	-52.7%	14,434,854
% of net sales	14.3%	-11.6%	25.9%
Selling and administrative costs	7,920,754	-12.5%	9,056,124
% of net sales	16.6%	0.4%	16.2%

Operating income (loss)	(1,092,500)	*	5,378,730
% of net sales	-2.3%	-11.9%	9.6%
Net interest expense	(1,793,355)	34.8%	(1,330,382)

Income (loss) before income taxes	(2,885,855)	*	4,048,348
% of net sales	-6.0%	-13.3%	7.3%
Income tax provision	(1,330,277)	*	1,419,309

Net income (loss) applicable to common stock	$(1,555,578)	*	$2,629,039
% of net sales	-3.3%	-8.0%	4.7%

*	Not meaningful as a percentage change.
Net Sales
     Net sales for the first half ended June 30, 2007 were 14.5% less than the first half 2006. MoistureShield decking sales were up 99% in first half 2007 compared to first half 2006 as a result of our aggressive plans to diversify our customer base, but ChoiceDek decking sales were lower by 21.8% versus first half 2006. ChoiceDek sales still constitute the largest share of total decking sales, however, so overall decking sales were down 10.8% versus first half 2006. OEM sales were down about 47% compared to first half 2006 due to the slowdown in new home construction.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, increased to 85.7% for the first half ended June 30, 2007 from 74.1% for the first half 2006. Labor and overhead costs were up as we staffed up to run Springdale South, which increased these costs as a percent of sales versus first half 2006. Raw material costs were 37.3% of first half sales, up from 34.5% in the first half 2006, due to the increased use of colorants and additives and increased use of virgin polyethylene.
     As a result of the above, gross profit margin decreased to 14.3% for first half 2007 from 25.9 % in the comparable period of 2006.
Selling and Administrative Expenses
     Selling and administrative costs were lower in the first half 2007 versus first half 2006 in dollar terms and slightly higher in percentage of sales terms. This was due to management’s efforts to control overhead costs in the uncertain business environment. SG&A was 16.6% of first half 2007 sales, up from 16.2% in the first half 2006. The categories of salaries and benefits, advertising and promotion, professional fees, travel and entertainment, and commissions together made up 76.3% of total selling and administrative expenses in the first half 2007. Salaries and travel expenditures were each down significantly in first half 2007 versus first half 2006. We also had factoring costs in the first half of 2006, which we did not have in 2007.
Net Income
     We incurred a loss from operations of $1.1 million in the first half 2007 compared to an operating profit of $5.4 million in the first half 2006. Our net loss for the first half 2007 was $1.6 million compared to net income for the second half 2006 of approximately $2.6 million.
Liquidity and Capital Resources
     At June 30, 2007, we had a working capital surplus of $365,604 compared to a working capital deficit of $3,466,130 at December 31, 2006. We moved from a deficit position to a surplus position due primarily to a $5 million financing from Allstate investments in June 2007. Loan proceeds were used to reduce accounts payable and pay down our working capital line of credit, among other uses. The loan matures on October 1, 2008, and bears interest at 10%. It is expected that the loan will be repaid with the proceeds of a comprehensive refinancing, which could also provide funding for our Watts, Oklahoma project discussed below.

     Unrestricted cash decreased $499,407 to $1,665,125 at June 30, 2007 from December 31, 2006. Significant components of that decrease were: (i) cash used in operating activities of approximately $4,731,527, which consisted of the net loss for the period of $1,555,578 increased by depreciation and amortization of $2,219,614 and decreased by other uses of cash of approximately $5,395,563; (ii) cash used in investing activities of $1,272,268; and (iii) cash provided by financing activities of approximately $5,504,388. Payments on notes during the period were approximately $2.7 million, including $1,000,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $5,750,000, $5 million of which was a loan from Allstate Investments and $750,000 of which was a loan from Brooks Investment Company that had been repaid by June 30, 2007. Net borrowings on our line of credit were approximately $1.4 million during the first six months of 2007. At June 30, 2007, we had bonds and notes payable in the amount of $35.9 million, of which $14.5 million was current notes payable and the current portion of long-term debt.
     In June 2007, the Company renewed its $15.0 million bank line of credit. The line is a revolving credit facility maturing September 16, 2007, secured by the Company’s inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 9.25% at June 30, 2007. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. When the line of credit matures, the Company intends to seek a line of credit that does not require a personal guarantee. Approximately $3.5 million was available to borrow on the line of credit at June 30, 2007.
     In order to limit further shareholder dilution from outstanding warrants, options, and restricted stock programs, and to take advantage of periods when we believe the market may be undervaluing our shares, in 2006 our board of directors approved the repurchase of up to three million shares of stock. Funds for the repurchase program are anticipated to come from warrant and option exercises and cash flow, if available. There is no assurance as to how many shares will actually be repurchased or when. At June 30, 2007, we had not repurchased any shares.
     In 2006 the Adair County Oklahoma Economic Development Authority approved the issuance of tax-exempt industrial development bonds to finance the construction of our proposed new waste recycling facility. Initial permitting for the new Oklahoma facility has been cleared and we are now in the financing process. The new facility is designed to allow us to use the less desirable, but low cost, forms of waste polyethylene and additional sources of waste wood fiber, which will ensure our ability to regain a competitive advantage and maintain a low cost structure. The initial phase of the Oklahoma project is currently estimated to cost $15 million and take one year to build. We are currently in the local and state permitting process, and although we recently received initial regulatory environmental approval, there is no assurance that the project will proceed or that funding will materialize. Without funding, we may have to pay for a large portion of the project costs from cash flow, and the project would be delayed. If we are unable to complete our 2007 capital expansion program as planned, it could affect our ability to grow sales and profit margins in 2008 and future years.
     Our capital improvement budget for 2007 is currently estimated at $4 million (excluding the Oklahoma project), most of which will be funded from either cash flow or a long term lease.
     Under our 2003 bond agreement, AERT covenants that it will maintain certain financial ratios. If we fail to comply with the covenants, or to secure a waiver therefrom, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy.
     We were not in compliance with two of the quarterly covenants as of June 30, 2007. The bond holder has waived these covenants. The accounts payable covenant was waived as of December 31, 2006 through, and including, December 31, 2007. The debt service covenant was waived for the quarter ended June 30, 2007.

Bonds payable and Allstate Notes Payable Debt Covenants	June 30, 2007	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	-0.03	No – waived
Current ratio of not less than 1.00 to 1.00	1.01	Yes
Not more than 10% of accounts payable in excess of 75 days past invoice date	11.1%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.4%	Yes
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
Item 4. Controls and Procedures.
     Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, Robert A. Thayer, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of June 30, 2007 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that, as a result of material weaknesses in our internal control over financial reporting as of June 30, 2007, as previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2006 fiscal year, as amended on Form 10-K/A, our disclosure controls and procedures were not effective as of June 30, 2007.
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

     During the quarter ended June 30, 2007, except in connection with actions we are taking to remediate the material weakness in our internal control discussed above, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings
Lloyd’s of London
     On July 31, 2007, the Company and certain underwriters at Lloyd’s, London agreed to the terms of a settlement resolving litigation that arose in early 2005 concerning losses related to a fire in 2003. Under the settlement, Lloyd’s agreed to pay the Company $700,000 and the parties provided mutual releases to one another.
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
Item 1A. Risk Factors.
     There have been no significant changes during the second quarter of 2007 to risk factors presented in the Company’s 2006 Annual Report on Form 10-K, as amended on Form 10-K/A.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our 2007 annual meeting of stockholders on July 19, 2007. The following matters proposed by the board of directors were voted upon at that meeting.
     Proposal 1: The stockholders approved the proposal to elect to the board of directors each of the nominees listed below.

Nominees	Votes For	Votes Withheld
Joe G. Brooks	44,832,797	687,900
Marjorie S. Brooks	44,977,912	542,785
Stephen W. Brooks	44,970,935	549,762
Jerry B. Burkett	45,002,962	517,735
Edward P. Carda	45,002,067	518,630
Melinda Davis	45,004,532	516,165
Tim W. Kizer	44,668,790	851,907
Peter S. Lau	44,677,499	843,198
Sal Miwa	44,998,606	522,091
Jim Robason	45,003,532	517,165
Michael M. Tull	45,000,832	519,865
     Proposal 2: The stockholders approved the proposal to ratify the appointment of the independent public accounting firm of

Tullius Taylor Sartain and Sartain.

For	Against	Abstain
45,300,485	163,971	56,239
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

Date: August 9, 2007

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