Form 10-Q
period 2007-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2007-11-09
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: ☑ NO: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer and large filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☑       Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2007, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 46,302,941 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, September 30, 2007 (unaudited) and December 31, 2006	1-2

Statements of Operations (unaudited) Three and Nine Months Ended September 30, 2007 and 2006	3

Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2007 and 2006	4

Notes to Financial Statements	5-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3. Quantitative and Qualitative Disclosure about Market Risk	15

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 6. Exhibits	17

Signatures	18

Index to Exhibits	19
Certification Pursuant to 302
Certification Pursuant to 302
Certification Pursuant to 906
Certification Pursuant to 906
Certification (Section 302) by the Chairman, CEO and President
Certification (Section 302) by the Senior Vice President and CFO
Certification (Section 906) by the Chairman, CEO and President
Certification (Section 906) by the Senior Vice President and CFO

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
ASSETS

	September 30,	December 31,
	2007	2006
	(unaudited)
Current assets:
Cash and cash equivalents	$399,033	$2,164,532
Restricted cash	1,758,817	787,191
Trade accounts receivable, net of allowance of $374,894 at September 30, 2007 and December 31, 2006	3,817,792	3,789,302
Other accounts receivable	624,060	760,970
Inventories	17,564,218	14,515,845
Prepaid expenses	1,310,090	1,018,657
Deferred tax assets	1,337,350	1,163,017

Total current assets	26,811,360	24,199,514

Land, buildings and equipment:
Land	1,988,638	1,988,638
Buildings and leasehold improvements	10,051,805	5,979,223
Machinery and equipment	51,158,906	39,475,682
Transportation equipment	1,182,794	1,243,556
Office equipment	1,003,558	801,231
Construction in progress	2,319,162	14,762,153

Total land, buildings and equipment	67,704,863	64,250,483
Less accumulated depreciation	30,148,438	26,728,540

Net land, buildings, and equipment	37,556,425	37,521,943

Other assets:
Deferred tax asset	6,368,828	4,293,912
Debt issuance costs, net of accumulated amortization of $986,589 at September 30, 2007 and $790,532 at December 31, 2006	2,618,333	2,814,390
Debt service reserve fund	2,040,000	2,040,000
Restricted certificate of deposit	860,930	829,961
Other assets, net of accumulated amortization of $414,166 at September 30, 2007 and $392,736 at December 31, 2006	507,279	350,246

Total other assets	12,395,370	10,328,509

Total assets	$76,763,155	$72,049,966

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2007	2006
	(unaudited)
Current liabilities:
Accounts payable — trade	$10,858,578	$10,861,648
Accounts payable — related parties	366,823	494,831
Current maturities of long-term debt	1,652,199	1,673,612
Litigation loss payable	655,769	655,769
Other accrued liabilities	3,481,408	2,509,603
Working capital line of credit	11,352,341	10,060,000
Notes payable — related parties	—	1,000,000
Notes payable — other	838,135	410,181

Total current liabilities	29,205,253	27,665,644

Long-term debt, less current maturities	21,254,656	16,827,717

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.01 par value; 75,000,000 shares authorized; 46,270,566 and 43,041,164 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	462,706	430,412
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized, 1,465,530 shares issued and outstanding at September 30, 2007 and December 31, 2006	14,655	14,655
Warrants outstanding; 2,834,340 and 4,606,132 at September 30, 2007 and December 31, 2006	1,377,330	2,519,389
Additional paid-in capital	40,832,702	37,891,274
Accumulated deficit	(16,384,147)	(13,299,125)

Total stockholders’ equity	26,303,246	27,556,605

Total liabilities and stockholders’ equity	$76,763,155	$72,049,966

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$24,797,778	$20,800,859	$72,507,614	$76,571,878
Cost of goods sold	22,732,615	16,668,549	63,614,197	58,004,714

Gross margin	2,065,163	4,132,310	8,893,417	18,567,164
Selling and administrative costs	4,180,787	3,834,079	12,101,541	12,890,203

Operating income (loss)	(2,115,624)	298,231	(3,208,124)	5,676,961
Net interest expense	(1,032,792)	(766,032)	(2,826,147)	(2,096,414)

Income (loss) before extraordinary item and income tax	(3,148,416)	(467,801)	(6,034,271)	3,580,547
Income tax provision (benefit)	(1,186,569)	(162,206)	(2,516,846)	1,257,103

Net income (loss) before extraordinary item	(1,961,847)	(305,595)	(3,517,425)	2,323,444
Extraordinary gain on involuntary conversion of non-monetary assets due to fire (net of income tax) (See Note 10)	432,403	—	432,403	—

Net income (loss) applicable to common stock	$(1,529,444)	$(305,595)	$(3,085,022)	$2,323,444

Income (loss) per share of common stock before extraordinary item (Basic)	$(0.04)	$(0.01)	$(0.08)	$0.06

Income (loss) per share of common stock before extraordinary item (Diluted)	$(0.04)	$(0.01)	$(0.08)	$0.05

Extraordinary gain per share of common stock (Basic and Diluted)	$0.01	—	$0.01	—

Income (loss) per share of common stock after extraordinary item (Basic)	$(0.03)	$(0.01)	$(0.07)	$0.06

Income (loss) per share of common stock after extraordinary item (Diluted)	$(0.03)	$(0.01)	$(0.07)	$0.05

Weighted average number of common shares outstanding (Basic)	47,736,096	43,811,404	46,780,578	41,320,442

Weighted average number of common shares outstanding (Diluted)	47,736,096	43,811,404	46,780,578	45,730,951

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(3,085,022)	$2,323,444
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,763,516	3,013,855
Provision for returns	—	161,685
Income tax provision (benefit)	(2,516,846)	981,103
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	(432,403)	—
Increase in other assets	(13,374)	(697,372)
Increase in cash restricted for letter of credit and interest costs	(279,616)	(298,754)
Changes in current assets and current liabilities	(1,338,088)	(5,417,997)

Net cash provided by (used in) operating activities	(3,901,833)	65,964

Cash flows from investing activities:
Purchase of certificate of deposit	—	(1,000,000)
Purchases of land, buildings and equipment	(3,028,825)	(6,100,881)
Insurance proceeds from involuntary conversion of non-monetary assets due to fire	700,000	—

Net cash used in investing activities	(2,328,825)	(7,100,881)

Cash flows from financing activities:
Net borrowings on line of credit	1,292,341	7,650,000
Proceeds from issuance of notes	5,750,000	2,503,225
Payments on notes	(3,394,647)	(4,552,047)
Increase in cash restricted for payment of long-term debt	(692,010)	(601,366)
Increase in outstanding advances on factored receivables	—	(2,450,788)
Proceeds from exercise of stock options and warrants, net	1,509,475	3,692,076

Net cash provided by financing activities	4,465,159	6,241,100

Decrease in cash and cash equivalents	(1,765,499)	(793,817)
Cash and cash equivalents, beginning of period	2,164,532	1,748,023

Cash and cash equivalents, end of period	$399,033	$954,206

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
Note 2: Description of the Company
     Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, which have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, windowsills, brick mould, fascia board, and decking under the trade names LifeCycle®, MoistureShield®, MoistureShield® CornerLoc®, Weyerhaeuser ChoiceDek® Classic, Weyerhaeuser ChoiceDek® Plus, Weyerhaeuser ChoiceDek® Premium, ChoiceDek® Classic Colors, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. We operate manufacturing and recycling facilities in Springdale, Lowell, and Tontitown, Arkansas, and in Junction, Texas. We also operate a warehouse and reload complex in Lowell, Arkansas.
     The Company intends to remove its plastic recycling equipment from its Alexandria, Louisiana facility and relocate it to its Lowell, Arkansas recycling facility. The lease for the Alexandria facility will expire in May 2008, and we do not intend to renew it.
     The Company's Junction, Texas manufacturing facility also recently suspended extrusion operations. Supervisory and maintenance personnel are currently working at the facility to streamline and upgrade certain functions of the facility. The raw materials department at the facility is also working on a new product concept for 2008.
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
     Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the nine months ended September 30:

	2007	2006
	(unaudited)	(unaudited)

Receivables	$108,420	$(751,953)
Inventories	(3,048,373)	(6,230,215)
Prepaid expenses and other	1,185,593	819,582
Accounts payable — trade and related parties	(555,533)	(124,569)
Accrued liabilities	971,805	869,158

	$(1,338,088)	$(5,417,997)

Cash paid for interest	$2,040,474	$1,892,848

Cash paid for income taxes	$—	$102,224

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	Nine Months Ended September 30:
	2007	2006
	(unaudited)	(unaudited)
Notes payable for financing of insurance policies	$1,477,027	$1,513,539
Accounts / notes payable for equipment	425,556	3,397,523
Accrued premium on preferred stock paid with Class A common stock	—	235,367
Note 4: Significant Accounting Policies
Revenue Recognition Policy
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates, and returns, which were $807,995 and $556,543 for the quarters ended September 30, 2007 and 2006, respectively, and $2,056,160 and $2,018,776 for the nine months ended September 30, 2007 and 2006, respectively.
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
Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Parts and supplies	$2,419,929	$2,007,535
Raw materials	6,676,035	5,072,734
Work in process	4,145,131	3,928,442
Finished goods	4,323,123	3,507,134

	$17,564,218	$14,515,845

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
Concentration Risk
     The Company’s revenues are derived principally from a number of regional and national door and window manufacturers, regional building materials dealers and Weyerhaeuser, the Company’s primary decking customer. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. For the quarter and nine months ended September 30, 2007, Weyerhaeuser was the only customer from which the Company derived more than 10% of its revenue. Gross sales to Weyerhaeuser comprised approximately 74% and 80% of total gross sales for the quarters ended September 30, 2007 and 2006, respectively; and approximately 73% and 80% of total gross sales for the nine months ended September 30, 2007 and 2006, respectively.
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
Note 5: Related Party Transactions
     In the three and nine months ended September 30, 2007, the Company purchased approximately $219,000 and $1,113,000,

respectively, of certain of its raw materials through Brooks Investment Company, which is controlled by Marjorie S. Brooks. Additionally, the Company was charged interest costs by Brooks Investment Company of approximately $17,000 related to those purchases for the nine months ended September 30, 2007.

     Mrs. Brooks is paid a credit enhancement fee for providing a personal guarantee on the balance outstanding on the Company’s $15 million bank line of credit (see Note 8: Debt). The fee is equal to the difference between the Company’s borrowing rate on its most recent unsecured fixed rate loan and the borrowing rate on the line of credit, multiplied by the outstanding balance of the line of credit. This fee is intended to also compensate Mrs. Brooks for her $4 million personal guarantee on the Company’s industrial revenue bonds. For the three and nine months ended September 30, 2007, the Company recorded fees of $71,719 and $204,400, respectively, related to this arrangement. For the three and nine months ended September 30, 2006, the Company recorded fees of $99,000 and $198,000, respectively, related to this arrangement.
Note 6: Income Taxes
     The Company had no current income tax provisions for the quarter or nine months ended September 30, 2007 due to its net losses for those periods. The effective income tax rates for the quarter and nine months ended September 30, 2007 were 37.5% and 42.2%, respectively. The effective income tax rates for the quarter and nine months ended September 30, 2006 were 34.7% and 35.1%, respectively. The effective tax rate for the three months ended September 30, 2007 differs from the U.S. federal statutory rate of 34% due primarily to state income taxes. The effective tax rate for the nine months ended September 30, 2007 differs from the U.S. federal statutory rate of 34% due primarily to permanent differences related to the exercise of stock options and to a lesser degree state income taxes.
     The Company adopted the provisions of FIN 48 (see Note 4: Significant Accounting Policies - Recent Accounting Pronouncements) on January 1, 2007. None of our federal returns are currently under audit. Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. At January 1, 2007, the Company had no unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company recognizes interest related to income taxes as interest expense and penalties as operating expenses.
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
     In computing Diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. Therefore, basic and diluted EPS are calculated in the same manner for the quarter and nine months ended September 30, 2007 and for the quarter ended September 30, 2006, as there were losses from continuing operations for those periods.

	Nine Months Ended September 30:
	2007	2006
	(unaudited)	(unaudited)
Net income (loss) applicable to common stock (A)	$(3,085,022)	$2,323,444

Assumed exercise of stock options and warrants	—	6,840,326
Application of assumed proceeds toward repurchase of stock at average market price	—	(2,429,817)

Net additional shares issuable	—	4,410,509

Adjustment of shares outstanding:
Weighted average common shares outstanding	46,780,578	41,320,442
Net additional shares issuable	—	4,410,509

Adjusted shares outstanding (B)	46,780,578	45,730,951

Net income (loss) per common share — Diluted (A) divided by (B)	$(0.07)	$0.05

Antidilutive and/or non-exercisable options	1,521,500	325,000
Antidilutive and/or non-exercisable warrants	2,834,340	1,021,269
     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the quarters and nine months ended September 30, 2007 and 2006. The table above indicates those securities for the nine months ended September 30, 2007 and 2006 that were antidilutive and/or not exercisable. For the quarters ended September 30, 2007 and 2006, there were 1,521,500 and 3,297,130 options and 2,834,340 and 4,889,465 warrants, respectively, that were antidilutive. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.
Note 8: Debt
     In September 2007, the Company renewed its $15.0 million bank line of credit. The line is a revolving credit facility maturing June 2008, secured by the Company’s inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 8.75% at September 30, 2007. As discussed in Note 5: Related Party Transactions, the full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks. Over the next year, the Company intends to seek a larger line of credit that does not require a personal guarantee. Approximately $700,000 was available to borrow on the line of credit at September 30, 2007.
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
     Under our 2003 bond agreement, the Company covenants that it will maintain certain financial ratios. If the Company fails to comply with the covenants, or to secure a waiver there from, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for the Company to refinance the bonds, which would give the bond trustee the option to take the Company into bankruptcy. The Company was not in compliance with two of the quarterly covenants as of September 30, 2007. The bond holder waived the current ratio covenant as of December 31, 2006 through, and including, December 31, 2007. The debt service covenant was not waived at September 30, 2007; however, the Company fully expects to receive a waiver of that covenant for the quarter ended September 30, 2007. If the Company is unable to receive a waiver of the debt service covenant, it may be required to retain a consultant to make recommendations to increase its long-term debt service coverage ratio to the required level, and would be required to follow those recommendations.
Note 9: Commitments and Contingencies
Lloyd’s, London
     On July 31, 2007, the Company and certain underwriters at Lloyd’s, London agreed to the terms of a settlement resolving litigation that arose in early 2005 concerning losses related to a fire in 2003. Under the settlement, Lloyd’s, London paid the Company $700,000 in August 2007, and the parties provided mutual releases to one another.
Advanced Control Solutions
     On March 3, 2006, a Benton County Circuit Court jury found AERT liable for $655,769 in damages to Advanced Control Solutions (ACS) for future business opportunities that ACS alleges it lost when AERT discontinued using ACS programming and electrical contractor services and for missing equipment. The jury found that AERT also interfered with certain non-compete provisions of an employment agreement between ACS and an employee by hiring the employee after he had been terminated by ACS in December 2003. The jury also awarded AERT judgment against ACS for approximately $45,000 for ACS’s failure to complete a programming contract. AERT has begun the appeal process at the Arkansas Supreme Court of Appeals, which could take up to two years to resolve.

Other Matters
     AERT is involved in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.
Lease Commitment
     In February 2006, AERT entered into an operating lease contract whereby it has agreed to lease up to $3 million of equipment for seven years. In July 2006 the amount of the lease line was increased to $6 million. Lease payments are expected to begin in the fourth quarter of 2007. Until that time, interim interest payments are being made on the amount of equipment subject to the lease that has been purchased by the leasing company, which totaled approximately $4.7 million at September 30, 2007.
      In January 2007, AERT entered into a lease contract whereby it will lease a computer system and associated equipment in the approximate amount of $1 million. Until lease payments begin, interim interest payments will be made on the amounts paid by the leasing company, which totaled approximately $686,000 at September 30, 2007.
Note 10: Extraordinary Item
     As discussed in Note 9: Commitments and Contingencies, on July 31, 2007, the Company and certain underwriters at Lloyd’s, London agreed to the terms of a settlement resolving litigation that arose in early 2005 concerning losses related to a fire in 2003 at the Company’s Junction, Texas facility. Under the settlement, Lloyd’s, London paid the Company $700,000. The effect of the settlement proceeds on the Company’s income tax benefit for the year is to reduce it by $267,597.
Note 11: Subsequent Event
Private Placement of Preferred Stock
     On October 29, 2007, the Company sold for $10 million cash (i) an aggregate 757,576 shares of a newly established Series D Convertible Preferred Stock , convertible initially at a conversion price of $1.32, and (ii) accompanying five-year warrants to acquire an aggregate of 3,787,880 shares of common stock at an initial exercise price of $1.38. The Series D preferred stock has an 8% cumulative dividend rate. For the first two quarters following the closing, the Company may pay dividends in additional shares of Series D preferred stock. Beginning in the third quarter following the closing, dividends may be paid in either cash or in shares of common stock, at the option of the Company. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock are entitled to receive a liquidation preference equal to two times the original purchase price plus all accrued but unpaid dividends. In addition to separate protective voting rights as to certain customary matters, the holders of the Series D preferred stock will be entitled to vote on an as-converted basis together with the holders of the Company’s common stock on all other matters submitted to a vote of the Company’s stockholders.
     Beginning 18 months after closing, the Company may cause a mandatory conversion of the Series D preferred stock if there is a currently effective resale registration statement and the closing price of the Company’s common stock for the preceding 20-trading day period has been at least 200% of the conversion price and the average daily trading volume for such period has been at least 100,000 shares.
     The preferred shares and warrants are subject to a full ratchet anti-dilution adjustment during the initial two-year period following closing in the event, with certain customary exceptions, that the Company issues additional equity securities at a lower per share price, and thereafter are subject to a weighted average anti-dilution adjustment in such circumstances.
     The Company intends to seek before July 2008 such stockholder approval as may be required under NASDAQ Capital Market rules for the issuance of underlying common shares upon conversion or exercise, to the extent any such anti-dilution adjustments could cause the issuance of in excess of 19.99% of the currently outstanding number of shares of the Company’s common stock at a price below the prevailing price on the date of original issuance. The Company has undertaken not to make any issuances of securities that would cause an anti-dilution adjustment to the Series D preferred stock or warrants unless such stockholder approval has been first obtained. The preferred share designation and the warrants contain “blocker” provisions prohibiting the conversion of the preferred shares or the exercise of the warrants if as a result an investor or its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. The “blocker” provision may be waived by the investor upon 61 days prior written notice.

     In the event of certain mergers, consolidations or other business combinations to which the Company is a party, the holders of the Series D preferred stock will be entitled at their option to have such preferred stock redeemed at 100% of its stated value plus accrued dividends. In the event of certain specified “triggering events” such as a lapse of the registration statement, suspension of its listing, deregistration under the Exchange Act, completion of a going private transaction, failure to comply with certain conversion procedures and timing, or breaches of the Company’s representations , covenants and other obligations to the investors, the holders of the Series D preferred stock will be entitled at their option to have such preferred stock redeemed at 120% of the stated value plus accrued dividends. In the event holders elect such a redemption in the case of a major transaction or triggering event, the Company has the option to make the redemption payment in either cash or stock, valued at the lesser of the conversion price or the then-current 30-day volume-weighted average price of the common stock. Also in the event of such a merger, consolidation or business combination, the Company will have the option to redeem the Series D preferred stock at an amount equal to the liquidation preference plus any accrued and unpaid dividends and liquidated damages, if any.
     The investors were granted a right of first offer during the 12 months following closing with respect to any proposed issuance by the Company, with certain customary exceptions, of common stock or other debt or equity securities convertible, exercisable or exchangeable for the Company’s common stock. The Company agreed not to issue variable-priced equity or variable-priced equity linked securities while the Series D preferred stock remains outstanding.
     The Company and the investors also entered into a registration rights agreement under which, among other things, the Company agreed to use its best efforts to (i) file a registration statement with the SEC for the resale of the common stock underlying the Series D preferred stock and the warrants within 30 days following the closing, and (ii) cause such registration statement to become effective within 120 days after closing. If the registration statement is not filed within 30 days after closing or declared effective within 120 days after closing, the Company must pay the investors liquidated damages of 1.5% of the amount invested for an initial 30-day period and 1.0% of the amount invested for each 30-day period thereafter until the registration statement is filed or effective, as the case may be. In addition, for certain delays in processing a trade or the reissuance of stock certificates, the Company could be liable for additional partial liquidated damages of between $10-20 per trading day per $2,000 of securities so delayed, subject to a cap so that such damages will not exceed 1.5% of the stated value of the preferred stock held by the investor affected by such delays during any 30 day period.
     The proceeds will be used to pay approximately $3.0 million of existing indebtedness, to implement operating and manufacturing efficiencies, for a new national marketing initiative designed to promote the “green” building, environmentally-conscious features of the Company’s MoistureShield decking products in order to expand its North American distribution for further customer base diversification, and for working capital and other general corporate purposes. The shares and warrants were sold to three private equity firms and certain affiliates that are accredited investors in a private placement exempt from registration under Rule 506 and/or Section 4(2) of the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     AERT’s third quarter sales reflected continued market penetration and increases in market share under tough economic conditions in the home building and remodeling sectors. We continued to add distribution for our MoistureShield line of decking as we push toward our goal of gaining nationwide distribution for this important remodeling market segment next year. However, this has been expensive and costly to achieve, as evidenced by the loss for the period. We are focused on completing manufacturing efficiency and upgrade projects announced earlier in 2007 aimed at lowering costs and regaining margins, while continuing to improve the quality of our products. We are also focused on utilizing technology to continue to recycle and “mine” America’s plastic waste stream for quality low cost raw materials.
Third Quarter 2007 Operations
Sales
     In order to diversify our customer base and gain access to a larger segment of the remodeling and renovation market, we initiated and launched a MoistureShield decking line of products for professional contractors and remodelers in 2006. This line has continued to be expanded to include additional products and colors in 2007, and is targeted towards a group of smaller regional distributors throughout the United States and Canada.
     As we have added distributors, we have also worked to gain market share with incentives and trade outs of other existing products in preparation for the 2008 decking season. By working with this customer base up front, we believe we will greatly expedite sales in future periods at better margins.
     MoistureShield sales more than doubled compared to the same period a year ago, despite a very conservative remodeling market in which many lumber dealers are keeping inventories of building materials low. Sales of ChoiceDek to Weyerhaeuser were higher than third quarter 2006 even as Weyerhaeuser inventories of ChoiceDek have been tightened and reduced compared to prior periods. Sales of window and door rail products were about the same in third quarter 2007 as third quarter 2006 and continue to be sluggish.
     Our marketing initiative to expand sales of MoistureShield decking through professional builder supply channels is proving successful. Based upon this initial success, and in an effort to further increase sales and margins in 2008, we have recently retained a national advertising and marketing firm to help build brand awareness for our nationwide MoistureShield green building campaign in 2008. We believe the timing is right to position and differentiate our products with a high profile professional marketing message about AERT and our commitment to our products and our customers’ satisfaction. We look for continued growth of this product line, which serves a market that is far larger than the do-it-yourself home improvement segment; i.e. professional contractors and deck builders. We also believe 2008 will continue to be tough economically with additional traditional competitors closing down or consolidating, while demand for green building products will continue to grow.
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
Margins
     Our gross, operating and net margins declined significantly in third quarter 2007 compared to third quarter 2006. Although sales increased, additional market penetration expenses and manufacturing overhead increased with the startup of our Springdale South facility. We also initiated our previously announced upgrade and renovation program at existing facilities during the quarter. The upgrades are designed to increase efficiencies and provide more manufacturing flexibility during subsequent periods for items such as line changeovers for multiple product color production. We also have focused on tightening the quality specifications of our products and improving their aesthetics. The quality and aesthetic improvements have involved utilizing higher cost additives and ingredients, resulting in higher overall manufacturing costs.
     These strategic initiatives involve the improvement of both our recycling and manufacturing capabilities, and are designed to improve our recycled green building products to a level of quality that is equal to or better than the virgin resin competitors in the decking market, and yield cost and margin advantages over time, as well. However, this transition has taken longer to implement and has been more expensive than anticipated. With our new Springdale South facility now up and operating as designed, we are retrofitting, upgrading and consolidating our older existing facilities to become more efficient and to reduce costs. We also intend to remove our plastic recycling equipment from our Alexandria, Louisiana facility and relocate it to our Lowell, Arkansas recycling facility. The lease for the Alexandria facility will expire in May 2008, and we do not intend to renew it.
     Our Junction, Texas manufacturing facility also recently suspended extrusion operations. Supervisory and maintenance personnel are currently working at the facility to streamline and upgrade certain functions of the facility. The raw materials department at the facility is also working on a new product concept for 2008.
     Although costs during this transition have negatively impacted margins during the short term, a plan is under way that is intended to regain margin, which includes price increases for 2008.
Current Business Environment
     As the composite decking business continues to evolve, here are the factors we believe will drive AERT’s business over the next year.
Sales and Innovation
     We are committed to becoming the leader in green building products from recycled plastic materials. In addition, we believe plastic recycling technologies could open new opportunities in the future.
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
     To positively address the lower end residential consumer, we are also introducing LifeCycle Basics, which is a smaller deck board priced closer to wood. We are also looking at incorporating a hidden fastener system into our products for 2008.
     With difficult conditions facing the decking market, AERT is differentiating its products through a combination of green building features, price point, quality, and outstanding customer service. We believe we are in a favorable position to increase market share, but maintaining our low cost model could restrict our ability to grow profit margins over the next year.
     We have invested significantly in plastic recycling technology and infrastructure over the last several years, which is also a strategic initiative designed to help insulate our raw materials purchasing from wide price swings associated with the petrochemical markets. As technology has improved so has the aesthetics of our products, which are overwhelmingly composed of recycled materials.
     The composite decking business is continuously evolving. The technology used to manufacture wood/plastic boards has advanced significantly over the last four years and many contemporary products have much improved aesthetics. Going forward, it will be important for AERT to continue to innovate and keep in close touch with consumer trends and focus on regional market trends.
     From 2001 until earlier this year, Lowe’s home improvement stores had carried our Weyerhaeuser ChoiceDek products exclusively in the composite decking category. During 2007, we have introduced a store special order program, and third color selection into the ChoiceDek set in the Lowe’s home improvement warehouses. In addition, 150 new stores will be opened by Lowe’s in 2007 and 140 in 2008, which will also carry Weyerhaeuser ChoiceDek. Two new tropical hardwood products are also available in ChoiceDek for Lowe’s. Lowe’s started carrying another, though higher priced, decking brand beginning this year, which could limit the strong growth that ChoiceDek has enjoyed the last three years, although we have not seen a negative impact on Lowe’s ChoiceDek sales so far. Lowe’s is broadening the decking category and adding more accessories as it attempts to broaden its customer base and gain market share. We will continue to work toward more selection combined with innovation and new products with Weyerhaeuser and Lowe’s, who is offering turnkey installation services for decks through its stores in certain locations.
Advanced Recycling Technologies – Mining the Plastic Waste Stream
     Over the last two years, we have committed and invested over $3.1 million in plastic recycling technology and infrastructure. The benefits to the investment are just starting to take effect. In addition, we have incorporated a new state of the art plastic analytical laboratory at our Lowell, Arkansas facility. We have also developed and recently filed a patent application on several new technologies, which allow us to analyze and blend mixed plastic waste materials into reformulated, consistent plastic feedstocks. These technologies, combined with recently completed mixing and blending infrastructure, are now coming into commercial fruition.
     Over the last six months we have developed and installed a new system to blend the various polyethylene films that we recycle in order to deliver a homogenous feedstock to our extrusion plants. This blending system became operational late in the third quarter and we expect it to have a positive impact on throughput and yields at our extrusion plants. We also continue to upgrade the equipment at our Lowell plastic recycling facility in order to increase throughput, lower operating costs, and maximize the return on our investment. This should also have a positive effect on our cost structure.
Costs
     Our materials cost is higher compared to prior years as we have begun using expensive additives and additional equipment designed to increase color and improve aesthetics on decking boards, both of which are increasingly demanded by customers. As our volume grows, we believe we will be able to purchase and use these additives on more favorable terms, or possibly produce some of them in-house. We intend to improve yield and throughputs overtime. We also intend to continue to utilize technology to source and reclaim increased volumes of lower cost plastic materials in-house.
     The slowdown in the building products industry has dealt a harsh blow to cabinet and hardwood flooring manufacturers, from whom we acquire scrap wood fiber. The use of wood pellets as an alternative fuel source has also grown in the last few years. These two forces are acting to raise the cost of our wood raw materials, and we are looking at alternative sources of wood fiber.
     Now that Springdale South has successfully started up, we are depreciating our investment in that facility, which will add approximately $1.9 million to our annual manufacturing costs versus 2006.
Longer Term Factors Driving Our Business
     AERT’s core competency is extracting value from America’s waste stream. As the market matures for our current slate of products made from recycled plastics, AERT will pursue new products and new markets. Given the many commercial uses of polyethylene, we believe that AERT has abundant growth opportunities. The Company has recently filed a new patent application relating to our advanced plastic recycling technologies, which we expect to result in the issuance of several patents. Additionally, we expect to file more applications over the next year. However, there is no assurance that patents will ultimately be issued, or if issued, that our claims will be granted as submitted.
     Because of competition from overseas, prevailing prices of “easy to access” recyclable plastics have risen to the point that we must increase our efficiencies and find new, lower cost sources of raw materials. Initial permitting for the new Oklahoma recycling facility has been cleared and we are now in the financing process. The new facility is designed to allow us to use the less desirable, but low cost, forms of waste polyethylene and additional sources of waste wood fiber, which should greatly assist us in regaining a competitive advantage and maintaining a low cost structure. The initial phase of the Oklahoma project is currently estimated to cost $15 million and take one year to build.
     As worldwide demand increases for oil and petrochemicals, prices of those products continue to rise. In conjunction with these price increases, prices for consistent, easier to recycle plastics also increase. Thus, in response to continued price escalation of plastic raw materials, we initiated a program focused on recovering and recycling polyethylene packaging films from a segment of the United

States waste stream. These films are recycled at a rate of less than 3%, according to recent United States Environmental Protection Agency statistics. We believe these materials can be attained in large quantities for minimal handling and freight charges. Preliminary laboratory analysis completed within the last year on samples of these materials shows the quality to be acceptable for our blending technologies and systems. Thus, it is our intent to acquire up to 40% of our plastic raw materials from these types of sources, and recycle 70% of our plastics internally.
     We have received preliminary approval for the initial phase of this plastic recycling project, which is to be located near Watts, Oklahoma, from state and local regulatory authorities and Allstate Investments, our senior lender. The project will involve retrofitting a large hog feedout and finishing facility and its wastewater/manure pits into a state of the art plastic recycling and washing facility. We successfully completed a joint development project involving polyethylene film recovery with the Dow Chemical Company earlier in our history. Based on that project, we intend to build a model, state of the art plastic recycling and waste management facility at the Watts location. Once operational, we believe that further refinement of this technology could lead to additional revenue opportunities beyond composite decking and building materials. We are planning to finalize and close funding on this initial phase during the fourth quarter of 2007, and have the project operational by the third quarter of 2008. There can be no assurance that we will close the funding or meet the projected timeline for beginning operations at the Watts facility.
     While the startup of the first line at the Springdale South plant suffered from construction delays and engineering challenges, the installation of the next three lines will be relatively fast, as most of the infrastructure is in place for four lines, and we should be able to increase production capacity relatively quickly as demand picks up or new markets are opened. However, financing will have to be obtained for any further expansion.
     As the decking market matures, some of our competitors with high cost processes, which include the use of virgin plastics and/or less efficient equipment, are falling by the wayside. We are analyzing and monitoring the market dynamics and increasing distribution during 2007 and 2008 to capitalize on market opportunities. We are also positioning and improving our recycled green building products to go head to head on quality with virgin resin based products.
Management Focus for 2007 and 2008
     As we endeavor to (1) increase sales, (2) increase gross margin, (3) lower overhead costs, and (4) reduce debt, management focus over the next twelve months is as follows:
•	Introduce new ChoiceDek products and stock a minimum of two colors in all stores.

•	Improve special order selection and delivery.

•	Introduce our expanded MoistureShield decking product line into nationwide distribution by the end of the first quarter of 2008.

•	Launch LifeCycle fencing product.

•	Decrease operating costs relative to revenue:
o	Complete modifications to our plastic reclamation and blending processes to increase throughput and increase yield at extrusion factories

o	Increase our ability to use more low cost raw materials

o	Increase focus on manufacturing efficiencies

o	More aggressive raw materials purchasing strategies

o	Improve training and associate development

o	Increase automation to improve yield and lower labor costs

o	Streamline logistics and manufacturing operations

o	Install new enterprise resource planning system to improve management information and decision making
•	Increase prices in order to generate positive cash flow and increase returns to our shareholders.

•	Reduce leverage and strengthen the balance sheet.
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

Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     The following table sets forth selected information from our statements of operations.
Quarterly Comparison

	Three Months Ended September 30:
	2007	% Change	2006

Net sales	$24,797,778	19.2%	$20,800,859
Cost of goods sold	22,732,615	36.4%	16,668,549
% of net sales	91.7%	11.6%	80.1%

Gross margin	2,065,163	-50.0%	4,132,310
% of net sales	8.3%	-11.6%	19.9%
Selling and administrative costs	4,180,787	9.0%	3,834,079
% of net sales	16.9%	-1.5%	18.4%

Operating income (loss)	(2,115,624)	*	298,231
% of net sales	-8.5%	-9.9%	1.4%
Net interest expense	(1,032,792)	34.8%	(766,032)

Loss before extraordinary item and income tax	(3,148,416)	573.0	(467,801)
% of net sales	-12.7%	-10.5%	-2.2%
Income tax benefit	(1,186,569)	153.6%	(162,206)

Net loss before extraordinary item	(1,961,847)	542.0%	(305,595)
% of net sales	-7.9%	-6.4%	-1.5%
Extraordinary gain, net of income tax	432,403	*	—

Net loss applicable to common stock	$(1,529,444)	400.5%	$(305,595)
% of net sales	-6.2%	-4.7%	-1.5%

*	Not meaningful as a percentage change
Net Sales
     Net sales for the third quarter ended September 30, 2007 were 19.2% higher than the third quarter 2006. MoistureShield decking sales were up 111.3% in third quarter 2007 compared to third quarter 2006 as a result of our aggressive plans to diversify our customer base. ChoiceDek decking sales to Weyerhaeuser were 10.4% higher compared to third quarter 2006. OEM sales were up 7.2% from third quarter 2006.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, increased to 91.7% for the quarter ended September 30, 2007 from 80.1% for the third quarter 2006. Raw material costs were 40.3% of third quarter sales, up from 32.5% in the third quarter 2006, due to the increased use of colorants and additives and increased use of higher grades of polyethylene. Inefficiencies in starting up Springdale South and in introducing the new Exotic products combined with upgrading and retrofitting existing facilities negatively impacted factory throughput and yields during the 2007 third quarter. We have also tightened product specifications versus third quarter 2006, which has caused a higher incidence of reject product and lower manufacturing yields. Labor and overhead costs were about the same as in third quarter 2006.
     As a result of the above, gross profit margin decreased to 8.3% for third quarter 2007 from 19.9 % in the comparable period of 2006.
Selling and Administrative Costs
     Selling and administrative costs were 16.9% of sales in the third quarter 2007, down from 18.4% of third quarter 2006 sales. This was due to management’s efforts to control overhead costs in the uncertain business environment. The categories of salaries and benefits, advertising and promotion, professional fees, commissions, and travel and entertainment together made up approximately 76% of total selling and administrative costs in the third quarter 2007.
Net Loss
     We incurred a loss before extraordinary item and taxes of $3.1 million in the third quarter 2007 compared to pre-tax loss of approximately $468,000 in the third quarter 2006. The third quarter 2007 loss included a $700,000 extraordinary gain from the settlement of outstanding litigation with Lloyd’s, London. Our net loss for the third quarter 2007 was $1.5 million compared to net loss for the third quarter 2006 of approximately $306,000.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

     The following table sets forth selected information from our statements of operations.

	Nine Months Ended September 30:
	2007	% Change	2006

Net sales	$72,507,614	-5.3%	$76,571,878
Cost of goods sold	63,614,197	9.7%	58,004,714
% of net sales	87.7%	11.9%	75.8%

Gross margin	8,893,417	-52.1%	18,567,164
% of net sales	12.3%	-11.9%	24.2%
Selling and administrative costs	12,101,541	-6.1%	12,890,203
% of net sales	16.7%	-0.1%	16.8%

Operating income (loss)	(3,208,124)	*	5,676,961
% of net sales	-4.4%	-11.8%	7.4%
Net interest expense	(2,826,147)	34.8%	(2,096,414)

Income (loss) before extraordinary item and income tax	(6,034,271)	*	3,580,547
% of net sales	-8.3%	-13.0%	4.7%
Income tax provision (benefit)	(2,516,846)	*	1,257,103

Net income (loss) before extraordinary item	(3,517,425)	*	2,323,444
% of net sales	-4.9%	-7.9%	3.0%
Extraordinary gain, net of income tax	432,403	*	—

Net income (loss) applicable to common stock	$(3,085,022)	*	$2,323,444
% of net sales	-4.3%	-7.3%	3.0%

*	Not meaningful as a percentage change
Net Sales
     Net sales for the nine months ended September 30, 2007 were 5.3% less than the first nine months of 2006. MoistureShield decking sales were up 109.3% in the period compared to first nine months 2006 as a result of our aggressive plans to diversify our customer base, but ChoiceDek decking sales were lower by 13.6% compared to first nine months 2006. ChoiceDek sales still constitute the largest share of total decking sales, however, so overall decking sales were down 2.0% compared to first nine months 2006. OEM sales were down about 30.0% compared to first nine months 2006 due to the slowdown in new home construction.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, increased to 87.7% for the first nine months ended September 30, 2007 from 75.8% for the first nine months 2006. Labor and overhead costs were up as we staffed up to run Springdale South, which increased these costs as a percent of sales compared to first nine months 2006. Raw material costs were 38.3% of first nine months sales, up from 34.0% in the first nine months 2006, due to the increased use of colorants and additives and increased use of virgin polyethylene.
     As a result of the above, gross profit margin decreased to 12.3% for first nine months 2007 from 24.2% in the comparable period of 2006.

Selling and Administrative Costs
     Selling and administrative costs were lower in the first nine months 2007 versus first nine months 2006 both in dollar terms and as a percentage of sales. This was due to management’s efforts to control overhead costs in the uncertain business environment. SG&A was 16.7% of first nine months 2007 sales, down slightly from 16.8% in the first nine months 2006. We also had receivable factoring costs in the first nine months of 2006, which we did not have in 2007.
Net Income Loss
     We incurred a loss from operations of $3.2 million in the first nine months 2007 compared to an operating profit of $5.7 million in the first nine months 2006. Our net loss for the first nine months 2007 was $3.1 million compared to net income for the first nine months 2006 of approximately $2.3 million.
Liquidity and Capital Resources
     At September 30, 2007, we had a working capital deficit of $2.4 million compared to a working capital deficit of $3.5 million at December 31, 2006. The working capital deficit is due primarily to losses from operations over the last year.
     Unrestricted cash decreased $1,765,499 to $399,033 at September 30, 2007 from December 31, 2006. Significant components of that decrease were: (i) cash used in operating activities of $3.9 million, which consisted of the net loss for the period of $3.1 million increased by depreciation and amortization of $3.8 million and decreased by other uses of cash of approximately $4.6 million; (ii) cash used in investing activities of $2.3 million; and (iii) cash provided by financing activities of $4.5 million. Payments on notes during the period were approximately $3.4 million, including $1,000,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $5,750,000, $5 million of which was a loan from Allstate Investments and $750,000 of which was a loan from Brooks Investment Company that had been repaid by September 30, 2007. Net borrowings on our line of credit were approximately $1.3 million during the first nine months of 2007. At September 30, 2007, we had bonds and notes payable in the amount of $35.1 million, of which $13.8 million was current notes payable and the current portion of long-term debt.
     We received a $5 million bridge loan from Allstate investments in June 2007. Loan proceeds were used to reduce accounts payable and pay down our working capital line of credit, among other uses. The loan matures on October 1, 2008, and bears interest at 10%. It is expected that the loan will be repaid with the proceeds of a comprehensive refinancing, which could also provide funding for our Watts, Oklahoma project discussed below.
     In September 2007, the Company renewed its $15.0 million bank line of credit. The line is a revolving credit facility maturing June 2008, secured by the Company’s inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 8.75% at September 30, 2007. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. We intend to seek a larger line of credit for 2008 that does not require a personal guarantee. Approximately $700,000 was available to borrow on the line of credit at September 30, 2007.
     On October 29, 2007, the Company sold for $10 million cash (i) an aggregate 757,576 shares of a newly established Series D Convertible Preferred Stock , convertible initially at a conversion price of $1.32, and (ii) accompanying five-year warrants to acquire an aggregate of 3,787,880 shares of common stock at an initial exercise price of $1.38. The Series D preferred stock has an 8% cumulative dividend rate. For the first two quarters following the closing, the Company may pay dividends in additional shares of Series D preferred stock. Beginning in the third quarter following the closing, dividends may be paid in either cash or in shares of common stock, at the option of the Company. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock are entitled to receive a liquidation preference equal to two times the original purchase price plus all accrued but unpaid dividends. In addition to separate protective voting rights as to certain customary matters, the holders of the Series D preferred stock will be entitled to vote on an as-converted basis together with the holders of the Company’s common stock on all other matters submitted to a vote of the Company’s stockholders.
     The proceeds from the preferred stock issuance will be used to pay approximately $3.0 million of existing indebtedness, to implement operating and manufacturing efficiencies, for marketing initiatives designed to promote the “green” building, environmentally-conscious features of its products, and for working capital and other general corporate purposes. The shares and warrants were sold to three private equity firms and certain affiliates that are accredited investors in a private placement exempt from registration under Rule 506 and/or Section 4(2) of the Securities Act. For additional information about the preferred stock issuance, see Note 11: Subsequent Event.
     In 2006 the Adair County Oklahoma Economic Development Authority approved the issuance of tax-exempt industrial development bonds to finance the construction of our proposed new waste recycling facility. Initial permitting for the new Oklahoma facility has been cleared and we are now in the financing process. The new facility is designed to allow us to use the less desirable, but low cost, forms of waste polyethylene and additional sources of waste wood fiber, which should assist us in regaining a competitive advantage and maintaining a low cost structure. The initial phase of the Oklahoma project is currently estimated to cost $15 million and take one year to build. We are currently in the local and state permitting process, and although we recently received initial regulatory environmental approval, there is no assurance that the project will proceed or that funding will materialize. Without funding, the project would be delayed. If we are unable to complete our 2007 capital expansion program as planned, it could affect our ability to grow sales and profit margins in 2008 and future years.
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
     We were not in compliance with two of the quarterly covenants as of September 30, 2007. The bond holder waived the current ratio covenant as of December 31, 2006 through, and including, December 31, 2007. The debt service covenant was not waived at September 30, 2007; however, we fully expect to receive a waiver of that covenant for the quarter ended September 30, 2007. If we are unable to receive a waiver of the debt service covenant, we may be required to retain a consultant to make recommendations to increase our long-term debt service coverage ratio to the required level, and would be required to follow those recommendations.

Bonds payable and Allstate Notes Payable Debt Covenants	September 30, 2007	Compliance

Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	(0.62)	No
Current ratio of not less than 1.00 to 1.00 (as adjusted1)	0.99	No — Waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	6.4%	Yes
Not more than 20% of accounts receivable in excess of 90 days past invoice date	1.4%	Yes

(1)	The current ratio calculation was modified to include the debt service reserve fund of $2,040,000 in current assets.
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
Item 4. Controls and Procedures.
     Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, Robert A. Thayer, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of September 30, 2007 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that, as a result of material weaknesses in our internal control over financial reporting as of September 30, 2007, as previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2006 fiscal year, as amended on Form 10-K/A, our disclosure controls and procedures were not effective as of September 30, 2007.
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
     During the quarter ended September 30, 2007, except in connection with actions we are taking to remediate the material weakness in our internal control discussed above, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings

Lloyd’s, London
     On July 31, 2007, the Company and certain underwriters at Lloyd’s, London agreed to the terms of a settlement resolving litigation that arose in early 2005 concerning losses related to a fire in 2003. Under the settlement, Lloyd’s, London paid the Company $700,000 in August 2007, and the parties provided mutual releases to one another.
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
Item 1A. Risk Factors.
     There have been no significant changes during the third quarter of 2007 to risk factors presented in the Company’s 2006 Annual Report on Form 10-K, as amended on Form 10-K/A.
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
Chairman, Chief Executive Officer and President

/s/ ROBERT A. THAYER Robert A. Thayer,
Senior Vice President and Chief Financial Officer
Date: November 9, 2007

Index to Exhibits

Exhibit
Number	Description

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman, chief executive officer and president.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s senior vice president and chief financial officer

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman, chief executive officer and president.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s senior vice president and chief financial officer