Form 10-K
period 2007-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2008-04-07
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10367
Advanced Environmental Recycling Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	71-0675758 (I.R.S. Employer Identification No.)

914 N Jefferson Street Post Office Box 1237 Springdale, Arkansas (Address of principal executive offices)	72764 (Zip Code)
Registrant’s telephone number, including area code:
(479) 756-7400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A common stock, $.01 par value	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $50,453,006 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).
Number of shares of common stock outstanding at March 28, 2008: Class A — 46,314,250; Class B — 1,465,530
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our Definitive Proxy Statement for our 2008 Annual Meeting scheduled to be held June 2008, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

i

Disclaimer
          Certain of the information contained in this report concerning markets and general economic activity in regard to the remodeling/renovation and housing industry is derived from U.S. government statistics and other publicly available information as well as industry sources. Although we believe this outside information to be reliable, we have not verified the accuracy of this information. We advise you to read the issues discussed in Management’s Discussion and Analysis and Liquidity and Capital Resources in conjunction with our consolidated financial statements and the notes to the consolidated financial statements included on this Form 10-K as filed with the United States Securities and Exchange Commission. This report includes “Risk Factors” that you should consider in connection with any decision to buy or sell our securities.
Item 1. Business.
Summary
          Advanced Environmental Recycling Technologies, Inc. (AERT), founded in 1988, develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. AERT decking products are sold primarily under the trade names ChoiceDek and MoistureShield and offer an attractive wood grain appearance in multiple styles and colors. Our products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics which have been cleaned, processed, and reformulated utilizing patented and proprietary technologies developed and commercialized by the Company. Our products have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Since inception, we have sold over $537 million of products into the North American marketplace. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as a low maintenance, exterior “green” building alternative for decking, railing, and trim products. The majority of our business (72%) is in decking, railing accessories, and trim products through ChoiceDek for the Home Improvement Warehouse (“HIW”) market. Our door component segment comprises 6% of our business. In 2006, we launched our MoistureShield decking line into the non-HIW market targeted towards professional contractors and large deck builders. In 2007, we expanded MoistureShield distribution via a growing network of regional distributors. As of December 31, 2007 we had 14 distributors covering approximately 70% of the United States and Canada. The ChoiceDek product was carried nationwide by Lowe’s Home Improvement warehouses and distributed by Weyerhaeuser as of December 31, 2007. We also began field testing a new line of fencing in 2007.
          In the fall of 2007, we retained a national advertising and marketing agency to help us expand sales and distribution and to initiate a nationwide “green”-building brand awareness campaign for our MoistureShield product line. It is our plan to seek additional sales for our decking products through a combination of increased and expanded distribution throughout North America, conversion of builders and contractors from other products, and international sales via export. In 2007, we initiated our first sales of $18,000 to a new distributor in the Peoples Republic of China and received the Award for Innovation at the Beijing Builder’s Show. We plan to increase our “green” building marketing focus in 2008.
Intellectual Property
          As of December 31, 2007 AERT held 14 United States Patents, including U.S. Patent 5759680 on its extruded composite product. The company also sought additional patent protection in 2007, and has additional patents currently pending in regard to its recycled plastics technologies, processes, and procedures. We maintain restricted access to our facilities and require confidentiality and non-disclosure agreements.

Facilities
          We operate two extrusion facilities and a plastics recycling facility in Springdale, Arkansas, and a plastic recycling, warehouse, and reload complex in Lowell, Arkansas. We also maintain a wood processing and back up facility in Junction, Texas. The Texas facility is our oldest and least efficient facility is being prepared for a new product concept in 2008, and is not needed for extrusion production unless and until product demand increases substantially. We recently announced construction of an additional plastics recycling facility in Watts, Oklahoma. Our corporate offices are located at 914 N. Jefferson St, Springdale, Arkansas, 72765, our telephone number is 479-756-7400, and our internet address is www.aert.com.
Market Overview
          Our overall sales for 2007 declined primarily due to significant inventory cut backs by our customers combined with a significant reduction in the building materials market during the fourth quarter; however, our HIW decking customers’ retail sales of our products increased in 2007 over 2006. Our sales of MoistureShield decking increased as we expanded distribution over the year. We also elected to discontinue production of our line of painted window sills at the end of 2007. This market niche has diminished significantly and is primarily tied to companies who sell to builders for new home construction. Our sales of primed/painted components were $1.6 million in 2007.
          The Consumer Confidence Index fell to 88.6 in December, down from 110.2 at the beginning of the year. A Harvard University Joint Center for Housing study recently reported expenditures for homeowner remodeling activity totaled approximately $176 billion in 2007, down from $178 billion in 2006.
          The primary market for our decking products is renovation and remodeling. Industry estimates show over 4 million decks were built in the U.S. in 2007 with over 80% comprised of wood. It is estimated that over 3.3 billion lineal feet of wood lumber, in excess of approximately $4 billion was sold in 2007 for deck surface and railing products according to industry research by Principle Partners. Residential non-wood decking and railing products were estimated to be around 590 million lineal feet.
          Approximately 80% of the lumber used for wood decks and railing is pressure treated with chemicals for decay and insect resistance. The primary species are pine and fir with the balance being redwood and cedar products. Wood products are sold throughout the U.S. by regional suppliers directly to lumberyards and home centers. According to the industry publication Random Lengths the price per MBF (thousand board feet) of pressure treated lumber (southern yellow pine, composite price) has declined from averaging a high of $514 in April of 2006 to $380 in December of 2007.
          The non-wood decking segment is divided between 100% plastic products such as polyethylene (“PE”), fiberglass, polypropylene (“PP”), or polyvinyl chloride (“PVC”) and wood-plastic composites which are produced from a combination of wood fibers, polyethylene, polypropylene (with or without thermosets or phenolics), and polyvinyl chloride.
          In previous housing or economic downturns, remodeling activity has increased as people tend to upgrade or improve existing homes rather than purchase a new one. As the majority of our business is remodeling oriented, we do not believe the decking business is as affected as the new home construction market. We believe renovation or the addition of decks and railings to existing homes is an increasing trend and reflects an extension of the home with cost effective outdoor living space. We believe we have a unique opportunity to capture additional market share with our expanded line of “green” decking and railing products in 2008 as consumers are increasingly becoming aware of the benefits of recycling and “green” building.
          A recent Wal-Mart Live Better Index Benchmark survey conducted by Harris Service Bureau showed that:
•	80% of consumers believe it is important to buy from “green” companies and a majority say they would spend more on green products. PBS Internet Survey Group, 2007

•	62% of Americans would buy more eco-friendly products when there is no price difference

•	68% of Americans feel recycling at home has an impact on the environment

•	47% of Americans say they feel like a smart consumer when they buy environmentally friendly products
     With near record petrochemical prices, we believe our investments in recycling technology and infrastructure will create a significant raw material cost advantage prior to 2009 compared to several of our virgin resin based competitors while offering a more competitive “green” building product. A major focus in 2008 is to make “green” more affordable than the competition.
AERT Mission Statement
          Our goal is to be the leader in plastic recycling, wood/plastic extrusion technology, and the building products we make through customer satisfaction, sales growth, associate development, and earnings while building shareholder value.
Green Building Products
          We currently sell our ChoiceDek-branded decking products in the HIW market through Weyerhaeuser to Lowe’s. This market segment primarily focuses on the “do-it-yourself” (“DIY”) market in which homeowners buy, build, and install their own decks. ChoiceDek has been sold in Lowe’s exclusively from 2001 until 2007. ChoiceDek is currently stocked in 1500+ Lowe’s stores in the U.S. and Canada. The current ChoiceDek product offering for 2008 consists of three colors: grey, woodtone, and redwood with matching trim boards and accessories. In addition two decking products representing a tropical hardwood look, spicewood and driftwood, are also available via special order. ChoiceDek is promoted through in-store displays and an ongoing print and marketing campaign that targets the residential decking market. We maintain a nationwide sales and customer service group consisting of 36 associates. Lowe’s also conducts national print and television ads for the products it carries. The loss of Lowe’s as a customer of AERT products would have a severe adverse affect on the company.
          MoistureShield Decking. In October 2004, we began production of our new MoistureShield brand line of decking products, which consists of four colors and two tropical hardwood colors under our Rainforest Collection with a distinct wood-like embossed surface pattern. MoistureShield decking is currently sold to select primary distributors, who re-sell it to lumber dealers and contractor yards for sale to local deck builders and home builders. MoistureShield decking sales represented about 19% of total Company sales in 2007 up from 9% in 2006, during which we had limited production capacity available to serve that market. The MoistureShield decking line allows us to diversify our customer base. In 2008 we will be presenting additional decking and handrail products to offer a complete line to this customer segment, as we move to expand MoistureShield into nationwide distribution. In addition, the DIY market is also serviced by the Home Depot, as well as several smaller regional chains. Our decking products are is not currently carried in Home Depot and the ChoiceDek brand is exclusive to Lowe’s.
          Privacy Fencing Systems. In January 2007, we announced our newest product, LifeCycle™ Fencing. We estimate the privacy fence market to be $5.5 billion annual sales with metal products comprising 63% of the market and wood/other products at 37%. We believe there is a substantial market for an aesthetically pleasing fence product that will serve for twenty years or more, which we expect LifeCycle Fencing to do. In fact, we intend to certify LifeCycle Fencing for use in hurricane-prone regions of the U.S. where its strength and durability could give it a clear competitive advantage over other, less durable, fencing products. We began test marketing LifeCycle Fencing with several large fencing contractors in 2007 and intend to launch this product line in the second half of 2008.
          Door Component Products. We sell our MoistureShield industrial products to door manufacturers for use as component parts in products. For example, we manufacture door rails built into doors by Therma-Tru Corporation. In marketing, we emphasize the “value-added” feature of the MoistureShield composite product, which unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics that save our customers time and expense. Customers also avoid the need for chemical treatments to their final product, which are often otherwise necessary to prevent rot and sustain durability. The durability of our MoistureShield composite components allows our customers to extend the lifetime or warranties of their products while reducing or eliminating warranty claims costs.
          Therma-Tru purchases approximately 80% of our industrial products. The loss of this customer would negatively impact sales and earnings. We are unable to predict the future size of the markets for MoistureShield industrial products; however, we believe that the national door and window, commercial and residential trim, and residential decking material markets are large and growing and will allow us to diversify our customer base over time as we add production capacity and focus on additional opportunities.

Marketing and Sales
          General Market Strategy. We have manufactured wood plastic composite products since 1988. Our products are designed for applications where we can add the greatest value and address market needs, i.e. for external applications where wood is prone to rot and/or requires substantial yearly maintenance in the form of staining or water sealing. Though we believe there are many possible applications for our wood/plastic composite technology, we have focused our resources and personnel on outdoor decking and handrail components, door and exterior trim components, and soon outdoor fencing, which in our view represent the most attractive market opportunities at this time. Within our chosen markets, we are constantly working to develop and improve strong customer relationships.
          Exterior Trim and Fascia Products. We have marketed an exterior trim and fascia system under the trade names MoistureShield Trim and MoistureShield CornerLoc. Several national homebuilders have been specifying and using the product. We believe this product line has significant growth potential as a “Green” alternative to PVC and wood trims to be distributed and sold in conjunction with our MoistureShield distributors. This product line is currently being redesigned to be sold as an extruded product, eliminating the additional manufacturing steps of milling and priming, although some limited product quantities are still being sold. The timetable of a full product launch is scheduled for the second part of 2008.
          Sales and Customer Service. We provide sales support and customer service through our own marketing department, through outside commissioned representatives with an affiliated entity, through Weyerhaeuser, and through training programs for our customers and their sales associates. We also promote our decking products through interactive displays at national, regional, and local home and lawn and garden shows, as well as through in-store displays. Our in-house sales and customer support team is focused on serving commercial decking contractors and customers and supporting the sales professionals at our regional building products distributor customers as well as Weyerhaeuser and Lowe’s. Information and customer service are provided through the websites www.choicedek.com and www.moistureshield.com, and through a national toll-free customer assistance telephone number, 1-800-951-5117. We also use independent, outside sales representatives in some markets to serve door, window, and decking customers.
          Cyclical Nature of Building Products Industry. Our products are used primarily in home improvement and new home construction. The home improvement and housing construction industries are subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. High fuel prices, reduced disposable income, and economic uncertainty in particular can lead to reduced home improvement activity, such as has occurred since mid-2006. Reductions in such activity has an adverse effect on the demand for our products. We have focused a large portion of our business on the remodel and repair market segment, which we believe is less cyclical than the new homebuilding market.
          Facility Upgrades/Product Innovation. In our constant pursuit to satisfy our customers, and to keep up with changing trends in the marketplace, we routinely analyze the need to develop new products and improve existing products. In 2007 we further upgraded and consolidated our manufacturing and recycling facilities in order to produce a new line of decking and handrail products for 2008. We have invested significantly in plastic recycling technology and infrastructure over the last several years, which is also a strategic initiative designed to help insulate our raw materials purchasing from wide price swings associated with the petrochemical markets. As technology has improved so has the aesthetics of our products, which are overwhelmingly composed of recycled materials.
          The composite decking business is continuously evolving. The technology used to manufacture wood/plastic boards has advanced significantly over the last four years and many contemporary products have much improved aesthetics. Going forward, it will be important for AERT to continue to innovate and keep in close touch with consumer trends and focus on regional market trends.

Sales and Innovation
          We are committed to becoming the leader in green building products from recycled plastic materials. In addition, we believe plastic recycling technologies could lead to new opportunities in the future.
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
          The MoistureShield decking introduction is targeted toward the commercial contractor lumberyard, which provides service to large repeat customers. Most of these large customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers from competing products to our brands such as MoistureShield or upgrading from wood with ChoiceDek or Basics. Thus, a significant marketing effort was initiated during the fourth quarter of 2006 and continued throughout 2007. The marketing program is focused on green building and converting high volume customers to our products. To help us achieve these goals, the Company has retained the services of a national advertising and marketing agency.
          With difficult conditions facing the decking market, AERT is differentiating its products through a combination of green building features, price point, quality, and outstanding customer service. We believe we are in a favorable position to increase market share, but maintaining our low cost model could restrict our ability to grow profit margins over the next year.
          From 2001 until earlier this year, Lowe’s home improvement stores had carried our Weyerhaeuser ChoiceDek products exclusively in the composite decking category. During 2007, Weyerhaeuser introduced a store special order program, and third color selection into the ChoiceDek set in the Lowe’s home improvement warehouses. In addition, 150 new stores opened in 2007 and 140 stores are scheduled to open in 2008, which will also carry Weyerhaeuser ChoiceDek. Two new tropical hardwood products are also available in ChoiceDek for Lowe’s. Lowe’s started carrying another, though higher priced, decking brand beginning in 2007, which could limit the strong growth that ChoiceDek has enjoyed the last three years. Lowe’s is broadening the decking category and adding more accessories as it attempts to broaden its customer base and gain market share. We will continue to work toward more selection combined with innovation and new products in conjunction with our customers.
Advanced Recycling Technologies — Mining the Plastic Waste Stream
          Over the last two years, we have invested over $3.1 million in plastic recycling technology and infrastructure. The benefits to the investment are just starting to take effect. In addition, we have incorporated a new state of the art plastic analytical laboratory at our Lowell, Arkansas facility. We have also developed and recently filed a patent application on several new technologies, which allow us to analyze and blend mixed plastic waste materials into reformulated, consistent plastic feedstocks. These technologies, combined with recently completed mixing and blending infrastructure, are now coming into commercial fruition.
          Over the last year we have developed and installed a new system to blend the various polyethylene films that we recycle in order to deliver a homogenous feedstock to our extrusion plants. This blending system became operational late in the third quarter 2007, and we expect it to have a positive impact on throughput and yields at our extrusion plants. We also continue to upgrade the equipment at our Lowell plastic recycling facility in order to increase throughput, lower operating costs, and maximize the return on our investment. This should also have a positive effect on our cost structure.
          Because of competition from overseas, prevailing prices of “easy to access” recyclable plastics have risen to the point that we must increase our efficiencies and find new, lower cost sources of raw materials. Initial permitting for the new Oklahoma recycling facility has been cleared and we have recently obtained financing and broken ground on this new facility. The new facility is designed to allow us to use the less desirable, but low cost, forms of waste polyethylene and additional sources of waste wood fiber, which should greatly assist us in regaining a competitive advantage and maintaining a low cost structure. The initial phase of the Oklahoma project is currently estimated to cost $15 million and take one year to build.
          As worldwide demand increases for oil and petrochemicals, prices of those products continue to rise. In conjunction with these price increases, prices for consistent, easier to recycle plastics also increase. Thus, in response to continued price escalation of plastic raw materials, we initiated a program focused on recovering and recycling polyethylene packaging films from a segment of the United States waste stream. These films are recycled at a rate of less than 3%, according to recent United States Environmental Protection Agency statistics. We believe these materials can be obtained in large quantities for minimal handling and freight charges. Preliminary laboratory analysis completed within the last year on samples of these materials shows the quality to be acceptable for our blending technologies and systems. Thus, it is our intent to acquire up to 40% of our plastic raw materials from these types of sources, and recycle 70% of our plastics internally.
          The project involves retrofitting a large agriculture hog feedout and finishing facility and its confinement buildings into a state of the art plastic recycling and washing facility. We successfully completed a joint development project involving polyethylene film recovery with the Dow Chemical Company earlier in our history. Based on that project, we intend to build a model, state of the art plastic recycling and waste management facility at the Watts, Oklahoma location. Once operational, we believe that further refinement of this technology could lead to additional revenue opportunities beyond composite decking and building materials. With petrochemical prices near all time highs, the future sales opportunities for plastic resin recycled substitutes could be substantial. We successfully completed a $13.5 million funding for this initial phase during the fourth quarter of 2007, and our goal is to have the first phase operational by the fourth quarter of 2008.
          Our new Springdale South plant is now operating efficiently, and the installation of the next three lines will be relatively fast, as most of the infrastructure is in place for four lines, and we should be able to increase production capacity relatively quickly as demand picks up or new markets are opened. However, financing will have to be obtained for any further expansion.
Raw Materials
          Wood Fiber. The wood fiber we use is waste byproduct generated by hardwood furniture, cabinet, and flooring manufacturers. Until recently, the cost of acquiring the waste wood has primarily been the handling and transportation costs involved in getting the material to our facilities. Costs vary with transportation costs in general, which are related to petroleum prices and the supply and demand for over-the-road trucking services. Our cost of sourcing waste wood fiber has increased over the last three years due to transportation costs, but remains a small proportion of our total costs. The housing slowdown starting in mid-2006 reduced the demand for hardwood building products and has caused some of our suppliers to temporarily close facilities, which has forced us to pay higher costs to source wood elsewhere. In addition, we now increasingly see competition for scrap wood fiber for use as a fuel to replace natural gas or oil burners for both residential and industrial applications.

          One of our waste wood fiber suppliers accounted for approximately 45% of our wood fiber purchases by weight and another accounted for approximately 20%. Based on our discussions with other waste wood fiber suppliers, we believe that if the arrangements with one or both of these suppliers were terminated we would be able to obtain adequate supplies of waste wood fiber at an acceptable price from new suppliers. We are currently evaluating the feasibility of establishing an in-house wood fiber reclamation and cleaning system in northwest Arkansas or at our Watts, Oklahoma facility.
          Cedar Fiber. We are currently sourcing heartwood cedar from ranches surrounding our Texas facility in Junction, Texas. Earlier in our history our initial products utilized heartwood cedar fiber sourced from cedar oil mills in the area. Several mills subsequently ceased operations and supplies diminished. Additional equipment for wood processing has been installed in our Texas facility in order to process logs, trees, and brush that is currently being cleared from the ranches. This initiative is designed to work with a Federal farm program designed to eradicate brush from ranch land and improve surface water supplies. The initial plan is to process raw cedar and transfer it to Springdale, Arkansas to reintroduce the natural cedar product line.
          Recycled Plastics. We use the following classes of industrial and consumer waste polyethylene:
•	Low density polyethylene (LDPE) poly coatings or linings from recycled bleached food-board, which are generated from the hydro-pulping process;

•	High density polyethylene (HDPE) and linear low density polyethylene (LLDPE) mixed plastic grocery bags from supermarket and store collection programs;

•	HDPE ground container material;

•	LLDPE stretch film from warehouses and packing waste;

•	Virgin HDPE and LDPE pellets; and

•	Mixed PE films from industrial and municipal sources.
          The largest portion of the materials we use is contaminated with paper and other non-plastic materials, which lessen its value to other plastic recyclers. Our proprietary recycling process does not require the purity, extensive cleaning, additional washing, and melt filtration required for conventional plastics manufacturing, and can be conducted faster and more economically. By primarily sourcing these contaminated waste plastics prior to processing, we produce a usable but lower cost feedstock for our composite extrusion lines. We also purchase plastic raw materials from outside sources, including virgin resin producers. These materials are more expensive and more sensitive to price swings related to the petrochemical industry. We also are subject to various quality and consistency problems when dealing with third party scrap suppliers, which increases our costs.
          One supplier accounted for about 48% of our 2007 polyethylene scrap purchases by weight. No other of our more than 100 polyethylene suppliers accounted for more than 10% of our purchases by weight.
          Over the last several years, we believe three factors have caused an increase in the demand for scrap polyethylene and, consequently, the cost to us of acquiring raw materials for our manufacturing process.
•	As global political and economic factors have caused an increase in the price of petroleum, there was a related rise in the price of virgin plastic, which is a petroleum and natural gas derivative. This in turn increased the demand for scrap plastics since scrap can be substituted for virgin plastics in many manufacturing applications. We thus began competing with scrap plastic consumers that had not previously been in the market.

•	The relative decline in the value of the dollar versus major Asian currencies has made it economical for Asian manufactures to source scrap plastic in the U.S. for use in their countries. We have thus encountered significant competition for scrap plastics from foreign consumers that had not previously been a factor in the market. Demand for petrochemical products from China, India and other rapidly expanding economies is expected to increase.

•	As annual sales of wood composite decking products have grown, we and other composite decking manufacturers have become relatively large consumers of scrap plastics, which has created increasing competition for raw materials and driven up prices.
          On the other hand, we believe that the economics of recycling are now such that more private and public entities will find it attractive to undertake removing plastic scrap from the waste stream and make it available to consumers like us.
          Supply Contracts. We purchase raw materials under both supply contracts and purchase orders. In 2007, we purchased 45% of our polyethylene scrap and all of our waste wood via purchase orders. Purchase order acquisitions are one-time transactions that involve no long-term obligation. We also have both polyethylene and wood supply contracts, with terms that range from one to three years, which obligate us to purchase materials. The prices under these contracts are renegotiated semi-annually or annually. In the past three years, the amounts we have been obligated to purchase under the supply contracts have been significantly less than the amounts of these materials we have needed for production.
          Competition for Raw Materials. As the wood/plastic composites industry grows, we sometimes compete for raw materials with other plastic recyclers or plastic resin producers. We believe that our ability to use highly contaminated polyethylene limits the number of competitors because most recycling processes require “cleaner” waste plastic sources. Nonetheless, we expect to continue to encounter new entrants into the plastics reclamation business. These new entrants may have greater financial and other resources than we do, and may include domestic and foreign beverage bottlers, manufacturers, distributors and retailers, forestry product producers, petrochemical and other companies. We increased our capacity for processing waste plastic in recent years, which reduced our dependence on outside suppliers and reduces our overall costs but it is still not to our desired levels. There is no assurance that we will be able to control the effect that increasing waste plastic costs has on our profitability. (see Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources.)
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

Industry Standards
          Local building codes often require that building materials meet strength and safety standards developed by the International Code Commission and that, in order to qualify, the materials be evaluated by an independent testing organization. Our decking, handrails and stair applications are covered in a National Evaluation Report (NER) under NER-596, which provides local building inspectors and code officials with independent testing and installation information regarding our products. We believe that the NER listing has helped to increase sales and market acceptance of our decking products. We have renewed our building code listing during the end of 2007 and are currently in the process of upgrading and increasing the number of products covered for additional building code approval in this expanded listing application.
Regulation
          AERT is subject to federal, state, and local environmental regulations. Environmental discharges and impacts from our manufacturing facilities, including air, solid waste, and wastewater discharges, must meet the standards set by environmental regulatory authorities in Arkansas, Texas and Oklahoma. Compliance with environmental laws has not had a material effect on our operating results or financial condition.
          Our operations are also subject to workplace safety regulation by the U.S. Occupational Safety and Health Administration and the states of Arkansas, Texas, and Oklahoma. We provide safety awareness and training programs for all associates who work in a manufacturing environment.
Competition
          Competition for Sales. Our products compete with high-grade western pine, cedar and other premium woods, aluminum, high-performance plastics, and an increasing number of composites and other construction materials. We believe that our products have superior physical characteristics, which make them a better value for the consumer; however, they are more expensive initially than traditional wood products. Manufacturers of some competing products, however, have long-established ties to the building and construction industry and have well-accepted products. Many of our competitors are larger and have research and development budgets, marketing staffs, and financial and other resources that surpass our resources.
          Sales of non-wood decking products to date represent a small portion of the decking market. According to an independent research report from Principal Partners, the wood-alternative market share was 19% in 2006. Pressure treated pine, cedar, redwood and other traditional woods constitute the vast majority of annual decking sales. We thus view wood decking as our principal competitor. The wood decking industry is highly segmented with many small to medium sized manufacturers. Wood decking is principally a commodity that competes as the low-priced product, whereas the more expensive non-wood products must compete on features and performance.
          Among manufacturers of alternative decking materials, we view Trex Company, TimberTech Ltd., Tamko Building Products and Fiber Composites LLC as our primary competitors. Louisiana Pacific exited the business and sold its Weather best grand and one of its plants to Fiberon during 2007. Certainteed also announced exiting the business in 2007.
          The market for door products is highly segmented, with many competitors. We believe that our MoistureShield industrial products have superior characteristics and are competitively priced. We emphasize durability, which means that manufacturers and homebuilders using our products should see reduced warranty callbacks and higher customer satisfaction. Our product competes on durability and the ability of the customer to order a product that is custom manufactured to its specifications.
Employees
          On December 31, 2007, we employed 662 people on a full-time basis. We reduced associates at the Texas facility to 17. The Arkansas facilities, including our corporate office and field sales team, employed 645 full-time associates, of which 4 were executives, 125 were sales or office personnel and 516 were full-time factory personnel. From time-to-time, we hire part-time employees to supplement our workforce.
Available Information
     We make available free of charge on our website (www.aert.com) our periodic reports filed with the SEC on Forms 10-K, 10-Q, and 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors.
          Our business is subject to a number of risks, including but not limited to the following:
Risks Related to Operating Our Business
The demand for our products is influenced by general economic conditions and may be adversely affected by general economic downturns or declines in construction activity.
          Our products are sold in the home improvement and new home construction markets. These markets are subject to significant fluctuations in activity and periodic downturns caused by general economic conditions, as has been the case since mid-2006, which contributed substantially to the decline in our revenues from $98 million in 2006 to $82 million in 2007 and to the resulting net losses we experienced. Slowdowns in the economy or construction activity may result in a reduction of the demand for our products and adversely affect our profitability. A worsening of the current economic climate, including further deterioration of the credit markets and/or consumer confidence, will negatively impact the Company’s sales and profitability.
The loss of one or more of our key customers could cause a substantial reduction in our revenues and profits.
          We could be materially adversely affected if we were to lose one or more of our large existing customers. Our principal customer for our decking material is Weyerhaeuser, which accounted for 75% and 81% of our sales in 2007 and 2006, respectively. A few large door and window construction companies have historically purchased substantially all of our industrial component products. A loss of any one of our large customers would adversely affect our sales and profitability.
We may be unable to secure an adequate quantity of quality raw materials at economical prices.
          Our products are constructed primarily from scrap wood fiber and scrap polyethylene. The markets for such scrap materials are dynamic. The global demand for these materials has increased significantly and we expect demand to continue to increase. The largest component of our raw material costs is scrap polyethylene. The price that we must pay for these materials is related to the market prices of natural gas and petroleum, which have been rising and volatile in recent years. Our future profitability is contingent on us being able to manage raw material costs under these circumstances.
Weather
          Sales of decking and accessories are subject to weather and seasonality trends associated with outdoor construction. Our current product mix is sold year round but experiences significant higher retail sales during the second and third quarters which run from April through September. Thus, adverse or bad weather during the first or fourth quarters could result in a negative impact on sales.
High fuel prices
          Near record gasoline and diesel prices may reduce consumers’ disposable income unless driving is curtailed, substitutions are made, or fuel prices retreat. This may substantially reduce funds available for home improvement or remodeling.

We are highly leveraged and if we are unable to comply with certain debt covenants, our financial position and operations could be adversely affected.
          Our $24.7 million outstanding bond agreements, including our 2003 bonds and our $13.5 million of new bond indebtedness incurred in December 2007 for the development of a new facility in Oklahoma, contain certain financial covenants. The 2003 bonds included the following covenants at December 31, 2007: (1) a current ratio of not less than 1.00 to 1.00, (2) that not more than 10% of accounts payable be in excess of 75 days past the invoice date, (3) that not more than 20% of accounts receivable be in excess of 90 days past the invoice or billing date (unless contested in good faith or written off), (4) a requirement that we maintain a long-term debt service coverage ratio for the preceding four quarters of at least 2.00 to 1.00 and (5) a debt-to-equity ratio of not more than 3.00 to 1.00 as of any year-end. Our 2007 bonds have substantially the same covenants as our 2003 bonds, except that the accounts payable percentage is 20% and the debt service coverage ratio requirement is 1.5 to 1 through December 31, 2008, and moves to 2 to 1 beginning with the quarter ended March 31, 2009. We were not in compliance with the accounts payable and debt service coverage ratio covenants at December 31, 2007; however, the debt service coverage covenant was waived by the bondholder as of December 31, 2007 through, and including, March 31, 2008, and the accounts payable covenant was waived by the bondholder as of December 31, 2007 through, and including, December 31, 2008.
          In September 2007, the Company renewed its $15.0 million bank line of credit through June 2008. The revolving credit facility includes covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. The bank has waived any past noncompliance with those covenants in connection with the September 2007 renewal through June 2008.
          There is no assurance that we will be able to comply with these debt covenants in the future, or that the bondholder or bank lender will waive or modify the covenants in the future. If we are unable to comply with any of the covenants or obtain a waiver or modification of the covenants in the future, except the debt service coverage covenant, then the bond debt, in the amount of $24.7 million at December 31, 2007, or bank loan, in the amount of $12.3 million at December 31, 2007, could immediately become due and payable, the bondholder or bank lender could foreclose on the property used to secure the debt, which consists of substantially all of our material operating assets, and the bondholder could claim our revenues pledged as part of the bond agreement. If we are unable to comply with the debt service covenant, then we could be required to retain a consultant to make recommendations to increase the debt service coverage ratio to required levels, and to follow those recommendations.
If we do not effectively manage our growth, our business resources may become strained and our results of operations may be adversely affected.
          Though our sales decreased $15.6 million in 2007, we increased our sales by $10.5 million in 2006, $23.7 million in 2005 and $20.1 million in 2004. Our products have seen significant growth, and our customers have significant established expansion plans. We expect significant future growth. This growth may provide challenges to our organization and may strain our management and operations. We expect to expand our manufacturing capabilities and to automate while we continue to become more efficient with our facilities. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel and our ability to finance and implement additional production equipment and manufacturing facilities. We may be unable to accurately predict the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business. We may not be able to attract, hire and retain sufficient personnel or acquire and implement sufficient manufacturing capacity to meet our needs. If we cannot scale our business appropriately, maintain control over expenses, or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver products in a timely manner and our results of operations may be adversely affected.
Our growth is limited by the availability of human capital resources.
          Future profitable growth will require us to recruit and retain qualified associates. We have recently hired a new President and named a new V.P. of Operations, both of whom have significant prior industry experience; however, we compete with many larger companies in the labor market, many of whom offer more attractive compensation packages than we are able to economically provide. Though we have adopted equity compensation plans to aid in our efforts to recruit and retain qualified associates, our compensation offerings may not be as attractive as our competitors’ and the accounting treatment for such equity plans results in a reduction in our earnings.
We have recently been sued by plaintiffs alleging defects in our decking products
     We have recently been sued by two separate groups seeking class action status and alleging defects in our decking products that make them susceptible to mold or mildew growth. Although the Company denies the allegations and intends to vigorously defend itself, the costs of litigation is always high and can strain the resources of and an unfavorable litigation outcome could have a material adverse affect on the Company. See Item 103 — “Legal Proceedings.”
Fire disruptions may adversely affect our ability to operate our business.
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
Our strategy of using recycled plastic and waste wood to create a competitive cost advantage involves significant risks, the occurrence of which may materially adversely affect our profitability.
          Our business strategy is to provide an environmentally friendly product at a competitive price. To achieve our business objectives we must recycle plastic and process waste wood on a cost-effective basis and efficiently convert these materials into high-quality finished goods. This strategy involves significant risks, including the risks that:
•	Our profitability may be materially diminished. The intrinsic variability of our raw material sources can result in considerable reduction in our operating rates and yields, which may more than offset any savings we realize from the purchase price of the materials.

•	We may not produce a sustainable return on investment. Because our production model requires backward integration in plastic recycling operations, as well as customized solutions for material preparation, compounding and extrusion, our model is significantly more capital intensive on a per-unit-basis than the models of our typical competitors. Our plants must convert our raw materials at high rates and net yields to generate the profit margins and cash flows necessary to sustain our business.

•	We may be limited in the markets in which we can effectively compete. Successfully expanding our business beyond decking would require applying our formulation and process technology to increasingly more challenging applications, such as high-end railing systems and fencing. The greater complexity and tighter design tolerances of such profiles require a level of process control that is more stringent than the level involved in deck board production. Our raw materials and process technology may not permit us to develop new applications on a cost-effective basis.
Environmental regulation exposes us to potential liability for response costs and damages to natural resources.
          We are subject to federal, state, and local environmental laws and regulations. The environmental laws and regulations applicable to our operations establish air quality standards for emissions from our manufacturing operations, govern the disposal of solid waste, and regulate wastewater and storm water discharge. As is the case with manufacturers in general, we may be held liable for response costs and damages to natural resources if a release or threat of release of hazardous materials occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any properties we own or operate.
Identification of certain weaknesses in our internal controls.
          Our management identified three material weaknesses in our internal control over financial reporting as of December 31, 2007, two of which were also cited weaknesses in our internal controls as of December 31, 2006. Management concluded that the Company did not have an adequate process in place to assess potential impairment of fixed assets, that the Company’s inventory costing system was not adequately documented nor were there adequate procedures for an independent review of the costing analysis to ensure completeness and accuracy of the calculated costs, all of which were rated as weaknesses last year and which we have been in the process of remediating. Additionally, at the entity level, the Company has not properly allocated resources to ensure that necessary internal controls are implemented and followed throughout the Company. We are in the process of remediating the weaknesses in our internal controls; however, there can be no assurance at this time that our remediation plans and the actions we take will effectively remediate the material weaknesses.
Maintaining product innovation at competitive costs
          With ever increasing competition and with an increasing number of new products entering the marketplace, we must maintain the quality and performance of our products while constantly addressing the needs of our customers in the marketplace. This involves offering a broader selection of high quality products on a routine basis, while being able to maintain acceptable manufacturing rates and yields at competitive costs. If we can not maintain acceptable manufacturing costs in producing new products in a timely manner, our costs may be higher. This could impede our introduction of new products and negatively affect our profitability.
Maintaining product quality and performance at acceptable costs
          Our ability to grow and continue to gain market share is dependent on our ability to maintain the quality and performance of our products at reasonable costs. We have invested heavily in technology and infrastructure since inception to process and reformulate recycled materials in to high quality building products. However, if we should experience any negative problems or perceptions with product quality, it could have a negative impact on net sales. We were recently sued in federal district court in Washington in regard to an alleged surface cleaning defect with one of our product lines. See Item 103 — “Legal Proceedings.”
Lack of Product Diversification
          Our current product lines are based exclusively on our wood/plastic composite formulas and manufacturing process for AERT composite products. With an increasing number of PVC and other non wood alternatives entering the marketplace, any market shift away from wood/plastic composites in general could have a reduced or negative impact on our sales growth.
Risks Related to Financing Our Business
Our indebtedness could adversely affect our ability to compete and produce net income
          As of December 31, 2007 we had $49 million of total indebtedness. This will require a substantial portion of our cash flow to be used for interest and debt repayment. If we cannot attain substantial improvements in operating efficiencies and cost reductions, our ability to generate net income will be greatly impaired.
We may have insufficient working capital to achieve our growth objectives.
          At December 31, 2007, we had a working capital surplus of $2,226,615 and at December 31, 2006, we had a working capital deficit of $3,466,130. The prior year’s working capital deficit was the result of losses from operations, our decision to finance capital projects with cash generated from operations, and our need to fund rapid growth in sales. Our current positive working capital is attributable to new preferred equity and bond financings we completed in the fourth quarter of 2007, aggregating $23.5 million. There is no assurance that we will be able to maintain a working capital surplus.
We will likely need to raise additional capital in the future. If we need additional funding, but fail to obtain it, we may not be able to adequately develop and commercialize our products or improve or expand our operations.
          We may need to raise additional outside financial resources in the future to effectively compete in the composite building materials marketplace, finance increased inventories, execute our current and future business plans and/or further develop and commercialize our current and future product offerings. Inability to raise sufficient outside capital would likely materially adversely impact our business, operations and profitability.
Our failure to maintain Nasdaq listing requirements could cause our common stock to be delisted.
          On December 21, 2007, our Class A common stock closed at $0.78 and at that date had closed below $1.00 per share for thirty consecutive trading days resulting in a notice to us on that day that we had failed to satisfy the Nasdaq minimum closing bid price of $1.00 per share and could be subject to Nasdaq delisting procedures if such noncompliance is not rectified on or before June 18, 2008. If the stock price does not increase to $1.00 or more for at least 10 consecutive trading days to re-establish compliance with Nasdaq’s listing requirement, the Company intends to present a plan to NASDAQ for additional time to regain compliance and/or seek stockholder approval for a reverse stock split to re-establish compliance.
          The loss of our Nasdaq listing would likely reduce trading activity in our common stock and make it more difficult for stockholders to sell their shares, and the threat of such a result could have a negative or dampening effect on our trading activity until such matter is resolved. Any decreased trading activity and added difficulty in trading our stock could have a negative impact on our stock price. In addition, failure to maintain our Nasdaq listing, or to then be listed on the OTC Bulletin Board, would also result in the Series D preferred stockholders having an option to require us to redeem all of the outstanding Series D preferred stock at a price equal to 120% of its stated value plus accrued dividends. The redemption amount is payable at our option in either Class A common stock (valued at the lower of the then applicable conversion price or an average price based upon the 30 trading days preceding the redemption) or cash.
We currently have a significant number of derivative equity securities outstanding, the conversion of which could adversely impact the market price of our Class A common stock and our ability to obtain additional needed outside capital.
          The conversion of a significant number of our outstanding derivative securities into Class A common stock could adversely affect the market price of the stock. At December 31, 2007, there were warrants outstanding for 3,787,880 shares of Class A common stock at an exercise price of $1.38, shares of Series D convertible preferred stock convertible into 7,575,760 shares of Class A common stock (disregarding contractual restrictions that prevent any one of the holders of such warrants and convertible preferred stock from acquiring more than 4.99% of the outstanding equity except upon at least 61 days prior notice, and disregarding additional shares of common stock that may be issued as paid-in-kind dividends on the Series D preferred stock), options outstanding for 1,521,500 shares of Class A common stock at an average exercise price of $1.59, and 502,633 restricted stock awards subject to issuance without additional consideration upon satisfaction of vesting conditions. The issuance, exercise or conversion of a material amount of such securities will result in a dilution in interest for our other security holders. The convertible securities, whether converted into stock or not, could impair our ability to obtain additional capital because of the potential for dilution. Also, the holders of such securities may be expected to exercise their rights at a time when we would in all likelihood be able to obtain needed capital through a new offering of our securities on terms more favorable than those provided by the outstanding securities.
If we raise additional funding, the terms of such transactions may cause dilution to existing shareholders or contain terms that are not favorable to us.
          We may seek to raise additional funding through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and operating restrictions that could adversely impact our ability to conduct our business. Furthermore, any new equity or debt securities may have rights, preferences and privileges senior to those of our existing equity holders.
Covenants in our bond agreements could restrict our ability to borrow, which could impair our ability to execute our business plan.
          Certain covenants in our bond agreements restrict the types and amounts of additional indebtedness that we may incur, including a requirement that, with certain exceptions, we may only incur additional indebtedness to the extent it would satisfy a debt incurrence coverage ratio of 250% of income before interest, taxes, depreciation and amortization to debt service. Those restrictions could inhibit our ability to execute our business plan, including the improvement and expansion of our operations and facilities. Additionally, our ability to secure adequate working capital to support our day-to-day operations as we grow could be limited by the covenants in our bond agreements.
Management may be in a position to control the Company.
          Directors and officers of the Company currently own approximately 36% of the outstanding Class A common stock and stock representing approximately 43% of the combined voting power of the Class A and Class B common stock, including approximately 32% of the Class A common stock and 40% of the combined voting power which are owned by members of the Brooks family.
Risks Related to Our Intellectual Property
Our proprietary rights may not adequately protect our technologies or products.
          Our commercial success will depend, in part, on our ability to obtain patents and maintain adequate protection for our technologies and products. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as unpatented proprietary technology. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted.
          We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.
Item 1B. Unresolved Staff Comments.
          We received a comment letter from the Securities and Exchange Commission dated December 21, 2007 as a result of our filing an S-3 registration statement, certain of which comments were addressed to our most recent 10K and 10Q filings. We responded to those comments on February 6, 2008, indicating to the Commission staff how we propose to respond to each such comment, and received additional comments from the SEC on February 21, 2008 including with respect to the appropriate accounting treatment of the Series D preferred stock and warrants issued in an October 2007 private placement transaction. Though we have not yet responded to the most recent comment letter, because with the passage of time it had become necessary to complete our 2007 audit before continuing with the registration statement, we believe that we have in this 10-K responded to the staff’s prior comments in a manner consistent with our prior discussions with the staff as to such matters other than their comments as to (i) whether the existence of financial covenants defaults required a classification of our bond debt to short-term, and (ii) the appropriate accounting treatment for the preferred stock and warrants and, as to the latter two items, we believe the existence of waivers that we have obtained from such bondholder as well as its concurrent actions during the fourth quarter 2007 in extending substantial additional bond financing to us resulted in the continuing long term classification of such debt being appropriate, and we have in this 10-K responded to and accounted for such preferred stock and warrants in a manner that we believe to be consistent with the guidance and accounting principles to which the Commission staff was directing us, subject to our further discussion with the Commission staff.
Item 2. Properties.
          We operate the following manufacturing and recycling facilities:
          We manufacture our MoistureShield and Weyerhaeuser ChoiceDek brand lines of decking products at our two Springdale, Arkansas extrusion plants, Springdale North and Springdale South. The Springdale North facility also produces door and housing trim components. Springdale North had four extrusion lines and a plastic recycling facility throughout 2007. The Springdale North plant consists of a 103,000 square feet facility located on ten-acres with a rail siding in the Springdale industrial district.
          We lease an office, storage building, and parking lot adjacent to the Springdale facility. The lease is renewable yearly. The office and storage facility is comprised of 10,000 square feet on 2.36 acres and houses our corporate offices.
          Until the fourth quarter of 2007, our Junction, Texas facility manufactured primarily Weyerhaeuser ChoiceDek and Basics decking products; however, we suspended extrusion operations at the facility in October 2007. The raw materials department at the facility is being prepared for a new product concept for 2008. The Junction plant consists of a 49,000 square foot manufacturing and storage facility on a seven-acre site.
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
           In December 2007, the Company entered into a related party lease for the use of 60 acres in Watts, Oklahoma where we plan to build an additional plastic recycling facility.
Item 3. Legal Proceedings.
Class Action Lawsuits
          On February 26, 2008, plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew. (Pelletz v. Weyerhaeuser Company, Advanced Environmental Recycling Technologies, Inc. and Lowe’s Companies, Inc. pending in US District Court, Western District of Washington at Seattle.) The plaintiffs filing suit on behalf of the purported class, have sued AERT, Weyerhaeuser Company, and Lowe’s Companies, Inc., asserting causes of action for violation of the Washington Consumer Protection Act, unfair competition or unfair and deceptive trade practices in various states, breach of implied warranty of merchantability, breach of express warranty, and violation of the Magnuson-Moss Warranty Act. By agreement, the deadline for AERT to answer or otherwise respond to plaintiffs’ complaint is April 18, 2008. Weyerhaeuser has requested a defense and indemnification from AERT. AERT denies the allegations in this lawsuit and intends to vigorously defend itself.
          On March 10, 2008, additional plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew. (Joseph Jamruk et al vs. Advanced Environmental Recycling Technologies, Inc. and Weyerhaeuser Company in U.S. District Court, Western District of Washington.) Plaintiffs filing suit on behalf of the purported class have sued AERT and Weyerhaeuser Company, asserting causes of action for misrepresentation, violation of the Washington Consumer Protection Act, unjust enrichment, and breach of express warranty. By agreement, the deadline for AERT to answer or otherwise respond to plaintiffs’ complaint is April 18, 2008. Weyerhaeuser has requested a defense and indemnification from AERT. AERT denies the allegations in this lawsuit and intends to vigorously defend itself.

Energy Unlimited, Inc. vs. AERT, Inc.
          This case originally started as a suit on account by Energy Unlimited Inc against AERT to collect the balance it asserts to be owed on work performed on the Springdale South facility material handling and drying systems. The claim was in the original amount of $196,868.60. AERT contends that the design and installation by Energy Unlimited Inc. was faulty resulting in a series of explosions and the subsequent need to undertake refabrication of the material handling and drying system. AERT has filed a counter claim for its out of pocket loss relating to an explosion occurring on April 2, 2007 and for the cost to fix and complete the material handling and drying systems properly in the amount of $1.2 million. This matter is in the early phase of discovery. AERT intends to vigorously defend the initial claim and pursue its counter claim based on the faulty design, improper installation, and serious safety defects of the material handling and drying systems by Energy Unlimited, Inc.
Other Matters
          AERT may be involved from time to time in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders.
          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          Our Class A common stock is traded on the NASDAQ Capital Market System under the symbol AERT. As of March 31, 2008, there were approximately 1,500 holders of record of Class A common stock and 11 holders of record of Class B common stock. The price of our common stock was $0.73 on December 31, 2007. We have not previously paid cash dividends on the common stock and there are currently restrictions under various debt obligations and our Series D preferred stock designation that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly sales prices (as reported by NASDAQ) of our Class A common stock for the years ended December 31, 2007 and 2006.

Sales price range of Class A common stock	High	Low
Fiscal 2006
First Quarter	$2.56	$1.58
Second Quarter	3.71	1.95
Third Quarter	3.32	2.10
Fourth Quarter	2.37	1.48

Fiscal 2007
First Quarter	2.07	1.38
Second Quarter	1.82	1.31
Third Quarter	1.72	1.27
Fourth Quarter	1.34	.70
          No repurchases of common stock took place during 2007.

Item 6.	Selected Financial Data.
          The following tables set forth selected historical data for the years ended December 31, 2003 through 2007, derived from our audited financial statements for each such year and should be read in conjunction with such financial statements and the footnotes attached thereto as well as the discussion contained herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Net sales	$82,209,963	$97,840,126	$87,312,560	$63,637,285	$43,520,563
Income (loss) before extraordinary gain, accrued dividends on preferred stock and income taxes	(12,530,850)	968,585	3,583,370	1,369,983	(665,921)
Preferred stock dividends from beneficial conversion feature	(943,838)	—	—	—	—
Accrued dividends on preferred stock	(136,957)	—	(235,367)	(276,000)	(276,000)

Income (loss) before extraordinary gain and income taxes	(13,611,645)	968,585	3,348,003	1,093,983	(941,921)
Net income tax benefit	3,662,082	835,937	4,449,682	—	—

Income (loss) before extraordinary gain	(9,949,563)	1,804,522	7,797,685	1,093,983	(941,921)
Extraordinary gain, net of income tax	432,403	—	—	173,536	2,962,041

Net income (loss) applicable to common stock	$(9,517,160)	$1,804,522	$7,797,685	$1,267,519	$2,020,120

Net income (loss) per common share before extraordinary gain (1) (Basic)	$(0.21)	$0.04	$0.22	$0.03	$(0.03)

Net income (loss) per common share before extraordinary gain (1) (Diluted)	$(0.21)	$0.04	$0.19	$0.03	$(0.03)

Extraordinary gain per common share (Basic)	$0.01	—	—	$0.01	$0.10

Extraordinary gain per common share (Diluted)	$0.01	—	—	$0.00	$0.10

Net income (loss) per common share after extraordinary gain (Basic)	$(0.20)	$0.04	$0.22	$0.04	$0.07

Net income (loss) per common share after extraordinary gain (Diluted)	$(0.20)	$0.04	$0.19	$0.03	$0.07

Weighted average number of shares outstanding (Basic)	47,030,850	41,990,150	35,861,060	31,815,067	30,017,661
Weighted average number of shares outstanding (Diluted)	47,030,850	45,881,498	40,475,244	41,070,289	30,017,661

Balance Sheet Data:
Working capital surplus (deficit)	$2,226,615	$(3,466,130)	$(687,039)	$(3,470,971)	$(1,915,695)
Total assets	93,758,803	72,049,966	56,952,673	43,340,793	36,406,601
Long-term debt less current maturities.	26,504,264	16,827,717	17,010,889	15,571,068	16,659,241
Total liabilities	63,683,674	44,493,361	35,835,369	31,610,279	27,458,156
Stockholders’ equity	30,075,129	27,556,605	21,117,304	11,730,514	8,948,445

(1)	The net income (loss) per share of common stock is based on the combined weighted average number of shares of Class A and Class B common stock outstanding during the period. See Note 2 to the financial statements for a reconciliation of the basic and diluted weighted average number of shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2007 Summary
          2007 was a very challenging year for the building materials industry and for AERT, marked by lower sales in our overall decking segment as customer inventories were reduced toward year end 2007. The inventory reduction was mandated despite year over year growth in sales of AERT products in the HIW segment via the end customer, Lowe’s. The combination of lower sales and higher cost of materials decreased factory utilization, increased over costs, and led to a significant loss for the year.
Current Business Environment
          With the current economic uncertainties and the negatives surrounding homebuilding, following are the factors we believe will drive AERT’s business in 2008.
Sales
          The slowdown in the residential real estate industry has negatively impacted, and will continue to negatively impact, sales of building materials in the U.S. There is some evidence that in weak home sales markets, homeowners will spend on remodeling instead of moving up to a larger home. Outdoor decks have historically been one of the most popular home remodeling projects. We expect this trend to continue as contemporary deck designs are making outdoor decks an extension of the home, with many projects involving multiple levels, outdoor kitchens, spas, flower boxes, and so forth.
          Sales of ChoiceDek decking and railing to Weyerhaeuser were $58.9 million in 2007 down from $78.1 million in 2006. As a percentage of overall sales product mix, $58.9 million 2007 sales were 71% compared to $78.1 million 2006 sales, or 80%. Although retail sales of ChoiceDek increased in 2007 compared to 2006, it was at a reduced rate compared to prior years and general economic conditions required Weyerhaeuser, our customer, to reduce inventories at year end. Sales of MoistureShield decking in 2007 were $16 million, up from $9.1 million in 2006, a 76% increase. MoistureShield decking sales were 20% of total sales in 2007 compared to 9% in 2006. Sales of MoistureShield decking increased in 2007 as the company continued to increase distribution and add lumber dealers throughout the U.S. and Canada.
          Sales of OEM or industrial components were $7.3 million in 2007 compared to $10.6 million in 2006, a 31% decrease. Sales to Therma Tru Doors were $4.2 million in 2007, or 58% of total sales for that niche.
          As manufacturing technology and aesthetics of composite decking improve, market trends continue to shift. Consumers are demanding more variety and selection as construction of multi-color decks appears to be increasing. Also, the evolution toward a more natural wood look is increasing on the higher end of the market, while decreasing wood prices have widened the price differential on the lower end. Thus, a smaller profile deck board, under the brand BasicsTM, was introduced in 2007 in limited colors, and targeted to a wood upgrade segment for light residential construction. We believe this will allow us to broaden our customer base and appeal to a wider market segment than in prior periods.
          The MoistureShield decking introduction was targeted toward the commercial contractor lumberyard, which provides service to large repeat customers. Most of these large customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will continue to require converting customers away from competing products to our brands such as MoistureShield or ChoiceDek. Thus, a significant marketing effort, through a national advertising agency, was initiated during the fourth quarter of 2007, and will continue throughout 2008. The marketing program is aimed at converting high end customers to our products.
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
          Four new regional building products distributors began carrying MoistureShield decking in 2007 and as of December 31, 2007 we had 14 regional distributors with twenty-five locations carrying our products. We anticipate additional new distributors coming on board in 2008, and we expect to see continued growth in that brand. In late 2007, we brought on a new customer that will be the exclusive distributor of MoistureShield in China. We are preparing to ship our second order of containers, and we are working to establish distribution throughout China. The Chinese economy is strong, with a growing middle class that aspires to Western-style homes and amenities such as composite decks. We expect that these factors will continue to drive AERT sales despite a continued weak outlook for the U.S. homebuilding industry.
Costs
          Our materials costs are higher compared to prior years, 37.0% as a percentage of sales in 2007 compared to 35.6% in 2006 and 32.2% in 2005, as we have begun using expensive additives and additional equipment designed to increase color and improve aesthetics on decking boards, both of which are increasingly demanded by customers. As our volume grows, we believe we will be able to purchase and use these additives on more favorable terms, or possibly produce some of them in-house. We intend to improve yield and throughputs over time. We also intend to continue to utilize technology to source and reclaim increased volumes of lower cost plastic materials in-house.
          We have invested significantly in plastic recycling infrastructure over the last several years. As technology has improved so have the aesthetics of our products, which are overwhelmingly comprised of recycled materials. Green building is an ever increasing trend and we intend to capitalize on that trend with a new slogan: “AERT — We Make Green Look Good.”
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
Longer Term Factors Driving Our Business
          AERT’s core competency is extracting value from America’s waste stream. As the market matures for our current slate of products made from recycled plastics, AERT will pursue new products and new markets. Given the many commercial uses of polyethylene, we believe that AERT has abundant growth opportunities. We have recently filed a new patent application relating to our advanced plastic recycling technologies, which we expect to result in the issuance of several patents. Additionally, we expect to file more applications over the next year. However, there is no assurance that patents will ultimately be issued, or if issued, that our claims will be granted as submitted.
          In late 2007, we completed the financing required to build a new plastic recycling facility in Oklahoma. We are preparing to start construction in the second quarter 2008. The new facility is designed to allow us to use the less desirable, but also less costly, forms of waste polyethylene as well as additional sources of waste wood fiber, which will ensure our ability to maintain a low cost structure and possibly address additional sales and revenue opportunities.
          We started the first line at the Springdale South plant during 2007, and it is now our best performing facility. We also upgraded our existing Springdale North plant during the fourth quarter of 2007, and expect to see further efficiencies there in 2008 versus prior periods. The installation of the next three lines at South will be relatively fast and we should be able to increase production capacity relatively quickly as demand picks up or new markets are opened.
          As the decking market matures, some of our competitors with high cost processes are falling by the wayside; however, several new vinyl based products are entering the market. We are monitoring the activities of our competitors and moving into markets where our competitors are failing.
Management’s Focus for 2008
•	Complete the expansion of the distribution network for our MoistureShield decking product line to nationwide distribution by the summer of 2008

•	Expand our business in China and explore opportunities in other growing international markets

•	Continue to expand sales in the HIW segment through Lowe’s

•	Decrease operating costs relative to sales revenue:
•	Complete modifications to our plastic blending processes to increase throughput and increase yield at extrusion factories

•	Increase our ability to use more low cost raw materials

•	More aggressive raw materials purchasing strategies

•	Improve training and associate development

•	Increase automation to improve yield and lower labor costs

•	Streamline logistics and manufacturing operations

•	Complete installation of the new enterprise resource planning system to improve management information

•	Balance sales, general and administrative overhead expenses to match growth rate
•	Reduce leverage and strengthen the balance sheet
Growth Objectives
          Our long term goal is to become the premier manufacturer and producer of exterior green building products. To accomplish this we are focused on the following:
1.	Technological Innovation

Investments in leading edge recycling technologies have now entered the commercial phase with recent additions at our Lowell, Arkansas and Springdale, Arkansas manufacturing facilities. Additional technology is also underway with the Company’s Watts, Oklahoma facility which is designed to recover, utilize, and convert lower grades of waste plastics into usable feedstocks. By utilizing technology, we are upgrading the quality and aesthetics of our products to levels equal to or better than virgin resin based materials from primarily a low end stream base of raw materials.

2.	Green Marketing and Branding Focus

We have been recycling plastic and building green building products since our inception in 1988. We have recently retained the services of a national advertising and marketing firm, Nicholson-Kovac of Kansas City, Missouri to help build brand awareness for our MoistureShield product line. This involves expanded internet marketing, trade publications, and consumer and media marketing. We intend to continue building our brands and differentiating AERT as a “green” building products company.

3.	Quality and Continuous Improvement

Our products are built for hostile, external environmental conditions. Our recycling processes focus on intensive cleaning and reformulating of our raw materials prior to extrusion. Our extrusion process is unique and focuses on total encapsulation of the wood fibers. Our products are covered under U.S. Patent #5759680.

Since inception, we have focused on continuous improvement in our processes, products, and customer service.

With our latest technological advances in plastic recycling, we are taking recycled plastics up to performance levels of new plastics, while also continuing to improve the surface aesthetics and other properties of our finished products. In the future, commercial implementation of our latest plastic recycling technologies may provide additional revenue opportunities beyond composites.

4.	Distribution, Sales, and New Products

We are broadening our distribution and sales beyond the HIW market in 2008 and further expanding into the commercial contractor and international markets. In addition to increased MoistureShield distribution, we have added several new tropical hardwood colors and are prepared to introduce a new line of matching embossed handrail kits. We are also finalizing field testing of a new line of exterior fencing which we intend to launch in the second half of 2008.

We have recently begun exporting decking products beyond North America with shipments to China and the Middle East. Exportation of our “green” building product is a major focus for our future.

5.	Cost Improvements

We have invested substantially over the last several years in facilities and equipment in order to attain increased sales capabilities. In addition, we have implemented several cost reduction programs involving process and automation improvements and the consolidation or closing of less efficient facilities. We have recently hired a new President and named a V.P. of Operations, both of whom are focused on the implementation of lean manufacturing and other efficiency processes while attaining improved cost efficiencies. Our focus is to utilize technology and infrastructure to convert low cost waste materials in to high quality, outdoor green building products with a significant cost advantage.

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
Results of Operations
Three Year Comparison

	2007	% Change	2006	% Change	2005
Net sales	$82,209,963	-16.0%	$97,840,126	12.1%	$87,312,560
Cost of goods sold	74,340,601	-4.2%	77,594,965	16.9%	66,389,964
% of net sales	90.4%	11.1%	79.3%	3.3%	76.0%

Gross margin	7,869,362	-61.1%	20,245,161	-3.2%	20,922,596
% of net sales	9.6%	-11.1%	20.7%	-3.3%	24.0%
Selling and administrative costs	16,368,725	-0.2%	16,407,400	12.4%	14,595,854
% of net sales	19.9%	3.1%	16.8%	0.1%	16.7%
Research and development	265,881	-7.0%	285,858	159.6%	110,134

Subtotal	16,634,606	-0.4%	16,693,258	13.5%	14,705,988
% of net sales	20.2%	3.2%	17.1%	0.3%	16.8%

Operating income (loss)	(8,765,244)	*	3,551,903	-42.9%	6,216,608
% of net sales	-10.7%	-14.3%	3.6%	-3.5%	7.1%
Other income (expense)
Net litigation contingency	—	0.0%	—	-100.0%	(610,206)
Gain (loss) on disposition of equipment	7,920	-86.4%	58,285	*	(26,122)
Net interest expense	(3,773,526)	42.8%	(2,641,603)	32.3%	(1,996,910)

Income (loss) before extraordinary item, accured premium on preferred stock and taxes	(12,530,850)	*	968,585	-73.0%	3,583,370
% of net sales	-15.2%	-16.2%	1.0%	-3.1%	4.1%
Preferred stock dividends from beneficial conversion feature	(943,838)	*	—	0.0%	—
Accrued premium on preferred stock	(136,957)	*	—	-100.0%	(235,367)

Income (loss) before extraordinary item and taxes	(13,611,645)	*	968,585	-71.1%	3,348,003
% of net sales	-16.6%	-17.6%	1.0%	-2.8%	3.8%
Net income tax benefit	3,662,082	338.1	835,937	-81.2%	4,449,682
% of net sales	4.5%	3.6%	0.9%	-4.2%	5.1%

Income (loss) before extraordinary item	(9,949,563)	*	1,804,522	-76.9%	7,797,685
% of net sales	-12.1%	-13.9%	1.8%	-7.1%	8.9%
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	432,403	*	—	0.0%	—

Net income (loss) applicable to common stock	$(9,517,160)	*	$1,804,522	-76.9%	$7,797,685
% of net sales	-11.6%	-13.4%	1.8%	-7.1%	8.9%

*	Not meaningful as a percentage change

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net Sales
          Net sales for the year ended December 31, 2007 dropped 16% compared to 2006. Our MoistureShield decking sales were up 76% in 2007 compared to 2006 as a result of our aggressive plans to diversify our customer base. However, our ChoiceDek sales, which comprise the largest portion of our sales, were down 24%, resulting in an overall decline in our sales. Sales of ChoiceDek were lower in 2007 than in 2006 as a result of Weyerhaeuser reducing their system-wide ChoiceDek inventory levels compared to average levels kept on hand in 2006, even though unit sales of ChoiceDek products to end users were higher in 2007 than 2006. We expect higher ChoiceDek sales in 2008 than in 2007 because we believe that Weyerhaeuser’s inventory adjustment is complete and that 2008 sales of ChoiceDek to end users will be comparable to 2007.
          MoistureShield sales were significantly higher in 2007 than 2006 as we were successful in adding new distributors and gaining market share. Several new distributors joined the program in late 2007, so we expect higher MoistureShield sales in 2008 than in 2007, provided that the economy, and building and remodeling activity in particular, does not suffer significant further deterioration.
          Sales of our OEM products decreased 31% from 2006 to 2007, as the slowdown in the homebuilding industry negatively impacted our OEM customers. We have ceased production of window components and reduced factory overhead, and we do not expect increased sales of OEM products in 2008 versus 2007. Sales of primed window components were approximately $1.6 million in 2007.
Cost of Goods Sold and Gross Margin
          Cost of goods sold, as a percent of sales, increased to 90% for the year ended December 31, 2007 from 79% for 2006. The increase in costs resulted from higher material costs and a lower level of production that did not allow us to fully utilize our facilities; i.e. we were carrying too much overhead in relation to our sales and the added overhead costs lowered our overall margins. The decrease in sales combined with higher costs as a percent of sales led to a decrease in gross profit margin to 10% for 2007 from 21% in 2006.
          Beginning in the second half of 2007, when it became apparent that the economy was weak and not improving, management undertook a broad move to realign the Company’s overhead and cost structure with current economic conditions, and staffing levels were reduced. In response to higher transportation costs and slower sales growth, we suspended extrusion operations at the Junction extrusion plant and moved the productive assets from the Alexandria facility to our main recycling facility at Lowell, Arkansas. Also, to improve margins, and in response to growing raw material costs, we raised prices on our ChoiceDek and MoistureShield products effective January 1, 2008. We are also working to reduce plastic raw material costs with the addition of a new plastic recycling facility near Watts, Oklahoma, which we intend to bring on line by the end of 2008.
Selling and Administrative Expenses
          Selling and administrative costs decreased slightly in 2007 compared to 2006 as the result of an effort to reduce excess overhead that had been added to support our rapid growth through the first half of 2006. As a percentage of net sales, selling and administrative costs increased to 20% from 17%. The categories of salaries and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up approximately 75% of total selling and administrative expenses in 2007. Professional fees were lower in 2007 than 2006, though we may have substantial legal fees again in 2008 due to lawsuits that were initiated in 2008 (see Litigation).

Income (loss)
          The operating loss for 2007 was 11% of sales as compared to the operating income of 4% in 2006. We incurred a net loss of $9.5 million, or $0.21 per share, in 2007, compared to net income of $1.8 million, or $0.04 per share, in 2006. We recorded an extraordinary gain net of tax in the amount of $432,403 for the receipt of insurance proceeds related to a fire at our Junction, Texas facility in 2003. Additionally, we recorded $943,838 in preferred stock dividends for the beneficial conversion feature of the Series D preferred stock.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Net Sales
          Despite the second half slowdown, AERT net sales were up 12.1% over 2005, the tenth consecutive year of sales growth. Prices were approximately 8.5% higher than prices prevailing in 2005, helping both our Weyerhaeuser ChoiceDek and MoistureShield decking sales register double digit growth. ChoiceDek sales increased $12.4 million (19%) and MoistureShield sales increased $1.4 million (18%). Sales of our OEM products, which are primarily associated with new home construction, fell off significantly in the second half of 2006, resulting in a decrease of OEM sales by $3.3 million (24%).
Cost of Goods Sold and Gross Margin
          Cost of goods sold, as a percent of sales, increased to 79% for the year ended December 31, 2006 from 76% for 2005. Labor costs were down, as a percent of sales, due to increased automation and efficiency initiatives. Manufacturing overhead costs were up slightly, as a percent of sales, versus 2005 as increased employment and utility costs offset gains from increased scale. Raw material costs were up significantly due to higher costs of polyethylene scrap prices in the first half of the year. Prices eased in the second half.
          Gross profit margin decreased to 21% for 2006 from 24% in 2005 as higher raw material and overhead costs outweighed the effects of lower direct labor.
Selling and Administrative Expenses
          Selling and administrative costs increased approximately $1.8 million (12.4%), in 2006 compared to 2005 as a result of increases in personnel expenses and general increases in corporate costs to manage our growing business. Personnel expenses increased approximately $1.16 million, accounting for about 64% of the increase; travel expenses, primarily for sales and customer service, increased approximately $430,000, accounting for about 24% of the increase; and a mixture of other expenses accounted for the remaining 12% of the increase.
          As a percentage of net sales, selling and administrative costs increased to 17.1% from 16.7%. The categories of salaries and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up 77% of total selling and administrative expenses in 2006. Professional fees were lower in 2006 than 2005.
Operating Income
          Operating income was 4% of sales for 2006, down from 6% of sales in 2005 as higher raw material and overhead costs outweighed the effect of lower direct labor.
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

Contingencies
Liquidity and Capital Resources
          At December 31, 2007, we had a working capital surplus of $2,226,615 compared to a working capital deficit of $3,466,130 at December 31, 2006 attributable to our fourth quarter 2007 preferred stock and bond financings. Our working capital at December 31, 2007 included total current liabilities of approximately $37 million, of which $4.9 million was for accrued expenses, $9.6 million was in payables and $22.5 million was a combination of short-term notes payable, secured by inventory and receivables, and the current portion of long-term debt. We spent approximately $6 million on capital expansion during 2007. Expenditures were primarily for construction at our Springdale South manufacturing site and additional equipment at our Lowell plastic processing facility.
          Unrestricted cash decreased $448,051 to $1,716,481 at December 31, 2007 from December 31, 2006. Significant components of that decrease were: (i) cash used in operating activities of $14,076,928, which consisted of the net loss for the period of $9,517,160 increased by depreciation and amortization of $5,068,789 and decreased by other uses of cash of approximately $11,180,289; (ii) cash used in investing activities of $3,826,559; and (iii) cash provided by financing activities of approximately $17,455,436. Payments on notes during the period were $5,022,017, including approximately $1,750,000 to Brooks Investment Company, a related party. Proceeds from the issuances of notes amounted to $19,265,000, including $750,000 from Brooks Investment Company, and net borrowings on our line of credit were $2,243,378. At December 31, 2007, we had bonds, capital leases, and notes payable in the amount of $48,999,856, of which $22,495,592 was current notes payable and the current portions of long-term debt and capital lease obligations.
          At the end of the first quarter of 2006, we entered into a new $15.0 million bank line of credit, replacing the factoring agreement with Brooks Investment Co. that was in use during 2005 and the first quarter of 2006. No amounts were borrowed under the line of credit until April 1, 2006. The line is a one year revolving credit facility that was renewed in September 2007, and will mature in June 2008, secured by our inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points, which was 8.25% at December 31, 2007. The maximum amount that may be drawn on the line at one time is the lesser of $15.0 million and the borrowing base, of which approximately $1.9 million was available to borrow at December 31, 2007. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie S. Brooks, who also guarantees $4 million on our 2003 industrial development bond owned by Allstate Investments. When the line of credit matures, the Company intends to seek a line of credit that does not require a personal guarantee. The revolving credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters (see Note 4: Line of Credit). There is no assurance that we can receive a more favorable line of credit or that our existing working capital line of credit will be renewed when it matures in June 2008.
          A prolonged period of reduced sales resulting from weakness in the building products industry or otherwise, however, could require us to slow or close production at some of our less efficient facilities and/or to seek additional funding in the form of debt or equity. There is no assurance that we would be successful in securing additional capital if required.
           In addition to the construction of our Watts plastic recycling facility, our capital improvement budget for 2008 is currently estimated at $4 million, of which we believe we can finance half from our recent equity placement; the balance of required funds must come from cash flow. The 2008 capital improvement program will emphasize operating efficiency and improving our gross profit margin and cash flow, including automation projects and installing an enterprise resource planning system.
          Under our 2003 and 2007 bond agreements, AERT covenants that it will maintain certain financial ratios. If we fail to comply with certain of the covenants, or to secure a waiver therefrom, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy.

           We were not in compliance with the debt service coverage and accounts payable covenants as of December 31, 2007. The bond trustee waived the debt service coverage covenant as of December 31, 2007 through, and including, March 31, 2008, and waived the accounts payable covenant as of December 31, 2007 through, and including, December 31, 2008. Our line of credit contains all of the financial covenants listed below, with the exception of the debt to equity covenant, and the bank lender has also waived any noncompliance with such covenants. None of our other loans contain financial covenants.
           Our Allstate notes payable and $1.6 million Regions Bank note payable have cross-default provisions that caused them to be in technical default at December 31, 2007 due to our non-compliance with the loan covenants discussed above. The covenants were waived by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans. As the Regions Bank loan was paid in full in February 2008, it has been classified as a current liability at December 31, 2007, and a waiver was not needed.

	December 31,
Bonds payable and Allstate Notes Payable Debt Covenants	2007	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	-1.48	No — Waived
Current ratio of not less than 1.00 to 1.00	1.06	Yes
Debt to equity ratio of not more than 3.00 to 1.00	1.63	Yes
Not more than 10% of accounts payable in excess of 75 days past invoice date	23.2%	No — Waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	5.4%	Yes
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
Contractual Obligations
          The following table represents our contractual obligations outstanding as of December 31, 2007:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt and capital lease obligations	$36,311,249	$9,806,985	$5,470,339	$3,963,925	$17,070,000
Operating leases	12,337,256	2,873,535	4,378,243	3,323,289	1,762,189

Total	$48,648,505	$12,680,520	$9,848,582	$7,287,214	$18,832,189

          Our waste wood and scrap polyethylene supply contracts have varying terms and pricing structures. The contracts generally obligate us to take whatever waste the supplier generates as long as the waste meets our standards. Pricing for these contracts can generally be renegotiated every twelve months, however, so determining our precise future liability is not reasonably estimable.
          In July 2006, AERT entered into a lease contract whereby it has agreed to lease up to $3 million of equipment for seven years. Lease payments will begin in April 2008. Until that time, interim interest payments are being made on the amount of equipment subject to the lease that has been purchased by the leasing company, which totaled approximately $2.8 million at December 31, 2007. The lease payments are not included in the table above due to the uncertainty of the commencement of those payments.

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

Item 8. Financial Statements and Supplementary Data.
Summary Quarterly Financial Data

	2006				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$27,665,249	$28,105,770	$20,800,859	$21,268,248	$22,367,040	$25,342,796	$24,797,778	$9,702,349
Gross margin	5,954,316	8,480,538	4,132,310	1,677,997	2,838,452	3,989,802	2,065,163	(1,024,055)
Net income (loss)	905,942	1,723,097	(305,595)	(518,922)	(1,171,659)	(383,919)	(1,529,444)	(6,432,138)
Income (loss) per share (Basic)	$0.02	$0.04	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.03)	$(0.13)
Income (loss) per share (Diluted)	$0.02	$0.04	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.03)	$(0.13)
          The financial statements portion of this item is submitted in a separate section of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures.
          Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, our Chief Operating Officer, and our Senior Vice President and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based upon this evaluation, our Chief Executive Officer, our Chief Operating Officer, and our Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting as of December 31, 2007 described below under “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of December 31, 2007. We have initiated the implementation of measures to remediate these material weaknesses as described below under “Remediation of Material Weakness in Internal Control Over Financial Reporting.”
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
          We assessed the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management identified three material weaknesses (as defined by the Public Company Accounting Oversight Board) as of December 31, 2007.

          First, the Company did not have an adequate process in place to assess potential impairment of fixed assets. Without a formal, periodic assessment process, material overstatements of the net book value of fixed assets could remain undetected. Second, the Company’s inventory costing system was not adequately documented nor were there adequate procedures for an independent review of the costing analysis to ensure completeness and accuracy of the calculated costs. Without a formally documented, approved costing process, combined with an independent review of the spreadsheet inputs and formulas used to calculate inventory costs, material misstatements of inventory and cost of goods sold could remain undetected. Third, the Company, at the entity level, has not properly allocated resources to ensure that necessary internal controls are implemented and followed throughout the Company. Without the proper allocation of resources and sufficient priority given to internal controls, material misstatements could occur and remain undetected. Accordingly, management has determined that, because of these material weaknesses, the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on the specified criteria.

/s/ JOE G. BROOKS
Joe G. Brooks,
Chairman, Chief Executive Officer and President

/s/ STEPHEN W. BROOKS
Stephen W. Brooks,
Vice Chairman and Chief Operating Officer

/s/ ROBERT A. THAYER
Robert A. Thayer,
Senior Vice President and Chief Financial Officer

Remediation of Material Weakness in Internal Control Over Financial Reporting
          The Company is in the process of developing systems and procedures to remediate each of the material weaknesses identified in Management’s assessment of internal controls as of December 31, 2007. Management believes that these new procedures, in combination with the implementation of a new enterprise resource planning system now underway, will provide controls sufficient to identify and prevent material misstatements in the Company’s financial statements.
Changes in Internal Control Over Financial Reporting
          Other than the matters described in this Item 9A under “Remediation of Material Weakness in Internal Control Over Financial Reporting,” during the fourth quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The directors and executive officers of the Company as of December 31, 2007, are as follows:

Name	Age	Position

Joe G. Brooks	52	Chairman, chief executive officer and president
Stephen W. Brooks	51	Vice chairman and chief operating officer
Marjorie S. Brooks	72	Secretary, treasurer and director
J. Douglas Brooks	48	Senior vice president
Alford Drinkwater	56	Senior vice president
Jim Precht	62	Senior vice president — sales and marketing
Robert A. Thayer	56	Senior vice president and chief financial officer
Eric E. Barnes	34	Chief accounting officer and controller
Jerry B. Burkett	51	Director
Edward P. Carda	67	Director
Melinda Davis	65	Director
Tim W. Kizer	42	Director
Peter S. Lau	54	Director
Sal Miwa	51	Director
Jim Robason	70	Director
Michael M. Tull	53	Director
          The Company’s board of directors elected Joe G. Brooks as its chairman and the Company’s co-chief executive officer in December 1998, and he has served as president since February 2000. In July 2005, Mr. Brooks became chief executive officer. Mr. Brooks has served as president or in other executive office capacities and has been a director since the Company’s inception in December 1988, including service as chairman and CEO from inception until August 1993. He was a member of Clean Texas 2000, appointed by then Governor George W. Bush in 1995. Mr. Brooks is a listed inventor on 13 of the Company’s patents with additional patents pending, and is a founder of AERT.
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
          Marjorie S. Brooks has been secretary, treasurer and a director since the Company’s inception in December 1988. Mrs. Brooks has served as secretary and treasurer of Brooks Investment Company, a holding company for the Brooks’ family investments, for more than thirty years.
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
          Robert A. Thayer was named by the board of directors to succeed Edward J. Lysen as chief financial officer in September 2005, at which time he was also named as a senior vice president. Mr. Thayer has submitted his resignation effective April 11, 2008 in order to take a new position. From October 2002 until September 2005, Mr. Thayer served as the assistant to AERT chairman Joe G. Brooks, during which time he had executive assignments in all aspects of AERT’s business including finance, operations, and administration. From January 1997 to October 2002, Mr. Thayer was a principal at Madison Research, Denison, Texas where he conducted independent financial research under contract to banks and financial publishers. From January 2001 to July 2002 he also served as Vice President of Finance for Asia Teletech Company, Ltd., a Thailand headquartered voice-over-internet company where he was responsible for raising the company’s startup capital. Prior to 1997, Mr. Thayer spent twenty-one years in the software and investment banking industries with financial, systems and executive responsibilities. He received a BA in Economics from the University of Colorado and studied graduate economics at the University of Wisconsin, Madison. Mr. Thayer is a Chartered Financial Analyst.
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
          Peter S. Lau has served on the board of directors since July 2007. Mr. Lau is a co-founder and owner of Greenstone Holdings, a boutique investment banking firm in New York City founded in 2001. Previously, he was Senior Managing Director of Corporate Finance for American Frontier, and Managing Director of Corporate Finance at Ridgewood Capital. Mr. Lau started his career as a CPA with Deloitte Touche, and was later employed by Squibb Corporation. Mr. Lau holds a Bachelor of Science in Business Administration and an MS in Accounting from the University of Hartford.
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
          The audit committee of the board of directors consists of outside directors: Edward P. Carda (chairman), Melinda Davis, Peter S. Lau, and Jerry B. Burkett. The audit committee is directly responsible for the engagement of the Company’s independent auditors and is responsible for approving the services performed by the Company’s independent auditors and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. The board of directors has determined that Edward P. Carda qualifies as an audit committee financial expert; as such term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002. In addition, Edward P. Carda, and the other members of the audit committee are independent, as that term is defined under the listing standards of the National Association of Securities Dealers.
          The compensation committee consists of Edward P. Carda (chairman), Sal Miwa, Jim Robason, and Tim Kizer. The compensation committee establishes and administers the Company’s compensation and equity incentive plans on behalf of the board of directors and approves restricted stock grants thereunder.
          The corporate governance and nominating committee consists of Sal Miwa (chairman), Linda Davis, Jerry Burkett, and Ed Carda. The nominating committee evaluates the efforts of AERT and its board of directors to maintain effective corporate governance practices. The committee identifies candidates for election to the board of directors.
          The company also maintains a legal affairs committee consisting of Tim Kizer (chairman), Sal Miwa, and Peter Lau, and a capital expenditure committee consisting of Peter Lau (chairman), Steve Brooks, Edward Carda, and Jim Robason.
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
Compliance with Section 16(a) of the Exchange Act
          Section 16(a) of the Securities Exchange Act of 1934 requires AERT’s executive officers and directors, and persons who own more than ten-percent of a registered class of the Company’s securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all forms filed pursuant to Section 16(a). Based on a review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 4 or Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 2007; all Section 16(a) filing requirements were met.
Item 11. Executive Compensation.
          The information required by Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2008 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information required by Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2008 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The information required by Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2008 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services.
          The information required by Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2008 annual meeting of stockholders.
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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
/s/ JOE G. BROOKS
Joe G. Brooks,
Chairman, Chief Executive Officer and President (principal executive officer)

/s/ STEPHEN W. BROOKS
Stephen W. Brooks,
Vice Chairman and Chief Operating Officer

/s/ ROBERT A. THAYER
Robert A. Thayer,
Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ ERIC E. BARNES
Eric E. Barnes,
Chief Accounting Officer and Controller (principal accounting officer)

Date: April 7, 2008
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

Signature	Title	Date

/s/ JOE G. BROOKS Joe G. Brooks	Chairman, Chief Executive Officer and President	April 7, 2008

/s/ STEPHEN W. BROOKS Stephen W. Brooks	Vice Chairman and Chief Operating Officer	April 7, 2008

/s/ MARJORIE S. BROOKS Marjorie S. Brooks	Secretary, Treasurer and Director	April 7, 2008

/s/ JERRY B. BURKETT Jerry B. Burkett	Director	April 7, 2008

/s/ EDWARD P. CARDA Edward P. Carda	Director	April 7, 2008

/s/ MELINDA DAVIS Melinda Davis	Director	April 7, 2008

Signature	Title	Date

/s/ TIM W. KIZER Tim W. Kizer	Director	April 7, 2008

/s/ SAL MIWA Sal Miwa	Director	April 7, 2008

/s/ JIM ROBASON Jim Robason	Director	April 7, 2008

/s/ MICHAEL M. TULL Michael M. Tull	Director	April 7, 2008

/s/ PETER S. LAU Peter S. Lau	Director	April 7, 2008

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Advanced Environmental Recycling Technologies, Inc.
We have audited the balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Environmental Recycling Technologies, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated April 7, 2008 expressed an opinion that Advanced Environmental Recycling Technologies, Inc. had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP
Fayetteville, AR
April 7, 2008

To the Board of Directors and Stockholders of
Advanced Environmental Recycling Technologies, Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited Advanced Environmental Recycling Technologies, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: 1) the Company did not have a process in place to assess potential impairment of fixed assets. Without a formal, periodic assessment process, material overstatements of the net book value of fixed assets could remain undetected. 2) the Company’s inventory costing system was not adequately documented nor were there adequate procedures for an independent review of the costing analysis to ensure completeness and accuracy of the calculated costs. Without a formally documented, approved costing process, combined with an independent review of the spreadsheet inputs and formulas used to calculate inventory costs, material misstatements of inventory and cost of goods sold could remain undetected. 3) the Company, at the entity level, has not properly allocated resources to ensure that necessary internal controls are implemented and followed throughout the Company. Without the proper allocation of resources and sufficient priority given to internal controls, material misstatements could occur and remain undetected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated April 7, 2008 on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 of Advanced Environmental Recycling Technologies, Inc. and our report dated April 7, 2008 expressed an unqualified opinion.
/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP
Fayetteville, AR
April 7, 2008

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,716,481	$2,164,532
Restricted cash	11,461,950	787,191
Restricted certificate of deposit	871,468	—
Trade accounts receivable, net of allowance of $1,162,500 at December 31, 2007 and $374,894 at December 31, 2006	640,668	3,789,302
Other accounts receivable	63,453	760,970
Inventories	23,622,586	14,515,845
Prepaid expenses	892,462	1,018,657
Deferred tax asset	—	1,163,017

Total current assets	39,269,068	24,199,514

Land, buildings and equipment:
Land	1,988,638	1,988,638
Buildings and leasehold improvements	10,008,257	5,979,223
Machinery and equipment	51,690,169	39,475,682
Transportation equipment	1,148,046	1,243,556
Office equipment	1,169,213	801,231
Construction in progress	4,218,303	14,762,153

Total land, buildings and equipment	70,222,626	64,250,483
Less accumulated depreciation	31,380,005	26,728,540

Net land, buildings and equipment	38,842,621	37,521,943

Other assets:
Deferred tax asset	8,851,412	4,293,912
Debt issuance costs, net of accumulated amortization of $1,052,949 at December 31, 2007 and $790,532 at December 31, 2006	3,042,645	2,814,390
Debt service reserve fund	3,391,500	2,040,000
Restricted certificate of deposit	—	829,961
Other assets, net of accumulated amortization of $421,310 at December 31, 2007 and $392,736 at December 31, 2006	361,557	350,246

Total other assets	15,647,114	10,328,509

Total assets	$93,758,803	$72,049,966

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Balance Sheets

	December 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$9,274,134	$10,861,648
Accounts payable — related parties	350,882	494,831
Current maturities of long-term debt	9,582,145	1,580,357
Current maturities of capital lease obligations	224,840	93,255
Accrued payroll expense	553,376	575,782
Litigation loss payable	655,769	655,769
Other accrued liabilities	3,712,700	1,933,821
Working capital line of credit	12,303,378	10,060,000
Notes payable — related parties	—	1,000,000
Notes payable — other	385,229	410,181

Total current liabilities	37,042,453	27,665,644

Long-term debt, less current maturities	25,707,959	16,803,644
Capital lease obligations, less current maturities	796,305	24,073

	26,504,264	16,827,717

Accrued dividends on convertible preferred stock	136,957	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 757,576 shares issued and outstanding at December 31, 2007	7,576	—
Class A common stock, $.01 par value; 75,000,000 shares authorized; 46,314,250 and 43,041,164 shares issued and outstanding at December 31, 2007 and 2006, respectively	463,143	430,412
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2007 and 2006	14,655	14,655
Warrants outstanding; 3,787,880 at December 31, 2007 and 4,606,132 at December 31, 2006	1,533,578	2,519,389
Additional paid-in capital	50,872,462	37,891,274
Accumulated deficit	(22,816,285)	(13,299,125)

Total stockholders’ equity	30,075,129	27,556,605

Total liabilities and stockholders’ equity	$93,758,803	$72,049,966

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Net sales	$82,209,963	$97,840,126	$87,312,560
Cost of goods sold	74,340,601	77,594,965	66,389,964

Gross margin	7,869,362	20,245,161	20,922,596
Selling and administrative costs	16,368,725	16,407,400	14,595,854
Research and development	265,881	285,858	110,134

	16,634,606	16,693,258	14,705,988

Operating income (loss)	(8,765,244)	3,551,903	6,216,608
Other income (expense):
Net litigation contingency	—	—	(610,206)
Gain (loss) on disposition of equipment	7,920	58,285	(26,122)
Interest income	183,409	202,724	90,908
Interest expense	(3,956,935)	(2,844,327)	(2,087,818)

Net other expense	(3,765,606)	(2,583,318)	(2,633,238)

Income (loss) before extraordinary item, income taxes and accrued dividends on preferred stock	(12,530,850)	968,585	3,583,370
Preferred stock dividends from beneficial conversion feature	(943,838)	—	—
Accrued dividends on preferred stock	(136,957)	—	(235,367)

Income (loss) before extraordinary item and income taxes	(13,611,645)	968,585	3,348,003
Income tax benefit	(3,662,082)	(835,937)	(4,449,682)

Income (loss) before extraordinary item	(9,949,563)	1,804,522	7,797,685
Extraordinary gain on involuntary conversion of non-monetary assets due to fire (net of income tax)	432,403	—	—

Net income (loss) applicable to common stock	$(9,517,160)	$1,804,522	$7,797,685

Income (loss) per share of common stock before extraordinary item (Basic)	$(0.21)	$0.04	$0.22

Income (loss) per share of common stock before extraordinary item (Diluted)	$(0.21)	$0.04	$0.19

Extraordinary gain per share of common stock (Basic)	$0.01	—	—

Extraordinary gain per share of common stock (Diluted)	$0.01	—	—

Income (loss) per share of common stock after extraordinary item (Basic)	$(0.20)	$0.04	$0.22

Income (loss) per share of common stock after extraordinary item (Diluted)	$(0.20)	$0.04	$0.19

Weighted average number of common shares outstanding (Basic)	47,030,850	41,990,150	35,861,060

Weighted average number of common shares outstanding (Diluted)	47,030,850	45,881,498	40,475,244

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Class A		Class B		Warrants		Additional
	Preferred Stock		Common Stock		Common Stock		Outstanding		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Value	Capital	Deficit	Total

Balance — December 31, 2004	$2,760	$2,760	$32,032,123	$320,322	$1,465,530	$14,655	$14,890,867	$6,917,544	$27,376,565	$(22,901,332)	$11,730,514

Issuance of stock in payment of accrued premium on preferred stock	—	—	229,994	2,300	—	—	—	—	273,700	—	276,000
Exercise of stock options	—	—	387,600	3,876	—	—	—	—	203,200	—	207,076
Exercise of Consulting warrants	—	—	1,738,946	17,389	—	—	(2,016,332)	(1,120,815)	1,389,382	—	285,956
Expiration of Consulting warrants	—	—	—	—	—	—	(1,379,926)	(784,532)	784,532	—	—
Exercise of Class C warrants	—	—	325,000	3,250	—	—	(325,000)	(96,098)	442,223	—	349,375
Exercise of Series X warrants	—	—	6,564	66	—	—	(6,564)	(3,485)	11,296	—	7,877
Exercise of Class I warrants	—	—	21,142	211	—	—	(21,142)	(8,220)	24,604	—	16,595
Expiration of Class I warrants	—	—	—	—	—	—	(42,997)	(13,478)	13,478	—	—
Exercise of Series Z warrants	—	—	300,000	3,000	—	—	(300,000)	(106,898)	403,898	—	300,000
Exercise of Extension warrants	—	—	310,000	3,100	—	—	(310,000)	(183,310)	296,460	—	116,250
Expiration of Bonus warrants	—	—	—	—	—	—	(1,312,664)	(111,289)	111,289	—	—
Conversion of preferred stock	(2,760)	(2,760)	2,300,000	23,000	—	—	—	—	(20,240)	—	—
Deferred equity compensation for restricted stock	—	—	—	—	—	—	—	—	29,976	—	29,976
Net income	—	—	—	—	—	—	—	—	—	7,797,685	7,797,685

Balance — December 31, 2005	—	—	37,651,369	376,514	1,465,530	14,655	9,176,242	4,489,419	31,340,363	(15,103,647)	21,117,304

Issuance of stock in payment of accrued premium on preferred stock	—	—	195,965	1,960	—	—	—	—	233,407	—	235,367
Exercise of stock options	—	—	741,000	7,410	—	—	—	—	443,245	—	450,655
Exercise of Class F warrants	—	—	987,040	9,870	—	—	(987,040)	(485,637)	1,077,861	—	602,094
Exercise of Class G warrants	—	—	2,987,040	29,870	—	—	(2,987,040)	(1,167,901)	3,886,107	—	2,748,076
Exercise of Series X warrants	—	—	478,750	4,788	—	—	(596,030)	(316,492)	711,704	—	400,000
Deferred equity compensation for restricted stock	—	—	—	—	—	—	—	—	198,587	—	198,587
Net income	—	—	—	—	—	—	—	—	—	1,804,522	1,804,522

Balance — December 31, 2006	—	—	43,041,164	430,412	1,465,530	14,655	4,606,132	2,519,389	37,891,274	(13,299,125)	27,556,605

Issuance of Series D preferred stock, net of issuance costs	757,576	7,576	—	—	—	—	—	—	9,186,044	—	9,193,620
Issuance of Series W stock warrants, net of issuance costs	—	—	—	—	—	—	3,787,880	1,533,578	(1,533,578)	—	—
Issuances of restricted stock	—	—	160,641	1,607	—	—	—	—	(1,607)	—	—
Exercise of stock options	—	—	1,333,130	13,331	—	—	—	—	662,038	—	675,369
Exercise of Series H warrants	—	—	1,771,792	17,718	—	—	(1,771,792)	(1,142,060)	1,958,448	—	834,106
Exercise of Series X warrants	—	—	7,523	75	—	—	(508,989)	(270,251)	270,176	—	—
Expiration of Series X warrants	—	—	—	—	—	—	(1,304,082)	(692,412)	692,412	—	—
Expiration of Series Y warrants	—	—	—	—	—	—	(1,021,269)	(414,666)	414,666	—	—
Deferred equity compensation for restricted stock	—	—	—	—	—	—	—	—	388,751	—	388,751
Preferred stock dividends from beneficial conversion feature	—	—	—	—	—	—	—	—	943,838	—	943,838
Net loss	—	—	—	—	—	—	—	—	—	(9,517,160)	(9,517,160)

Balance — December 31, 2007	757,576	$7,576	46,314,250	$463,143	1,465,530	$14,655	3,787,880	$1,533,578	$50,872,462	$(22,816,285)	$30,075,129

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(9,517,160)	$1,804,522	$7,797,685
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,331,206	4,324,913	4,352,445
Preferred stock dividends from beneficial conversion feature	943,838	—	—
Dividends accrued on preferred stock	136,957	—	235,367
Provisions for returns	787,606	—	266,793
Deferred tax benefit	(3,662,082)	(822,047)	(4,634,882)
Extraordinary gain on involuntary conversion of non-monetary assets due to fire	(432,403)	—	—
(Gain) loss on disposition of equipment	(7,920)	(58,285)	26,122
(Increase) decrease in other assets	(1,432,889)	(937,889)	16,761
(Increase) decrease in cash restricted for letter of credit and interest costs	(450,067)	(88,157)	42,708
Changes in current assets and current liabilities	(4,792,670)	(6,202,868)	(784,790)

Net cash provided by (used in) operating activities	(13,095,584)	(1,979,811)	7,318,209

Cash flows from investing activities:
Purchases of land, buildings and equipment	(4,526,559)	(6,841,889)	(5,907,695)
Proceeds from disposition of equipment	—	17,400	94,596
Insurance proceeds from involuntary conversion of non-monetary assets due to fire	700,000	—	—

Net cash used in investing activities	(3,826,559)	(6,824,489)	(5,813,099)

Cash flows from financing activities:
Net borrowings on line of credit	2,243,378	10,060,000	—
Proceeds from issuance of notes-related party	750,000	3,303,225	1,900,000
Proceeds from issuance of notes — other	18,515,000	—	—
Payments on notes-related party	(1,750,000)	(3,050,000)	(1,753,225)
Payments on notes — other	(3,150,627)	(2,734,847)	(2,447,524)
Payments on capital lease obligations	(121,390)	(76,916)	—
Increase in cash restricted for payment of long-term debt	(10,224,692)	(30,691)	(31,417)
Increase (decrease) in outstanding advances on factored receivables	—	(2,450,788)	353,235
Debt acquisition costs	(490,672)	—	(19,821)
Proceeds from preferred stock placement, net	9,193,620	—	—
Proceeds from exercise of stock options and warrants, net	1,509,475	4,200,826	1,163,129

Net cash provided by (used in) financing activities	16,474,092	9,220,809	(835,623)

Increase (decrease) in cash and cash equivalents	(448,051)	416,509	669,487
Cash and cash equivalents, beginning of period	2,164,532	1,748,023	1,078,536

Cash and cash equivalents, end of period	$1,716,481	$2,164,532	$1,748,023

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1: Description of the Company
          Advanced Environmental Recycling Technologies, Inc. (AERT) develops, manufactures and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Its products are made from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, which have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s customers are primarily regional and national door manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors. Its composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, fascia board, and decking under the trade names LifeCycle®, MoistureShield®, Weyerhaeuser ChoiceDek® Premium, ChoiceDek®, ChoiceDek® Premium Colors and MoistureShield® outdoor decking. The Company operates manufacturing and recycling facilities in Springdale and Lowell, Arkansas. It also operates a warehouse and reload complex in Lowell, Arkansas.
          The Company’s Junction, Texas manufacturing facility suspended extrusion operations in October 2007. The raw materials department at the facility is working on a new product concept for 2008.
          In late 2007, the Company closed its plastic recycling facility in Alexandria, Louisiana, removing its recycling equipment and relocating it to its Lowell, Arkansas recycling facility. Also in 2007, the Company paid out the remainder of its lease for the Alexandria facility, which was set to expire in May 2008.
Note 2: Summary of Significant Accounting Policies
Revenue Recognition Policy
          The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time of shipment or segregated and billed under a bill and hold agreement. The terms of this agreement qualify for revenue recognition under SAB 104. Sales are recorded net of discounts, rebates, and returns, which were $3,516,318 in 2007, $2,277,893 in 2006, and $2,211,835 in 2005.
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

Operating Costs
          The cost of goods sold line item in the Company’s statements of operations includes costs associated with the manufacture of our products, such as labor, depreciation, repair and maintenance, utilities, leases, and raw materials, including the costs of raw material delivery, warehousing and other distribution related costs. The selling and administrative costs line item in the Company’s statements of operations includes costs associated with sales, marketing, and support activities like accounting and information technology. The types of costs incurred in those areas include labor, advertising, travel, commissions, outside professional services, leases and depreciation.
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

	Year Ended December 31,
	2007	2006	2005

Receivables	$3,058,545	$(1,556,571)	$(705,900)
Inventories	(9,106,741)	(4,767,102)	(2,355,905)
Prepaid expenses and other	1,654,972	1,257,433	1,219,421
Accounts payable — trade and related parties	(2,155,919)	(1,265,529)	835,910
Accrued income taxes	—	(116,754)	117,200
Accrued liabilities	1,756,473	245,655	104,484

	$(4,792,670)	$(6,202,868)	$(784,790)

Cash paid for interest	$3,380,690	$2,573,679	$2,458,323

Cash paid for income taxes	$—	$285,824	$68,000

Supplemental Disclosures of Non-cash Investing and Financing Activities

	Year Ended December 31,
	2007	2006	2005

Notes payable for financing of insurance policies	$1,528,777	$1,569,789	$1,339,084
Accounts / notes payable for equipment	1,437,664	3,409,523	3,936,561
Accrued dividends on preferred stock paid with Class A common stock	—	235,367	276,000
Cash Equivalents and Restricted Cash
          The Company considers all highly liquid investments, those with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2007 and 2006, restricted cash included $859,367, and $523,194, respectively, that was restricted for payment of principal and interest on the Company’s bonds payable. At December 31, 2007, restricted cash included $10,353,930 that was restricted for payment of construction and equipment costs at our planned Watts, Oklahoma plastic recycling facility (see Note 5: Notes Payable and Long-term Debt). Additionally, restricted cash at December 31, 2007 and 2006 included $248,653 and $263,998, respectively, which served as collateral for letters of credit with respect to purchases on credit from certain vendors.
Buildings and Equipment
          Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 3 to 6 years and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for the years ended December 31, 2007, 2006 and 2005 was approximately $4.7 million, $3.9 million, and $4.1 million, respectively.
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
Inventories
          Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at December 31:

	2007	2006
Parts and supplies	$2,423,766	$2,007,535
Raw materials	7,182,551	5,072,734
Work in process	3,906,810	3,928,442
Finished goods	10,109,459	3,507,134

	$23,622,586	$14,515,845

Other Assets
          Debt issuance costs are amortized over the term of the related debt. Amortization of debt issuance costs charged to interest expense was $267,476 for 2007 and $241,276 for 2006.
          The net costs for the preparation of patent applications of $64,438 and $93,012 as of December 31, 2007 and 2006, respectively, are amortized using the straight-line method over 17 years. Amortization expense for patents was $28,573 for each of 2007 and 2006. The amortization of intangible assets resulted in aggregate expense of $296,049 for 2007 and $269,849 for 2006.
          The debt service reserve fund is restricted for the life of the bonds payable (see Note 5: Notes Payable and Long-term Debt) for payment of principal and interest on the bonds in the case the Company is unable to make those payments.

          As a result of the judgment against the Company in the ACS lawsuit (see Note 12: Commitments and Contingencies), the Company purchased a certificate of deposit that was restricted for payment of any final judgment that might have been levied after the appeals process was complete. The certificate of deposit was recorded in the other assets section of the Company’s balance sheet at December 31, 2006. In February 2008, the Arkansas Supreme Court rejected our appeal of the case, and the judgment will be paid from the certificate of deposit in 2008. As a result, the Company recorded the certificate of deposit in current assets at December 31, 2007.
          As of December 31, the Company had the following amounts related to intangible assets:

	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Debt issuance costs	$4,095,594	$1,052,949	$3,604,922	$790,532
Patents	485,748	421,310	485,748	392,736

	$4,581,342	$1,474,259	$4,090,670	$1,183,268

          The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated
Amortization
2008	$318,998
2009	314,043
2010	292,762
2011	285,470
2012	285,470
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
          Accounts receivable are carried at original invoice amounts less an estimated reserve made for returns and discounts based on quarterly review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed thirty days from invoice date, and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Recoveries of trade receivables previously written off are recorded when received.
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
          In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations for the year ended December 31, 2007. Therefore, basic EPS and diluted EPS are computed in the same manner for that year.

	2007
	Before	After
	Extraordinary	Extraordinary
	Item	Item	2006	2005
Net income (loss) applicable to common stock (A)	$(9,949,563)	$(9,517,160)	$1,804,522	$7,797,685

Assumed exercise of stock options and warrants	—	—	6,231,993	11,160,603
Application of assumed proceeds toward repurchase of stock at average market price	—	—	(2,340,645)	(6,546,419)

Net additional shares issuable	—	—	3,891,348	4,614,184

Adjustment of shares outstanding:
Weighted average common shares outstanding	47,030,850	47,030,850	41,990,150	35,861,060
Net additional shares issuable	—	—	3,891,348	4,614,184

Adjusted shares outstanding (B)	47,030,850	47,030,850	45,881,498	40,475,244

Net income (loss) per common share — Diluted (A) divided by (B)	$(0.21)	$(0.20)	$0.04	$0.19

Antidilutive and/or non-exercisable options	1,521,500	1,521,500	275,000	682,500
Antidilutive and/or non-exercisable warrants	3,787,880	3,787,880	1,021,269	1,021,269
          The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, as indicated in the above table. Those options and warrants were antidilutive and/or not exercisable during those periods. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.
Concentration Risk
Credit Risk
          The Company’s revenues are derived principally from Weyerhaeuser, the Company’s primary decking customer, regional building materials dealers, and a number of regional and national door and window manufacturers. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. Weyerhaeuser is the only customer from which the Company derived more than 10% of its revenue in 2007, 2006 and 2005. The following table presents sales to Weyerhaeuser and the percentage of gross sales that those sales represent.

	2007	2006	2005
Sales (in millions)	$64.4	$81.1	$68.5
% of total sales	75%	81%	77%
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
Advertising Costs
          Advertising costs are charged to expense in the period incurred. Advertising expense was approximately $1,772,249, $1,785,467, and $1,481,000 in 2007, 2006, and 2005, respectively.
Research and Development Costs
          Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $265,881, $285,858, and $110,134 in 2007, 2006, and 2005, respectively.
Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of this statement effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial statements and related disclosures.
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
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.
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
          The terms of the agreement with Brooks Investment Co., controlled by Marjorie S. Brooks, allowed the Company to transfer certain of its trade receivables as collateral, which Brooks Investment Co. deemed acceptable, up to $4.0 million at any one time. Upon acceptance of a transfer of a receivable, Brooks Investment Co. remitted to the Company 85% of the receivable, as defined in the agreement. Upon collection of the receivable, the Company remitted to Brooks Investment Co. 1.25% of the receivable as a factoring charge. The remaining receivable, less interest costs, which were based on the time period over which the receivable was outstanding, was remitted to the Company. The Company indemnified Brooks Investment Co. for any loss arising out of rejections or returns of any merchandise, or any claims asserted by the Company’s customers. During 2006 and 2005, the Company transferred an aggregate of approximately $28.6 million and $89.5 million, respectively, in receivables under this agreement, none of which remains to be collected. Costs associated with the factoring agreement of $347,392 and $669,718 were included in selling and administrative costs for the years ended December 31, 2006 and 2005, respectively.
Lease
          In December 2007, the Company entered into a 20-year lease for an existing 16 building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for construction of a waste plastic washing, recycling, and reclamation facility. The property is being leased from a corporation controlled by Marjorie S. Brooks, our major shareholder, with payments of .0075 cents per pound of plastic recycled, commencing on January 1, 2009 on a pounds of production, or net throughput of recycled plastic produced, basis with a minimum rent of $1,000.00 per month. The throughput or production rent is due quarterly and is capped throughout the term of the lease not to exceed $450,000 per year.
          Beginning in 2011, from January 1 to March 1, 2011 for a 60-day period and every three years thereafter, the company shall have the right to purchase the site and any adjoining property of 891 acres required for the operation of its facility at fair market value.

Commissions
          The Company employs the services of a related party, Tull Sales, Inc., as an outside sales representative. Tull Sales is owned by Michael M. Tull, one of our directors. Commission costs incurred by the Company for services performed by Tull Sales were $679,390 in 2007, $786,971 in 2006, and $677,794 in 2005.
          In addition to the related party transactions discussed above, Joe Brooks, our Chairman and CEO, personally guarantees repayment of the Company’s automobile loans, which had a balance of $76,888 at December 31, 2007.
          At December 31, 2007, accounts payable-related parties included the following amounts:
•	Sales commissions of $63,501 owed to Tull Sales Co., which is owned by Michael M. Tull, one of our directors,

•	Loan guarantee fees of $155,268, equipment rental of $27,344 and miscellaneous charges of $70,101 owed to Marjorie S. Brooks, one of our directors, or companies controlled by her, and

•	Deferred compensation of $20,667 and out-of-pocket expenses of $15,000 owed to Joe G. Brooks
Note 4: Line of Credit
          In September 2007, the Company renewed its $15.0 million bank line of credit. The line is a revolving credit facility maturing June 2008, secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points which was 8.25% at December 31, 2007. The maximum amount that may be drawn on the line  at one time is the lesser of $15.0 million and the borrowing base, of which approximately $1.9 million was available to borrow at December 31, 2007. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks. The credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2003 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. The Company expects to either renew its line of credit for one year at the June 2008 maturity date, or seek a larger working capital line of credit.
Note 5: Notes Payable and Long-Term Debt
Notes Payable — Related Parties

Notes payable to related parties consisted of the following at December 31:	2007	2006

9.25% note payable to Brooks Investment Company, which is controlled by Marjorie S. Brooks, an officer and director of the Company; unsecured; due on demand; no periodic principal or interest payments required; paid in 2007	—	$1,000,000
Notes Payable — Other

Notes payable other, consisted of the following at December 31:	2007	2006

Various notes payable to finance insurance policies bearing interest at rates of 10.5% and 11.25%; secured by insurance policies; principal and interest payable monthly	$385,229	$398,181
Other	—	12,000
	$385,229	$410,181

Long-term Debt

Long-term debt, less current maturities consisted of the following at December 31:	2007	2006

8% bonds payable to Bank of Oklahoma; principal payable annually beginning December 15, 2009; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, and pledged revenues; maturing on December 15, 2023(a)	$13,515,000	—
7% bonds payable to Regions Bank; principal payable annually; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, pledged revenues, and a personal guarantee on $4 million of the outstanding balance by Marjorie S. Brooks, the major shareholder; maturing on October 1, 2017(a)	11,200,000	12,100,000
10% note payable to Allstate Insurance Company, secured by subordinated interest in the collateral securing the bonds payable; principal and interest due October 1, 2008	5,000,000	—
19.75% note payable to Allstate Insurance Company, secured by subordinated interest in the collateral securing the bonds payable; interest payable semiannually; principal due on October 1, 2017	2,600,000	2,600,000
Variable rate note payable bearing interest at the Wall Street Journal prime rate plus 1% (8.25% at December 31, 2007); secured by certain real estate and equipment purchased with proceeds from the note; principal and interest payable monthly; maturing on September 28, 2009	1,900,799	1,925,679
Variable rate note payable bearing interest at LIBOR plus 3.1% (7.6% at December 31, 2007); secured by equipment purchased with proceeds from the note; principal and interest payable monthly; maturing on May 1, 2009	997,416	1,623,092
Other	76,889	135,230

Total	35,290,104	18,384,001
Less current maturities	(9,582,145)	(1,580,357)

Long-term debt, less current maturities	$25,707,959	$16,803,644

(a)	Our 2007 bonds have substantially the same covenants as our 2003 bonds, except that the accounts payable percentage is 20% and the debt service coverage ratio requirement is 1.5 to 1 through December 31, 2008, and moves to 2 to 1 beginning with the quarter ended March 31, 2009. We were not in compliance with the accounts payable and debt service coverage covenants at December 31, 2007; however, the debt service coverage covenant was waived by the bondholder as of December 31, 2007 through, and including, March 31, 2008, and the accounts payable covenant was waived by the bondholder as of December 31, 2007 through, and including, December 31, 2008.

          The aggregate maturities of long-term debt as of December 31, 2007 are as follows:

Year	Amount

2008	$9,582,145
2009	3,383,723
2010	1,647,863
2011	1,781,373
2012	1,825,000
Thereafter	17,070,000

$35,290,104

     On February 21, 2008, Advanced Environmental Recycling Technologies, Inc. completed a refunding of a prior 2003 industrial development bond obligation. On February 21, 2008, the City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project), Series 2008 (the “Series 2008 Bonds”) were issued pursuant to an indenture, dated as of February 1, 2008, by and between the City of Springdale, Arkansas, as “Issuer”, and Bank of Oklahoma, N.A., as “Trustee”. The proceeds received from the sale of the Series 2008 Bonds were loaned by the Issuer to AERT, pursuant to the terms of a loan agreement, dated as of February 1, 2008, between AERT and the Issuer. The Series 2008 Bonds are special obligations of the Issuer, payable solely from the revenues assigned and pledged by the indenture to secure such payment. Those revenues will include the loan payments required to be made by AERT under the loan agreement.
     The Series 2008 Bonds were issued in an aggregate principal amount of $10.61 million, bear interest at a rate of 8% per annum and, subject to sinking fund obligations, mature on December 15, 2023.
     Proceeds of the bonds were used, along with other funds of AERT, to refund, pay and discharge the $11.2 million aggregate principal amount of the Issuer’s Series 2003 Industrial Development Refunding Revenue Bonds. Pursuant to the loan agreement, AERT will be obligated to make payments on the dates and in the amounts necessary to pay the principal of, premium (if any) and interest on the Series 2008 Bonds when due. The proceeds received from the sale of the Series 2003 Bonds were applied to refund a prior Series 1999 City of Springdale, Arkansas Industrial Development Revenue Bonds, which Series 1999 Bonds were in turn used, along with other funds of AERT, to finance and refinance costs of acquiring, constructing and equipping certain solid waste disposal and related facilities, used in connection with AERT’s manufacturing facilities located in Springdale, Arkansas.
     At substantially the same time as the issuance of the Series 2003 Bonds, the Company delivered a promissory note (the “taxable note”) in the principal amount of $2,600,000 and bearing interest at the rate of 19.75%, payable to Allstate Insurance Company, the holder of the Series 2003 Bonds (and now the holder of the Series 2008 Bonds). Proceeds of the Taxable Note were applied to the repayment of certain related-party indebtedness of the Company and to the payment of certain capital improvements of the Company.
     As a condition to the purchase of the Series 2008 Bonds by Allstate, the Company was required to make an $800,000 prepayment of the taxable note on the date of issue of the bonds. The remaining $1,800,000 principal balance of the taxable note is due and payable on May 1, 2008. A failure to pay the taxable note when due shall constitute an event of default under the loan agreement. In connection with the issuance of the Series 2008 Bonds, the Company also repaid an approximately $1.0 million loan to Regions Bank, without prepayment penalty.
     In May 2007, the Company also entered into a loan arrangement with Allstate Insurance Company, providing a $5,000,000 loan (the “Allstate Note”), payable on October 1, 2008, and bearing interest a the rate of 10% per annum. The Series 2008 Bonds are secured on a parity with the taxable note and the 2007 Allstate note, and with the Adair County (Oklahoma) Industrial Authority Solid Waste Recovery Facilities Revenue Bonds Series 2007 (the “Adair County Bonds”), issued on December 19, 2007, in the principal amount of $13,515,000. The proceeds received from the sale of the Adair County Bonds were loaned by the Adair County Industrial Authority to AERT, pursuant to the terms of a loan agreement, dated as of December 1, 2007, between AERT and the Adair County Industrial Authority, and are being used to develop and complete new recycling facilities located in Watts, Oklahoma, approximately 35 miles east of Springdale, Arkansas.
Note 6: Stockholders’ Equity
Preferred Stock
Series A, B and C
          The Company issued 1,500 Series A preferred shares, 900 Series B preferred shares and 500 Series C preferred shares at a price of $1,000 per share in 1998. Such stock was purchased by the major stockholder, a 5% holder and accredited institutional investors. The preferred stock had an interest premium of 10% per year payable in cash or common stock. The Company converted $235,367 and 276,000 of accrued premiums to common stock in 2006 and 2005, respectively. These transactions are considered non-cash financing activities for statement of cash flow purposes.
          On November 7, 2005, the seventh anniversary date of the issuance of the preferred stock, the remaining 2,760 shares of all series of preferred stock were automatically converted into shares of common stock according to the mandatory conversion feature of the preferred stock. The conversion price was $1.20, the lower of the average of the closing bid prices for the common stock for the five trading days immediately preceding the conversion date and the fixed conversion price of $1.20. The preferred stock was originally issued with two classes of warrants, Series X and Y, which can be exercised at $1.20 and $2.50 per share, respectively, as described in the warrants section below.
Series D
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
     In the event of certain mergers, consolidations or other business combinations to which the Company is a party, the holders of the Series D preferred stock will be entitled at their option to have such preferred stock redeemed at 100% of its stated value plus accrued dividends. In the event of certain specified “triggering events” such as a lapse of the registration statement, suspension of its listing, deregistration under the Exchange Act, completion of a going private transaction, failure to comply with certain conversion procedures and timing, or breaches of the Company’s representations , covenants and other obligations to the investors, the holders of the Series D preferred stock will be entitled at their option to have such preferred stock redeemed at 120% of the stated value plus accrued dividends. In the event holders elect such a redemption in the case of a major transaction or triggering event, the Company has the option to make the redemption payment in either cash or stock for those redemption events not in its control, valued at the lesser of the conversion price or the then-current 30-day volume-weighted average price of the common stock. The Company could be required to make redemption payments in cash for certain redemption events that are within its control. Also in the event of such a merger, consolidation or business combination, the Company will have the option to redeem the Series D preferred stock at an amount equal to the liquidation preference plus any accrued and unpaid dividends and liquidated damages, if any.
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
     The proceeds are being used to pay approximately $ 3.0 million of existing indebtedness, to implement operating and manufacturing efficiencies designed to improve the Company’s waste plastic recycling process and allow it to better control its supply costs, for marketing initiatives designed to promote the “green” building, environmentally-conscious features of its products, and for working capital and other general corporate purposes. The shares and warrants were sold to three private equity firms and certain affiliates that are accredited investors in a private placement exempt from registration under Rule 506 and/or Section 4(2) of the Securities Act. In connection with the issuance of the preferred stock, the Company recorded $943,838 in preferred stock dividends for the beneficial conversion feature of the preferred stock.
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

Class F Warrants
          In May 1994, the Company completed a private placement offering at market price to certain bridge note holders and affiliated stockholders, including Marjorie S. Brooks, an officer and director of the Company. As part of the private placement, 3,468,400 shares of Class A common stock, 3,468,400 Class F warrants, and 3,468,400 Class G warrants (see below) were issued. Net offering proceeds of approximately $2,065,000 consisted of $2,020,000 conversion of debt and accrued interest and $45,000 in cash. In 1999, 350,864 Class F warrants were exercised at a price of $0.61 per share, resulting in proceeds of $214,027. The remaining 987,040 Class F warrants were exercised at a price of $0.61 per share resulting in proceeds of $602,094.
Class G Warrants
          In 1999, 481,810 Class G warrants were exercised at prices ranging from $0.91 to $0.92 per share, resulting in proceeds of $441,956. The remaining 2,987,040 warrants were exercised at a price of $0.92 per share, resulting in proceeds of $2,748,077.
Class H Warrants
          In 1995, in connection with a note payable to Marjorie S. Brooks and accounts payable to a company controlled by her (see Note 3), the Company’s Board of Directors authorized the issuance of up to 2,000,000 Class H warrants on a one-for-one basis for each dollar advanced under the agreement and having an exercise price equal to the per share market value of the Company’s Class A common stock on the date of such advances. The warrants were exercisable at prices from $0.39 to $0.49 per share of Class A common stock for each Class H warrant exercised. In 2000, 228,208 shares of Class H warrants were exercised at prices ranging from $0.39 to $0.49 per share, resulting in proceeds of $100,000. In 2007, the remaining 1,771,792 Class H warrants were exercised at an average price of $0.47 per share, resulting in proceeds of $834,106.
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

Series X and Series Y Warrants Issued in Connection with Preferred Stock
          In connection with the issuance of preferred stock in 1998, 2,416,665 Series X warrants and 1,021,269 Series Y warrants were issued. The warrants are exercisable at $1.20 and $2.50 per share, respectively. Each of the warrants has cashless exercise features that are based on various conversion amounts and terms. The expiration date of the warrants was extended from November 2005 to November 2007. In 2002, 1,000 Series X warrants were exercised at a price of $1.20 per share, resulting in proceeds of $1,200. In 2006, 333,333 Series X warrants were exercised at a price of $1.20, resulting in proceeds of $400,000. Also in 2006, 8,325 Series X warrants were exercised using the cashless exercise feature, resulting in an issuance of 5,418 shares of stock. In 2007, 352,425 Series X warrants were exercised using the cashless warrant exercise feature, resulting in an issuance of 5,209 shares of stock. The remaining 1,304,082 Series X and 867,500 Series Y warrants expired in November 2007.
Series X and Series Y Warrants to Placement Agent
          The Series A preferred stock shares were placed through a placement agent. The placement agent and certain officers of the placement agent were given Series X warrants to purchase, in the aggregate, 278.33 shares of the Company’s common stock for each $1,000 of purchase price (417,495 shares) and Series Y warrants to purchase, in the aggregate, 102.7 shares of the Company’s common stock for each $1,000 of purchase price (154,050 shares). The Series X warrants were originally exercisable for a period of six years from the first anniversary of the date of issuance at a price per share equal to $1.20 and the Series Y warrants were originally exercisable for a period of five years from the second anniversary of the date of issuance at a price per share equal to $2.50. The exercise period for both the Series X and Series Y warrants was extended by two years. No placement agent was used for the Series B and C preferred stock. In 2005, 6,564 Series X warrants were exercised at $1.20, resulting in proceeds of $7,877. In 2006, 254,372 Series X warrants were exercised using the cashless exercise feature, resulting in an issuance of 139,999 shares of stock. In 2007, the final 156,564 Series X warrants were exercised using the cashless warrant exercise feature, resulting in an issuance of 2,314 shares of stock. The remaining 153,769 Series Y warrants expired in November 2007.
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
Series W Warrants Issued in Connection with Preferred Stock
          In connection with the issuance of Series D preferred stock in 2007, the Company issued 3,787,880 Series W warrants. These warrants are exercisable at $1.38 per share and will expire on October 29, 2012. Each of the warrants also has a cashless exercise feature.
          At December 31, 2007, the Company had warrants outstanding as follows:

	Warrants Outstanding	Weighted		Warrants
	for Class A	Average	Expiration	Exercised
	Common Stock	Exercise Price	Date	in 2007
Class H warrants	—	0.47	02/21/07	1,771,792
Series X warrants	—	1.20	11/10/07	352,425
Series Y warrants	—	2.50	11/10/07	—
Series X warrants — placement agent	—	1.20	11/10/07	156,564
Series Y warrants — placement agent	—	2.50	11/10/07	—
Series W warrants	3,787,880	1.38	10/29/12	—

Totals	3,787,880	$1.38		2,280,781
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
          A summary of the activity in the Company’s stock option plans during the years ended December 31, 2007, 2006, and 2005, follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	2,872,130	$1.09	3,688,130	$1.01	4,595,230	$1.06
Granted	—	—	—	—	—	—
Exercised	(1,333,130)	0.49	(791,000)	0.60	(377,600)	0.49
Forfeited	(17,500)	1.06	(25,000)	2.00	(529,500)	1.79

Outstanding, end of year	1,521,500	$1.59	2,872,130	$1.09	3,688,130	$1.01

Exercisable, end of year	1,521,500	$1.59	2,872,130	$1.09	3,638,130	$1.01

          The following table summarizes information about stock options outstanding under the Company’s stock option plans as of December 31, 2007. All options were exercisable at December 31, 2007.

	Options Outstanding and Exercisable
		Wtd. Avg.	Wtd. Avg.
	Number	Remaining	Exercise
Range of Exercise Prices	at 12/31/07	Contract Life	Price
$0.86 — $0.94	224,000	2.42 years	$0.89
$1.10 — $1.75	790,000	3.55 years	1.24
$2.25 — $2.75	507,500	3.26 years	2.45

	1,521,500	3.29 years	$1.59
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
          In 2006, seventeen associates were granted a total of 225,000 shares of restricted stock pursuant to the Associate Plan. In 2005, one employee was granted 50,000 shares under the plan. The total dollar value of the 2006 and 2005 awards was $708,750 and $78,750, respectively, and was initially recorded as deferred equity compensation. The value of the awards is amortized over the vesting period of the awards and charged to compensation expense. There were no restricted stock grants to employees in 2007.
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
          In 2007, 17,341 shares each were granted to nine directors, one of whom forfeited said grant upon his retirement from the board of directors in June 2007, and 14,516 shares were granted to one director for a total of 153,244 shares net of forfeits. In 2006, nine directors were each granted 15,000 shares of restricted stock pursuant to the Director Plan, for a total of 135,000 shares. In 2005, seven directors were each granted 20,848 shares pursuant to the Director Plan, and two directors were each granted 11,278 shares for a total of 168,492 shares. The total dollar value of the 2007, 2006, and 2005 awards were $262,500, $270,000, and $240,000, respectively, and were initially recorded as deferred equity compensation. The value of the awards is amortized over the vesting period of the awards and charged to director compensation expense.
Note 9: Leases
          In July 2006, AERT entered into a lease contract whereby it has agreed to lease up to $3 million of equipment for seven years. Lease payments will begin in the second quarter of 2008. Until that time, the Company made interim interest payments on the amount of equipment subject to the lease that had been purchased by the leasing company, which totaled approximately $2.8 million at December 31, 2007.
          At December 31, 2007, the Company was obligated under various operating leases covering certain buildings and equipment. Rent expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was $4,306,006, $3,688,178, and $3,381,404, respectively. These amounts for rent expense are considerably higher than the future minimum lease payments each year shown in the table below due to many of our operating equipment leases having a duration of less than one year.
          During 2007, the Company also leased certain ERP software, computer equipment, and production equipment under four individual, non-cancelable capital leases. One of the production equipment leases expired in 2007. The remaining leases have various terms but all include a bargain purchase option upon expiration, with the production equipment lease expiring first, in 2008, the computer equipment lease in 2010, and finally the software lease in 2012. Lease payments for capital lease obligations in 2007 totaled approximately $133,000, with the software and computer leases not beginning until December.

Future minimum lease payments required under operating and capital leases as of December 31, 2007, are as follows:

	Capital	Operating
Year	Leases	Leases
2008	$285,610	$2,873,535
2009	261,330	2,366,448
2010	256,161	2,011,795
2011	199,303	1,926,455
2012	182,695	1,396,834
Thereafter	—	1,762,189

Total minimum payments required	1,185,099	$12,337,255

Less amount representing interest	163,954

Present value of future minimum lease payments	1,021,145
Less current obligations under capital leases	224,840

Long-term obligations under capital leases	$796,305

Note 10: Income Taxes
          The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
          The Company’s income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$—	$14,639	$80,000
State	$—	—	105,200

	$—	14,639	185,200

Deferred:
Federal	$(2,824,724)	(645,696)	(4,823,917)
State	$(569,761)	(204,880)	189,035

	(3,394,485)	(850,576)	(4,634,882)

Net income tax benefit	(3,394,485)	$(835,937)	$(4,449,682)

          The income tax benefits for 2007, 2006, and 2005 differ from the amounts computed by applying the US federal statutory rate of 34% to income taxes as a result of the following:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$(4,389,959)	(34.0)	$329,319	34.0	$1,138,321	34.0
Net operating loss carryforwards	—	—	(25,664)	(2.6)	(1,024,489)	(30.6)
State income taxes	(570,834)	(4.4)	—	0.0	105,200	3.1
Dividends on preferred stock	423,672	3.3	—	0.0	276,000	8.2
Change in valuation allowance	1,486,354	11.5	—	0.0	(4,634,882)	(138.4)
Update estimate for prior year deferred taxes	—)	0.0	(796,907)	(82.3)	—	0.0
Stock option exercises	(251,184)	(1.9)	(349,561)	(36.1)	—	0.0
Other	(92,534)	(0.7)	6,876	0.7	(309,832)	(9.3)

	$(3,394,485)	(26.3)	$(835,937)	(86.3)	$(4,449,682)	(133.0)

          The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

	2007		2006		2005
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Deferred tax assets-
Net operating loss carryforwards	$146,702	$11,476,946	$1,394,000	$6,068,918	$2,036,962	$5,193,366
Alternative minimum tax credit carryforward	—	75,838	—	70,308	—	64,000
Allowance for sales returns	455,700	—	147,408	—	—	—
Accrued expenses	12,434	239,201	22,145	239,933	—	—
Deferred compensation	150,553	—	—	—	—	—
Charitable contribution	47,966	—	—	—	—	—
Inventory overhead capitalization	107,299	—	—	—	—	—
Valuation allowance	(570,809)	(915,545)	—	—	—	—

Total deferred tax assets	349,845	10,876,440	1,563,553	6,379,159	2,036,962	5,257,366

Deferred tax liability-
Depreciation	—	2,025,028	—	2,085,247	—	2,659,446
Prepaid expenses	349,845	—	400,536	—	—	—

Total deferred tax liabilities	349,845	2,025,028	400,536	2,085,247	—	2,659,446

Net deferred tax	$—	$8,851,412	$1,163,017	$4,293,912	$2,036,962	$2,597,920

          As of December 31, 2007, the Company had net operating loss carryforwards of approximately $32.6 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2008 through 2027. The Company evaluated the need for a valuation allowance as of December 31, 2007 and 2006, and 2005, and in 2006 and 2005 determined it was more likely than not that it would generate enough taxable income to fully utilize the net operating loss carryforwards prior to their expiration. In eliminating the valuation allowance in 2005, the Company recorded a deferred tax asset of $7.3 million for its net operating loss carryforwards, reduced by a deferred tax liability of approximately $2.7 million for the difference between its net property, plant and equipment for income tax purposes and financial reporting purposes. The current portion of the net operating loss carryforward in 2006 and 2005 represents the portion that we expected to utilize in the subsequent year. The net impact of eliminating the valuation allowance is reflected as an income tax benefit on the statement of operations for the year ended December 31, 2005.
     The Company determined that it is more likely than not that it will not generate enough taxable income to fully utilize its net operating loss carryforwards expiring in 2008 and 2009, and, as a result, recorded a valuation allowance of $1,486,354 as of December 31, 2007 to reduce its deferred tax asset to the amount that is more likely than not to be realized. The Company determined that it is more likely than not that it will fully utilize the net operating loss carryforwards that expire subsequent to 2009. In evaluating the need for and amount of a valuation allowance, the Company considered the following criteria to have the most significant impact on its determination:

•	Future reversals of existing taxable temporary differences

•	Recent historical utilization of net operating loss carryforwards

•	The timing and extent of expected net margin increase from recently implemented and planned changes to operations and projected sales growth

•	Current and expected future economic conditions
Note 11: Extraordinary Item
          On March 28, 2003, the Company had an accidental fire at its Junction, Texas plant, which damaged or destroyed much of its equipment. The Company received $700,000 in a settlement from one of its insurance companies related to this fire in August 2007 (see Note 12: Commitments and Contingencies).
Note 12: Commitments and Contingencies
Legal Proceedings
Lloyd’s of London
          On July 31, 2007, the Company and certain underwriters at Lloyd’s, London agreed to the terms of a settlement resolving litigation that arose in early 2005 concerning losses related to a fire in 2003. Under the settlement, Lloyd’s, London paid the Company $700,000 in August 2007, and the parties provided mutual releases to one another.

Advanced Control Solutions
          On February 7, 2008, the Arkansas Supreme Court rejected our appeal in the Advanced Control Solutions (ACS) case, and affirmed the judgment of the circuit court, where a jury in March 2006 found us liable for interfering with a non-compete agreement, causing ACS to lose future business opportunities and for missing equipment. The Arkansas Supreme Court also denied ACS’s appeal of the $45,562 plus attorney’s fees awarded to us in March 2006 on our counterclaim against ACS for breach of contract. We do not intend to appeal the case further.
          Our liability for the original judgment in the amount of $655,769 was recorded in 2005. The judgment will be paid from funds we set aside in a restricted certificate of deposit in 2006.
Class Action Lawsuits
          On February 26, 2008, plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew. (Pelletz v. Weyerhaeuser Company, Advanced Environmental Recycling Technologies, Inc. and Lowe’s Companies, Inc. pending in US District Court, Western District of Washington at Seattle.) The plaintiffs filing suit on behalf of the purported class, have sued AERT, Weyerhaeuser Company, and Lowe’s Companies, Inc., asserting causes of action for violation of the Washington Consumer Protection Act, unfair competition or unfair and deceptive trade practices in various states, breach of implied warranty of merchantability, breach of express warranty, and violation of the Magnuson-Moss Warranty Act. By agreement, the deadline for AERT to answer or otherwise respond to plaintiffs’ complaint is April 18, 2008. Weyerhaeuser has requested a defense and indemnification from AERT. AERT denies the allegations in this lawsuit and intends to vigorously defend itself.
          On March 10, 2008, additional plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew. (Joseph Jamruk et al vs. Advanced Environmental Recycling Technologies, Inc. and Weyerhaeuser Company in U.S. District Court, Western District of Washington.) Plaintiffs filing suit on behalf of the purported class have sued AERT and Weyerhaeuser Company, asserting causes of action for misrepresentation, violation of the Washington Consumer Protection Act, unjust enrichment, and breach of express warranty. By agreement, the deadline for AERT to answer or otherwise respond to plaintiffs’ complaint is April 18, 2008. Weyerhaeuser has requested a defense and indemnification from AERT. AERT denies the allegations in this lawsuit and intends to vigorously defend itself.
Energy Unlimited, Inc. vs. AERT, Inc.
          This case originally started as a suit on account by Energy Unlimited Inc against AERT to collect the balance it asserts to be owed on work performed on the Springdale South facility material handling and drying systems. The claim was in the original amount of $196,868.60. AERT contends that the design and installation by Energy Unlimited Inc. was faulty resulting in a series of explosions and the subsequent need to undertake refabrication of the material handling and drying system. AERT has filed a counter claim for its out of pocket loss relating to an explosion occurring on April 2, 2007 and for the cost to fix and complete the material handling and drying systems properly in the amount of $1.2 million. This matter is in the early phase of discovery. AERT intends to vigorously defend the initial claim and pursue its counter claim based on the faulty design, improper installation, and serious safety defects of the material handling and drying systems by Energy Unlimited, Inc.
Other Matters
          AERT may be involved from time to time in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.
Construction Agreement
     The Company has entered into an agreement with a construction contractor to construct part of its Watts plastic recycling plant. The contractor will manage the grading, drainage, on-site road construction, and building pad construction, and will have an opportunity to propose designs for buildings and certain infrastructure needed to support operations on the site. The agreement does not contain a minimum purchase amount for the work to be performed by the contractor.
Marketing Agreement
     The Company has entered into an exclusive sales and marketing agreement in the amount of $2 million with Nicholson-Kovac, an integrated marketing communications agency, to support its MoistureShield decking products. The agreement includes a national trade and consumer media schedule, national advertising, revamped website, online lead generation tool for builders, national public relations campaign and market research. At December 31, 2007, approximately $1.8 million was remaining under this commitment.
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

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

3.1	Certificate of Incorporation, including Certificate of Amendment filed on June 12, 1989 (a), and Certificate of Amendment filed on August 22, 1989 (b), and Certificate of Amendment filed on December 29, 1999
3.2	Certificate of Designation of Class B common stock. (a)
3.3	Bylaws of Registrant. (a)
3.4	Form of Class A common stock Certificate. (c)
3.5	Certificate of Designation of Series D Preferred Stock filed October 29, 2007 (i)
4.2.1	Form of Class B common stock Certificate. (a)
10.1	Form of Right of Refusal Agreement among Class B common stockholders. (a)
10.2	Amended and Restated Stock Option Plan. (d)

Exhibit
No.	Description of Exhibit

10.3	Non-Employee Director Stock Option Plan. (d)
10.4	Chairman Stock Option Plan. (d)
10.5	2005 Key Associate and Management Equity Incentive Plan (l)
10.6	2005 Non-Employee Director Equity Incentive Plan (l)
10.7	Indenture of Trust between City of Springdale and Regions Bank, Trustee, as of October 1, 2003. (n)
10.8	Mortgage and Loan Agreement between City of Springdale and Company, as of October 1, 2003.(n)
10.9	Assignment of Mortgage and Loan Agreement between City of Springdale and Regions Bank. (n)
10.10	Note Purchase Agreement between Company and Allstate Insurance Company dated October 9, 2003. (n)
10.11	Promissory Note made by Company dated October 9, 2003. (n)
10.12	Wood-Plastic Composite Decking Agreement between AERT and Weyerhaeuser Company, et al. effective October 12, 2004.* (Redacted in accordance with confidential treatment request, as filed October 15, 2005) (q)
10.13	Loan Agreement. (r)
10.14	Promissory Note. (r)
10.15	Loan Agreement. (s)
10.16	Promissory Note. (s)
10.17	Series D Convertible Preferred Stock Purchase Agreement dated October 29, 2007 (i)
10.17	Form of Warrants to Purchase Common Stock issued October 29, 2007 (i)
10.17	Registration Rights Agreement (i)
10.18	Loan Agreement dated December 19, 2007 related to Series 2007 8% Bonds. (j)
10.18	Indenture of Trust dated December 19, 2007 related to Series 2007 8% bonds. (j)
10.19	Indenture of Trust between City of Springdale, Arkansas, and Bank of Oklahoma, N.A., Trustee, relating to the issuance of $10,610,000 City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project) Series 2008; dated as of February 1, 2008. (k)
10.19	Loan Agreement between City of Springdale, Arkansas, and Advanced Environmental Recycling Technologies, Inc., related to $10,610,000 City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project) Series 2008; dated as of February 1, 2008. (k)
23.1	Consent of Independent Registered Public Accounting Firm. ***
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman, chief executive officer and president.***
31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer.***
32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman, chief executive officer and president.***
32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer.***

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of this agreement. The confidential portions were filed separately with the Commission.

The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.

***	Filed herewith.

(a)	Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August

24, 1989.

(c)	Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Filed with Form 10-K for December 31, 1994.

(e)	Filed with Form 10-Q for September 30, 2003.

(f)	Filed with Form 10-Q/A for September 30, 2004.

(g)	Filed with Form 10-Q for September 30, 2005.

(h)	Filed with Form 10-Q for September 30, 2006.

(i)	Contained in exhibits to Form 8-K filed November 1, 2007.

(j)	Contained in exhibits to Form 8-K filed December 21, 2007.

(k)	Contained in exhibits to Form 8-K filed February 29, 2008.

(l)	Contained in exhibits to DEFR14A filed July 11, 2005.