Form 10-K/A
period 2007-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2008-04-30
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Contractual Obligations
          The following table represents our contractual obligations outstanding as of December 31, 2007:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt and capital lease obligations	$36,311,249	$9,806,985	$5,470,339	$3,963,925	$17,070,000
Estimated interest payments on long-term debt and capital lease obligations	21,207,936	2,831,448	3,983,630	3,505,659	10,887,200
Operating leases	12,337,256	2,873,535	4,378,243	3,323,289	1,762,189

Total	$69,856,441	$15,511,968	$13,832,212	$10,792,873	$29,719,389

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
Compliance with Section 16(a) of the Exchange Act
          Section 16(a) of the Securities Exchange Act of 1934 requires AERT’s executive officers and directors, and persons who own more than ten-percent of a registered class of the Company’s securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all forms filed pursuant to Section 16(a). Based on a review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 4 or Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 2007; all Section 16(a) filing requirements were met, except as follows: Each of the directors, with the exception of Joe Brooks, Peter Lau and Stephen Brooks, failed to file one Form 4 for one transaction related to the issuance of common stock upon the vesting of restricted stock awards. Peter Lau, director, failed to file a Form 3 upon being appointed a director of AERT. The Company was authorized and given the responsibility by its directors and officers to file for each of them the necessary Form 3 and Form 4 reports with the SEC, and the Company was at fault for the late filings listed above. The Company is coordinating with the appropriate directors to file the necessary reports on Form 5.

Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

     Our executive compensation program is designed to achieve our goal of attracting, developing and retaining business leaders who can drive financial and strategic growth objectives that are intended to maximize long-term shareholder value. Compensation levels are set to reflect competitive market practices, as well as company and individual performance. The Compensation Committee of the Board of Directors (the “Committee”) has established the following guiding principles for our executive compensation programs:
•	Competitiveness — All components of compensation should be set competitively as compared against appropriate peer companies so that we can continue to attract, retain and motivate high performing executive talent.
•	Pay for Performance — All components of compensation should be tied to the performance of the individual executive officer, his or her specific business unit or function, and AERT overall.
•	Accountability for Short- and Long-Term Performance — Annual performance bonuses and long-term incentives should reward an appropriate balance of short-and long-term financial and strategic business results, with an emphasis on managing the business for the long-term.
•	Alignment to Shareholders’ Interests — Long-term incentives should align decision making with the interests of our shareholders.
Compensation Philosophy and Objectives

     Our executive compensation program is designed to:
•	Attract, motivate and retain executive officers who can make significant contributions to our long-term success;
•	Align the interests of executive officers with those of shareholders; and
•	Place a significant portion of an executive officer’s total compensation at risk by tying it to our financial performance.

Role of Executive Officers in Compensation Decisions

     To assist them in making compensation decisions, the Committee reviews compensation tally sheets, prepared by management, which present comprehensive data on the total compensation and benefits package for each of our executive officers. These tally sheets include all obligations for present and projected future compensation, as well as analyses for hypothetical terminations and retirements to consider our obligations under such circumstances. Additionally, the Committee partially relies on recommendations by the CEO regarding compensation of the other executive officers and key management employees.

Setting Executive Compensation

     The Committee strives to establish and periodically review AERT’s compensation philosophy and the adequacy of compensation plans and programs for directors, executive officers and other AERT employees and make recommendations to the Board of Directors regarding:

•	Compensation arrangements and incentive goals for executive officers and to administer compensation plans and make recommendations to the Board of Directors with respect thereto;
•	The performance of the executive officers and award incentive compensation and adjust compensation arrangements as appropriate based upon performance;
•	Management development and succession plans and activities; and
•	The report on executive compensation for inclusion in AERT’s annual proxy statement in accordance with Securities Exchange Commission rules and regulations.
     The primary components of our executive compensation programs are: base salary, discretionary awards, and long-term incentive awards.

Base Salary

     Base salaries are generally targeted at the middle of the competitive marketplace (the “median”).

     The “market rate” for an executive position is determined through an assessment by our human resources personnel under the guidance and supervision of the Committee. This assessment considers relevant industry salary practices, the position’s complexity, and level of responsibility, its importance to AERT in relation to other executive positions, and the competitiveness of an executive’s total compensation.
     Subject to the Committee’s approval, the level of an executive officer’s base pay is determined on the basis of:
•	Relevant comparative compensation data; and
•	The Chief Executive Officer’s assessment (except with respect to himself) of the executive’s performance, experience, demonstrated leadership, job knowledge and management skills.

Discretionary Awards

     The Committee may, at its discretion, authorize periodic cash awards to executives. Discretionary awards are designed to give the Committee the flexibility to provide incentives that are comparable to those found in the marketplace in which we compete for executive talent. In determining the extent and nature of discretionary awards, the Committee considers our cash flow, net income, progress toward short-term and long-term business objectives, and other competitive compensation programs.

     When considering discretionary awards, the Committee identifies the employees who are eligible to participate and computes and certifies the size of the discretionary pool based on financial information supplied by our executive officers. The award made to each eligible participant is based on the opportunity level assigned to the participant and an assessment of his or her performance and the performance of their business unit versus corporate objectives.

Long-Term Incentive Awards

     Long term executive incentives are designed to promote the interests of AERT and its shareholders by attracting and retaining eligible directors, executives and other key employees.

     The Committee has the authority to determine the participants to whom awards shall be granted. The awards under our prior plans could be made in the form of stock options, restricted stock units, performance awards and other stock-based awards. Consistent with the views of the Board of Directors and the Committee that the interests of employees and directors are more likely to be aligned with stockholders to the extent that such employees and directors are stockholders of AERT, we have determined for the foreseeable future to provide incentive equity compensation in the form of restricted stock awards rather than options or other forms of equity compensation. The 2005 Key Associate and Management Equity Inventive Plan and the 2005 Non-Employee Director Equity Incentive Plan reflect this shift in compensation policy.

     The Committee has reviewed and approved a compensation plan for our management and executives that is designed to reward focus on increasing throughputs, reducing costs, and increasing efficiencies. The 2005 Key Associate and Management Equity Incentive Plan, which is administered by the Committee, gives us flexibility to provide incentives that are comparable to those found in the marketplace in which we compete for management and associate talent. In determining the extent and nature of awards, the Committee considers our cash flow, net income, progress toward short-term and long-term business objectives, and other competitive compensation programs.

2007 Executive Compensation Components

     For the fiscal year ended December 31, 2007, compensation decisions focused on the key elements of the total direct compensation program for executive officers, which included base pay, discretionary incentive awards, and long-term incentives. Elements reviewed as part of the long-term incentives to executive officers included type and level of award distribution.

Chief Executive Officer Compensation

     In determining CEO and other named executive officer compensation, the Committee considered:
•	AERT’s financial performance and peer group compensation data; and

•	In the case of all executive officers, leadership, decision-making skills, experience and knowledge; and in addition, for the CEO, communication with the Board of Directors and strategic recommendations, as well as AERT’s positioning for future performance.
       The Committee considered many factors and did not place any particular relative weight on one over another, but our financial performance is generally given the most weight.

     The Committee’s recommendations regarding CEO compensation and other related matters are reported to and approved by the Board of Directors. In the case of other named executive officers, the CEO makes recommendations regarding compensation to the Committee, and the Committee formulates its recommendations and brings them to the Board of Directors for approval.

     For fiscal year ended December 31, 2007, the Committee did not grant any discretionary or long-term incentive awards, including to the CEO.

Tax and Accounting Implications

Deductibility of Compensation

     Under Section 162(m) of the Internal Revenue Code, AERT may not deduct compensation in excess of $1,000,000 paid to AERT’s Chief Executive Officer or to any of the other named executive officers unless the compensation meets specific criteria for performance-based compensation. Awards under our short-term incentive compensation plan do not meet the criteria of being performance-based awards under Section 162(m) of the Internal Revenue Code of 1986, as amended, and, therefore, would not qualify as a deduction to the extent in excess of Section 162(m) limits. Certain awards under our long-term incentive plan, such as stock options or restricted stock awards, could satisfy the criteria of being performance based under Section 162(m) and therefore qualify as deductible under the Internal Revenue Code of 1986, as amended. Our historical levels of compensation have not been subject to Section 162(m) of the Internal Revenue Code of 1986. The Committee reserves the right to approve non-deductible compensation if the Committee believes it is in the best interests of AERT and our shareholders.
EXECUTIVE OFFICER COMPENSATION
     The following table sets forth the aggregate compensation we paid during the three years ended December 31, 2007, to the chief executive officer, to the chief financial officer and to each of our next three most highly compensated executive officers whose total compensation in 2007 exceeded $100,000.
Summary Compensation Table

							Change in
							Pension Value
							and
						Non Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation*	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Joe G. Brooks	2007	190,000	—	—	—	—	—	16,275	206,275
Chairman, Chief Executive	2006	190,000	60,000	—	—	—	—	13,162	263,162
Officer and President	2005	165,625	170,000	—	—	—	—	12,786	348,411

Robert A. Thayer	2007	140,000	—	—	—	—	—	16,660	156,660
Senior Vice President and	2006	140,000	30,000	—	—	—	—	18,065	188,065
Chief Financial Officer	2005	132,500	85,000	—	—	—	—	—	217,500

Stephen W. Brooks	2007	110,000	—	—	—	—	—	2,438	112,438
Vice Chairman and Chief	2006	110,000	40,000	—	—	—	—	—	150,963
Operating Officer	2005	76,423	75,000	—	—	—	—	—	151,423

Jim Precht	2007	130,000	—	—	—	—	—	17,800	147,800
Senior Vice President —	2006	130,000	20,000	—	—	—	—	17,885	167,885
Sales and Marketing	2005	122,500	70,000	—	—	—	—	18,697	211,197

J. Douglas Brooks	2007	115,000	—	—	—	—	—	1,740	116,740
Senior vice President	2006	111,558	15,000	—	—	—	—	—	128,324
	2005	102,500	15,000	—	—	—	—	—	117,500
* The 2007 amounts for Joe G. Brooks, Robert A. Thayer and Jim Precht include a company provided vehicle and a non-accountable expense allowance of $12,000. Additionally, the amount for Mr. Thayer includes an amount for company provided housing. The 2007 amounts for Stephen W. Brooks and J. Douglas Brooks represent the value of a company provided vehicle.
Outstanding Equity Awards at 2007 Calendar Year End

	Option Awards					Stock Awards
Equity
								Incentive Plan	Equity Incentive
			Equity Incentive					Awards:	Plan Awards:
			Plan Awards:				Market	Number of	Market or
	Number of	Number of	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Underlying	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Other Rights
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	That Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Robert A. Thayer	190,000	—	—	1.11	10/14/08	—	—	—	—
Jim Precht	100,000	—	—	1.25	2/1/11	—	—	—	—
	100,000	—	—	1.75	2/1/11	—	—	—	—
	100,000	—	—	2.25	2/1/11	—	—	—	—
	100,000	—	—	2.75	2/1/11	—	—	—	—
Option Exercises and Stock Vested in 2007

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired On Exercise	on Exercise	Acquired On Vesting	on Vesting
Name	(#)	($)	(#)	($)
Joe G. Brooks(1)	246,667	213,425	—	—
Stephen W. Brooks(2)	500,000	516,250	—	—
J. Douglas Brooks(3)	100,000	88,750	—	—

(1)	Joe G. Brooks exercised 46,667 options on May 30, 2007 at an exercise price of $0.46875 when the market price was $1.41. He exercised 200,000 options on May 30, 2007 at an exercise price of $0.5625 when the market price was $1.41.

(2)	Stephen W. Brooks exercised 500,000 options on April 5, 2007 (150,000 at an exercise price of $0.375, 100,000 at an exercise price of $0.46875, and 250,000 at an exercise price of $0.5625) when the market price was $1.52.

(3)	J. Douglas Brooks exercised 100,000 options on March 23, 2007 at an exercise price of $0.5625 when the market price was $1.45.

Compensation Committee Interlocks and Insider Participation
     The board of directors, as a whole, reviews, and acts upon personnel policies and executive compensation matters, based upon recommendations of the compensation committee. Joe G. Brooks and Stephen W. Brooks serve as executive officers of AERT; however, such individuals do not participate in compensation decisions or in forming compensation policies in which they have a personal interest or in any deliberations of the board of directors concerning such matters, nor do they vote on any such matters, although Messrs Joe G. and Stephen W. Brooks did participate in compensation deliberations and decisions with respect to other executive officers.
Limited Liability of Officers and Directors
     The Delaware Supreme Court has held that a directors’ duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware general corporation law permits a corporation through its certificate of incorporation to exonerate its directors from personal liability to the corporation or its stockholders for monetary damages for breach of the fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the directors’ duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends and transactions from which the directors derived an improper personal benefit. Our certificate of incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder’s right to seek non-monetary, equitable remedies such as injunction or rescission to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations and there may be instances in which no effective remedy is available.
DIRECTOR COMPENSATION
     Directors who are also employees of AERT are not entitled to any additional compensation by virtue of service as a director, except for reimbursement of any specific expenses attributable to such service. In 2007, non-employee directors received annual compensation for board service of $15,000 in cash plus annual restricted stock awards of shares with a market value of $30,000 measured on an average closing sale price basis over a 50-business day period preceding the award. Newly elected directors are initially granted restricted stock equal to a prorated portion of the yearly award based on their period of service in their initial fiscal year as a director. Such restricted stock awards vest over a three-year period, with 20% of a particular award vesting on the first anniversary thereof, an additional 30% of such award (50% cumulatively) vesting on the second anniversary of the award, and the 50% balance of the award vesting on the third anniversary of the award. In addition, non-employee board committee members received annual cash compensation as follows: audit committee: $8,000 (chairperson) and $3,000 (other members); compensation committee: $5,000 (chairperson) and $3,000 (other members); and nominating committee: $4,000 (chairperson) and $2,000 (other members). Directors are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings.
Director Compensation in 2007

					Change in
	Fees				Pension Value
	Earned or			Non-Equity	And Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards[1]	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Marjorie S. Brooks	15,000	26,500	—	—	—	—	41,500
Jerry B. Burkett	21,000	26,500	—	—	—	—	47,500
Edward P. Carda	25,500	19,500	—	—	—	—	45,000
Melinda Davis	22,500	26,500	—	—	—	—	49,000
Tim W. Kizer	18,000	19,500	—	—	—	—	37,500
Samuel L. Milbank	5,000	4,000	—	—	—	—	9,000
Sal Miwa	21,000	26,500	—	—	—	—	47,500
Peter S. Lau	11,750	3,000	—	—	—	—	14,750
Jim Robason	15,000	26,500	—	—	—	83,000 (2)	124,500
Michael M. Tull	15,000	26,500	—	—	—	697,540 (3)	739,040

(1)	The grant date fair value of non-employee director restricted stock awards in 2007 was $26,532 for each director listed in the above table.

(2)	The amount for Mr. Robason consists of consulting fees for construction management and operational consulting services.

(3)	The amount for Mr. Tull consists of commissions paid to a company owned by Mr. Tull for services as an outside sales representative.

(4)	At December 31, 2007, the aggregate number of options outstanding for each director was as follows: Marjorie S. Brooks — 150,000; Jerry B. Burkett — 150,000; Melinda Davis — 75,000; Samuel L. Milbank — 75,000; Sal Miwa — 150,000; Peter S. Lau — 25,000; Jim Robason — 25,000; Michael Tull — 100,000.

(5)	At December 31, 2007, the aggregate number of stock grants outstanding for each director was as follows: Marjorie S. Brooks — 39,765; Jerry B. Burkett — 39,765; Edward P. Carda — 38,363; Melinda Davis — 39,765; Tim W. Kizer — 38,363; Sal Miwa — 39,765; Peter S. Lau — 14,516; Jim Robason — 39,765; Michael Tull — 39,765.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth, as of April 24,2008, certain information with regard to the beneficial ownership of our capital stock by each holder of 5% or more of the outstanding stock, by each named executive officer and director of AERT, and by all officers and directors as a group:

Title of		Amount and Nature of		Percent
Class (1)	Name of Beneficial Owner	Beneficial Ownership (2)(17)		of Class
Class A	Marjorie S. Brooks	9,569,676	(3)	20.6%
Class B		837,588	(4)	57.2%
Class A	Joe G. Brooks	1,782,668	(5)	3.8%
Class B		284,396		19.4%
Class A	J. Douglas Brooks	894,065	(6)	1.9%
Class B		131,051		8.9%
Class A	Jerry B. Burkett	296,816	(7)	*
Class B		33,311		2.3%
Class A	Stephen W. Brooks	1,707,008	(8)	3.7%
Class B		89,311		6.1%
Class A	Sal Miwa	168,392	(9)	*
Class A	Jim Robason	156,310	(10)	*
Class A	Melinda Davis	192,495	(11)	*
Class A	Michael M. Tull	864,330	(12)	1.9%
Class A	Peter S. Lau	55,853	(13)	*
Class A	Tim W. Kizer	22,246	(14)	*
Class A	Edward P. Carda	22,246	(14)	*
Class A	Robert Thayer	205,000	(15)	*
Class A	Jim Precht	407,700	(16)	*

Class A	Officers and directors	16,372,805		34.4%
Class B	as a group (fifteen persons)	1,375,657		93.9%
(1)	The Class B common stock is substantially identical to the Class A common stock, except that each share of Class B common stock has five votes per share and each share of Class A common stock has one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock.
(2)	Beneficial ownership of shares was determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and included shares underlying outstanding warrants and options which the named individual had the right to acquire within sixty days (June 23, 2008) of April 24, 2008.
(3)	Includes 8,279,827 shares owned directly, 1,121,457 in trusts or corporations controlled by Mrs. Brooks, 150,000 shares issuable upon exercise of stock options, and 18,392 shares to be issued pursuant to restricted stock awards.
(4)	Includes 403,946 shares owned directly by Mrs. Brooks and 433,642 shares owned by two corporations controlled by Mrs. Brooks. (Razorback Farms, Inc. is the record owner of 312,320 shares and Southern Mineral and Fibers, Inc. is the record owner of 121,322 shares, representing approximately 21.3% and 8.3%, respectively, of the Class B common stock). Excludes additional shares owned by adult children of Mrs. Brooks, including Joe G. Brooks, Stephen W. Brooks and J. Douglas Brooks, as to which she disclaims a beneficial interest.
(5)	Includes 1,739,963 shares owned directly, 4,500 shares owned as custodian for Joe G. Brooks’ minor child, and 38,205 shares owned as custodian for Brooks’ Children’s Trust.
     (6) Includes 809,324 shares owned directly and 84,741 shares owned indirectly.
(7)	Includes 116,424 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett, 150,000 shares issuable upon exercise of stock options, and 18,392 shares to be issued pursuant to restricted stock awards.

(5)	Includes 1,739,963 shares owned directly, 4,500 shares owned as custodian for Joe G. Brooks’ minor child, and 38,205 shares owned as custodian for Brooks’ Children’s Trust.
(6)    Includes 809,324 shares owned directly and 84,741 shares owned indirectly.
(7)	Includes 116,424 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett, 150,000 shares issuable upon exercise of stock options, and 18,392 shares to be issued pursuant to restricted stock awards.
(8)    Includes shares owned directly.
(9)	Includes 150,000 shares issuable upon exercise of stock options and 18,392 shares to be issued pursuant to restricted stock awards.
(10)	Includes 112,918 shares owned directly, 25,000 shares issuable upon exercise of stock options, and 18,392 shares to be issued pursuant to restricted stock awards.
(11)	Represents 32,436 shares owned directly, 66,667 shares in a trust controlled by Ms. Davis, 75,000 shares issuable upon exercise of stock options, and 18,392 shares to be issued pursuant to restricted stock awards.
(12)	Includes 745,938 shares owned directly, 100,000 shares issuable upon exercise of stock options, and 18,392 shares to be issued pursuant to restricted stock awards.
(13)	Includes 2,500 shares owned directly, 25,450 shares owned indirectly through corporations, 25,000 shares issuable upon exercise of stock options, and 2,903 shares to be issued pursuant to restricted stock awards.
(14)	Includes 5,256 shares owned directly and 16,990 shares to be issued pursuant to restricted stock awards.
(15)	Includes 15,000 shares owned directly and 190,000 shares issuable upon exercise of stock options.
(16)	Includes 7,700 shares owned directly and 400,000 shares issuable upon exercise of stock options.
(17)	Class A common stock beneficial ownership was calculated by dividing the beneficial ownership of each individual by the sum of: (i) the total shares of Class A common stock outstanding at April 24, 2008, and (ii) the total shares underlying outstanding warrants and options which the named individual had the right to acquire within 60 days (June 23, 2008) of April 24, 2008. Class B common stock beneficial ownership is calculated based on 1,465,530 shares outstanding on April 24, 2008.
Equity Compensation Plan Information

     The following table provides information as of December 31, 2007, regarding shares outstanding and available for issuance under our existing stock option plans.

Number of Securities
	to be Issued	Weighted Average
	Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders	1,521,500	$1.59	—
Equity compensation plans not approved by security holders	—	—	—

Total	1,521,500	$1.59	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Lease
               In December 2007, we entered into a 20-year lease for an existing 16 building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for construction of a waste plastic washing, recycling, and reclamation facility. The property is being leased from a corporation controlled by Marjorie S. Brooks, one of our directors and our largest shareholder, with payments of .0075 cents per pound of plastic recycled, commencing on January 1, 2009 on a pounds of production, or net throughput of recycled plastic produced, basis with a minimum rent of $1,000 per month. The throughput or production rent is due quarterly and is capped throughout the term of the lease not to exceed $450,000 per year.
               Beginning in 2011, from January 1 to March 1, for a 60-day period and every three years thereafter, we shall have the right to purchase at fair market value the site and any of the 891 acres of adjoining property required for the operation of its facility.
Commissions
               We employ the services of a related party, Tull Sales, Inc., as an outside sales representative. Tull Sales is owned by Michael M. Tull, one of our directors. We incurred commission costs in 2007 for services performed by Tull Sales in the amount of $679,390.
Loan Guarantee Fees
     Ms. Brooks guarantees the payment of our $15 million line of credit and $4 million of our industrial development bonds. We recorded loan guarantee fees of $239,313 in 2007 to compensate Ms. Brooks for her guarantees.
In 2007, we received a loan in the amount of $750,000 from Brooks Investment Company (BIC), which is controlled by Ms. Brooks. The interest rate on loans outstanding to BIC during 2007 was 9.25%. During 2007, we made payments to BIC in the amount of $1,750,000 for the principal portion of loans and $32,124 for interest. There were no loans outstanding from BIC at December 31, 2007.
Debt
     In 2007, we received a loan in the amount of $750,000 from Brooks Investment Company (BIC), which is controlled by Ms. Brooks. The interest rate on loans outstanding to BIC during 2007 was 9.25%. During 2007, we made payments to BIC in the amount of $1,750,000 for the principal portion of loans and $32,124 for interest. There were no loans outstanding from BIC at December 31, 2007.
Raw Material Purchases
     During 2007, we purchased approximately $1,113,000 in plastic and wood fiber through BIC, and paid approximately $17,000 in interest related to those purchases.
Item 14. Principal Accounting Fees and Services.

Fees

     The information below sets forth the fees charged by Tullius Taylor Sartain & Sartain LLP during 2007 and 2006 for services provided to us in the following categories and amounts:

	2007		2006
Audit fees	$223,900		$215,000
Audit-related fees	10,000		10,000
Tax fees		12,300	12,300
All other fees	—		—

	$246,200		$237,300

     Audit fees include amounts charged for the audit of the financial statements and internal control over financial reporting as of and for the year ended December 31, 2007, along with audit fees for the review of the financial statements for the quarters ended March 31, 2007; June 30, 2007; and September 30, 2007; and fees for post-audit reviews for registration statement filings.

     Audit-related fees include the audit of the financial statements of the AERT 401(k) Plan as of and for the year ended December 31, 2006.

     Tax fees include preparation of federal and state tax returns, along with addressing certain tax issues.
Pre-Approval Policy

     All of TTS&S’s fees for 2007 and 2006 were pre-approved by the audit committee through a formal engagement letter with TTS&S. The audit committee’s policy is to pre-approve all services by AERT’s independent accountants.

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

Date: April 29, 2008
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

Signature	Title	Date

/s/ JOE G. BROOKS Joe G. Brooks	Chairman, Chief Executive Officer and President	April 29, 2008

/s/ STEPHEN W. BROOKS Stephen W. Brooks	Vice Chairman and Chief Operating Officer	April 29, 2008

/s/ MARJORIE S. BROOKS Marjorie S. Brooks	Secretary, Treasurer and Director	April 29, 2008

/s/ JERRY B. BURKETT Jerry B. Burkett	Director	April 29, 2008

/s/ EDWARD P. CARDA Edward P. Carda	Director	April 29, 2008

/s/ MELINDA DAVIS Melinda Davis	Director	April 29, 2008

Signature	Title	Date

/s/ TIM W. KIZER Tim W. Kizer	Director	April 29, 2008

/s/ SAL MIWA Sal Miwa	Director	April 29, 2008

/s/ JIM ROBASON Jim Robason	Director	April 29, 2008

/s/ MICHAEL M. TULL Michael M. Tull	Director	April 29, 2008

/s/ PETER S. LAU Peter S. Lau	Director	April 29, 2008

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