Form 10-Q
period 2008-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2008-05-12
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2008, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 46,314,250 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index
PART I — FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Balance Sheets, March 31, 2008 (unaudited) and December 31, 2007	1-2

Statements of Operations (unaudited)
Three Months Ended March 31, 2008 and 2007	3

Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2008 and 2007	4

Notes to Financial Statements	5-11

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	12-19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	22

Signatures	23

Index to Exhibits	24
Certification per Section 302 by Chairman, CEO and President
Certification per Section 302 by Chief Accounting Officer and Controller
Certification per Section 906 by Chairman, CEO and President
Certification per Section 906 by Chief Accounting Officer and Controller

Item 1. Financial Statements
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,424,424	$1,716,481
Restricted cash	11,189,820	11,461,950
Restricted certificate of deposit	—	871,468
Trade accounts receivable, net of allowance of $1,162,500 at March 31, 2008 and December 31, 2007	5,690,532	640,668
Other accounts receivable	304,317	63,453
Inventories	17,545,938	23,622,586
Prepaid expenses	290,438	892,462

Total current assets	36,445,469	39,269,068

Land, buildings and equipment:
Land	1,988,638	1,988,638
Buildings and leasehold improvements	10,008,257	10,008,257
Machinery and equipment	51,382,038	51,690,169
Transportation equipment	1,218,701	1,148,046
Office equipment	2,021,475	1,169,213
Construction in progress	3,893,088	4,218,303

Total land, buildings and equipment	70,512,197	70,222,626
Less accumulated depreciation	32,327,030	31,380,005

Net land, buildings and equipment	38,185,167	38,842,621

Other assets:
Deferred tax asset	9,610,515	8,851,412
Debt issuance costs, net of accumulated amortization of $1,127,797 at March 31, 2008 and $1,052,949 at December 31, 2007	3,370,677	3,042,645
Debt service reserve fund	2,412,500	3,391,500
Other assets, net of accumulated amortization of $428,453 at December 31, 2007 and $392,736 at December 31, 2006	352,736	361,557

Total other assets	15,746,428	15,647,114

Total assets	$90,377,064	$93,758,803

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$9,495,487	$9,274,134
Accounts payable — related parties	333,160	350,882
Current maturities of long-term debt	6,885,184	9,582,145
Current maturities of capital lease obligations	212,194	224,840
Accrued payroll expense	1,589,181	553,376
Litigation loss payable	—	655,769
Other accrued liabilities	3,471,669	3,712,700
Working capital line of credit	12,457,172	12,303,378
Notes payable	29,250	385,229

Total current liabilities	34,473,297	37,042,453

Long-term debt, less current maturities	25,990,027	25,707,959
Capital lease obligations, less current maturities	743,991	796,305

	26,734,018	26,504,264

Accrued dividends on convertible preferred stock	136,957	136,957

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 772,728 and 757,576 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	7,728	7,576
Class A common stock, $.01 par value; 75,000,000 shares authorized; 46,314,250 shares issued and outstanding at March 31, 2008 and December 31, 2007	463,143	463,143
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at March 31, 2008 and December 31, 2007	14,655	14,655
Warrants outstanding; 3,787,880 at March 31, 2008 and December 31, 2007	1,533,578	1,533,578
Additional paid-in capital	51,247,841	50,872,462
Accumulated deficit	(24,234,153)	(22,816,285)

Total stockholders’ equity	29,032,792	30,075,129

Total liabilities and stockholders’ equity	$90,377,064	$93,758,803

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Net sales	$29,363,348	$22,367,040
Cost of goods sold	23,513,589	19,528,588

Gross margin	5,849,759	2,838,452
Selling and administrative costs	6,089,056	3,940,869
Loss from fixed asset impairment	483,522	—

Operating loss	(722,819)	(1,102,417)
Other income (expense):
Interest income	88,822	48,750
Interest expense	(1,342,974)	(818,814)

Net other expense	(1,254,152)	(770,064)

Loss before accrued dividends on preferred stock and income taxes	(1,976,971)	(1,872,481)
Accrued dividends on preferred stock	(200,000)	—

Loss before income taxes	(2,176,971)	(1,872,481)
Income tax benefit	(759,103)	(700,822)

Net loss applicable to common stock	$(1,417,868)	$(1,171,659)

Loss per share of common stock (Basic)	$(0.03)	$(0.03)

Loss per share of common stock (Diluted)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding (Basic)	47,779,780	45,184,175

Weighted average number of common shares outstanding (Diluted)	47,779,780	45,184,175

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss applicable to common stock	$(1,417,868)	$(1,171,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,530,551	1,022,003
Dividends accrued on preferred stock	200,000	—
Deferred tax benefit	(759,103)	(700,822)
Loss from asset impairment	483,522	—
Decrease in other assets	873,145	5,752
(Increase) decrease in cash restricted for letter of credit and interest costs	179,375	(240,627)
Changes in current assets and current liabilities	1,520,580	884,981

Net cash provided by (used in) operating activities	2,610,202	(200,372)

Cash flows from investing activities:
Purchases of land, buildings and equipment	(889,098)	(653,667)

Cash flows from financing activities:
Net borrowings on line of credit	153,794	400,000
Proceeds from issuance of notes	—	750,000
Payments on notes	(2,835,831)	(1,568,205)
(Increase) decrease in cash restricted for payment of long-term debt	1,071,755	(228,016)
Debt acquisition costs	(402,879)	—
Proceeds from exercise of stock options and warrants, net	—	943,318

Net cash provided by (used in) financing activities	(2,013,161)	297,097

Decrease in cash and cash equivalents	(292,057)	(556,942)
Cash and cash equivalents, beginning of period	1,716,481	2,164,532

Cash and cash equivalents, end of period	$1,424,424	$1,607,590

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
Note 2: Description of the Company
     AERT develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, which have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our customers are primarily regional and national door and window manufacturers, Weyerhaeuser, our primary decking customer, and various building product distributors. Our composite building materials are marketed as a substitute for wood and plastic filler materials for standard door components, fascia board, and decking under the trade names LifeCycle®, Weyerhaeuser ChoiceDek®, Weyerhaeuser ChoiceDek® Premium, and MoistureShield® outdoor decking. We operate manufacturing and recycling facilities in Springdale and Lowell, Arkansas and a raw materials facility in Junction, Texas. We also operate a warehouse and reload complex in Lowell, Arkansas.
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
     Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the three months ended March 31:

	2008	2007
	(unaudited)	(unaudited)
Receivables	$(5,290,729)	$(1,229,791)
Inventories	6,076,648	(280,120)
Prepaid expenses and other	602,024	620,131
Accounts payable —
Trade and related parties	(6,369)	1,035,321
Accrued liabilities	139,006	739,440

	$1,520,580	$884,981

Cash paid for interest	$918,568	$416,304

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2008	2007
	(unaudited)	(unaudited)
Accounts / notes payable for equipment	$210,000	$271,452
Dividends on preferred stock paid in preferred stock	200,000	—
Note 4: Significant Accounting Policies
Revenue Recognition Policy
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates, and returns, which were $483,012 and $654,236 for the quarters ended March 31, 2008 and 2007, respectively.
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
Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)

Parts and supplies	$2,190,156	$2,423,766
Raw materials	8,169,378	7,182,551
Work in process	3,061,783	3,906,810
Finished goods	4,124,621	10,109,459

	$17,545,938	$23,622,586

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
Concentration Risk
     The Company’s revenues are derived principally from a number of regional and national door and window manufacturers, regional building materials dealers and Weyerhaeuser, the Company’s primary decking customer. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. Weyerhaeuser is the only customer from which the Company derived more than 10% of its revenue. Gross sales to Weyerhaeuser comprised approximately 78% of total sales for the first quarter of 2008.
Research and Development
     Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.
Stock-Based Compensation
     In 2005, the Company modified its employee/director equity compensation policies to generally provide restricted stock unit awards rather than stock options. The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Restricted stock unit awards are expensed as earned as a portion of compensation costs.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays until January 1, 2009 the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on its financial statements.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 did not have a material effect on its financial statements and related disclosures.
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
Note 5: Income Taxes
     The Company had no current income tax provision for the quarter ended March 31, 2008 due to its net loss for the quarter. The effective income tax rate for the quarter ended March 31, 2008 of 35% differs from the U.S. federal statutory rate of 34% due primarily to state income taxes and temporary and permanent differences between book and tax records. The effective income tax rate for the quarter ended March 31, 2007 was 37%.
     Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and penalties as operating expenses.
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
     In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for the quarters ended March 31, 2008 and 2007. Therefore, basic EPS and diluted EPS are computed in the same manner for those quarters.

Three Months Ended
	March 31, 2008	March 31, 2007
Net loss applicable to common stock (A)	$(1,417,868)	$(1,171,659)

Assumed exercise of stock options and warrants	—	—
Application of assumed proceeds toward repurchase of stock at average market price	—	—

Net additional shares issuable	—	—

Adjustment of shares outstanding:

	Three Months Ended
	March 31, 2008	March 31, 2007
Weighted average common shares outstanding	47,779,780	45,184,175
Net additional shares issuable	—	—

Adjusted shares outstanding (B)	47,779,780	45,184,175

Net income per common share — Diluted (A) divided by (B)	$(0.03)	$(0.03)

Antidilutive and/or non-exercisable options	1,521,500	2,695,936
Antidilutive and/or non-exercisable warrants	3,787,880	2,834,340
     The Company has additional options and warrants that were not included in the calculation of diluted EPS for the quarters ended March 31, 2008 and 2007, as indicated in the table above. Those options and warrants were antidilutive and/or not exercisable at March 31, 2008 and 2007. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.
Note 7: Debt
Line of Credit
     In September 2007, the Company renewed its $15.0 million bank line of credit. The line is a revolving credit facility maturing June 2008, secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points which was 6.25% at March 31, 2008. The maximum amount that may be drawn on the line at one time is the lesser of $15.0 million and the borrowing base, of which approximately $1.5 million was available to borrow at March 31, 2008. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks. The credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. The Company is seeking a larger working capital line of credit, and does not expect to renew its current line of credit at the June 2008 maturity date for another year. The Company plans to replace our existing line with a larger line of credit for the last half of 2008 and into 2009 (See “Liquidity and Capital Resources”).
Series 2008 Bonds
     On February 21, 2008, AERT completed a refunding of a prior 2003 industrial development bond obligation. On February 21, 2008, the City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project), Series 2008 (the “Series 2008 Bonds”) were issued pursuant to an indenture, dated as of February 1, 2008, by and between the City of Springdale, Arkansas, as “Issuer”, and Bank of Oklahoma, N.A., as “Trustee”. The proceeds received from the sale of the Series 2008 Bonds were loaned by the Issuer to AERT, pursuant to the terms of a loan agreement, dated as of February 1, 2008, between AERT and the Issuer. The Series 2008 Bonds are special obligations of the Issuer, payable solely from the revenues assigned and pledged by the indenture to secure such payment. Those revenues will include the loan payments required to be made by AERT under the loan agreement. The purchaser of the Series 2008 Bonds is also the holder of the Series 2007 Bonds (see Liquidity and Capital Resources under Item 2).
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
     As a condition to the purchase of the Series 2008 Bonds by Allstate, the Company was required to make an $800,000 prepayment of the taxable note on the date of issue of the bonds. The remaining $1,800,000 principal balance of the taxable note was due and payable on May 1, 2008. In April 2008, the Company paid $1 million on the note, and received an extension to July 2008 to repay the remaining $800,000. In connection with the issuance of the Series 2008 Bonds, the Company also repaid an approximately $1.0 million loan to Regions Bank, without prepayment penalty.
Note 8: Commitments and Contingencies
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

     Our liability for the original judgment in the amount of $655,769 was recorded in 2005. The judgment was paid in the first quarter from funds we set aside in a restricted certificate of deposit in 2006.
Class Action Lawsuits

     On February 26, 2008, plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew. (Pelletz v. Weyerhaeuser Company, Advanced Environmental Recycling Technologies, Inc. and Lowe’s Companies, Inc. pending in US District Court, Western District of Washington at Seattle.) The plaintiffs filing suit on behalf of the purported class, have sued AERT, Weyerhaeuser Company, and Lowe’s Companies, Inc., asserting causes of action for violation of the Washington Consumer Protection Act, unfair competition or unfair and deceptive trade practices in various states, breach of implied warranty of merchantability, breach of express warranty, and violation of the Magnuson-Moss Warranty Act. By agreement, the deadline for AERT to answer or otherwise respond to plaintiffs’ complaint is May 18, 2008. Weyerhaeuser has requested a defense and indemnification from AERT. AERT denies the allegations in this lawsuit and intends to vigorously defend itself.

     On March 10, 2008, additional plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew. (Joseph Jamruk et al vs. Advanced Environmental Recycling Technologies, Inc. and Weyerhaeuser Company in U.S. District Court, Western District of Washington.) Plaintiffs filing suit on behalf of the purported class have sued AERT and Weyerhaeuser Company, asserting causes of action for misrepresentation, violation of the Washington Consumer Protection Act, unjust enrichment, and breach of express warranty. By agreement, the deadline for AERT to answer or otherwise respond to plaintiffs’ complaint is May 18, 2008. Weyerhaeuser has requested a defense and indemnification from AERT. AERT denies the allegations in this lawsuit and intends to vigorously defend itself.
Energy Unlimited, Inc. vs. AERT, Inc.
     This case originally started as a suit on account by Energy Unlimited Inc against AERT to collect the balance it asserts to be owed on work performed on the Springdale South facility material handling and drying systems. The claim was in the original amount of $196,868.60. AERT contends that the design and installation by Energy Unlimited Inc. was faulty resulting in a series of explosions and the subsequent need to undertake refabrication of the material handling an d drying system. AERT has filed a counter claim for its out of pocket loss relating to an explosion occurring on April 2, 2007 and for the cost to fix and complete the material handling and drying systems properly in the amount of $1.2 million. This matter is in the early phase of discovery. AERT intends to vigorously defend the initial claim and pursue its counter claim based on the faulty design, improper installation, and serious safety defects of the material handling and drying systems by Energy Unlimited, Inc.
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
Marketing Agreement
     The Company has entered into an exclusive sales and marketing agreement in the amount of $2 million with Nicholson-Kovac, an integrated marketing communications agency, to support its MoistureShield decking products. The agreement includes a national trade and consumer media schedule, national advertising, revamped website, online lead generation tool for builders, national public relations campaign and market research. At March 31, 2008, approximately $900,000 was remaining under this commitment.
Lease Commitment
     In July 2006, AERT entered into a lease contract whereby it agreed to lease up to $3 million of equipment for seven years. Lease payments began in April 2008. Until that time, the Company made interim interest payments on the amount of equipment subject to the lease that had been purchased by the leasing company, which totaled approximately $2.8 million at March 31, 2008.
Note 9: Impairment of Assets
     As a result of a change in the Company’s expected use of its Junction, Texas facility, which has been mostly idle since October 2007, the Company has assessed the recoverability of the carrying value of its fixed assets at that facility, which resulted in impairment losses of $483,522 in the first quarter of 2008. These losses represent the amount by which the carrying values of the assets exceed their estimated fair values. The Company based its estimate of fair values on estimated market prices it could receive upon sale of the assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Sales increased significantly during the quarter ended March 31, 2008 to $29.4 million. This increase was primarily due to the reloading of the pipeline for the upcoming sales season for ChoiceDek combined with increased distribution and sales efforts for MoistureShield. A significant portion of our first quarter sales were carried over as inventory from 2007 as many customers avoided taking the traditional winter buy of inventory during the fourth quarter of 2007. The Company has continued its efforts to expand distribution and initiated a substantial marketing campaign during the first quarter.
First Quarter 2008 Operations
Sales
     The abrupt slowdown in the new home construction and building materials markets continues to affect sales as our OEM sales of primarily door rails declined 44% compared to the same period a year ago. Current economic uncertainty and high energy prices has caused consumer confidence to remain low and remodeling expenditures appear to have been slow to materialize during the first quarter of 2008. Prolonged harsh winter weather during the first quarter has also created a difficult outdoor construction environment throughout most of the country. A new MoistureShield marketing initiative was launched during the quarter which also included several new decking products including a tropical hardwood line (Rainforest Collection), upgraded caps and collars (decking accessories), and a new handrail system. Several new ChoiceDek products, the Eden (tropical exotic) series in particular, were only recently introduced into the marketplace.
     Our marketing initiative to expand MoistureShield decking sales is proving successful, and MoistureShield sales are running ahead of first quarter 2007, up 47%. We will continue to add distribution and markets over the year with the goal of having nationwide distribution. We look for continued growth of this product line over time, assuming no further deterioration in the remodeling industry. This product line serves a market that is far larger than the do-it-yourself home improvement segment – professional contractors and deck builders. We believe the green building certification of the MoistureShield decking line also addresses a growing niche in the market.
     We have also initiated a marketing effort for international export sales with a major emphasis on China. Through our distributor, we are currently setting up distribution, and a series of additional orders has recently been shipped. We are placing a major emphasis on increasing international sales in 2008.
     Sales of our OEM parts like door rails were down significantly in the first quarter because of the slowdown in new home construction. We are uncertain when and at what pace this business segment will recover. We also exited the primed/painted window sill business due to lack of demand as an overhead cost reduction initiative.
     We continue to expand ChoiceDek distribution as part of an ongoing growth plan with Weyerhaeuser and Lowe’s. In addition to Lowe’s opening in excess of 100 new stores this year, we are also offering three base ChoiceDek colors plus accessories, in addition to two tropical hardwood exotic colors available through special order.
Margins
     Our gross and operating margins improved in first quarter 2008 versus first quarter 2007. We continued

with and finished manufacturing upgrades and repairs during the quarter intended to improve our operating efficiencies. We are continuing to finalize and initiate a new enterprise resource planning system to help with efficiency. We initiated an aggressive marketing campaign for our MoistureShield line of decking products, which significantly increased our selling and administrative expenses compared to prior periods. This increase is not expected to remain in subsequent periods as several significant advertising expenditures occurred during the quarter. The marketing campaign involved hiring a national advertising agency and upgrading our marketing and sales program. Significant national advertising was initiated in print media such as Better Homes & Gardens magazine. We also increased prices on most products at the start of the quarter.
Current Business Environment
     The composite decking business is currently depressed and undergoing a shakeout, therefore numerous competitors have recently exited the business. As the composite decking business continues to evolve, here are the factors we believe will drive AERT’s business in 2008.
Sales
A Focus on Building Green
     As manufacturing technology and aesthetics of composite decking improve, market trends are also shifting. Consumers are demanding more variety and selection compared to prior periods as construction of multi-color decks and matching accessories appears to be increasing. Consumers are increasingly evaluating how products are made and the impact they have on the environment. Also, the evolution toward a more natural wood look appears to be increasing on the higher end of the market, while decreasing wood prices have widened the price differential on the lower end. We introduced a smaller profile deck board under the BasicsTM brand, targeted to a wood upgrade segment for light residential construction. This is being addressed with the introduction of two additional color selections. We believe this will allow us to broaden our customer base and appeal to a wider market segment than in prior periods. The MoistureShield decking introduction is targeted toward the commercial contractor lumberyard, which provides service to large repeat customers. Most of these large customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers away from competing products to our brands such as MoistureShield or ChoiceDek. Thus, a significant marketing effort was initiated during the fourth quarter of 2007, and will continue throughout 2008. The marketing program is aimed at converting commercial remodeling and deck contractors to our products with a focus on “green” building.
     With difficult conditions facing the decking market, AERT is differentiating its products through a combination of green building products, quality, and outstanding customer service at a low price point. We believe we are positioned to increase market share; however, gaining market share is a costly endeavor and maintaining our low cost model will restrict our ability to grow profit margins over the next year until the economy strengthens and/or our Watts, Oklahoma project becomes operational.
     We have invested significantly in plastic recycling infrastructure over the last several years. As technology has improved so has the aesthetics of our products, which are overwhelmingly comprised of recycled materials. Green building is an ever increasing trend and we intend to continue capitalizing on that trend in 2008.
     In fact, AERT launched into 2008 with an aggressive customer service campaign focused on the quality and value of our products, their positive, unmatched field histories, and the fact that AERT is truly a “Green Building Company”. The Leadership in Energy and Environmental Design (LEED®) Green Building System developed by the U.S. Green Building Council is the national benchmark for high performance green buildings.

The LEED® for homes standard specifies environmentally preferable products, such as landscape decking made with a minimum of 25% post consumer recycled content. AERT is one of the few companies that manufacture decking products that meet or exceed the LEED® standards. Developers and builders can earn points and have their projects certified under the LEED® standards by making them more energy efficient and choosing building materials that are environmentally responsible. As a member of the United States Green Building Council, AERT proudly supports the sustainable green building practices promoted by LEED®. In fact, conservation, recycling and better resource management has been the focus of AERT’s culture since inception.
     The composite decking business is continuously evolving. The technology used to manufacture wood/plastic boards has advanced significantly over the last four years and many contemporary products have much improved aesthetics. Going forward, it will be important for AERT to continue to innovate and keep in close touch with consumer trends and to upgrade its products.
     From 2001 until 2007, Lowe’s Home Improvement stores have carried our Weyerhaeuser ChoiceDek products exclusively in the composite decking category and continue to be our principal customer. Approximately 500 Lowe’s stores also carry multiple color selections. Lowe’s markets ChoiceDek in its advertising. Lowe’s started carrying another, though higher priced, decking brand in 2007, which could limit the strong growth that ChoiceDek has enjoyed the last four years. Lowe’s is broadening the decking category and adding more accessories and products as it attempts to broaden its customer base and attract more customers into its stores. Lowe’s is projected to add 100+ stores in 2008, although some store saturation may occur. The ChoiceDek website, www.choicedek.com, is being upgraded in 2008.
     New regional building products distributors have begun carrying MoistureShield decking this year and sales through the first quarter were $5.6 million. We recently announced at the International Builders Show in February, 2008 the introduction of a new line of cedar based decking products to be introduced under the MoistureShield Juniper Collection. We will also be introducing a new handrail kit. For additional information, go to www.moistureshield.com. There has also been strong interest in our new LifeCycle fencing products. These products are currently undergoing final field tests with several large contractors for introduction later in 2008. We expect that these factors will continue to drive AERT sales. The MoistureShield website, www.moistureshield.com, has also been updated and features a deck design tool.
Costs
     The cost of recycled plastic decreased in the first quarter 2008. We continue to focus on improving efficiencies. Natural gas and petroleum prices appear to have resumed their upward march; however, our materials cost is lower compared to prior years as we have become more efficient. We have also closed our Alexandria, LA facility and consolidated equipment at Lowell, AR to reduce costs. We have taken a one time charge of $483,522 during the first quarter for asset impairment as we plan to transfer some of our Junction, TX manufacturing assets to other locations where they will be more productive, while leaving other assets at the facility to be used for raw material processing in the future. The impairment relates primarily to assets that we may not use in future operations.
     Over the last year, AERT has invested substantially in laboratory, analytical, processing and blending equipment at its Lowell, Arkansas facilities aimed at increasing our utilization of lower grades and cheaper polyethylene feedstocks. We believe that with the implementation of these new systems, we can continue to reduce costs and work to further improve our margins.
     The slowdown in the building products industry has dealt a harsh blow to cabinet and hardwood flooring manufacturers, from whom we acquire scrap wood fiber. The use of wood pellets as an alternative fuel source has also grown in the last few years. These two forces are acting to raise the cost of our wood raw materials.

Digging Deeper into Plastic Recycling
     In December of 2007, we completed financing and during the quarter ended March 31, 2008 initiated construction towards a state-of-the-art polyethylene film reclamation and recycling facility near Watts, Oklahoma in conjunction with the state of Oklahoma, the Cherokee Nation, and, as our debt financing source, Allstate Investments. That facility is being constructed in conjunction with upgrades to the road and sewer system of Adair County and the city of Watts, Oklahoma. The facility is designed and intended to recycle large sources of polyethylene films which are currently not being recycled, and which can be acquired for reduced costs. Work on this facility is under way, and the facility is projected to be constructed in 2008 and to be operational in late 2008 or early 2009.
Longer Term Factors Driving Our Business
     AERT’s core competency is extracting value from America’s waste stream. As the market matures for our current slate of products made from recycled plastics, AERT will pursue new products and new markets. Given the many commercial uses of polyethylene, we believe that AERT has abundant growth opportunities.
     Because of competition from overseas, prevailing prices of “easy to access” recyclable plastics have risen to the point that we must increase our efficiencies and find new, lower cost sources of raw materials. Initial permitting for the new Oklahoma recycling facility has been filed and is pending final approval. We expect to commence site building construction during the second quarter of 2008. The new facility is designed to allow us to use the less desirable, but low cost, forms of waste polyethylene and additional sources of waste wood fiber, which will assist us in regaining a competitive advantage and maintaining a low cost structure.
Management Focus for 2008
•	Continue to increase sales and gain market share.

•	Introduce new ChoiceDek products and work with individual stores to increase sales and selection of colors in all stores.

•	Introduce our expanded MoistureShield decking and Basics product line into nationwide distribution.

•	Introduce LifeCycle fencing products.

•	Decrease operating costs relative to sales revenue:
o	Complete and start up Watts facility

o	Increase our ability to use more low cost raw materials

o	More aggressive raw materials purchasing strategies

o	Improve training and associate development

o	Increase automation to improve yield and lower labor costs

o	Streamline logistics and manufacturing operations

o	Install new enterprise resource planning system to improve management information

o	Balance sales, general and administrative overhead expenses to match growth rate

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
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     The following table sets forth selected information from our statements of operations.
Quarterly Comparison

	Three Months Ended March 31,
	2008	% Change	2007
Net sales	$29,363,348	31.3%	$22,367,040
Cost of goods sold	23,513,589	20.4%	19,528,588
% of net sales	80.1%	-7.2%	87.3%

Gross margin	5,849,759	106.1%	2,838,452
% of net sales	19.9%	7.2%	12.7%
Selling and administrative costs	6,089,056	54.5%	3,940,869
% of net sales	20.7%	3.1%	17.6%
Loss from impairment of assets	483,522	*	—

Operating loss	(722,819)	-34.4%	(1,102,417)
% of net sales	-2.5%	2.5%	-4.9%
Net interest expense	(1,254,152)	62.9%	(770,064)

Loss before dividends on preferred stock and taxes	(1,976,971)	5.6%	(1,872,481)
% of net sales	-6.7%	1.6%	-8.4%
Accrued dividends on preferred stock	(200,000)	*	—

Loss before taxes	(2,176,971)	16.3%	(1,872,481)
% of net sales	-7.4%	1.0%	-8.4%
Income tax benefit	759,103	8.3%	700,822
% of net sales	2.6%	-0.5%	3.1%

Net loss applicable to common stock	$(1,417,868)	21.0%	$(1,171,659)
% of net sales	-4.8%	0.4%	-5.2%

*	Not meaningful as a percentage change
Net Sales
     Net sales for the first quarter ended March 31, 2008 were 31.3% higher than the first quarter 2007. MoistureShield decking sales were up in first quarter 2008 as a result of our aggressive plans to diversify our customer base and gain market share. ChoiceDek decking sales were up versus first quarter 2007 due to reloading of the pipeline for 2008. However, maintaining decking sales increases throughout 2008 could be difficult under current economic conditions. OEM sales were down about 44% compared to first quarter 2007 due to the continued slowdown in new home construction.

Cost of Goods Sold and Gross Margin

     Cost of goods sold, as a percent of sales, dropped to 80.1% for the quarter ended March 31, 2008. The dollar amounts of labor and manufacturing overhead were up slightly in first quarter 2008 versus first quarter 2007. Because sales were higher, however, labor and overhead costs as a percent of sales decreased. Raw material costs were 31.8% of first quarter sales, down from 35.4% in the first quarter 2007, despite the increased use of additional colorants and additives.

     Gross margin increased to 19.9% for 2008 from 12.7% in 2007 as higher sales, price increases, and cost improvements improved overhead absorption.

Selling and Administrative Expenses

     Selling and administrative costs increased approximately $2.15 million in first quarter 2008 versus first quarter 2007 to 20.7% of sales, up from 17.6% in the first quarter 2007. The categories of salaries and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up approximately 77% of total selling and administrative expenses in the first quarter 2008. Advertising and promotion expenditures were up $1.2 million, or 161%, in first quarter 2008 versus 2007, due primarily to our MoistureShield marketing campaign and additional advertising allowance costs to Weyerhaeuser, which are based on sales. Compensation and benefits increased in the first quarter of 2008 by approximately $660,000 over the first quarter of 2007.

Earnings

     We incurred a loss from operations of $722,819 in the first quarter 2008 compared to an operating loss of $1.1 million in the first quarter 2007. However, our net loss for the first quarter 2008 was $1.42 million compared to net loss for the first quarter 2007 of approximately $1.17 million. The loss is due primarily to higher selling and administrative expenses, as discussed above, higher interest costs associated with debt added subsequent to the first quarter of 2007, preferred stock dividend expense, and a onetime charge of $483,522 for asset impairment at our Junction, Texas facility.
Liquidity and Capital Resources
     Unrestricted cash decreased approximately $292,000 to $1.4 million at March 31, 2008 from December 31, 2007. Significant components of that decrease were: (i) cash provided by operating activities of $2,610,202, which consisted of the net loss for the period of $1,417,868 increased by depreciation and amortization of $1,530,551 and increased by other sources of cash of $2,497,519; (ii) cash used in investing activities of approximately $889,098; and (iii) cash used in financing activities of $2,013,161. Payments on notes during the period were $2,835,831. Net borrowings on our line of credit were $153,794 during the first quarter of 2008. At March 31, 2008, we had bonds and notes payable in the amount of $46.3 million, of which $19.6 million was current notes payable and the current portion of long-term debt.
     In September 2007, the Company renewed its $15.0 million bank line of credit. The line is a revolving credit facility maturing June 2008, secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at a variable interest rate of prime plus one hundred basis points which was 6.25% at March 31, 2008. The maximum amount that may be drawn on the line at one time is the lesser of $15.0 million and the borrowing base, of which approximately $1.5 million was available to borrow at March 31, 2008. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks. The credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.
     When the line of credit expires in June, the Company and Liberty Bank do not expect to extend it for another year. We are currently seeking a larger credit facility to allow us to finance more finished goods inventory in the future in order to grow our business and better compete in the current environment. We are currently evaluating several different financing proposals which would allow us to increase our credit facility to $40 million. There can be no assurance that we will be successful in attaining and expanding a new credit facility. The result of not obtaining credit would severely restrict our ability to operate our business.
     Our capital improvement budget for 2008 is currently estimated at $3.5 million (excluding the Oklahoma project), most of which will be funded from cash flow.
     On December 20, 2007, the Company closed a $13.5 million bond financing to fund the construction of a plastic waste mining and reclamation facility near Watts, Oklahoma. When built, the facility is expected to significantly reduce the Company’s raw material costs and assure a more stable supply of plastics raw materials. In addition, the plant has the potential of producing new products for sale in the world plastics market, thereby generating additional revenue streams for the Company. The facility is expected to be in operation by the end of 2008 or early 2009.
     The Adair County, Oklahoma Industrial Authority Solid Waste Recovery Facilities Revenue Bonds, Series 2007 were issued by the County as tax-exempt limited revenue obligations, with the proceeds loaned to the Company for the development of the Oklahoma facility. Such loan is a direct financial obligation of the Company and the bonds are payable solely from the loan payments. The bonds were issued in an aggregate principal amount of $13,515,000. The Series 2007 bonds will mature December 15, 2023 and begin amortizing pursuant to annual sinking fund payments on December 15, 2009. The bonds bear interest at a fixed interest rate of 8.0% per annum. The offering was underwritten by Gates Capital Corporation and the bonds were purchased by Allstate Investors, LLC, the investment management subsidiary of Allstate Insurance Company.

     The bonds are secured, in parity with other existing indebtedness to Allstate under a 2008 bond issue and a $5.0 million May 2007 loan, by mortgages on the Company facilities in Junction, Texas, and Springdale and Lowell, Arkansas, and a leasehold mortgage on the new Oklahoma facilities.
     On February 21, 2008, AERT completed a refunding of a prior 2003 industrial development bond obligation. On February 21, 2008, the City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project), Series 2008 (the “Series 2008 Bonds”) were issued pursuant to an indenture, dated as of February 1, 2008, by and between the City of Springdale, Arkansas, as “Issuer”, and Bank of Oklahoma, N.A., as “Trustee”. The proceeds received from the sale of the Series 2008 Bonds were loaned by the Issuer to AERT, pursuant to the terms of a loan agreement, dated as of February 1, 2008, between AERT and the Issuer. The Series 2008 Bonds are special obligations of the Issuer, payable solely from the revenues assigned and pledged by the indenture to secure such payment. Those revenues will include the loan payments required to be made by AERT under the loan agreement.
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
     As a condition to the purchase of the Series 2008 Bonds by Allstate, the Company was required to make an $800,000 prepayment of the taxable note on the date of issue of the bonds. The remaining $1,800,000 principal balance of the taxable note was due and payable on May 1, 2008. In April 2008, the Company paid $1 million on the note, and received an extension to July 2008 to repay the remaining $800,000. In connection with the issuance of the Series 2008 Bonds, the Company also repaid an approximately $1.0 million loan to Regions Bank, without prepayment penalty.
     Under our bond agreements, AERT covenants that it will maintain certain financial ratios. If we fail to comply with the covenants, or to secure a waiver therefrom, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy.
     We were not in compliance with the debt service coverage and accounts payable covenants as of March 31, 2008. The bond trustee waived the debt service coverage covenant as of December 31, 2007 through, and including, March 31, 2008, and waived the accounts payable covenant as of December 31, 2007 through, and including, December 31, 2008. Our line of credit contains all of the financial covenants listed below. None of our other loans contain financial covenants.
     Our Allstate notes payable have cross-default provisions that caused them to be in technical default at March 31, 2008 due to our non-compliance with the loan covenants discussed above. The covenants were waived by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans.
Bonds payable and Allstate Notes Payable Debt Covenants

	March 31,
	2008	Compliance

Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	-1.23	N
Current ratio of not less than 1.00 to 1.00	1.06	Y
Not more than 10% of accounts payable in excess of 75 days past invoice date	12.4%	N
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.5%	Y
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
Item 4. Controls and Procedures.
     Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief accounting officer and controller, Eric Barnes, who is our acting principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of March 31, 2008 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that, as a result of material weaknesses in our internal control over financial reporting as of March 31, 2008, as previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2007 fiscal year, as amended on Form 10-K/A, our disclosure controls and procedures were not effective as of March 31, 2008.
     Our management identified three material weaknesses in our internal control over financial reporting as of March 31, 2008. Management concluded that the Company did not have an adequate process in place to assess potential impairment of fixed assets, that the Company’s inventory costing system was not adequately documented nor were there adequate procedures for an independent review of the costing analysis to ensure completeness and accuracy of the calculated costs, and that the Company, at the entity level, has not properly allocated resources to ensure that necessary internal controls are implemented and followed throughout the Company. In the first quarter of 2008, we initiated our plans to implement controls that we expect to eliminate the material weaknesses referred to above. There can be no assurance at this time that the actions taken to date will effectively remediate the material weaknesses.
     We are continuing to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.
     During the quarter ended March 31, 2008, except in connection with actions we are taking to remediate the material weakness in our internal control discussed above, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Class Action Lawsuits
     On February 26, 2008, plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew. (Pelletz v. Weyerhaeuser Company, Advanced Environmental Recycling Technologies, Inc. and Lowe’s Companies, Inc. pending in US District Court, Western District of Washington at Seattle.) The plaintiffs filing suit on behalf of the purported class, have sued AERT, Weyerhaeuser Company, and Lowe’s Companies, Inc., asserting causes of action for violation of the Washington Consumer Protection Act, unfair competition or unfair and deceptive trade practices in various states, breach of implied warranty of merchantability, breach of express warranty, and violation of the Magnuson-Moss Warranty Act. By agreement, the deadline for AERT to answer or otherwise respond to plaintiffs’ complaint is May 18, 2008. Weyerhaeuser has requested a defense and indemnification from AERT. AERT denies the allegations in this lawsuit and intends to vigorously defend itself.
     On March 10, 2008, additional plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew. (Joseph Jamruk et al vs. Advanced Environmental Recycling Technologies, Inc. and Weyerhaeuser Company in U.S. District Court, Western District of Washington.) Plaintiffs filing suit on behalf of the purported class have sued AERT and Weyerhaeuser Company, asserting causes of action for misrepresentation, violation of the Washington Consumer Protection Act, unjust enrichment, and breach of express warranty. By agreement, the deadline for AERT to answer or otherwise respond to plaintiffs’ complaint is May 18, 2008. Weyerhaeuser has requested a defense and indemnification from AERT. AERT denies the allegations in this lawsuit and intends to vigorously defend itself.
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
Item 1A. Risk Factors
     There have been no significant changes during the first quarter of 2008 to risk factors presented in the Company’s 2007 Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2008.
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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
By: /s/ Joe G. Brooks
Joe G. Brooks
Chairman, Chief Executive Officer and President

/s/ Eric Barnes
Eric Barnes
Chief Accounting Officer and Controller (acting principal financial officer)

Date: May 12, 2008

Index to Exhibits

Exhibit
Number	Description

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman, chief executive officer and president.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief accounting officer and controller (acting principal financial officer).

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman, chief executive officer and president.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief accounting officer and controller (acting principal financial officer).