Form 10-Q
period 2008-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2008-08-18
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2008, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 46,314,250 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS
Assets

	June 30,	December 31,
	2008	2007
	(unaudited)
Current assets:
Cash and cash equivalents	$2,308,542	$1,716,481
Restricted cash	10,605,628	11,461,950
Restricted certificate of deposit	—	871,468
Trade accounts receivable	6,006,174	1,803,168
Other accounts receivable	366,074	63,453
Inventories	14,556,207	23,622,586
Prepaid expenses	1,521,354	892,462

Total current assets	35,363,979	40,431,568

Land, buildings and equipment:
Land	1,988,638	1,988,638
Buildings and leasehold improvements	10,008,257	10,008,257
Machinery and equipment	52,221,703	51,690,169
Transportation equipment	1,218,701	1,148,046
Office equipment	2,021,475	1,169,213
Construction in progress	3,505,368	4,218,303

Total land, buildings and equipment	70,964,142	70,222,626
Less accumulated depreciation	33,560,256	31,380,005

Net land, buildings and equipment	37,403,886	38,842,621

Other assets:
Deferred tax asset	10,998,651	8,851,412
Debt issuance costs, net of accumulated amortization of $1,206,840 at June 30, 2008 and $1,052,949 at December 31, 2007	3,476,634	3,042,645
Debt service reserve fund	2,412,500	3,391,500
Other assets, net of accumulated amortization of $435,597 at June 30, 2008 and $421,310 at December 31, 2007	346,056	361,557

Total other assets	17,233,841	15,647,114

Total assets	$90,001,706	$94,921,303

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS
Liabilities and Stockholders’ Equity

	June 30,	December 31,
	2008	2007
	(unaudited)
Current liabilities:
Accounts payable — trade	$10,618,456	$9,274,134
Accounts payable — related parties	604,646	350,882
Current maturities of long-term debt	5,882,966	9,582,145
Current maturities of capital lease obligations	207,559	224,840
Accruals related to expected settlement of class action lawsuit	5,141,500	—
Other accrued liabilities	6,477,222	6,084,345
Working capital line of credit	11,425,254	12,303,378
Notes payable	1,252,635	385,229

Total current liabilities	41,610,238	38,204,953

Long-term debt, less current maturities	25,960,391	25,707,959
Capital lease obligations, less current maturities	690,800	796,305

	26,651,191	26,504,264

Accrued dividends on convertible preferred stock	136,958	136,957

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 788,182 and 757,576 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	7,882	7,576
Class A common stock, $.01 par value; 75,000,000 shares authorized; 46,314,250 shares issued and outstanding at June 30, 2008 and December 31, 2007	463,143	463,143
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at June 30, 2008 and December 31, 2007	14,655	14,655
Warrants outstanding; 3,787,880 at June 30, 2008 and December 31, 2007	1,533,578	1,533,578
Additional paid-in capital	51,564,408	50,872,462
Accumulated deficit	(31,980,347)	(22,816,285)

Total stockholders’ equity	21,603,319	30,075,129

Total liabilities and stockholders’ equity	$90,001,706	$94,921,303

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$25,077,639	$25,638,289	$54,440,987	$48,175,590
Cost of goods sold	21,649,546	21,648,487	45,163,135	41,347,336
Estimated liability for claims resolution from class action settlement	2,416,500	—	2,416,500	—

Gross margin	1,011,593	3,989,802	6,861,352	6,828,254
Selling and administrative costs	5,718,474	4,044,282	11,807,530	7,920,754
Loss from fixed asset impairment	—	—	483,522	—

Operating loss	(4,706,881)	(54,480)	(5,429,700)	(1,092,500)
Other income (expense):
Estimated liability from expected class action settlement	(2,500,000)	—	(2,500,000)	—
Late registration fees	(669,355)	—	(669,355)	—
Interest income	42,080	46,717	130,902	95,467
Interest expense	(1,100,174)	(1,005,611)	(2,443,148)	(1,888,822)

Net other expense	(4,227,449)	(958,894)	(5,481,601)	(1,793,355)

Loss before accrued dividends on preferred stock and income taxes	(8,934,330)	(1,013,374)	(10,911,301)	(2,885,855)
Accrued dividends on preferred stock	(200,000)	—	(400,000)	—

Loss before income taxes	(9,134,330)	(1,013,374)	(11,311,301)	(2,885,855)
Income tax benefit	(1,388,136)	(629,455)	(2,147,239)	(1,330,277)

Net loss applicable to common stock	$(7,746,194)	$(383,919)	$(9,164,062)	$(1,555,578)

Loss per share of common stock (Basic)	$(0.16)	$(0.01)	$(0.19)	$(0.03)

Loss per share of common stock (Diluted)	$(0.16)	$(0.01)	$(0.19)	$(0.03)

Weighted average number of common shares outstanding (Basic)	47,779,780	47,329,295	47,779,780	46,294,901

Weighted average number of common shares outstanding (Diluted)	47,779,780	47,329,295	47,779,780	46,294,901

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss applicable to common stock	$(9,164,062)	$(1,555,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,966,687	2,219,614
Dividends accrued on preferred stock	400,000	—
Deferred tax benefit	(2,147,239)	(1,330,277)
Loss from asset impairment	483,522	—
Decrease in other assets	872,682	58,070
(Increase) decrease in cash restricted for letter of credit and interest costs	739,519	(57,670)
Changes in current assets and current liabilities	12,245,617	(4,065,686)

Net cash provided by (used in) operating activities	6,396,726	(4,731,527)

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,341,046)	(1,272,268)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	(878,124)	1,399,698
Proceeds from issuance of notes	—	5,750,000
Payments on notes	(4,093,419)	(2,696,123)
(Increase) decrease in cash restricted for payment of long-term debt	1,095,803	(458,662)
Debt acquisition costs	(587,879)	—
Proceeds from exercise of stock options and warrants, net	—	1,509,475

Net cash provided by (used in) financing activities	(4,463,619)	5,504,388

Increase (decrease) in cash and cash equivalents	592,061	(499,407)
Cash and cash equivalents, beginning of period	1,716,481	2,164,532

Cash and cash equivalents, end of period	$2,308,542	$1,665,125

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
Note 2: Description of the Company
     AERT recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, which have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s customers include Weyerhaeuser, its primary decking customer to date, and various building product distributors and manufacturers. The Company’s composite building materials are marketed as an upgrade from wood and plastic filler materials for standard door components, fascia board, and exterior decking and decking components under the trade names LifeCycle®, Weyerhaeuser ChoiceDek®, Weyerhaeuser ChoiceDek® Premium, and MoistureShield® outdoor decking. AERT operates manufacturing and recycling facilities in Springdale and Lowell, Arkansas and plans to use its currently idled facility in Junction, Texas to process raw materials in the future. It also operates a warehouse and reload complex in Lowell, Arkansas.
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
Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the six months ended June 30:

	2008	2007
	(unaudited)	(unaudited)
Receivables	$(4,505,628)	$(1,890,546)
Inventories	9,066,379	(1,784,421)
Prepaid expenses and other	762,402	677,820
Accounts payable — trade and related parties	1,388,087	(996,662)
Accrued liabilities	5,534,377	(71,877)

	$12,245,617	$(4,065,686)

Cash paid for interest	$2,441,336	$1,574,345

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2008	2007
	(unaudited)	(unaudited)
Notes payable for financing of insurance policies	$1,391,293	$1,477,027
Accounts / notes payable for equipment	210,000	425,556
Dividends on preferred stock paid in preferred stock	400,000	—

Note 4: Significant Accounting Policies
Revenue Recognition Policy
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts and rebates, which were $339,926 and $298,436 for the quarters ended June 30, 2008 and 2007, respectively, and $617,790 and $782,411 for the six months ended June 30, 2008 and 2007, respectively.
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
Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	June 30, 2008
	(unaudited)	December 31, 2007
Parts and supplies	$2,662,678	$2,423,766
Raw materials	6,016,584	7,182,551
Work in process	2,023,414	3,906,810
Finished goods	3,853,531	10,109,459

	$14,556,207	$23,622,586

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
Concentration Risk
     The Company’s revenues are derived principally from a national door manufacturer, regional building materials dealers and Weyerhaeuser, the Company’s primary decking customer to date, which maintains a national vendor managed inventory program for Lowe’s. The inventory is strategically located in reloads throughout the United States, from which the ChoiceDek brand of decking products are sold. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. Weyerhaeuser is the only customer from which the Company derived more than 10% of its revenue. Gross sales to Weyerhaeuser comprised approximately 74% and 78% of total gross sales for the quarters ended June 30, 2008 and 2007, respectively; and approximately 76% and 77% of total gross sales for the six months ended June 30, 2008 and 2007, respectively.
Research and Development
     Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

Stock-Based Compensation
     In 2005, the Company modified its employee/director equity compensation policies to generally provide restricted stock unit awards rather than stock options. The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Restricted stock unit awards are expensed as earned as a portion of compensation costs. In 2008, the Company’s board of directors waived its stock-based compensation indefinitely.
Recent Accounting Pronouncements
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
Note 5: Income Taxes
     The Company had no current income tax provisions for the quarter or six months ended June 30, 2008 due to its net losses for those periods, which resulted in an increase in its deferred tax asset of approximately $2.1 million. The effective income tax rates for the quarter and six months ended June 30, 2008 were 15% and 19%, respectively. The effective income tax rates for the quarter and six months ended June 30, 2007 were 62% and 46%, respectively. The effective tax rates for 2008 differ from the U.S. federal statutory rate of 34% due primarily to a temporary difference between book and tax records for the Company’s class action lawsuit settlement accrual, other temporary and permanent differences between book and tax records and state income taxes.
     Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and penalties as operating expenses. Additionally, the Company has reviewed its valuation allowance for net operating loss carryforwards as of June 30, 2008, and has determined that the proper amount is included in its allowance.
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
     In computing diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for the three and six months ended June 30, 2008 and 2007. Therefore, basic EPS and diluted EPS are computed in the same manner for those periods.

	Three Months Ended June 30
	2008	2007
Net loss applicable to common stock (A)	$(7,746,194)	$(383,919)

Assumed exercise of stock options and warrants	—	—
Application of assumed proceeds toward repurchase of stock at average market price	—	—

Net additional shares issuable	—	—

Adjustment of shares outstanding:
Weighted average common shares outstanding	47,779,780	47,329,295
Net additional shares issuable	—	—

Adjusted shares outstanding (B)	47,779,780	47,329,295

Net loss per common share — Diluted (A) divided by (B)	$(0.16)	$(0.01)

Antidilutive and/or non-exercisable options	1,274,000	1,529,000
Antidilutive and/or non-exercisable warrants	3,787,880	2,834,340

	Six Months Ended June 30:
	2008	2007
Net loss applicable to common stock (A)	$(9,164,062)	$(1,555,578)

Assumed exercise of stock options and warrants	—	—
Application of assumed proceeds toward repurchase of stock at average market price	—	—

Net additional shares issuable	—	—

Adjustment of shares outstanding:
Weighted average common shares outstanding	47,779,780	46,294,901
Net additional shares issuable	—	—

Adjusted shares outstanding (B)	47,779,780	46,294,901

Net loss per common share — Diluted (A) divided by (B)	$(0.19)	$(0.03)

Antidilutive and/or non-exercisable options	1,274,000	1,529,000
Antidilutive and/or non-exercisable warrants	3,787,880	2,834,340
     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007 as indicated in the tables above. Those options and warrants were antidilutive and/or not exercisable at June 30, 2008 and 2007. Although the above financial instruments were not included due to being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.
Note 7: Late Registration Penalties
     As part of our Series D preferred stock offering on October 29, 2007, we entered into a registration rights agreement (the Agreement) with the holders of the preferred stock to register the common stock underlying the preferred stock and detachable warrants and the common stock issuable in payment of dividends on the preferred stock. Under the Agreement, we were required to file a registration statement with the SEC within 30 days of the closing date (the closing date being October 29, 2007), and we were required to cause the registration statement to become effective within 120 days (the Event Date — February 26, 2008) of the closing date.
     We filed a registration statement within 30 days of the closing date, and have subsequently filed three amendments to that registration statement, but as of the date of this filing, a registration statement has not been declared effective by the Securities and

Exchange Commission. Under the Agreement, we are required to pay liquidated damages in the amount of 1.5% of the initial investment of the holders of the preferred stock for the first calendar month past the Event Date that the registration statement has not been declared effective, and 1% for each calendar month thereafter until a registration statement has been declared effective. As such, we have accrued $669,355 in late registration penalties, which includes penalties incurred through June 30, 2008 and penalties expected to be incurred after June 30, 2008 and until the registration statement is declared effective.
Note 8: Debt
Line of Credit
     In June 2008, the Company extended its bank line of credit with Liberty Bank of Arkansas to September 15, 2008. As part of the extension, the interest rate on the line of credit was changed from a variable rate equal to the prime rate plus 1% to a fixed rate of 7.5%. Additionally, the maximum amount that can be borrowed under the line of credit at one time was decreased from $15 million to $12 million. The Company is currently working to replace the Liberty Bank line of credit with a larger line of credit, and does not expect to renew its current line of credit at the September 2008 maturity date (See “Liquidity and Capital Resources”). The line of credit is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment. The maximum amount that may be drawn on the line at one time is the lesser of $12 million and the borrowing base. We had no funds available to borrow on the line at June 30, 2008. The borrowing base is equal to the sum of approximately 85% of the Company’s qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by the Company’s largest stockholder, Marjorie Brooks. The credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under the Company’s bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.
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
     As a condition to the purchase of the Series 2008 Bonds by Allstate, the Company was required to make an $800,000 prepayment of the taxable note on the date of issue of the bonds. The remaining $1,800,000 principal balance of the taxable note was due and payable on May 1, 2008. In April 2008, the Company paid $1 million on the note, and received an extension to July 2008 to repay the remaining $800,000, which was later extended to October 1, 2008. In connection with the issuance of the Series 2008 Bonds, the Company also repaid a loan with a remaining balance of approximately $1.0 million to Regions Bank, without prepayment penalty.
Note 9: Commitments and Contingencies
Class Action Lawsuits
     On February 26, 2008, plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew stains on their decks (Pelletz v. Weyerhaeuser Company, Advanced Environmental Recycling Technologies, Inc. and Lowe’s Companies, Inc. pending in U.S. District Court, Western District of Washington at Seattle). The plaintiffs originally sued AERT, Weyerhaeuser Company, and Lowe’s Companies, Inc., asserting causes of action for alleged violations of the Washington Consumer Protection Act and other state consumer protection acts, breach of implied warranty of merchantability, breach of express warranty, and violations of the Magnuson-Moss Warranty Act.
     On March 10, 2008, unrelated plaintiffs filed a similar purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew stains on their decks. (Joseph Jamruk et al vs. Advanced Environmental Recycling Technologies, Inc. and Weyerhaeuser Company in U.S. District Court, Western District of Washington.) The plaintiffs sued AERT and Weyerhaeuser Company, asserting causes of action for actionable misrepresentation, alleged violations of the Washington Consumer Protection Act, unjust enrichment, and breach of express warranty.
     On May 19, 2008, plaintiffs filed a consolidated complaint and requested the following relief in their consolidated master amended class action complaint:
•	An order certifying the proposed class, designating plaintiffs as named representatives of the class, and designating their attorneys as class counsel;

•	An order enjoining defendants from using deceptive advertising, marketing, distribution, and sales practices with respect to ChoiceDek and to remove and replace plaintiffs’ and class members’ decks with an alternative decking material of plaintiffs’ and class members’ choosing;

•	An award to plaintiffs and the class of an undisclosed amount of compensatory, exemplary, and statutory damages, including interest thereon, to be proven at trial;

•	A declaration that defendants must disgorge, for the benefit of the class, all or part of the profits they received from the sale of ChoiceDek, or to make full restitution to plaintiffs and the members of the class;

•	An award of an undisclosed amount of attorneys’ fees and costs;

•	An award of an undisclosed amount of pre-judgment and post-judgment interest; and

•	Such other or further relief as may be appropriate under the circumstances.
     On or before June 17, 2008, the parties notified the court that a memorandum of understanding had been reached in regard to a compromise and settlement. The parties are in the process of finalizing a formal class action settlement agreement and anticipate submitting the finalized settlement agreement for preliminary approval to the court on or before August 21, 2008. It is anticipated that decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 which was manufactured before October 1, 2006 before a mold inhibitor was included in the manufacturing process, will be covered under this settlement.
     As part of the proposed settlement, we will take over marketing and discontinue using the terms “minimum maintenance,” “low maintenance,” “easy to maintain,” or “virtually maintenance free” in our marketing materials. We will publish and provide additional cleaning instructions on our website to assist customers with cleaning their decks.
     It is also contemplated that we will self-administer a claim resolution process whereby various forms of relief will be offered to deck owners who file a claim within six months of when the settlement becomes final and unappealable. AERT will provide national notice to customers and establish a special call center and web site for customers. The claim resolution process will also allow customers to file a claim in the claim resolution process and, if eligible, to receive relief such as deck cleanings and applications of a mold inhibitor, gift cards for use at Lowe’s, replacement materials, and/or refunds under certain criteria. An arbitration provision is also included for disputes arising from the claim resolution process.
     As such, AERT has accrued an estimated $5 million in costs associated with the upcoming settlement. The estimate includes $2.4 million for the claim resolution process, $225,000 to be paid to the Company’s attorneys, $750,000 for costs to provide notice to the class, and $1.75 million for plaintiffs’ attorney fees to be paid over 2008 and 2009. It is anticipated that the claim resolution process will have an annual cost limitation to AERT of $2,000,000 in 2008 (exclusive of amounts incurred in 2008 to resolve claims prior to the settlement), $2,750,000 in 2009, $2,750,000 in 2010, and if necessary, $2 million per year thereafter until the claim resolution process is completed.
AERT vs. American International Specialty Lines Insurance Co.
     On April 18, 2008 AERT filed a Declaratory Judgment Action in the District Court of Dallas County Texas, 134th Judicial District seeking a ruling requiring the Company’s liability carrier to provide a defense in its class action case. The Company’s carrier, American International Specialty Lines Insurance Company, had previously denied coverage for this action. The suit was recently removed from State Court and is pending in the United States Federal District Court for the Northern District of Texas, Dallas Division.

Energy Unlimited, Inc. vs. AERT, Inc.
     This case originally started as a suit on account by Energy Unlimited, Inc. against AERT to collect the balance it asserts to be owed on work performed on the Springdale South facility material handling and drying systems. The claim was in the original amount of $196,868.60. AERT contends that the design and installation by Energy Unlimited Inc. was faulty resulting in a series of explosions and the subsequent need to undertake refabrication of the material handling and drying system. AERT has filed a counterclaim for its out of pocket loss relating to an explosion occurring on April 2, 2007 and for the cost to fix and complete the material handling and drying systems properly in the amount of $1.2 million. The case has been set for trial beginning March 9, 2009. AERT intends to vigorously defend the initial claim and pursue its counter claim based on the faulty design, improper installation, and serious safety defects of the material handling and drying systems by Energy Unlimited, Inc.
Advanced Control Solutions
     On February 7, 2008, the Arkansas Supreme Court rejected the Company’s appeal in the Advanced Control Solutions (ACS) case, and affirmed the judgment of the circuit court, where a jury in March 2006 found AERT liable for interfering with a non-compete agreement, causing ACS to lose future business opportunities and for missing equipment. The Arkansas Supreme Court also denied ACS’s appeal of the $45,562 plus attorney’s fees awarded to the Company in March 2006 on its counterclaim against ACS for breach of contract. The Company did not appeal the case further.
     The Company’s liability for the original judgment in the amount of $655,769 was recorded in 2005. The judgment was paid in the first quarter from funds the Company set aside in a restricted certificate of deposit in 2006.
Other Matters
     AERT is involved from time to time in other litigation arising from the normal course of business. In management’s opinion, this other litigation is not expected to materially impact the Company’s results of operations or financial condition.
Marketing Agreement
     The Company has entered into an exclusive sales and marketing agreement in the amount of $2 million with Nicholson-Kovac, an integrated marketing communications agency, to support its MoistureShield decking products. The agreement includes a national trade and consumer media schedule, national advertising, new website, online lead generation tool for builders, national public relations campaign and market research. At June 30, 2008, approximately $340,000 was remaining under this commitment.
ChoiceDek Brand Acquisition
     On July 24, 2008, the Company entered into an agreement with Weyerhaeuser Company under which Weyerhaeuser will, subject to the satisfaction of certain assignment conditions, assign to the Company the ChoiceDek trademark and related intellectual properties (the Marks), including websites and domain names. From January 1, 2009 until the time those assignment conditions are met, Weyerhaeuser will grant the Company a short-term license to use the Marks. ChoiceDek has been sold exclusively through Lowe’s stores since 2002.
     Assignment of the Marks is contingent upon settlement of the class action lawsuit discussed above, the Company being awarded a two-year supply agreement with Lowe’s Companies, Inc., and the Company purchasing all sellable ChoiceDek inventory from Weyerhaeuser within a designated time frame, currently expected to be January 1, 2009. The Company is obligated to use commercially reasonable best efforts to assist Weyerhaeuser in selling certain of the inventory. Weyerhaeuser will transfer the Marks to the Company 90 days after receiving the final payment for the inventory. The current sales agreements with Weyerhaeuser will terminate on January 1, 2009, except that the Company will continue to indemnify Weyerhaeuser for certain liabilities related to products sold to consumers, as per the existing sales agreements. Since the Company has not completed this transaction, the accounting treatment will be addressed in subsequent periods.
Lease Commitment
     In July 2006, AERT entered into a lease contract whereby it agreed to lease up to $3 million of equipment for seven years. Lease payments began in April 2008. Until that time, the Company made interim interest payments on the amount of equipment subject to the lease that had been purchased by the leasing company, which totaled approximately $2.8 million when lease payments began in April.
Note 10: Impairment of Assets
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Sales held steady during the quarter ended June 30, 2008 at $25.1 million. The second quarter was tough for homebuilding and renovation, with OEM products being off approximately 48% as we exited the window sill business during the first quarter of 2008. Decking sales increased, due primarily to an increase in the sales volume of the MoistureShield product line, as ChoiceDek sales declined in the quarter due to inventory reductions by our largest customer, Weyerhaeuser Company. We have continued our efforts to expand distribution and sales of our MoistureShield product line, and maintained a substantial marketing campaign for that brand during the second quarter as we move toward national distribution.
Second Quarter 2008 Operations
Sales
     The abrupt slowdown in the new home construction and building materials markets continues to affect sales as our OEM sales of primarily door rails declined 48% in the second quarter of 2008 compared to the same period a year ago. Current economic uncertainty and high energy prices has caused consumer confidence to remain low and remodeling expenditures appear to have been slow to materialize during the first half of 2008. A new MoistureShield marketing initiative continued during the quarter, which included several new decking products, including a tropical hardwood line (Rainforest Collection), upgraded caps and collars (decking accessories), and a new handrail system. Several new ChoiceDek products, the Eden (tropical exotic) series in particular, were only recently introduced into the marketplace. Additionally, a new interactive ChoiceDek website was recently introduced at www.choicedek.com.
     Our marketing initiative to expand MoistureShield decking sales is proving expensive yet successful, and MoistureShield sales are running ahead of second quarter 2007, up 25%. We will continue to add distribution and refine markets over the year with the goal of having nationwide distribution. We are currently operating in a very tough market; however, we believe our green building niche allows distributors to balance their product lines. We look for continued growth of this product line over time, assuming no further deterioration in the remodeling industry. This product line serves a market that is far larger than the do-it-yourself home improvement segment - professional contractors and deck builders. We believe the green building certification of the MoistureShield decking line also addresses a growing niche in the market.
     We have also initiated a marketing effort for international export sales with a major emphasis on China. Through our distributor, we are currently setting up distribution, and a series of additional orders have recently been shipped. We are placing a major emphasis on increasing international sales in 2008.
     We are focused on customer service, and are working to positively resolve customer issues. In particular, we maintain a fully staffed customer service department, including a customer service hotline that is attended seven days a week during the building season.
ChoiceDek Brand Acquisition and Transition
     Since 1995, we have sold decking to Weyerhaeuser, which has been distributed and resold to other customers. In 1998 several regional Weyerhaeuser customer service centers began selling ChoiceDek to Lowe’s Home Improvement Warehouses, and in 2001 ChoiceDek was selected by Lowe’s for an exclusive nationwide program. In 2005, AERT and Weyerhaeuser were selected as Lowe’s Vendors of the Year for Lumber. Retail sales of ChoiceDek through Lowe’s have exceeded $500 million since Lowe’s began carrying the ChoiceDek brand. Weyerhaeuser currently purchases and inventories ChoiceDek throughout the country, and provides marketing and distribution support to Lowe’s. As the program has matured and competition has increased, Lowe’s now desires to work directly with AERT to streamline the channel.
     Our purchase agreement with Weyerhaeuser will end on December 31, 2008, and AERT will begin a new era selling composite decking products as the composite vendor of record with Lowe’s beginning January 1, 2009. The new agreement will be for two years with annual options to extend upon consent of both parties. We will outsource logistics with nationwide logistics partners that currently work with Lowe’s. We will work with Weyerhaeuser on an inventory transition plan, whereby Weyerhaeuser ChoiceDek inventories will be sold down or purchased by AERT between October 2008 and January 2009. At the same time, AERT will begin building and financing inventory for the 2009 Lowe’s program. In consideration of settling the class action lawsuit and selling and/or purchasing Weyerhaeuser’s remaining inventory, AERT will acquire the ChoiceDek trademark and website from Weyerhaeuser during 2009 to continue with the national Lowe’s composite decking program.
Costs
     Our gross and operating margins declined in second quarter 2008 compared to second quarter 2007, and selling and administrative costs increased significantly. The major increases in selling and administrative costs were marketing, compensation and benefits, and customer service costs. We are finishing the second phase of a new enterprise resource planning system to help with efficiency and to provide better information. We initiated an aggressive marketing campaign for our MoistureShield line of decking products, which significantly increased our selling and administrative expenses compared to prior periods. This increase is not expected to remain in subsequent periods, as several significant advertising expenditures occurred during the quarter. The marketing campaign involved hiring a national advertising agency and upgrading our marketing and sales program. Significant national advertising was initiated in print media such as Better Homes & Gardens magazine. We also expended approximately $583,000 during the quarter for customer service and to address customer issues. Additionally, we have recorded charges of approximately $5 million during the quarter for the expected settlement of a class action lawsuit (see Legal Proceedings). During the quarter, we finished manufacturing upgrades and repairs that were intended to improve our operating efficiencies. Also, we have taken steps to reduce overhead, including a corporate staff reduction of 30 people at the beginning of the third quarter. Additionally, our board of directors reduced their compensation by suspending indefinitely their annual awards of restricted stock. It is our intent to complete our restructuring plans and regain respectable margins during the first quarter of 2009.
Current Business Environment
     The homebuilding and remodeling business is currently depressed and undergoing a shakeout. The composite decking business is primarily remodeling or upgrading homes, and continues to evolve. We believe the following factors will drive AERT’s business in the remainder of 2008 and into 2009.
Sales
A Focus on Building Green
     The composite decking business is continuously evolving. The technology used to manufacture wood/plastic boards has advanced significantly over the last four years and many contemporary products have much improved aesthetics. Going forward, it will be important for AERT to continue to innovate and keep in close touch with consumer trends and to upgrade its products. From 2001 until 2007, Lowe’s Home Improvement stores have carried our Weyerhaeuser ChoiceDek products exclusively in the composite decking category and continue to be our principal customer. Approximately 500 Lowe’s stores also carry multiple color selections. Lowe’s markets ChoiceDek in its advertising. Lowe’s started carrying additional, though higher priced, decking brands in 2007 and 2008, which could limit the growth that ChoiceDek has enjoyed the last four years. However, our ChoiceDek decking sales model will focus on the elasticity of demand and value to the consumer. Lowe’s is broadening the decking category and adding more accessories and products as it attempts to broaden its customer base and attract more customers into its stores. Lowe’s is projected to add 100+ stores in 2008, although some store saturation may occur. The ChoiceDek website, www.choicedek.com, has recently been upgraded, displaying a new interactive look. With the increasing price differential between wood and many competitor composites, we believe increased sales opportunity exists at more competitive price points.

     As manufacturing technology and aesthetics of composite decking improve, market trends are also shifting. Consumers are demanding more variety and selection compared to prior periods as construction of multi-color decks and matching accessories appears to be increasing. Consumers are increasingly evaluating how products are made and the impact they have on the environment. Also, the evolution toward a more natural wood look appears to be increasing on the higher end of the market, while decreasing wood prices have widened the price differential on the lower end. We introduced a smaller profile deck board under the BasicsTM brand, targeted to a wood upgrade segment for light residential construction, with two additional color selections available that more closely resemble wood. The Basics brand offers a more competitive price point than brands sold by our competitors. Additionally, we are introducing a new style packaged handrail kit that offers an improved wood look. We believe the introduction of this product line will allow us to broaden our customer base and appeal to a wider market segment than in prior periods. The MoistureShield decking introduction is targeted toward the commercial contractor lumberyard, which provides service to large repeat customers. Most of these large customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers away from competing products to our brands such as MoistureShield or ChoiceDek. Thus, a significant marketing effort was initiated, and will continue throughout 2008. The marketing program is aimed at converting commercial remodeling and deck contractors to our products with a focus on “green” building and value, while attaining nationwide distribution for MoistureShield products.
     With difficult conditions facing the decking market, AERT is differentiating its products through a combination of green building products, quality, and outstanding customer service at a low price point. We believe we are positioned to increase market share; however, gaining market share is a costly endeavor and maintaining our low cost model will restrict our ability to regain previous profit margins over the remainder of this year until the class action claims issues are finalized, the ChoiceDek inventory transition with Weyerhaeuser is complete and our Watts, Oklahoma project becomes operational.
     We have focused on providing new products with enhanced features and looks for 2009. In addition to new handrail kits and decking options, we are also looking to offer a new line of fencing, decking floor tiles, and improved special order functions. We are also preparing to introduce a new fire rated deck board into the marketplace.
     We have invested significantly in plastic recycling infrastructure over the last several years. As technology has improved so have the aesthetics of our products, which are overwhelmingly comprised of recycled materials. Green building is an ever increasing trend and we intend to continue capitalizing on that trend in 2008. We are a member of the U.S. Green Building Council and support Leadership in Energy and Environmental Design (LEED®) construction standards and practices.
     New regional building products distributors have begun carrying MoistureShield decking this year and sales through the second quarter were $6 million. We recently announced at the International Builders Show in February, 2008 the introduction of a new line of cedar based organic decking products to be introduced under the MoistureShield Juniper Collection. These products were recently selected by Professional Builder Magazine as one of the year’s 100 best new products. We have also introduced a new matching handrail kit. For additional information, go to www.moistureshield.com. There has also been strong interest in our new LifeCycle fencing products. These products are currently being launched with several large contractors. We expect that these factors will continue to drive AERT sales. The MoistureShield website, www.moistureshield.com, has also been updated and features a deck design tool.
Costs
     The cost of raw materials increased in the second quarter 2008 compared to the second quarter of 2007. We continue to focus on improving efficiencies. Natural gas and petroleum prices are near record levels and the costs of our high density polyethylene feedstocks are up 29% compared to a year ago. We have also closed our Alexandria, LA facility and consolidated equipment at Lowell, AR to reduce costs. We took a one time charge of $483,522 during the first quarter for asset impairment as we plan to transfer some of our Junction, TX manufacturing assets to other locations where they will be more productive, while leaving other assets at the facility to be used for raw material processing in the future. The impairment relates primarily to assets that we may not use in future operations. We are utilizing this period to further refine and streamline our manufacturing overhead and reduce costs by moving towards a bulk plastic system.
     Over the last year, AERT has invested substantially in laboratory, analytical, processing and blending equipment at its Lowell, Arkansas facilities aimed at increasing our utilization of lower grades and cheaper polyethylene feedstocks. We believe that with the implementation of these new systems, we can continue to reduce costs and work to further improve our margins. The Watts, OK facility is designed to utilize lower cost plastics which are presently not recycled by being able to wash, identify and reformulate them. It is also designed to allow us to initiate sales of recycled plastic to third parties, thus allowing for less customer concentration in the future.

     The slowdown in the building products industry has dealt a harsh blow to cabinet and hardwood flooring manufacturers, from whom we acquire scrap wood fiber. The use of wood pellets as an alternative fuel source has also grown in the last few years. These two forces are acting to raise the cost of our wood raw materials.
Improving Plastic Recycling Efficiencies
     We recently hired a new president with extensive manufacturing and large scale operations experience. We previously initiated and implemented a cost reduction plan whereby certain less efficient facilities were consolidated or closed down, primarily Junction, TX, Tontitown, AR, and Alexandria, LA. With the relocation of our Alexandria, LA plastic recycling equipment to Lowell, AR, we are also beginning the relocation of the existing Springdale, AR plastic recycling operations to Lowell, AR, eliminating further labor and overhead. In addition, we intend to transfer some of the existing plastic recycling equipment in our Springdale facility to the new Watts, OK facility. Combining our Lowell and Springdale plastic recycling functions should result in significant cost savings. In addition, the Watts facility, once commercially operational, is projected to reduce costs significantly, in addition to allowing for sales of recycled plastic resin to third party manufacturers.
Implementing the Plan
     In December of 2007, we completed financing and during the quarter ended March 31, 2008 initiated construction towards a state-of-the-art polyethylene film reclamation and recycling facility near Watts, Oklahoma in conjunction with the State of Oklahoma, the Cherokee Nation, and, as our debt financing source, Allstate Investments. That facility is being constructed in conjunction with upgrades to the road and sewer system of Adair County and the City of Watts, Oklahoma. The facility is designed and intended to recycle large sources of polyethylene films which are currently not being recycled, and which can be acquired for reduced costs. Work on this facility is under way, and the facility is projected to be constructed in 2008 and to be operational in early 2009.
     With increased petrochemical prices, the cost of easy to recycle sources of plastic scrap, such as milk jugs, has increased significantly. With competition from overseas, prevailing prices of “easy to access” recyclable plastics have risen to the point that we must increase our efficiencies and find new, lower cost sources of raw materials. Initial permitting for the new Oklahoma recycling facility has been filed and is pending final approval. We expect to commence site building construction during the third quarter of 2008. We are also working to assist the City of Watts, Oklahoma, in conjunction with the East Oklahoma Development District and the Cherokee Nation, in upgrading its sewer treatment system for use by this project. A related party has provided a favorable ground lease for additional wastewater application, and the Cherokee Nation has provided in excess of $120,000 to date for engineering fees to upgrade the system.
Management Focus for 2008 and Early 2009
•	Positively resolve class action allegations

•	Acquire ChoiceDek brand from Weyerhaeuser

•	Transition into long term purchase agreement with Lowe’s Home Improvement Warehouse

•	Refinance into larger working capital line of credit

•	Implement outsourced transportation and logistics function for Lowe’s VMI

•	Streamline and refine new enterprise resource planning system to improve management information

•	Introduce new ChoiceDek products for 2009 and work with individual stores to increase sales and selection of new products

•	Push MoistureShield decking & accessories product line and LifeCycle fencing products into nationwide distribution

•	Introduce new embossed handrail kits and products

•	Introduce new fire rated products

•	Decrease operating costs relative to sales revenue
o	Reduce raw material costs
▪	Streamline and combine plastic recycling overhead

▪	Implement bulk handling system

▪	Construct and start up Watts facility

▪	Improve raw materials purchasing strategies
o	Reduce general and administrative overhead expenses to match growth rate
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
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
          The following table sets forth selected information from our statements of operations.

	Three Months Ended June 30,
	2008	% Change	2007
Net sales	$25,077,639	-2.2%	$25,638,289
Cost of goods sold	21,649,546	0.0%	21,648,487
% of net sales	86.3%	1.9%	84.4%
Estimated liability for claims resolution from class action settlement	2,416,500	*	—
% of net sales	9.6%	9.6%	0.0%

Gross margin	1,011,593	-74.6%	3,989,802
% of net sales	4.0%	-11.6%	15.6%
Selling and administrative costs	5,718,474	41.4%	4,044,282
% of net sales	22.8%	7.0%	15.8%

Operating loss	(4,706,881)	8539.6%	(54,480)
% of net sales	-18.8%	-18.6%	-0.2%
Other income (expense)
Estimated legal and notice costs from class action settlement	(2,500,000)	*	—
Late registration fees	(669,355)	*	—
Net interest expense	(1,058,094)	10.3%	(958,894)

Loss before accrued dividends on preferred stock and taxes	(8,934,330)	781.6%	(1,013,374)
% of net sales	-35.6%	-31.6%	-4.0%
Accrued dividends on preferred stock	(200,000)	*	—

Loss before income taxes	(9,134,330)	801.4%	(1,013,374)
% of net sales	-36.4%	-32.4%	-4.0%
Net income tax benefit	(1,388,136)	120.5%	(629,455)
% of net sales	-5.5%	-3.0%	-2.5%

Net loss applicable to common stock	$(7,746,194)	1917.7%	$(383,919)
% of net sales	-30.9%	-29.4%	-1.5%

*	Not meaningful as a percentage change.
Net Sales
     Net sales for the second quarter ended June 30, 2008 were lower than the second quarter 2007 primarily because of our exit from painted window components and reduction in door rail sales for new home construction. OEM sales were down 48% compared to second quarter 2007. However, second quarter 2008 total decking sales were slightly higher than last year. MoistureShield decking sales were up as a result of our aggressive plans to diversify our customer base and gain market share. ChoiceDek decking sales were down 4% compared to second quarter 2007. Maintaining decking sales increases throughout 2008 could be difficult under current economic conditions and with our transition to selling direct to Lowe’s instead of selling through our current distributor, Weyerhaeuser Company, to Lowe’s.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, increased to 96% for the quarter ended June 30, 2008. Decreases in raw material and labor costs in the quarter were more than offset by an increase in manufacturing overhead, which was primarily due to an accrual of $2.4 million for estimated claims resolution costs arising from our expected settlement of a class action lawsuit. Excluding the claims accrual, cost of goods sold was roughly equivalent in the quarters ending June 30, 2008 and 2007.

     Gross margin decreased to 4% in second quarter 2008 from 16% in 2007 due primarily to the lawsuit accrual.
Selling and Administrative Costs
     Selling and administrative costs increased approximately $1.7 million in second quarter 2008 from second quarter 2007 to 22.8% of sales, up from 15.8%. The categories of compensation and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up approximately 78% of total selling and administrative expenses in second quarter 2008. Advertising and promotion expenditures were up approximately $700,000, or 153%, in second quarter 2008 compared to 2007, due primarily to our MoistureShield marketing campaign. Compensation and benefits increased in the second quarter of 2008 by approximately $549,000 over the second quarter of 2007. Recently announced staffing and other overhead cuts were not reflected during this period, but will be reflected in subsequent periods. Legal fees recorded during the quarter associated with the class action allegations were $401,000.
Other Expenses
     In the second quarter of 2008, we accrued a one time charge of approximately $670,000 for penalties related to the late registration of shares underlying our preferred stock offering that took place in the fourth quarter of 2007. We are currently working to finish the registration statement. Additionally, we accrued $2.5 million for costs we expect to incur in connection with a pending class action lawsuit settlement. Included in the $2.5 million are plaintiffs’ attorney fees of $1.75 million and costs to send notice to the class of $750,000.
Earnings
     We incurred a loss from operations of $4.7 million in the second quarter of 2008 compared to a loss of $54,000 in the second quarter of 2007. The increased loss is due primarily to the accrual of estimated costs of $5 million for the expected settlement of a class action lawsuit and the increase in marketing costs of approximately $700,000. Our net loss for second quarter 2008 was $7.7 million, compared to a net loss for second quarter 2007 of approximately $384,000. In addition to the lawsuit and marketing costs discussed above, the accrual of approximately $670,000 for late registration penalties contributed to the increase in net loss for the quarter.
Non-recurring Charges
     We recorded the following non-recurring charges in the second quarter of 2008:
•	Approximately $5 million in estimated costs associated with the expected settlement of a class action lawsuit

•	Approximately $670,000 for late registration penalties associated with our fourth quarter 2007 preferred stock offering
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The following table sets forth selected information from our statements of operations.

	Six Months Ended June 30,
	2008	% Change	2007
Net sales	$54,440,987	13.0%	$48,175,590
Cost of goods sold	45,163,135	9.2%	41,347,336
% of net sales	83.0%	-2.8%	85.8%
Estimated liability for claims resolution from class action settlement	2,416,500	*	—
% of net sales	4.4%	4.4%	0.0%

Gross margin	6,861,352	0.5%	6,828,254
% of net sales	12.6%	-1.6%	14.2%
Selling and administrative costs	11,807,530	49.1%	7,920,754
% of net sales	21.7%	5.3%	16.4%
Loss from fixed asset impairment	483,522	*	—
% of net sales	0.9%	0.9%	0.0%

Operating loss	(5,429,700)	397.0%	(1,092,500)
% of net sales	-10.0%	-7.7%	-2.3%
Other income (expense)
Estimated legal and notice costs from class action settlement	(2,500,000)	*	—
Late registration fees	(669,355)	*	—
Net interest expense	(2,312,246)	28.9%	(1,793,355)

Loss before accrued dividends on preferred stock and taxes	(10,911,301)	278.1%	(2,885,855)
% of net sales	-20.0%	-14.0%	-6.0%
Accrued dividends on preferred stock	(400,000)	*	—

Loss before income taxes	(11,311,301)	292.0%	(2,885,855)
% of net sales	-20.8%	-14.8%	-6.0%
Net income tax benefit	(2,147,239)	61.4%	(1,330,277)
% of net sales	-3.9%	-1.1%	-2.8%

Net loss applicable to common stock	$(9,164,062)	489.1%	$(1,555,578)
% of net sales	-16.8%	-13.6%	-3.2%

*	Not meaningful as a percentage change.
Net Sales
     Net sales for the first half of 2008 increased 13% over the first half of 2007. MoistureShield decking sales were up 21% in first half 2008 compared to first half 2007 as a result of our aggressive plans to diversify our customer base. ChoiceDek decking sales increased 17% compared to 2007. ChoiceDek sales constitute the largest share of total decking sales, and overall decking sales were up 18% compared to first half 2007. OEM sales were down 46% compared to first half 2007 due to the slowdown in new home construction, and our exit from the primed window component business.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, increased to 87.4% for the first half of 2008 from 85.8% for the first half of 2007. Labor costs were down as a percent of sales as we ceased operations at our Texas and Louisiana facilities in the fourth quarter of 2007. Raw material costs were lower in the first half of 2008 due to the streamlining of our facilities and our utilization of lower cost plastics. Manufacturing overhead costs increased substantially in first half 2008 due primarily to an accrual of $2.4 million for estimated claims resolution costs arising from our expected settlement of a class action lawsuit and an increase in depreciation expense related to the startup of our Springdale South manufacturing facility in late May 2007.
     As a result of the above cost increases, gross profit margin decreased to 12.6% for first half 2008 from 14.2 % in the comparable period of 2007.
Selling and Administrative Costs
     Selling and administrative costs were up $3.9 million in first half 2008 compared to first half 2007, a 49% increase. Selling and administrative costs were 21.7% of first half 2008 sales, up from 16.4% in the first half of 2007. The categories of compensation and benefits, advertising and promotion, professional fees, travel and entertainment, and commissions together made up 80% of total selling and administrative expenses in first half 2008. Advertising and promotion expenditures were up $2 million due primarily to our MoistureShield marketing campaign. Compensation and benefits increased in the first half of 2008 by approximately $1.2 million over the first half of 2007. Legal fees recorded during the first half of 2008 associated with the class action allegations were $697,000.
Earnings
     We incurred a loss from operations of $5.4 million in first half 2008 compared to an operating loss of $1.1 million in first half 2007. Our net loss for first half 2008, including one time charges of $6.3 million related to our lawsuit, late registration penalties and asset impairment, was $9.2 million, compared to a net loss for first half 2007 of approximately $1.6 million.
Liquidity and Capital Resources
     Unrestricted cash increased approximately $592,000 to $2.3 million at June 30, 2008 from December 31, 2007. Significant components of that increase were: (i) cash provided by operating activities of $6.4 million, which consisted of the net loss for the period of $9.2 million increased by depreciation and amortization of $3.0 million and increased by other sources of cash or non-cash charges of $12.6 million; (ii) cash used in investing activities of approximately $1.3 million; and (iii) cash used in financing activities of $4.5 million. Payments on notes during the period were $4.1 million. Net payments on our line of credit were approximately $900,000 during the first half of 2008. At June 30, 2008, we had bonds and notes payable in the amount of $45.4 million, of which $18.8 million was current notes payable and the current portion of long-term debt.
     Accounts receivable increased $4.2 million from $1.8 million at December 31, 2007 to $6.0 million at June 30, 2008. The increase is due to the seasonal nature of our business, in that sales are lower in the winter months and peak in the summer months, causing us to carry a larger average balance of receivables during the spring and summer. The same seasonality is responsible for our decrease in inventories from $23.6 million to $14.6 million. We build inventory in the winter months while sales are slower and sell the inventory in the spring and summer months. Our deferred tax asset increased $2.1 million due to additional loss carryforwards accumulated as a result of our loss for the six months ended June 30, 2008.
     The current maturities of our long-term debt decreased $3.7 million in the first six months of the year primarily for the following reasons:
•	Payment of remaining balance of our Regions Bank loan – approximately $1 million

•	Payments on our 19.75% Allstate loan – $1.8 million

•	Payment on our Series 2008 bonds as part of the first quarter refinancing of those bonds – $590,000
     Our accruals related to the expected settlement of a class action lawsuit are discussed in detail in Part II. Item 1. Legal Proceedings.
     In June 2008, we extended our bank line of credit with Liberty Bank of Arkansas to September 15, 2008. As part of the extension, the interest rate on the line of credit was changed from a variable rate equal to the prime rate plus 1% to a fixed rate of 7.5%. Additionally, the maximum amount that can be borrowed under the line of credit at one time was decreased from $15 million to $12 million. We are currently working to replace the Liberty Bank line of credit with a larger line of credit, and do not expect to renew our current line of credit at the September 2008 maturity date. The line of credit is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment. The maximum amount that may be drawn on the line at one time is the lesser of $12 million and the borrowing base. We had no funds available to borrow on the line at June 30, 2008. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks. The credit facility includes debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.
     We are currently seeking a larger credit facility to allow us to finance more finished goods inventory in the future in order to grow our business and better compete in the current environment, and are currently exploring and negotiating for other sources of senior secured debt financing of up to $25 million and unsecured subordinated debt financing of up to $65 million. There can be no assurance that we will be successful in acquiring additional financing, that we will be able to acquire financing on favorable terms or that additional equity capital will not be required in conjunction with the larger credit facility. The result of not obtaining additional financing would severely restrict our ability to operate our business.

     On December 20, 2007, we closed a $13.5 million bond financing to fund the construction of a plastic waste mining and reclamation facility near Watts, Oklahoma. When built, the facility is expected to significantly reduce our raw material costs and assure a more stable supply of plastics raw materials. In addition, the plant has the potential of producing new products for sale in the world plastics market, thereby generating additional revenue streams for us. The facility is expected to be operational in early 2009.
     The Adair County, Oklahoma Industrial Authority Solid Waste Recovery Facilities Revenue Bonds, Series 2007 were issued by the County as tax-exempt limited revenue obligations, with the proceeds loaned to us for the development of the Oklahoma facility. The loan is a direct financial obligation, and the bonds are payable solely from the loan payments. The bonds were issued in an aggregate principal amount of $13,515,000. The Series 2007 bonds will mature December 15, 2023 and begin amortizing pursuant to annual sinking fund payments beginning on December 15, 2009 (a $500,000 sinking fund payment is due on that date). The bonds bear interest at a fixed interest rate of 8.0% per annum. The offering was underwritten by Gates Capital Corporation and the bonds were purchased by Allstate Investments, LLC, the investment management subsidiary of Allstate Insurance Company.
     The bonds are secured, in parity with other existing indebtedness to Allstate under a 2008 bond issue and a $5.0 million May 2007 loan, by mortgages on our facilities in Junction, Texas, and Springdale and Lowell, Arkansas, and a leasehold mortgage on our new Oklahoma facilities.
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
     The Series 2008 Bonds were issued in an aggregate principal amount of $10.61 million, bear interest at a rate of 8% per annum and, subject to annual sinking fund obligations beginning on December 15, 2009 (a $390,000 sinking fund payment is due on that date), mature on December 15, 2023.
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
     As a condition to the purchase of the Series 2008 Bonds by Allstate, we were required to make an $800,000 prepayment of a taxable note on the date of issue of the bonds. The remaining $1,800,000 principal balance of the taxable note was due and payable on May 1, 2008. In April 2008, we paid $1 million on the note, and received an extension to July 2008 to repay the remaining $800,000, which was later extended to October 2008. In connection with the issuance of the Series 2008 Bonds, we also repaid a loan with a remaining balance of approximately $1.0 million to Regions Bank without prepayment penalty.
     Under our bond agreements, AERT covenants that it will maintain certain financial ratios. If we fail to comply with the covenants, or to secure a waiver therefrom, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy.
     We were not in compliance with the debt service coverage, current ratio and accounts payable covenants as of June 30, 2008. The bond trustee waived the debt service coverage covenant as of June 30, 2008 through, and including, October 1, 2008, and waived the current ratio and accounts payable covenants as of June 30, 2008 through, and including, July 1, 2009. Our line of credit contains all of the financial covenants listed below. None of our other loans contain financial covenants.
     Our Allstate notes payable have cross-default provisions that caused them to be in technical default at June 30, 2008 due to our noncompliance with the loan covenants discussed above. The covenants waived above were also waived by Allstate Investments, the investor in the bonds, for the notes payable.

Bonds payable and Allstate Notes Payable Debt Covenants	June 30, 2008	Compliance

Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	-2.88	No – waived
Current ratio of not less than 1.00 to 1.00	0.85	No – waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	21.9%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	7.4%	Yes
     Our capital improvement budget for the remainder of 2008 is currently estimated at $500,000, excluding the Watts, Oklahoma plastic recycling facility project.
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
Item 4. Controls and Procedures.
     Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief accounting officer and controller, Eric Barnes, who is our acting principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of June 30, 2008 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that, as a result of material weaknesses in our internal control over financial reporting as of June 30, 2008, as previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2007 fiscal year, as amended on Form 10-K/A, our disclosure controls and procedures were not effective as of June 30, 2008.
     Our management identified three material weaknesses in our internal control over financial reporting as of June 30, 2008. Management concluded that we did not have an adequate process in place to assess potential impairment of fixed assets, that our inventory costing system was not adequately documented nor were there adequate procedures for an independent review of the costing analysis to ensure completeness and accuracy of the calculated costs, and that we, at the entity level, have not properly allocated resources to ensure that necessary internal controls are implemented and followed throughout the Company. There can be no assurance at this time that the actions taken to date will effectively remediate the material weaknesses.
     During the quarter ended June 30, 2008, except in connection with actions we are taking to remediate the material weakness in our internal control discussed above, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings
Class Action Lawsuits
     On February 26, 2008, plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew stains on their decks (Pelletz v. Weyerhaeuser Company, Advanced Environmental Recycling Technologies, Inc. and Lowe’s Companies, Inc. pending in U.S. District Court, Western District of Washington at Seattle). The plaintiffs originally sued AERT, Weyerhaeuser Company, and Lowe’s Companies, Inc., asserting causes of action for alleged violations of the Washington Consumer Protection Act and other state consumer protection acts, breach of implied warranty of merchantability, breach of express warranty, and violations of the Magnuson-Moss Warranty Act.
     On March 10, 2008, unrelated plaintiffs filed a similar purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew stains on their decks. (Joseph Jamruk et al vs. Advanced Environmental Recycling Technologies, Inc. and Weyerhaeuser Company in U.S. District Court, Western District of Washington.) The plaintiffs sued AERT and Weyerhaeuser Company, asserting causes of action for actionable misrepresentation, alleged violations of the Washington Consumer Protection Act, unjust enrichment, and breach of express warranty.
     On May 19, 2008, plaintiffs filed a consolidated complaint and requested the following relief in their consolidated master amended class action complaint:
•	An order certifying the proposed class, designating plaintiffs as named representatives of the class, and designating their attorneys as class counsel;

•	An order enjoining defendants from using deceptive advertising, marketing, distribution, and sales practices with respect to ChoiceDek and to remove and replace plaintiffs’ and class members’ decks with an alternative decking material of plaintiffs’ and class members’ choosing;

•	An award to plaintiffs and the class of an undisclosed amount of compensatory, exemplary, and statutory damages, including interest thereon, to be proven at trial;

•	A declaration that defendants must disgorge, for the benefit of the class, all or part of the profits they received from the sale of ChoiceDek, or to make full restitution to plaintiffs and the members of the class;

•	An award of an undisclosed amount of attorneys’ fees and costs;

•	An award of an undisclosed amount of pre-judgment and post-judgment interest; and

•	Such other or further relief as may be appropriate under the circumstances.
     On or before June 17, 2008, the parties notified the court that a memorandum of understanding had been reached in regard to a compromise and settlement.   The parties are in the process of finalizing a formal class action settlement agreement and anticipate submitting the finalized settlement agreement for preliminary approval to the court on or before August 21, 2008.  It is anticipated that decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 which was manufactured before October 1, 2006 before a mold inhibitor was included in the manufacturing process, will be covered under this settlement.
     As part of the proposed settlement, we will take over marketing and discontinue using the terms “minimum maintenance,” “low maintenance,” “easy to maintain,” or “virtually maintenance free” in our marketing materials.  We will publish and provide additional cleaning instructions on our website to assist customers with cleaning their decks.
     It is also contemplated that we will self-administer a claim resolution process whereby various forms of relief will be offered to deck owners who file a claim within six months of when the settlement becomes final and unappealable. AERT will provide national notice to customers and establish a special call center and web site for customers.  The claim resolution process will also allow customers to file a claim in the claim resolution process and, if eligible, to receive relief such as deck cleanings and applications of a mold inhibitor, gift cards for use at Lowe’s, replacement materials, and/or refunds under certain criteria.  An arbitration provision is also included for disputes arising from the claim resolution process.

     As such, AERT has accrued an estimated $5 million in costs associated with the upcoming settlement.  The estimate includes $2.4 million for the claim resolution process, $225,000 to be paid to the Company’s attorneys, $750,000 for costs to provide notice to the class, and $1.75 million for plaintiffs’ attorney fees to be paid over 2008 and 2009.  It is anticipated that the  claim resolution process will have  an annual cost limitation to AERT of $2,000,000 in 2008 (exclusive of amounts incurred in 2008 to resolve claims prior to the settlement), $2,750,000 in 2009, $2,750,000 in 2010, and if necessary, $2 million per year thereafter until the claim resolution process is completed.
AERT vs. American International Specialty Lines Insurance Co.
     On April 18, 2008 AERT filed a Declaratory Judgment Action in the District Court of Dallas County Texas, 134th Judicial District seeking a ruling requiring the Company’s liability carrier to provide a defense in its class action case. The Company’s carrier, American International Specialty Lines Insurance Company, had previously denied coverage for this action. The suit was recently removed from State Court and is pending in the United States Federal District Court for the Northern District of Texas, Dallas Division.
Energy Unlimited, Inc. vs. AERT, Inc.
     This case originally started as a suit on account by Energy Unlimited, Inc. against AERT to collect the balance it asserts to be owed on work performed on the Springdale South facility material handling and drying systems. The claim was in the original amount of $196,868.60. AERT contends that the design and installation by Energy Unlimited Inc. was faulty resulting in a series of explosions and the subsequent need to undertake refabrication of the material handling and drying system. AERT has filed a counter claim for its out of pocket loss relating to an explosion occurring on April 2, 2007 and for the cost to fix and complete the material handling and drying systems properly in the amount of $1.2 million. The case has been set for trial beginning March 9, 2009. AERT intends to vigorously defend the initial claim and pursue its counter claim based on the faulty design, improper installation, and serious safety defects of the material handling and drying systems by Energy Unlimited, Inc.
Other Matters
     AERT is involved from time to time in other litigation arising from the normal course of business. In management’s opinion, this other litigation is not expected to materially impact our results of operations or financial condition.
Item 1A. Risk Factors.
     There have been no significant changes during the second quarter of 2008 to risk factors presented in our 2007 Annual Report on
Form 10-K, as amended on Form 10-K/A.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our 2008 annual meeting of stockholders on July 24, 2008. The following matters proposed by the board of directors were voted upon at that meeting.

     Proposal 1: The stockholders approved the proposal to elect to the board of directors each of the nominees listed below.

Nominees	Votes For	Votes Withheld

Joe G. Brooks	30,988,474	1,777,095
Stephen W. Brooks	30,999,130	1,766,439
Jerry B. Burkett	31,246,586	1,518,983
Edward P. Carda	31,263,942	1,501,627
Tim W. Kizer	31,272,031	1,493,538
Peter S. Lau	31,266,512	1,499,057
Sal Miwa	31,265,231	1,500,338
Jim Robason	30,614,049	2,151,520
Michael M. Tull	30,972,186	1,793,383

Proposal 2: The stockholders approved the proposal to ratify the appointment of the independent public accounting firm of Tullius Taylor Sartain and Sartain.

For	Against	Abstain

33,270,584	72,913	77,327

     Proposal 3: The stockholders approved the proposal for a possible issuance of common stock equal to 20% or more of the common stock outstanding before an October 2007 private placement for less than the greater of book or market value of the stock.

For	Against	Abstain

31,013,170	1,314,540	1,093,113

     Proposal 4: The stockholders approved to amend the Certificate of Designation to change the voting rights of the Company’s Series D preferred stock to conform such voting rights to the policies of the NASDAQ stock market.

For	Against	Abstain

31,181,812	1,135,666	1,103,345

     Proposal 5: The stockholders approved to amend the Company’s Certificate of Incorporation to authorize only holders of preferred stock affected by a proposed change to vote on matters relating only to changes to the terms of any outstanding series of preferred stock.

For	Against	Abstain

31,359,174	1,771,924	289,726

Proposal 6: The stockholders approved to amend the Company’s Certificate of Incorporation to increase the authorized number of shares on Class A common stock.

For	Against	Abstain

31,016,946	1,315,685	1,088,193

Proposal 7: The stockholders approved a reverse stock split.

For	Against	Abstain

31,043,584	1,383,212	994,028

     Proposal 8: The stockholders approved the 2008 non-employee director equity incentive plan.

For	Against	Abstain

32,000,352	1,222,100	198,371
     Proposal 9: The stockholders approved the 2008 Key Associate and Management Equity Incentive Plan.

For	Against	Abstain

32,019,119	1,175,386	226,319
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
Joe G. Brooks,
Chairman and Chief Executive Officer (principal executive officer)

/s/ Eric Barnes
Eric Barnes,
Chief Accounting Officer and Controller (acting principal financial officer and principal accounting officer)
Date: August 18, 2008

Index to Exhibits

Exhibit
Number	Description

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman and chief executive officer.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s controller and chief accounting officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman and chief executive officer.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s controller and chief accounting officer.