Form 10-Q
period 2008-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2008-11-10
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2008, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 47,423,680 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,389,902	$1,716,481
Restricted cash	10,580,408	11,461,950
Restricted certificate of deposit	—	871,468
Trade accounts receivable	3,500,442	1,803,168
Other accounts receivable	173,511	63,453
Inventories	13,339,663	23,622,586
Prepaid expenses	1,299,575	892,462

Total current assets	30,283,501	40,431,568

Land, buildings and equipment:
Land	1,988,638	1,988,638
Buildings and leasehold improvements	10,008,257	10,008,257
Machinery and equipment	52,233,729	51,690,169
Transportation equipment	1,235,126	1,148,046
Office equipment	2,021,475	1,169,213
Construction in progress	5,659,960	4,218,303

Total land, buildings and equipment	73,147,185	70,222,626
Less accumulated depreciation	34,810,978	31,380,005

Net land, buildings and equipment	38,336,207	38,842,621

Other assets:
Deferred tax asset	12,301,374	8,851,412
Debt issuance costs, net of accumulated amortization of $1,286,154 at September 30, 2008 and $1,052,949 at December 31, 2007	3,397,320	3,042,645
Debt service reserve fund	2,412,500	3,391,500
Other assets, net of accumulated amortization of $442,740 at September 30, 2008 and $421,310 at December 31, 2007	338,912	361,557

Total other assets	18,450,106	15,647,114

Total assets	$87,069,814	$94,921,303

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable — trade	$9,704,959	$9,274,134
Accounts payable — related parties	535,865	350,882
Current maturities of long-term debt	5,878,335	9,582,145
Current maturities of capital lease obligations	207,559	224,840
Accruals related to expected settlement of class action lawsuit	5,594,784	—
Other accrued liabilities	6,423,642	6,084,345
Working capital line of credit	11,175,254	12,303,378
Notes payable	783,200	385,229

Total current liabilities	40,303,598	38,204,953

Long-term debt, less current maturities	25,933,557	25,707,959
Capital lease obligations, less current maturities	640,198	796,305

	26,573,755	26,504,264

Accrued dividends on convertible preferred stock	336,958	136,957

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 788,182 and 757,576 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	7,882	7,576
Class A common stock, $.01 par value; 100,000,000 shares authorized; 46,364,664 and 46,314,250 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	463,647	463,143
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at September 30, 2008 and December 31, 2007	14,655	14,655
Warrants outstanding; 3,787,880 at September 30, 2008 and December 31, 2007	1,533,578	1,533,578
Additional paid-in capital	51,727,966	50,872,462
Accumulated deficit	(33,892,225)	(22,816,285)

Total stockholders’ equity	19,855,503	30,075,129

Total liabilities and stockholders’ equity	$87,069,814	$94,921,303

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$18,633,941	$25,237,430	$73,074,928	$73,413,020
Cost of goods sold	16,302,497	23,172,267	61,465,632	64,519,603
Estimated liability for claims resolution from class action settlement	453,284	—	2,869,784	—

Gross margin	1,878,160	2,065,163	8,739,512	8,893,417
Selling and administrative costs	4,361,123	4,180,787	16,183,937	12,101,541
Loss from fixed asset impairment and disposition	127,622	—	595,860	—

Operating loss	(2,610,585)	(2,115,624)	(8,040,285)	(3,208,124)

Other income (expense):
Estimated liability from expected class action settlement	—	—	(2,500,000)	—
Late registration fees	(12,904)	—	(682,259)	—
Interest income	(88,548)	48,505	42,354	143,972
Interest expense	(302,564)	(1,081,297)	(2,745,712)	(2,970,119)

Net other expense	(404,016)	(1,032,792)	(5,885,617)	(2,826,147)

Loss before dividends, income tax and extraordinary item	(3,014,601)	(3,148,416)	(13,925,902)	(6,034,271)
Accrued dividends on preferred stock	(200,000)	—	(600,000)	—

Loss before income tax and extraordinary item	(3,214,601)	(3,148,416)	(14,525,902)	(6,034,271)
Income tax benefit	(1,302,723)	(1,186,569)	(3,449,962)	(2,516,846)

Loss before extraordinary item	(1,911,878)	(1,961,847)	(11,075,940)	(3,517,425)
Extraordinary gain on involuntary conversion of non-monetary assets due to fire (net of income tax)	—	432,403	—	432,403

Net loss applicable to common stock	$(1,911,878)	$(1,529,444)	$(11,075,940)	$(3,085,022)

Loss per share of common stock before extraordinary item (Basic)	$(0.04)	$(0.04)	$(0.23)	$(0.08)

Loss per share of common stock before extraordinary item (Diluted)	$(0.04)	$(0.04)	$(0.23)	$(0.08)

Extraordinary gain per share of common stock (Basic and Diluted)	—	$0.01	—	$0.01

Loss per share of common stock after extraordinary item (Basic)	$(0.04)	$(0.03)	$(0.23)	$(0.07)

Loss per share of common stock after extraordinary item (Diluted)	$(0.04)	$(0.03)	$(0.23)	$(0.07)

Weighted average number of common shares outstanding (Basic)	47,790,672	47,736,096	47,783,437	46,780,578

Weighted average number of common shares outstanding (Diluted)	47,790,672	47,736,096	47,783,437	46,780,578

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss applicable to common stock	$(11,075,940)	$(3,085,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,531,959	3,763,516
Dividends accrued on preferred stock	600,000	—
Deferred tax benefit	(3,449,962)	(2,516,846)
Loss from fixed asset impairment and disposition	595,860	—
Extraordinary gain on involuntary conversion of non-monetarty assets due to fire	—	(432,403)
(Increase) decrease in other assets	872,682	(13,374)
(Increase) decrease in cash restricted for letter of credit and interest costs	252,654	(279,616)
Changes in current assets and current liabilities	16,009,661	(913,632)

Net cash provided by (used in) operating activities	8,336,914	(3,477,377)

Cash flows from investing activities:
Purchases of land, buildings and equipment	(4,032,259)	(3,453,281)
Insurance proceeds from involuntary conversion of non-monetary assets due to fire	—	700,000
Proceeds from disposition of equipment	121,802	—

Net cash used in investing activities	(3,910,457)	(2,753,281)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	(1,128,124)	1,292,341
Proceeds from issuance of notes	—	5,750,000
Payments on notes	(4,644,921)	(3,394,647)
(Increase) decrease in cash restricted for payment of long-term debt	1,607,888	(692,010)
Debt acquisition costs	(587,879)	—
Proceeds from exercise of stock options and warrants, net	—	1,509,475

Net cash provided by (used in) financing activities	(4,753,036)	4,465,159

Decrease in cash and cash equivalents	(326,579)	(1,765,499)
Cash and cash equivalents, beginning of period	1,716,481	2,164,532

Cash and cash equivalents, end of period	$1,389,902	$399,033

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
Note 1: Unaudited Information
     Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K/A.
Note 2: Description of the Company
     AERT recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber and reclaimed polyethylene plastics, which have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s customers include Weyerhaeuser, its primary decking customer, and various building product distributors and manufacturers. The Company’s composite building materials are marketed as an upgrade from wood and plastic filler materials for standard door components, fascia board, and exterior decking and decking components under the trade names LifeCycle®, Weyerhaeuser ChoiceDek®, Weyerhaeuser ChoiceDek® Premium, and MoistureShield® outdoor decking. AERT operates manufacturing and recycling facilities in Springdale and Lowell, Arkansas and plans to use its currently idled facility in Junction, Texas to process raw materials in the future. It also operates a warehouse and reload complex in Lowell, Arkansas. The Company’s Springdale South manufacturing facility has been idled until demand for its products requires the resumption of operations at that facility.
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

	2008	2007
	(unaudited)	(unaudited)
Receivables	$(1,807,332)	$108,420
Inventories	10,282,923	(3,048,373)
Prepaid expenses and other	984,181	1,185,593
Accounts payable — trade and related parties	615,808	(131,077)
Accrued liabilities	5,934,081	971,805

	$16,009,661	$(913,632)

Cash paid for interest	$2,681,476	$2,040,474

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	2008	2007
	(unaudited)	(unaudited)
Notes payable for financing of insurance policies	$1,391,293	$1,477,027
Notes payable for equipment	—	1,100
Dividends on preferred stock paid in preferred stock	400,000	—

Note 4: Significant Accounting Policies
Revenue Recognition Policy
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts and rebates, which were $194,541 and $368,343 for the quarters ended September 30, 2008 and 2007, respectively, and $812,331 and $1,150,754 for the nine months ended September 30, 2008 and 2007, respectively.
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
Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at:

	September 30, 2008	December 31, 2007
	(unaudited)
Parts and supplies	$2,031,977	$2,423,766
Raw materials	4,500,347	7,182,551
Work in process	1,766,730	3,906,810
Finished goods	5,040,609	10,109,459

	$13,339,663	$23,622,586

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
Concentration Risk
     The Company’s revenues are derived principally from a number of regional and national door and window manufacturers, regional building materials dealers and Weyerhaeuser, the Company’s primary decking customer, which maintains a national vendor managed inventory program for Lowe’s. The inventory is strategically located in reloads throughout the United States, from which the ChoiceDek brand of decking products are sold. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the customers. Weyerhaeuser is the only customer from which the Company derived more than 10% of its revenue. Gross sales to Weyerhaeuser comprised approximately 78% and 74% of total gross sales for the quarters ended September 30, 2008 and 2007, respectively; and approximately 77% and 73% of total gross sales for the nine months ended September 30, 2008 and 2007, respectively.
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
Note 5: Income Taxes
     The Company had no current income tax provisions for the quarter or nine months ended September 30, 2008 due to its net losses for those periods. The effective income tax rates for the quarter and nine months ended September 30, 2008 were 41% and 24%, respectively. The effective income tax rates for the quarter and nine months ended September 30, 2007 were 38% and 42%, respectively. The effective tax rates for 2008 differ from the U.S. federal statutory rate of 34% due primarily to temporary and permanent differences between book and tax records, state income taxes and a change in the valuation allowance. The Company increased its valuation allowance by $1.6 million during the quarter ended September 30, 2008 to reduce its deferred tax asset to the amount that is more likely than not to be realized.
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

     In computing diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there were a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for the three and nine months ended September 30, 2008 and 2007. Therefore, basic EPS and diluted EPS are computed in the same manner for those periods.

	Three Months Ended September 30:
	2008	2007
		Before	After
		Extraordinary	Extraordinary
		Item	Item
Net loss applicable to common stock (A)	$(1,911,878)	$(1,961,847)	$(1,529,444)

Assumed exercise of stock options and warrants	—	—	—
Application of assumed proceeds toward repurchase of stock at average market price	—	—	—

Net additional shares issuable	—	—	—

Adjustment of shares outstanding:
Weighted average common shares outstanding	47,790,672	47,736,096	47,736,096
Net additional shares issuable	—	—	—

Adjusted shares outstanding (B)	47,790,672	47,736,096	47,736,096

Net loss per common share — Diluted (A) divided by (B)	$(0.04)	$(0.04)	$(0.03)

Antidilutive and/or non-exercisable options	1,274,000	1,521,500	1,521,500
Antidilutive and/or non-exercisable warrants	3,787,880	2,834,340	2,834,340

	Nine Months Ended September 30:
	2008	2007
		Before	After
		Extraordinary	Extraordinary
		Item	Item
Net loss applicable to common stock (A)	$(11,075,940)	$(3,517,425)	$(3,085,022)

Assumed exercise of stock options and warrants	—	—	—
Application of assumed proceeds toward repurchase of stock at average market price	—	—	—

Net additional shares issuable	—	—	—

Adjustment of shares outstanding:
Weighted average common shares outstanding	47,783,437	46,780,578	46,780,578
Net additional shares issuable	—	—	—

Adjusted shares outstanding (B)	47,783,437	46,780,578	46,780,578

Net loss per common share — Diluted (A) divided by (B)	$(0.23)	$(0.08)	$(0.07)

Antidilutive and/or non-exercisable options	1,274,000	1,521,500	1,521,500
Antidilutive and/or non-exercisable warrants	3,787,880	2,834,340	2,834,340

     The Company has additional options and warrants that were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 as indicated in the tables above. Those options and warrants were antidilutive and/or not exercisable at September 30, 2008 and 2007. Although the above financial instruments were not included due to their being antidilutive and/or not exercisable, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.
Note 7: Late Registration Fees
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
     We filed a registration statement within 30 days of the closing date, and subsequently filed four amendments to that registration statement. The fourth amendment was declared effective by the Securities and Exchange Commission on September 5, 2008. Under the Agreement, we are required to pay liquidated damages in the amount of 1.5% of the initial investment of the holders of the preferred stock for the first calendar month past the Event Date that the registration statement was not declared effective, and 1% for each calendar month thereafter until the registration statement was declared effective. As such, we have recorded $682,259 in late registration fees, which includes fees incurred through the September 5, 2008 effective date of the registration statement.
Note 8: Debt
Line of Credit
     On September 15, 2008, the Company’s bank line of credit agreement with Liberty Bank of Arkansas expired. AERT has paid Liberty Bank a fee of $50,000 for an extension of the line of credit until December 15, 2008, and is currently working to replace the line of credit with a $20 million bridge financing. The line of credit bears interest at 9%. As of September 30, 2008, the Company owed Liberty Bank $11.2 million.
     The line of credit is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment. The agreement allows for a maximum amount that can be drawn on the line equal to the lesser of the borrowing base and $11.4 million. The borrowing base is equal to the sum of approximately 85% of the Company’s qualifying accounts receivable, 75% of finished goods inventory and 50% of raw material and work-in-process inventory. The credit facility is guaranteed as to payment by the Company’s largest stockholder, Marjorie Brooks, and a company controlled by her.
Allstate Notes
     The Company is negotiating the extension of two notes until July 1, 2009 that matured October 1, 2008. The notes are held by Allstate Investments. One of the notes is in the amount of $0.8 million and bears interest at 19.75%. The other note had an original principal amount of $5.0 million and bears interest at 10%. The accrued interest on that note at October 1 of $0.7 million will be added to the principal amount as part of the extension. The Company will pay a premium of 5% of the $5.7 million principal amount of the note and accrued interest upon maturity.
Note 9: Commitments and Contingencies
Class Action Lawsuits
     On February 26, 2008, plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew stains on their decks (Pelletz v. Weyerhaeuser Company, Advanced Environmental Recycling Technologies, Inc. and Lowe’s Companies, Inc. pending in U.S. District Court, Western District of Washington (Seattle Division)). The plaintiffs originally sued AERT, Weyerhaeuser Company, and Lowe’s Companies, Inc., asserting causes of action for alleged violations of the Washington Consumer Protection Act and other state consumer protection acts, breach of implied warranty of merchantability, breach of express warranty, and violations of the Magnuson-Moss Warranty Act.

     On March 10, 2008, unrelated plaintiffs filed a similar purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew stains on their decks. (Joseph Jamruk et al v. Advanced Environmental Recycling Technologies, Inc. and Weyerhaeuser Company in U.S. District Court, Western District of Washington (Seattle Division)) The plaintiffs sued AERT and Weyerhaeuser Company, asserting causes of action for actionable misrepresentation, alleged violations of the Washington Consumer Protection Act, unjust enrichment, and breach of express warranty. On May 19, 2008, the plaintiffs in both cases filed a consolidated complaint against AERT and Weyerhaeuser Company.
     On August 21, 2008, the parties filed with the court a class action settlement agreement for preliminary approval. The settlement includes decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 which was manufactured before October 1, 2006 before a mold inhibitor was included in the manufacturing process. The court preliminarily approved the class action settlement on September 15, 2008 and entered an order allowing notice of the class action settlement to be sent to putative class members. The court has scheduled a final approval hearing for January 8, 2009.
     As part of the settlement, and pending its approval, the defendants have agreed not to use the terms “minimum maintenance,” “low maintenance,” “easy to maintain,” or “virtually maintenance free” in ChoiceDek marketing materials. AERT will also provide additional cleaning instructions on the ChoiceDek website to assist customers with cleaning their decks. AERT will provide national notice of the settlement to putative class members and establish a call center to answer customer questions regarding ChoiceDek. AERT will also self-administer a claim resolution process whereby eligible deck owners may file a claim for significant mold spotting within six months of when the settlement becomes final and unappealable. If eligible, deck owners who timely file a claim for significant mold spotting may receive relief such as deck cleanings and applications of a mold inhibitor, gift cards for use at Lowe’s, replacement materials, and/or refunds under certain criteria. An arbitration provision is included in the settlement agreement, which provides for disputes arising from the claim resolution process.
     AERT has recorded expenses of $5.6 million associated with the settlement of the class action lawsuit. The estimate includes $2.9 million for the claims resolution process, $0.2 million to be paid to the Company’s attorneys, $0.8 million for costs to provide notice to the class, and $1.8 million for plaintiffs’ attorney fees to be paid over 2008 and 2009. It is anticipated that the claim resolution process will have an annual cost limitation to AERT of $2.0 million in 2008 (exclusive of amounts incurred in 2008 to resolve claims prior to the settlement), $2.8 million in 2009, $2.8 million in 2010, and if necessary, $2.0 million per year thereafter until the claim resolution process is completed.
Energy Unlimited, Inc. vs. AERT, Inc.
     On June 12, 2007, Energy Unlimited, Inc. filed a claim against AERT for the collection of $0.2 million in unpaid balances that Energy Unlimited, Inc. asserts are owed on work performed on the Springdale South facility’s material handling and drying systems. AERT contends that the design and installation of the systems by Energy Unlimited, Inc. was faulty and resulted in a series of explosions and subsequent need to refabricate the material handling and drying system. AERT has filed a counterclaim for its $1.2 million of out of pocket expenses relating to an explosion that occurred on April 2, 2007 and for the cost to refabricate the material handling and drying system. The case has been set for trial on March 9, 2009.
Other Matters
     AERT is involved from time to time in other litigation arising from the normal course of business. In management’s opinion, this other litigation is not expected to materially impact the Company’s results of operations or financial condition.
Lowe’s Agreement
     AERT signed a Channel Program/Exclusive Supply Agreement with Lowe’s Companies, Inc. (“Lowe’s”) on October 3, 2008 for the distribution of all ChoiceDek® brand decking materials and other products and accessories beginning in 2009. AERT agreed during the term of the Agreement to distribute and sell the ChoiceDek® brand decking and other ChoiceDek products (and other products having the same or substantially the same formulation and design) exclusively to Lowe’s within the “Home Improvement Channel” (defined as an entity that sells products or services to the public, at wholesale or retail, a significant portion of which are hardware, garden, and/or home improvement products or services). However, this exclusive sales commitment excludes and does not restrict sales of AERT’s MoistureShield ® decking materials and other products. Lowe’s reserves the right to manufacture, distribute and sell products of the same type or class as the ChoiceDek products and the parties may consult and agree from time to time to add products to or delete products from the exclusivity agreement. AERT agrees to provide customary support services in connection with the arrangement and to treat Lowe’s as a “most favored customer” as it relates to the ChoiceDek exclusive products. The agreement covers designated in-store shelf space and consumer demand for said products, but does not provide for minimum product purchase commitments. Lowe’s has agreed to promote the ChoiceDek brand with advertising and marketing during this time. Weyerhaeuser currently purchases the decking products from AERT and finances the inventory prior to sale by Lowe’s. The agreement with Weyerhaeuser is currently scheduled to phase out over the next year as AERT transitions into financing the ChoiceDek inventory. The timing of the transition is dependent upon AERT receiving additional financing.

     The initial term of the agreement is two years from the transition period in 2009 and contains automatic one year renewals unless either party gives 120 days prior notice of its intention not to renew. The agreement may be terminated earlier by either party in the event of a default by the other party or upon termination of AERT’s related Master Standard Buying Agreement with Lowe’s. After 48 months of continuous purchases by Lowe’s, AERT will assign title and interest to the ChoiceDek trademark to Lowe’s.
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
     Assignment of the Marks is contingent upon the Company being awarded a two-year supply agreement with Lowe’s Companies, Inc., which occurred in October 2008, and is contingent upon the Company purchasing all sellable ChoiceDek inventory from Weyerhaeuser within a reasonable period of time. The timing of the inventory purchase is dependent upon AERT receiving additional financing. The Company is obligated to use commercially reasonable best efforts to assist Weyerhaeuser in selling certain of the inventory. Weyerhaeuser will transfer the Marks to the Company 90 days after receiving the final payment for the inventory. AERT’s current ChoiceDek sales agreements with Weyerhaeuser will terminate on January 1, 2009, except that the Company will continue to indemnify Weyerhaeuser for certain liabilities related to products sold to consumers, as per the existing sales agreements.
Construction Agreement
     The Company completed engineering work and ordered a building and initial equipment for its planned Watts, Oklahoma plastic recycling facility. Initial site and foundation work has been completed and building erection has started and is scheduled to be completed by December. The Company is anticipating the start of this latest plastic recycling facility during the second quarter of 2009. Initial permit applications have been approved, although final wastewater permit work for the municipal sewer system is ongoing and is expected to be completed before startup. The Company has contracted with a firm for the construction of the facility.
Note 10: Impairment and Disposition of Assets
     As a result of a change in the Company’s expected use of its Junction, Texas facility, which has been mostly idle since October 2007, the Company has assessed the recoverability of the carrying value of its fixed assets at that facility, resulting in impairment losses of $0.5 million in the first quarter of 2008. These losses represent the amount by which the carrying values of the assets exceed their estimated fair values. The Company based its estimate of fair values on estimated market prices it could receive upon the sale of the assets. Additionally, the Company recorded a loss of $0.1 million from a fire in a fiber silo at its Springdale South facility in May 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ChoiceDek Brand Transition
     Since 1994, we have sold decking to Weyerhaeuser (exclusively since 1995), which has been distributed and resold to other customers. In 1998 several regional Weyerhaeuser customer service centers began selling ChoiceDek to Lowe’s Home Improvement Warehouses, and in 2001 ChoiceDek was selected by Lowe’s for an exclusive nationwide program. In 2005, AERT and Weyerhaeuser were selected as Lowe’s Vendors of the Year for Lumber. Retail sales of ChoiceDek through Lowe’s have exceeded $500 million since Lowe’s began carrying the ChoiceDek brand. Weyerhaeuser currently purchases and inventories ChoiceDek throughout the country, and provides marketing and distribution support to Lowe’s. As the program has matured and competition has increased, Lowe’s now desires to work directly with AERT, to provide better value to the ultimate consumer and to streamline the supply channel.
     Our current purchase agreement with Weyerhaeuser will end on December 31, 2008, and AERT will phase out its distribution relationship with Weyerhaeuser through 2009, beginning a new era selling composite decking products as the vendor of record with Lowe’s. The new agreement will be for a term of two years with Lowe’s having two options to extend for one year each. We will outsource logistics with nationwide logistics partners while continuing to work with Weyerhaeuser. In consideration of indemnifying Weyerhaeuser in the class action lawsuit and selling and/or purchasing Weyerhaeuser’s remaining inventory, AERT will acquire the ChoiceDek trademark and website from Weyerhaeuser in order to continue with the national Lowe’s composite decking program.
     To accomplish this transition, we are required to complete the following:
1.	Install and implement an electronic data interchange system in 2009

2.	Assist Weyerhaeuser in transitioning through existing ChoiceDek inventory

3.	Add retail store analysis and planning expertise

4.	Add a logistics and transportation partner

5.	Attain additional inventory financing to support the Lowe’s North American VMI (vendor managed inventory) program

6.	Provide Lowe’s with innovation and new green building products

7.	Take care of customers and positively resolve the class action litigation (See Item 1. Legal Proceedings)
     We are positively addressing all requirements.
     We continue to expand ChoiceDek distribution as part of an ongoing growth plan with Weyerhaeuser and Lowe’s. In addition to Lowe’s planning to open in excess of 100 new stores this year, we are offering three base ChoiceDek colors plus accessories and two tropical hardwood exotic colors available through special order. We intend to expand our special order program to offer a broader selection on a more timely basis.
Current Business Environment
     The current U.S. economic environment is extremely tough with credit restrictions tight. The homebuilding and remodeling business is currently depressed and undergoing a shakeout. The composite decking business is primarily remodeling or upgrading homes. However, we believe the following factors will drive AERT’s business through the remainder of 2008 and into 2009.
A Focus on Building Green
     The composite decking business is continuously evolving. The technology used to manufacture wood/plastic boards has advanced significantly over the last four years and many contemporary products have much improved aesthetics. Going forward, it will be important for AERT to continue to innovate keeping abreast of consumer trends and upgrading its products while keeping its price relative to wood. The ChoiceDek website, www.choicedek.com, has recently been upgraded, displaying a new interactive look.
     As manufacturing technology and aesthetics of composite decking improve, market trends are also shifting. Consumers are demanding a more varied selection compared to prior periods as evidenced by increased construction of multi-color decks and matching accessories. Consumers are placing increased importance on how products are made and the impact products have on the environment. We are seeing an evolution toward a more natural wood look on the higher end of the market, while decreasing wood prices have widened the price differential on the lower end. We introduced a smaller profile deck board under the BasicsTM brand, targeted to a wood upgrade segment for light residential construction, with two additional color selections available that more closely resemble wood. The BasicsTM brand offers a more competitive price point than brands sold by our competitors. Additionally, we are introducing a new style packaged handrail kit that offers an improved wood look. We believe the introduction of this product line will allow us to broaden our customer base and appeal to a wider market segment. The MoistureShield decking introduction is targeted toward the commercial contractor lumberyard, which provides service to large repeat customers. Most of these large customers are regularly purchasing, or have been exposed to, competing brands of composite decking. In this higher end segment, we believe success will require converting customers from higher priced competing products to our MoistureShield or ChoiceDek brands. Thus, a significant marketing effort was initiated during the fourth quarter of 2007, and will continue throughout 2008. The marketing program is aimed at converting commercial remodeling and decking contractors to our products with a focus on “green” building and value.
     With difficult conditions facing the decking market, AERT is differentiating its products through a combination of green building products, quality, and outstanding customer service at a lower price point. We believe we are positioned to increase market share; however, gaining market share is a costly endeavor and maintaining our low cost model will restrict our ability to regain previous profit margins over the remainder of this year until the class action claims issues are finalized, the ChoiceDek inventory transition with Weyerhaeuser is complete and our Watts, Oklahoma project becomes operational.
     We are focused on providing new products with enhanced features and appearance for 2009. In addition to new handrail kits and decking options, we will offer a new line of fencing and will introduce a new fire rated deck board into the marketplace.
     We are also focused on international sales. We recently initiated a project into China and are agressively seeking sales outside of the U.S.
     We have invested significantly in plastic recycling infrastructure over the last several years. As technology has improved so have the aesthetics of our products, which are overwhelmingly comprised of recycled materials. Green building is an ever increasing trend and we intend to continue capitalizing on that trend in 2008 and 2009. We are a member of the U.S. Green Building Council and support Leadership in Energy and Environmental Design (LEED®) construction standards and practices.
     New regional building products distributors have begun carrying MoistureShield decking this year. We recently announced at the International Builders Show in February 2008 a new line of cedar based organic decking products to be introduced under the MoistureShield Juniper Collection. These products were recently selected by Professional Builder Magazine as one of the year’s 100 best new products. We have also introduced a new matching handrail kit. For additional information, go to www.moistureshield.com. We have seen strong interest in our new LifeCycle fencing products. These products are currently being launched with several large contractors. We will continue to focus on establishing additional distribution channels, including international channels, through 2008 and into 2009. We are working to add sales through special order with our independent distributors. The MoistureShield website has been updated and features a deck design tool.
Plastic Recycling Advances
     With increased petrochemical prices, the cost of easy to recycle sources of plastic scrap, such as milk jugs, has increased significantly. With competition from overseas, prevailing prices of “easy to access” recyclable plastics have risen to the point that we must increase our efficiencies and find new, lower cost sources of raw materials. In December of 2007, we completed a tax-exempt bond construction financing, and during the quarter ended March 31, 2008 initiated plans to construct a state-of-the-art polyethylene film reclamation and recycling facility near Watts, Oklahoma in conjunction with the State of Oklahoma, the Cherokee Nation, and, as our debt financing source, Allstate Investments. That facility is being constructed in conjunction with upgrades to the road and sewer system of Adair County and the City of Watts, Oklahoma. We are working to assist the City of Watts, Oklahoma, in conjunction with the East Oklahoma Development District and the Cherokee Nation, in upgrading its sewer treatment system for use by this project. A related party has provided a favorable ground lease for additional wastewater application, and the Cherokee Nation has provided in excess of $0.1 million to date for engineering fees to upgrade the system. The facility is designed and intended to recycle large sources of polyethylene films which are currently not being recycled, and which can be acquired at reduced costs. We commenced site building construction during the third quarter of 2008. The facility is projected to be operational in the second quarter of 2009.
Management Focus for 2008 and Early 2009
•	Continue strict cost control to return company to profitability

•	Decrease operating costs relative to sales revenue
o	Reduce raw material costs
▪	Streamline and combine plastic recycling overhead

▪	Implement bulk handling system

▪	Construct and start up Watts facility

▪	Improve raw materials purchasing strategies
o	Reduce general and administrative overhead expenses to match growth rate
•	Acquire ChoiceDek brand from Weyerhaeuser and transition into long-term purchase agreement with Lowe’s Home Improvement Warehouse

•	Increase MoistureShield distribution and sales

•	Increase international sales

•	Introduce non-decking products

•	Implement outsourced transportation and logistics function for the Lowe’s VMI program

•	Streamline and refine new enterprise resource planning system to improve management information

•	Introduce new ChoiceDek products for 2009 and work with individual stores to increase sales and selection of new products

•	Refinance into larger working capital line of credit

•	Introduce new embossed handrail kits and products

•	Introduce new fire rated products

•	Positively resolve class action issues
Results of Operations
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
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The following table sets forth selected information from our statements of operations.

	Three Months Ended September 30,
	2008	2007	% Change
Net sales	$18,633,941	$25,237,430	-26.2%
Cost of goods sold	16,302,497	23,172,267	-29.6%
% of net sales	87.5%	91.8%	-4.3%
Estimated liability for claims resolution from class action settlement	453,284	—	*
% of net sales	2.4%	0.0%	2.4%

Gross margin	1,878,160	2,065,163	-9.1%
% of net sales	10.1%	8.2%	1.9%
Selling and administrative costs	4,361,123	4,180,787	4.3%
% of net sales	23.4%	16.6%	6.8%
Loss on disposition of assets	127,622	—	*

Operating loss	(2,610,585)	(2,115,624)	23.4%
% of net sales	-14.0%	-8.4%	-5.6%
Other expense:
Late registration fees	(12,904)	—	*
Net interest expense	(391,112)	(1,032,792)	-62.1%

Loss before dividends, taxes and extraordinary item	(3,014,601)	(3,148,416)	-4.3%
% of net sales	-16.2%	-12.5%	-3.7%
Accrued dividends on preferred stock	(200,000)	—	*

Loss before taxes and extraordinary item	(3,214,601)	(3,148,416)	2.1%
% of net sales	-17.3%	-12.5%	-4.8%
Net income tax benefit	(1,302,723)	(1,186,569)	9.8%
% of net sales	-7.0%	-4.7%	-2.3%

Loss before extraordinary item	(1,911,878)	(1,961,847)	-2.5%
% of net sales	-10.3%	-7.8%	-2.5%
Extraordinary gain due to fire (net of tax)	—	432,403	-100.0%

Net loss applicable to common stock	$(1,911,878)	$(1,529,444)	25.0%
% of net sales	-10.3%	-6.1%	-4.2%

*	Not meaningful as a percentage change.

Net Sales
     Net sales for the third quarter ended September 30, 2008 were $18.6 million, down $6.6 million, or 26%, from the third quarter of 2007. Sales in all channels were impacted by the new home construction and remodeling slowdown. Our OEM (original equipment manufacturer) sales were further impacted by our exit from the window sill market during the first quarter of 2008.
     Current economic uncertainty and high energy prices have caused consumer confidence to remain low and remodeling expenditures have been slow to materialize during the first three quarters of 2008. Implementation of a new MoistureShield marketing initiative continued during the quarter. This initiative encompassed several new decking products, including a tropical hardwood line (Rainforest Collection), upgraded caps and collars (decking accessories), and a new handrail system. Several new ChoiceDek products, the Eden (tropical exotic) series in particular, were recently introduced into the marketplace. Additionally, a new interactive ChoiceDek website was recently introduced at www.choicedek.com.
     We will continue to add MoistureShield distribution channels and refine markets over the year with the goal of having nationwide distribution. We will also continue to expand international distribution and sales. While we are currently operating in a very challenging market, we believe our green building certification addresses a growing market niche and allows distributors to balance their product lines. We look for continued growth of this product line over time. The MoistureShield product line serves a market that is much larger than the do-it-yourself home improvement segment — principal customers are professional contractors and deck builders.
     We are focused on customer service, and are working to positively resolve customer issues utilizing our fully staffed customer service department. In particular, we maintain a fully staffed customer service department, including a customer service hotline that is attended seven days a week during the building season.
Cost of Goods Sold and Gross Margin
     Cost of goods sold, as a percent of sales, decreased to 88% for the quarter ended September 30, 2008. Increases in raw material and freight costs were offset by manufacturing overhead reductions discussed below.
     Record petroleum prices caused freight and polyethylene feedstock price increases. The slowdown in the building products industry has dealt a harsh blow to cabinet and hardwood flooring manufacturers, from whom we acquire scrap wood fiber. The use of wood pellets as an alternative fuel source has also grown in the last few years. These two forces are acting to raise the cost of our wood raw materials.
     Over the last three years, AERT has invested substantially in laboratory, analytical, processing and blending equipment at its Lowell, Arkansas facility aimed at increasing our utilization of lower grades and cheaper polyethylene feedstocks. We believe that with the implementation of these new systems, we can continue to reduce costs and work to further improve our margins. The Watts, OK facility is designed to utilize lower cost plastics which are presently not recycled by being able to wash, identify and reformulate them.
     In March 2008, we hired a new president with extensive manufacturing and large scale operations experience. We previously initiated and implemented a cost reduction plan whereby certain less efficient facilities were consolidated or closed down, primarily Junction, TX, Tontitown, AR, and Alexandria, LA. With the relocation of our Alexandria, LA plastic recycling equipment to Lowell, AR, we are beginning the relocation of the existing Springdale, AR plastic recycling operations to Lowell, AR, eliminating further labor and overhead. In addition, we intend to transfer some of the existing plastic recycling equipment in our Springdale facility to the new Watts, OK facility. Combining our Lowell and Springdale plastic recycling functions should result in significant cost savings. In addition, the Watts facility, once commercially operational, is projected to reduce costs significantly, in addition to allowing for sales of recycled plastic resin to third party manufacturers.
     Our gross margin increased in the third quarter of 2008 to 10% from 8% in the third quarter of 2007. The improved margin is due in part to price increases put in place at the beginning of 2008. Additionally, we have taken steps to reduce overhead, as discussed above, including a corporate staff reduction of 30 people at the beginning of the third quarter of 2008 as well as eliminated assets and leased equipment not critical to servicing our customers.
Selling and Administrative Costs
     Selling and administrative costs were up $0.2 million in third quarter 2008 compared to third quarter 2007, and were up to 23% of sales from 17%. This percentage increase was due to the drop in sales and an overall increase in selling and administrative costs.

The increase in selling and administrative costs was largely due to increases in professional fees, depreciation and advertising. The categories of compensation and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up approximately 80% of total selling and administrative expenses in third quarter 2008.
Earnings
     We incurred a loss from operations of $2.6 million in the third quarter of 2008, an earnings decrease of $0.5 million from 2007. Our net loss for third quarter 2008 was $1.9 million, compared to a net loss for third quarter 2007 of approximately $1.5 million. The increased loss is due to the accrual of $0.2 million in dividends on preferred stock in the third quarter of 2008 that was not outstanding in the third quarter of 2007, the weak current market and the extraordinary gain recognized in the third quarter of 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     The following table sets forth selected information from our statements of operations.

	Nine Months Ended September 30,
	2008	2007	% Change
Net sales	$73,074,928	$73,413,020	-0.5%
Cost of goods sold	61,465,632	64,519,603	-4.7%
% of net sales	84.1%	87.9%	-3.8%
Estimated liability for claims resolution from class action settlement	2,869,784	—	*
% of net sales	3.9%	0.0%	3.9%

Gross margin	8,739,512	8,893,417	-1.7%
% of net sales	12.0%	12.1%	-0.1%
Selling and administrative costs	16,183,937	12,101,541	33.7%
% of net sales	22.1%	16.5%	5.6%
Loss from fixed asset impairment and disposition	595,860	—	*

Operating loss	(8,040,285)	(3,208,124)	150.6%
% of net sales	-11.0%	-4.4%	-6.6%
Other expense:
Estimated liability from class action settlement	(2,500,000)	—	*
Late registration fees	(682,259)	—	*
Net interest expense	(2,703,358)	(2,826,147)	-4.3%

Loss before dividends, taxes and extraordinary item	(13,925,902)	(6,034,271)	130.8%
% of net sales	-19.1%	-8.2%	-10.9%
Accrued dividends on preferred stock	(600,000)	—	*

Loss before taxes and extraordinary item	(14,525,902)	(6,034,271)	140.7%
% of net sales	-19.9%	-8.2%	-11.7%
Net income tax benefit	(3,449,962)	(2,516,846)	37.1%
% of net sales	-4.7%	-3.4%	-1.3%

Loss before extraordinary item	(11,075,940)	(3,517,425)	214.9%
% of net sales	-15.2%	-4.8%	-10.4%
Extraordinary gain due to fire (net of tax)	—	432,403	-100.0%

Net loss applicable to common stock	$(11,075,940)	$(3,085,022)	259.0%
% of net sales	-15.2%	-4.2%	-11.0%

*	Not meaningful as a percentage change.
Net Sales
     Net sales for the first three quarters of 2008 were down $0.3 million from the first three quarters of 2007. Decking sales in the first nine months of 2008 were up while OEM sales were down due to the slowdown in new home construction and our exit from the primed window component business.

Cost of Goods Sold and Gross Margin
     Cost of goods sold was down $3.1 million in the first three quarters of 2008 compared to the first three quarters of 2007. The rationalization of our manufacturing operations, resulting in labor and overhead reductions, has more than offset raw material and freight cost increases. We discontinued operations at our Texas and Louisiana facilities in the fourth quarter of 2007, which reduced headcount by approximately 90 people, and we reduced corporate staff by 30 people early in the third quarter of 2008. The accrual of estimated claim resolution costs arising from the class action lawsuit negatively impacted gross margin.
Selling and Administrative Costs
     Selling and administrative costs were up $4.1 million in the first nine months of 2008 compared to the first nine months of 2007; a 34% increase. Selling and administrative costs were 22% of 2008 sales, up from 17% in 2007. The categories of compensation and benefits, advertising and promotion, professional fees, travel and entertainment, and commissions together made up 77% of total selling and administrative expenses in the first three quarters of 2008. Advertising and promotion expenditures were up $2.0 million due primarily to our MoistureShield marketing campaign. Compensation and benefits increased in the first three quarters of 2008 by approximately $0.9 million over the first three quarters of 2007. Legal fees recorded during the first three quarters of 2008 associated with the class action allegations were $782,263. Cost reductions implemented in the third quarter will reduce selling and administrative costs in the future.
Asset Impairment and Other Expenses
•	Approximately $0.5 million was charged during the first quarter of 2008 relating to assets no longer required at our Junction, Texas manufacturing facility. This is part of a program to streamline our manufacturing process to reduce costs.

•	Approximately $0.7 million was expensed during the first three quarters of 2008 representing a one-time charge for penalties related to the late registration of shares underlying our preferred stock offering that took place in the fourth quarter of 2007. The registration statement was declared effective by the SEC on September 5, 2008, at which time the penalties ceased.

•	A one-time charge of $2.5 million relating to plaintiff attorney fees and notice costs, in connection with the class action lawsuit, was made during the first nine months of 2008. An additional $2.4 million was expensed as part of cost of goods sold during the same period for the claim resolution process, while $0.2 million was charged to selling and administrative costs for the Company’s attorney fees.
Earnings
     We incurred a loss from operations of $8.0 million in the first three quarters of 2008 compared to an operating loss of $3.2 million in the first three quarters of 2007. Our net loss for the first three quarters of 2008, including one time charges of $6.3 million related to our lawsuit, late registration penalties and asset impairment, was $11.1 million, compared to a net loss for the first three quarters of 2007 of approximately $3.1 million.
Liquidity and Capital Resources
     Unrestricted cash decreased approximately $0.3 million from December 31, 2007 to $1.4 million at September 30, 2008. Significant components of that decrease were: (i) cash provided by operating activities of $8.3 million, which consisted of the net loss for the period of $11.1 million increased by depreciation and amortization of $4.5 million and increased by other sources of cash or non-cash charges of $14.9 million; (ii) cash used in investing activities of approximately $3.9 million; and (iii) cash used in financing activities of $4.8 million. Payments on notes during the period were $4.6 million. Net payments on our line of credit were approximately $1.1 million during the first nine months of 2008. At September 30, 2008, we had bonds and notes payable in the amount of $44.6 million, of which $18.0 million was current notes payable and the current portion of long-term debt.
     Trade accounts receivable increased by $1.7 million from $1.8 million at December 31, 2007 to $3.5 million at September 30, 2008. The increase is due to the seasonal nature of our business. Sales are lower in the winter months and peak in the summer months, causing us to carry a larger average balance of receivables during the spring and summer. This seasonality is primarily responsible for our decrease in inventories from $23.6 million to $13.3 million, although improvements in raw material inventory turns were made. We build inventory in the winter months while sales are slower and sell the inventory in the spring and summer months. Our deferred tax asset increased $3.4 million due to additional loss carryforwards accumulated as a result of our loss for the nine months ended September 30, 2008.

     The current maturities of our long-term debt decreased $3.7 million in the first nine months of the year primarily for the following reasons:
•	Payment of remaining balance of our Regions Bank loan — approximately $1 million

•	Payments on our 19.75% Allstate loan — $1.8 million

•	Payment on our Series 2008 bonds as part of the first quarter refinancing of those bonds — $0.6 million
Our accruals related to the expected settlement of a class action lawsuit are discussed in detail in Part II — Item 1. Legal Proceedings.
     On September 15, 2008, the Company’s bank line of credit agreement with Liberty Bank of Arkansas expired (See Note 8: Debt).
     We have recently financed our Liberty Bank note, and we are currently seeking a larger credit facility to allow us to finance more finished goods inventory in the future in order to grow our business and better compete in the current environment. Thus, we are currently exploring and negotiating for other sources of senior secured debt financing and unsecured subordinated debt financing. We are also evaluating a potential equity or rights offering. There can be no assurance that we will be successful in acquiring additional financing on favorable terms or that additional equity capital will not be required in conjunction with the larger credit facility. A failure to obtain such financing would severely restrict our ability to operate our business.
     The Company is negotiating the extension of two notes until July 1, 2009 that matured October 1, 2008. The notes are held by Allstate Investments. One of the notes is in the amount of $0.8 million and bears interest at 19.75%. The other note had an original principal amount of $5.0 million and bears interest at 10%. The accrued interest on that note at October 1 of $0.7 million will be added to the principal amount as part of the extension. The Company will pay a premium of 5% of the $5.7 million principal amount of the note and accrued interest upon maturity.
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
     We were not in compliance with the debt service coverage, current ratio and accounts payable covenants as of September 30, 2008. The investor in the bonds waived the debt service coverage covenant through January 1, 2009, and waived the current ratio and accounts payable covenants through January 1, 2010. Our line of credit contains all of the financial covenants listed below. None of our other loans contain financial covenants.
     Our Allstate notes payable have cross-default provisions that caused them to be in technical default at September 30, 2008 due to our noncompliance with the loan covenants discussed above. However, Allstate Investments, the investor in the bonds and holder of the notes waived the covenants.

	September 30, 2008	Compliance

Bonds Payable and Allstate Notes Payable Debt Covenants
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	-3.43	No – waived
Current ratio of not less than 1.00 to 1.00	0.75	No – waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	32%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	10%	Yes
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
Item 4. Controls and Procedures.
     Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief accounting officer, Eric Barnes, who is our principal accounting officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of September 30, 2008 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that, as a result of material weaknesses in our internal control over financial reporting as of September 30, 2008, as previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2007 fiscal year, as amended on Form 10-K/A, our disclosure controls and procedures were not effective as of September 30, 2008.
     Our management identified three material weaknesses in our internal control over financial reporting as of September 30, 2008. Management concluded that we did not have an adequate process in place to assess potential impairment of fixed assets, that our inventory costing system was not adequately documented nor were there adequate procedures for an independent review of the costing analysis to ensure completeness and accuracy of the calculated costs, and that we, at the entity level, have not properly allocated resources to ensure that necessary internal controls are implemented and followed throughout the Company. There can be no assurance at this time that the actions taken to date will effectively remediate the material weaknesses.
     During the quarter ended September 30, 2008, except in connection with actions we are taking to remediate the material weakness in our internal control discussed above, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION.
Item 1. Legal Proceedings
Class Action Lawsuits
     On February 26, 2008, plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew stains on their decks (Pelletz v. Weyerhaeuser Company, Advanced Environmental Recycling Technologies, Inc. and Lowe’s Companies, Inc. pending in U.S. District Court, Western District of Washington (Seattle Division)). The plaintiffs originally sued AERT, Weyerhaeuser Company, and Lowe’s Companies, Inc., asserting causes of action for alleged violations of the Washington Consumer Protection Act and other state consumer protection acts, breach of implied warranty of merchantability, breach of express warranty, and violations of the Magnuson-Moss Warranty Act.
     On March 10, 2008, unrelated plaintiffs filed a similar purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek composite decking for damages allegedly caused by mold and mildew stains on their decks. (Joseph Jamruk et al v. Advanced Environmental Recycling Technologies, Inc. and Weyerhaeuser Company in U.S. District Court, Western District of Washington (Seattle Division)) The plaintiffs sued AERT and Weyerhaeuser Company, asserting causes of action for actionable misrepresentation, alleged violations of the Washington Consumer Protection Act, unjust enrichment, and breach of express warranty. On May 19, 2008, the plaintiffs in both cases filed a consolidated complaint against AERT and Weyerhaeuser Company.
     On August 21, 2008, the parties filed with the court a class action settlement agreement for preliminary approval. The settlement includes decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 which was manufactured before October 1, 2006 before a mold inhibitor was included in the manufacturing process. The court preliminarily approved the class action settlement on September 15, 2008 and entered an order allowing notice of the class action settlement to be sent to putative class members. The court has scheduled a final approval hearing for January 8, 2009.
     As part of the settlement, and pending its approval, the defendants have agreed not to use the terms “minimum maintenance,” “low maintenance,” “easy to maintain,” or “virtually maintenance free” in ChoiceDek marketing materials. AERT will also provide additional cleaning instructions on the ChoiceDek website to assist customers with cleaning their decks. AERT will provide national notice of the settlement to putative class members and establish a call center to answer customer questions regarding ChoiceDek. AERT will also self-administer a claim resolution process whereby eligible deck owners may file a claim for significant mold spotting within six months of when the settlement becomes final and unappealable. If eligible, deck owners who timely file a claim for significant mold spotting may receive relief such as deck cleanings and applications of a mold inhibitor, gift cards for use at Lowe’s, replacement materials, and/or refunds under certain criteria. An arbitration provision is included in the settlement agreement, which provides for disputes arising from the claim resolution process.
     AERT has recorded expenses of $5.6 million associated with the settlement of the class action lawsuit. The estimate includes $2.9 million for the claims resolution process, $0.2 million to be paid to the Company’s attorneys, $0.8 million for costs to provide notice to the class, and $1.8 million for plaintiffs’ attorney fees to be paid over 2008 and 2009. It is anticipated that the claim resolution process will have an annual cost limitation to AERT of $2.0 million in 2008 (exclusive of amounts incurred in 2008 to resolve claims prior to the settlement), $2.8 million in 2009, $2.8 million in 2010, and if necessary, $2.0 million per year thereafter until the claim resolution process is completed.
Energy Unlimited, Inc. vs. AERT, Inc.
     On June 12, 2007, Energy Unlimited, Inc. filed a claim against AERT for the collection of $0.2 million in unpaid balances that Energy Unlimited, Inc. asserts are owed on work performed on the Springdale South facility’s material handling and drying systems. AERT contends that the design and installation of the systems by Energy Unlimited, Inc. was faulty and resulted in a series of explosions and subsequent need to refabricate the material handling and drying system. AERT has filed a counterclaim for its $1.2 million in out of pocket expenses relating to an explosion that occurred on April 2, 2007 and for the cost to refabricate the material handling and drying system. The case has been set for trial on March 9, 2009.
Other Matters
     AERT is involved from time to time in other litigation arising from the normal course of business. In management’s opinion, this other litigation is not expected to materially impact the Company’s results of operations or financial condition.
Item 1A. Risk Factors.
     With the exception of the risk factor presented below, there have been no significant changes during the third quarter of 2008 to risk factors presented in our 2007 Annual Report on Form 10-K, as amended on Form 10-K/A.

We may be unable to extend or replace our existing line of credit.
     We recently extended our existing line of credit for up to $11.4 million until December 15, 2008 while a larger credit facility is being sought from other lenders to allow us to finance more finished goods inventory in the future in order to grow our business and better compete in the current environment. The additional financing is expected to include senior secured debt financing and/or unsecured subordinated debt financing. We are also evaluating a potential equity or rights offering. There can be no assurance that we will be successful in completing our financing plans or that we will obtain financing on favorable terms. A failure to obtain additional financing would severely restrict our ability to operate our business.
We may not realize all the benefits anticipated from the new enterprise resource planning system
     We have encountered issues with the implementation of our new enterprise resource planning system and are working with the vendor to resolve these.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our 2008 annual meeting of stockholders on July 24, 2008. The matters voted upon at that meeting, along with the results of the vote, are disclosed in Part II. Item 4. of our Form 10-Q for the quarter ended June 30, 2008.
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
Joe G. Brooks,
Chairman and Chief Executive Officer (principal executive officer)

/s/ Eric Barnes
Eric Barnes
Chief Accounting Officer (principal accounting officer)

Date: November 10, 2008

Index to Exhibits

Exhibit
Number	Description

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman and chief executive officer.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief accounting officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman and chief executive officer.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief accounting officer.