Form 10-K
period 2008-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2009-03-30
CIK 849706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10367

Advanced Environmental Recycling Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	71-0675758
(State of Incorporation)	(I.R.S. Employer
Identification No.)

914 N Jefferson Street
Post Office Box 1237
Springdale, Arkansas	72764
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(479) 756-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A common stock, $.01 par value	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing stock price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $17,941,635 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

     Number of shares of common stock outstanding at March 25, 2009: Class A — 47,423,680; Class B — 1,465,530

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Definitive Proxy Statement for our 2009 Annual Meeting scheduled to be held May 28, 2009, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

Part I

Item 1. Business.

Summary

     Advanced Environmental Recycling Technologies, Inc. (AERT), founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics which have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as a low maintenance, exterior green (environmentally responsible) building alternative for decking, railing, and trim products.

Products

Using the same basic process and material, we manufacture the following product lines:

  Commercial and residential decking planks and accessories such as balusters and handrails (MoistureShield® and Weyerhaeuser ChoiceDek®),
  Exterior door components, and
  Exterior housing trim (MoistureShield®)
     The wood fiber content of our products gives them many properties similar to all-wood products, but we believe the plastic content makes our products superior to either all-wood or all-plastic alternatives because:

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
  Our products can be combined with coloring agents and/or other additives to provide various colors and aesthetics.
     Our latest generation of products offers multidimensional color levels to more closely resemble the natural look of wood. Additionally, we have recently developed a deck board for markets requiring products with fire resistant properties. Also, we began to include a mildewcide in our products in 2006 that inhibits the growth of mold.

     Based upon our extensive product testing and successful extended field history of over a decade, we offer a limited lifetime replacement warranty on our products against rot and fungal decay, and termite and insect damage.

Marketing and Sales

     General Market Strategy. Our products are designed for applications where we can add the greatest value and address market needs, i.e. for external applications where wood is prone to rot and/or requires substantial yearly maintenance in the form of staining or water sealing. Though we believe there are many possible applications for our wood/plastic composite technology, we have focused our resources and personnel on outdoor decking and handrail components, door and exterior trim components, and outdoor fencing, which in our view represent the most attractive market opportunities at this time. Within our chosen markets, we are constantly working to develop and improve strong customer relationships.

     Sales and Customer Service. We provide sales support and customer service through our own marketing department, contract marketing through outside commissioned representatives, through Weyerhaeuser, and through training programs for our customers and their sales associates. We also promote our decking products through interactive displays at national, regional, and local home and garden shows, as well as through in-store displays. Our in-house sales and customer support team is focused on serving commercial decking contractors and customers and supporting the sales professionals at our regional building products distributor customers as well as Weyerhaeuser and Lowe’s. Information and customer service are provided through the websites www.choicedek.com and www.moistureshield.com, and through a national toll-free customer assistance telephone number: 1-800-951-5117.

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

Innovation

     We are committed to becoming the leader in green building products from recycled plastic materials. In addition, we believe plastic recycling technologies could lead to new opportunities in the future. Our Watts, Oklahoma facility, which is being designed to recover, utilize, and convert lower grades of waste plastics into usable feedstocks, is an example of our efforts to continually improve our recycling technology. By utilizing technology, we are upgrading the quality and aesthetics of our products made from primarily recycled raw materials to levels comparable to virgin resin based materials.

     As manufacturing technology and aesthetics of composite decking improve, market trends are also shifting. Consumers are demanding more variety and selection compared to prior periods as demand for a wider selection of decking colors appears to be increasing. Also, the evolution toward a more natural wood look appears to be increasing on the higher end of the market, while decreasing wood prices have widened the price differential on the lower end. Our MoistureShield® decking line has been upgraded and reintroduced to address these trends in the market. We will continue to work toward more selection combined with innovation and new products in conjunction with our customers.

Green Building Products

     We have been recycling plastic and manufacturing green building products since our inception in 1988, and we intend to continue building our brands and differentiating AERT as a green building products company. Listed below are the major categories of products we manufacture and markets we supply.

     ChoiceDek® Decking. We currently sell our ChoiceDek®-branded decking products in the home improvement warehouse (HIW) market through Weyerhaeuser to Lowe’s. Sales to Weyerhaeuser comprised 78% of our total sales in 2008. This market segment primarily focuses on the “do-it-yourself” (“DIY”) market in which homeowners buy, build, and install their own decks. The DIY market is also serviced by the Home Depot, as well as several smaller regional chains. Our decking products are not currently carried in Home Depot, and the ChoiceDek® brand is exclusive to Lowe’s. ChoiceDek® has been sold in Lowe’s exclusively from 2001 until 2007. Lowe’s started carrying another, though higher priced, decking brand beginning in 2007, which could limit ChoiceDek’s® growth. Lowe’s is broadening the decking category and adding more accessories as it attempts to broaden its customer base and gain market share. ChoiceDek® is promoted through in-store displays and an ongoing print and marketing campaign that targets the residential decking market. We maintain a nationwide sales and customer service group. Lowe’s also conducts national print and television ads for the products it carries.

     In October 2008, we signed a supply agreement with Lowe’s for distribution of ChoiceDek® brand decking materials and other products and accessories by direct sales to Lowe’s. However, we will only begin selling pursuant to the new Lowe’s agreement upon termination of the Weyerhaeuser agreement and sales arrangement, which termination is contingent upon our purchasing all existing saleable ChoiceDek® inventory from Weyerhaeuser and establishing an adequate line of credit to finance Lowe’s inventory requirements. We agreed during the term of the new Lowe’s agreement to distribute and sell ChoiceDek® brand decking and other ChoiceDek® products (and other products having the same or substantially the same formulation and design) only to Lowe’s in the HIW market; however, this exclusive sale commitment excludes and does not restrict sales of our MoistureShield® decking materials and other non-ChoiceDek® products. Lowe’s reserves the right to manufacture, distribute and sell products of the same type or class as the ChoiceDek® products and the parties may consult and agree from time to time to add or delete products to be subject to such exclusivity provisions. We agreed to provide customary support services in connection with the arrangement and to treat Lowe’s as a “most favored customer” as it relates to the ChoiceDek® exclusive products. The initial term of the agreement is two years from January 1, 2009 with automatic one year renewals unless either party elects in advance not to renew, although the agreement may be terminated earlier by either party in the event of a default by the other party. In addition, if during the term of the new Lowe’s agreement we propose to sell or transfer any material portion of the AERT business that provides Lowe’s the ChoiceDek® products, Lowe’s is entitled to a 60-day right of first refusal to acquire such business. Lowe’s may terminate the Lowe’s agreement if it does not exercise such right of first refusal.

     MoistureShield® Decking. Our MoistureShield® brand line of decking products is currently sold to select primary distributors, who re-sell it to lumber dealers and contractor yards for sale to local deck builders and home builders. Most of our MoistureShield® customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers from competing products to our brands. The MoistureShield® decking line allows us to diversify our customer base.

     Door Component Products. We sell our MoistureShield® industrial products to door manufacturers for use as component parts in products. For example, we manufacture door rails built into doors by Therma-Tru Corporation. In marketing these products, we emphasize the “value-added” feature of the MoistureShield® composite product, which unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics that save our customers time and expense. Customers also avoid the need for chemical treatments to their final product, which are often otherwise necessary to prevent rot and sustain durability. The durability of our MoistureShield® composite components allows our customers to extend the lifetime or warranties of their products while reducing or eliminating warranty claims costs. We are unable to predict the future size of the markets for MoistureShield® industrial products; however, we believe that the national door and window and commercial and residential trim markets are large and will allow us to diversify our customer base over time as we add production capacity and focus on additional opportunities.

     Exterior Trim and Fascia Products. We have marketed an exterior trim and fascia system under the trade names MoistureShield® Trim and MoistureShield® CornerLoc. Several national homebuilders have been specifying and using the product. We believe this product line has significant growth potential as a green alternative to PVC and wood trims to be distributed and sold in conjunction with our MoistureShield® distributors.

     International Sales. In 2007, we commenced exporting to a new distributor in the Peoples Republic of China and received the Award for Innovation at the Beijing Builder’s Show in China. Shipments continued at a modest pace in 2008. We have also recently shipped a limited amount of product to other countries, and are seeking to increase our international shipments in 2009. Additionally, we plan to increase our green building and sustainability marketing focus in 2009.

Competition

     Our products compete with high-grade western pine, cedar and other premium woods, aluminum, high-performance plastics, and an increasing number of composites and other construction materials. We believe that our products have superior characteristics, which make them a better value for the consumer; however, they are more expensive initially than traditional wood products. Manufacturers of some competing products, however, have long-established ties to the building and construction industry and have well-accepted products. Some of our competitors are larger and have research and development budgets, marketing staffs, and financial and other resources that surpass our resources.

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

     Among manufacturers of alternative decking materials, we view Trex Company, TimberTech Ltd., Tamko Building Products and Fiber Composites LLC as our primary competitors. The market for door products is highly segmented, with many competitors. We believe that our MoistureShield® industrial products have superior characteristics and are competitively priced. We emphasize durability, which means that manufacturers and homebuilders using our products should see reduced warranty callbacks and higher customer satisfaction. Our product competes not only on durability, but also the ability of the customer to order a product that is custom manufactured to its specifications.

Intellectual Property and Proprietary Technology

     Our products are built for hostile, external environmental conditions. Our recycling processes focus on intensive cleaning and reformulating of our raw materials prior to extrusion. Our extrusion process is unique and focuses on total encapsulation of the wood fibers. Our composite manufacturing process and our development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets that we consider to be proprietary. We have also developed certain methods, processes, and equipment designs for which we have sought additional patent protection. We currently have 12 patents and six patents pending in the U.S. Our patents cover plastic recycling processes, methods, and apparatus or specially designed equipment as well as the composite product that we manufacture. The composite product patent was issued in 1998 and expires in 2015. This patent covers the unique properties, formulation and processing parameters of our encapsulated wood/polyethylene plastic composite building material.

     We have five patents expiring in 2010 related to early stage plastic recycling processes and initial apparatus or equipment. We believe the plastic waste stream has diversified and has become more complex and difficult since that time. We have subsequently updated and continued to refine our recycling processes, procedures, and technologies since that time, many of which improvements are covered in later issued patents or pending patent applications. We have taken additional measures to protect our intellectual property and trade secrets by restricting access to our facilities and maintaining a policy of non-disclosure among our associates, which includes requiring confidentiality and nondisclosure agreements.

Raw Materials

     Wood Fiber. The wood fiber we use is waste byproduct generated by hardwood furniture, pallet, cabinet, and flooring manufacturers. Until recently, the cost of acquiring the waste wood has primarily been the handling and transportation costs involved in getting the material to our facilities. Costs vary with transportation costs in general, which are related to petroleum prices and the supply and demand for over-the-road trucking services. Our cost of sourcing waste wood fiber has increased over the last three years due to increases in transportation costs, but remains a small proportion of our total costs. The housing slowdown starting in mid-2006 reduced the demand for hardwood building products and has caused some of our suppliers to temporarily close facilities, which has forced us to pay higher costs to source wood elsewhere. In addition, we now increasingly see competition for scrap wood fiber for use as a fuel to replace natural gas or oil burners for both residential and industrial applications.

     Recycled Plastics. We use both post-industrial and post-consumer waste polyethylene. The largest portion of the plastic materials we use is mixed with paper and other non-plastic materials, which lessen its value to other plastic recyclers. By primarily sourcing these contaminated waste plastics prior to processing, we produce a usable but lower cost feedstock for our composite extrusion lines. We believe our investments in recycling technology and infrastructure will create a significant raw material cost advantage compared to several of our virgin resin based competitors while offering a more competitive green building product. We also purchase plastic raw materials from outside sources, including virgin resin producers. These materials are more expensive and more sensitive to price swings related to the petrochemical industry. We also are subject to various quality and consistency problems when dealing with third party scrap suppliers, which increases our costs.

     Our Watts, Oklahoma plastic recycling facility that is under construction is designed to allow us to use the less desirable, but low cost, forms of waste polyethylene, which should greatly assist us in regaining a competitive advantage and maintaining a low cost structure. The project involves retrofitting a large agriculture hog feedout and finishing facility and its confinement buildings into a state of the art plastic recycling and washing facility. The Watts facility is based on a successful joint development project involving polyethylene film recovery with the Dow Chemical Company earlier in our history. Once operational, we believe that further refinement of this technology could lead to additional revenue opportunities beyond composite decking and building materials. The initial phase of the Oklahoma project is expected to commence operations in the second quarter of 2009.

     Competition for Raw Materials. As the wood/plastic composites industry grows, we sometimes compete for raw materials with other plastic recyclers or plastic resin producers. We believe that our ability to use more contaminated polyethylene limits the number of competitors. Nonetheless, we expect to continue to encounter new entrants into the plastics reclamation business. We increased our capacity for processing waste plastic in recent years, which reduced our dependence on outside suppliers and gave us more control over our costs, but our costs are still not to our desired levels.

Industry Standards

     Local building codes often require that building materials meet strength and safety standards developed by building code organizations and that, in order to qualify, the materials be evaluated by an independent testing organization. Our decking, handrails and stair applications are covered in a National Evaluation Report (NER), which provides local building inspectors and code officials with independent testing and installation information regarding our products. We believe that the NER listing has helped to increase sales and market acceptance of our decking products. In addition to upgrading our product offering, we have submitted to the International Code Council for building products our building code approval package, which is pending final review. We expect to receive a new code report in the near future.

Employees

     During 2008, we reduced our workforce by approximately 150 associates as we restructured our operations to improve efficiencies and lower costs. At December 31, 2008, we employed 514 full-time associates; 6 at our Texas facility, 436 manufacturing personnel in Arkansas and 72 making up our office, executive and sales team.

Available Information

     We make available free of charge on our website (www.aert.com) our periodic reports filed with the SEC on Forms 10-K, 10-Q, and 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties.

     We have downsized operations, subleased facilities, idled excess manufacturing capacity, and reduced headcount as a result of the economic downturn in the U.S. We currently manufacture all of our composite products at an extrusion facility (Springdale North) in Springdale, Arkansas. Springdale North contains four extrusion lines and contained a plastic recycling facility during most of 2008. The plastic recycling operation at our Springdale North facility was consolidated with our Lowell, Arkansas plastic recycling facility in late 2008. The Springdale North plant consists of a 103,000 square foot facility located on ten-acres in the Springdale industrial district. We own a second composite extrusion facility (Springdale South) in Springdale that has been temporarily idled since July 2008 due to the current recession and downturn in building activity. Operations at the facility will resume when demand for our products increases. Springdale South contains one extrusion line, consists of 60,000 square feet and is located on 16 acres in the Springdale industrial district. Additionally, we finalized the closure of our Tontitown, Arkansas paint operation.

     Until the fourth quarter of 2007, our Junction, Texas composites manufacturing facility produced primarily Weyerhaeuser ChoiceDek® products; however, we suspended extrusion operations at the facility in October 2007. We determined at the end of 2008 that we would not resume operations at the facility, and accordingly have recorded an impairment charge for fixed assets at our Junction facility of $3.9 million. The Junction plant consists of a 49,000 square foot manufacturing and storage facility on a seven acre site.

     We operate a 45,000 square foot facility in Lowell, Arkansas that is used for plastic recycling, blending, and storage. We lease four warehouses totaling 475,000 square feet and a ten acre tract that are also in Lowell. Two of these warehouses have been subleased as we reduced the quantity of inventory on hand. The ten acres of land in Lowell are used for storage and load-out of finished goods.

     We lease an office, storage building, and parking lot adjacent to the Springdale North facility. The lease is renewable yearly. The office and storage facility is comprised of 10,000 square feet on 2.36 acres and houses our corporate offices.

     In December 2007, we entered into a related party lease for the use of 60 acres in Watts, Oklahoma where we commenced construction of an additional plastics recycling facility in September 2008. This facility is projected to commence operations in the second quarter of 2009, and is intended to recycle lower grades of polyethylene plastic scrap in order to reduce our costs of recycled plastics and value added compounds and to allow for potential sales of recycled plastics to third parties.

Item 3. Legal Proceedings.

Class Action Lawsuits

     On February 26, 2008, plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek® composite decking for damages allegedly caused by mold and mildew stains on their decks (Pelletz v. Weyerhaeuser Company, Advanced Environmental Recycling Technologies, Inc. and Lowe’s Companies, Inc. pending in U.S. District Court, Western District of Washington (Seattle Division)). The plaintiffs originally sued AERT, Weyerhaeuser Company, and Lowe’s Companies, Inc., asserting causes of action for alleged violations of the Washington Consumer Protection Act and other state consumer protection acts, breach of implied warranty of merchantability, breach of express warranty, and violations of the Magnuson-Moss Warranty Act.

     On March 10, 2008, unrelated plaintiffs filed a similar purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek® composite decking for damages allegedly caused by mold and mildew stains on their decks. (Joseph Jamruk et al v. Advanced Environmental Recycling Technologies, Inc. and Weyerhaeuser Company in U.S. District Court, Western District of Washington (Seattle Division)). The plaintiffs sued AERT and Weyerhaeuser Company, asserting causes of action for actionable misrepresentation, alleged violations of the Washington Consumer Protection Act, unjust enrichment, and breach of express warranty. On May 19, 2008, the plaintiffs in both cases filed a consolidated complaint against AERT and Weyerhaeuser Company.

     On August 21, 2008, the parties filed with the court a class action settlement agreement for preliminary approval. The settlement includes decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 which was manufactured before October 1, 2006 when a mold inhibitor was included in the manufacturing process. The court approved the class action settlement on January 9, 2009.

     As part of the settlement, we and the other defendants have agreed not to use the terms “minimum maintenance,” “low maintenance,” “easy to maintain,” or “virtually maintenance free” in ChoiceDek® marketing materials. AERT will also provide additional cleaning instructions on the ChoiceDek® website to assist customers with cleaning their decks. AERT will provide national notice of the settlement to putative class members and establish a call center to answer customer questions regarding ChoiceDek®. AERT will also self-administer a claim resolution process whereby eligible deck owners may file a claim for significant mold spotting within six months of when the settlement becomes final and unappealable. If eligible, deck owners who followed installation instructions and timely file a claim for significant mold spotting may receive relief such as deck cleanings and applications of a mold inhibitor, gift cards for use at Lowe’s, replacement materials, and/or refunds under certain criteria. An arbitration provision is included in the settlement agreement, which provides for disputes arising from the claim resolution process.

     AERT has accrued expenses of $4.7 million associated with the settlement of the class action lawsuit. The estimate includes $2.9 million for the claims resolution process and $1.8 million for plaintiffs’ attorney fees to be paid over 2009 and 2010. The claim resolution process will have an annual cost limitation to AERT of $2.8 million in 2009, $2.8 million in 2010, and if necessary, $2.0 million per year thereafter until the claim resolution process is completed.

Advanced Environmental Recycling Technologies, Inc. v. American International Specialty Lines Insurance Company

     On April 18, 2008, AERT filed suit against its umbrella liability insurer, American International Specialty Lines Insurance Company (“AISLIC”), to obtain a defense against the then-pending class action lawsuits (discussed above) (the “Jamruk/Pelletz Lawsuits”) under one or more umbrella liability insurance policies issued by AISLIC and to recover AERT’s past defense costs, interest, and other damages and attorneys’ fees relating to AISLIC’s denial of coverage for the Jamruk/Pelletz Lawsuits. After the settlement of the Jamruk/Pelletz Lawsuits was approved in January 2009, AERT amended its claims against AISLIC to also seek recovery for amounts to be paid by AERT in connection with the settlement. AERT’s claims against AISLIC are currently pending in the United States District Court for the Northern District of Texas, Dallas Division.

Energy Unlimited, Inc. vs. AERT, Inc.

     This case originally started as a suit on account by Energy Unlimited, Inc. against AERT to collect the balance it asserts to be owed on work performed on the Springdale South facility material handling and drying systems. The claim was in the original amount of $0.2 million. AERT contends that the design and installation by Energy Unlimited, Inc. was faulty resulting in a series of explosions and the subsequent need to undertake refabrication of the material handling and drying systems. AERT has filed a counter claim for its out of pocket loss relating to an explosion occurring on April 2, 2007 and for the cost to fix and complete the material handling and drying systems properly in the amount of $1.2 million. This matter is in the early phase of discovery. AERT intends to vigorously defend the initial claim and pursue its counter claim based on the faulty design, improper installation, and serious safety defects of the material handling and drying systems by Energy Unlimited, Inc.

Other Matters

     AERT may be involved from time to time in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our Class A common stock is traded on the NASDAQ Capital Market under the symbol AERT. As of March 25, 2009, there were approximately 1,500 holders of record of Class A common stock and 11 holders of record of Class B common stock. The closing price of our common stock was $0.17 on December 31, 2008. We have not previously paid cash dividends on our common stock and there are currently restrictions under various debt obligations and our Series D preferred stock designation that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly sales prices (as reported by NASDAQ) of our Class A common stock for the years ended December 31, 2008 and 2007.

Sales Price Range of Class A Common Stock	High	Low
Fiscal 2007
First Quarter	$2.07	$1.38
Second Quarter	1.82	1.31
Third Quarter	1.72	1.27
Fourth Quarter	1.34	0.70

Fiscal 2008
First Quarter	1.39	0.72
Second Quarter	0.91	0.50
Third Quarter	0.68	0.27
Fourth Quarter	0.44	0.03
     No repurchases of common stock took place during 2008 or 2007.

     Since December 21, 2007, we have failed to satisfy the NASDAQ minimum closing bid price of $1.00 per share and could be subject to NASDAQ delisting procedures if such noncompliance is not rectified on or before June 21, 2009. If the stock price does not increase to $1.00 or more for at least 10 consecutive trading days to re-establish compliance with NASDAQ’s listing requirement prior to that date, we intend to effectuate a reverse stock split. On July 24, 2008, our stockholders approved a potential reverse stock split to be effectuated by December 15, 2008 at a ratio to be determined by the board of directors between one-to-two and one-to-five; however, we will be seeking stockholder approval again as the deadline for the reverse split has passed and we will likely need to change the ratio of the reverse split given the decrease in our stock price since the original range of ratios was approved. We contemplate a reverse split of up to 1-for-20. Additionally, as of December 31, 2008, we had a stockholders’ deficit, which limits our options available to meet the NASDAQ continued listing requirements.

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

Equity Compensation Plan Information

     The following table provides information as of December 31, 2008, regarding shares outstanding and available for issuance under our existing stock option plans.

Number of Securities
	to be Issued	Weighted Average
	Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders	1,274,000	$1.67	-
Equity compensation plans not approved by security holders	-	-	-
Total	1,274,000	$1.67	-
Recent Sales of Unregistered Securities

     On January 29 and April 29, 2008, we issued 15,152 and 15,455 shares, respectively, of our Series D preferred stock to holders of our preferred stock in payment of quarterly dividends on the preferred stock. The dividends totaled $200,000 for the quarter ended January 29,2008 and $204,000 for the quarter ended April 29, 2008. We believe that the issuance and sale of the shares of Series D preferred stock was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

     On October 3 and December 4, 2008, we issued 379,017 and 679,999 shares, respectively, of our Class A common stock to holders of our Series D preferred stock in payment of quarterly dividends on the preferred stock. The dividends totaled $208,080 for each of the quarters ended July 29, 2008 and October 29, 2008. We believe that the issuance and sale of the shares of Class A common stock was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2008 Summary

     2008 was a very challenging year for the building materials industry and for AERT, marked by lower sales to our distributors, who maintained low inventory levels, and a decline in sales at the retail level. The combination of weak sales and higher raw material costs, along with decreased factory utilization, led to a significant loss for the year.

Results of Operations

Two Year Comparison

	2008	2007	% Change
Net sales	$87,397,541	$84,217,088	3.8%
Cost of goods sold	78,316,711	76,347,726	2.6%
% of net sales	89.6%	90.7%	-1.1%
Estimated liability for claims resolution from class action settlement	2,869,784	-	*
% of net sales	3.3%	0.0%	3.3%
Gross margin	6,211,046	7,869,362	-21.1%
% of net sales	7.1%	9.3%	-2.2%
Selling and administrative costs	20,529,774	16,634,606	23.4%
% of net sales	23.5%	19.8%	3.7%
(Gain) loss from fixed asset impairment and disposition	5,515,599	(7,920)	*
Operating loss	(19,834,327)	(8,757,324)	126.5%
% of net sales	-22.7%	-10.4%	-12.3%
Other expense:
Estimated liability from class action settlement	(1,962,775)	-	*
Late registration fees	(682,259)	-	*
Net interest expense	(3,780,989)	(3,773,526)	0.2%
Loss before dividends, income tax and extraordinary item	(26,260,350)	(12,530,850)	109.6%
% of net sales	-30.0%	-14.9%	-15.1%
Dividends on preferred stock	(826,484)	(1,080,795)	-23.5%
Loss before income tax and extraordinary item	(27,086,834)	(13,611,645)	99.0%
% of net sales	-31.0%	-16.2%	-14.8%
Net income tax (benefit) provision	8,830,845	(3,662,082)	*
% of net sales	10.1%	-4.3%	14.4%
Loss before extraordinary item	(35,917,679)	(9,949,563)	261.0%
% of net sales	-41.1%	-11.8%	-29.3%
Extraordinary gain due to fire (net of income tax)	-	432,403	-100.0%
Net loss applicable to common stock	$(35,917,679)	$(9,517,160)	277.4%
% of net sales	-41.1%	-11.3%	-29.8%
* Not meaningful as a percentage change

Sales

     Net sales for the year ended December 31, 2008 increased 4% compared to 2007. Our overall sales volume declined in 2008; however, our total sales dollars increased due to price increases implemented in the beginning of 2008.

Cost of Goods Sold and Gross Margin

     Cost of goods sold, as a percent of sales, increased to 93% in 2008 from 91% in 2007. Higher costs combined with a lower sales volume resulted in a decrease in our gross margin to 7% in 2008 from 9% in 2007. The increase in costs is due primarily to an accrual of $2.9 million for estimated claims resolution costs related to our class action lawsuit settlement. Raw material and freight costs were higher during most of 2008 as compared to 2007, though they decreased late in 2008. High petroleum prices drove freight and polyethylene feedstock price increases. The slowdown in the building products industry has reduced sales by cabinet and hardwood flooring manufacturers, from whom we acquire scrap wood fiber. Also, the use of wood pellets as an alternative fuel source has grown in the last few years. These two forces have acted to raise the cost of our wood raw materials. We intend to lower our plastic raw material costs with the addition of a new plastic recycling facility near Watts, Oklahoma, which we expect will commence operations in the second quarter of 2009. Additionally, we have taken steps to reduce costs by idling excess manufacturing capacity, consolidating operations, subleasing warehouses, reducing benefit costs, optimizing utilization of raw materials and reducing our labor force among other cost-cutting measures. The status of our facilities is discussed in Part I. Item 2. Properties.

Selling and Administrative Costs

     Selling and administrative costs increased $3.9 million in 2008 compared to 2007. As a percentage of net sales, selling and administrative costs increased to 24% from 20%. Advertising and promotion expenditures made up $2.0 million of the increase, due primarily to our MoistureShield® marketing campaign. Compensation and benefits increased by $1.1 million in 2008. Another contributing factor to the increase in selling and administrative costs was legal fees of $0.8 million recorded during 2008 associated with the class action allegations (see Part I. Item 3. Legal Proceedings). The categories of compensation and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up 77% of total selling and administrative costs in 2008. Cost reductions implemented in 2008 are expected to reduce selling and administrative costs in the future. We have significantly reduced our advertising and sales spending, restricted travel and reduced our selling and administrative headcount in 2008.

Asset Impairment and Other Expenses

Infrequent or unusual charges recorded during 2008 include the following:

  We recorded impairment charges for fixed assets at our Junction, Texas facility of $3.9 million. We have suspended operations at the facility and have no plans to resume operations there. Additionally, we recorded impairment charges of $1.5 million for certain assets not in use at our Springdale and Lowell facilities.
  $0.7 million was expensed for penalties related to the late registration of shares underlying our Series D preferred stock offering that took place in the fourth quarter of 2007. The registration statement was declared effective by the SEC on September 5, 2008, at which time the penalties ceased to accrue.
  A one-time charge of $1.9 million for plaintiff attorney fees and notice costs was recorded in connection with the class action lawsuit. An additional $2.9 million was expensed as part of cost of goods sold (discussed previously) for the claim resolution process.
Loss Before Taxes

     The operating loss for 2008 increased to $19.8 million from $8.8 million in 2007. We incurred a pre-tax loss of $27.1 million, or $0.57 per share, in 2008 compared to a pre-tax loss of $12.9 million, or $0.27 per share, in 2007.

Valuation Allowance

     At December 31, 2008, we had net operating loss carryforwards of $46.5 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2009 through 2028 if not utilized. As there is no assurance we will be able to generate adequate future taxable income to enable us to realize our net operating loss carryforwards prior to expiration, we increased our valuation allowance by $18.5 million to $20.0 million at December 31, 2008 to recognize our deferred tax assets only to the extent of our deferred tax liabilities. The increase in our valuation allowance in 2008 resulted in an income tax provision of $8.8 million in 2008 compared to an income tax benefit of $3.7 million in 2007, and comprised 52% of our after-tax loss.

Net Loss Applicable to Common Stock

     Due to the factors discussed above, our net loss after taxes in 2008 increased to $35.9 million, or $0.75 per share, compared to $9.5 million, or $0.20 per share, in 2007.

Summary of Infrequent or Unusual Charges in 2008

$ Millions
Class action claims resolution	2.9
Plaintiff attorney and notice costs	1.9
Class action defense costs	0.8
MoistureShield marketing campaign	2.0
Asset impairment	5.4
Preferred stock registration penalties	0.7
Tax valuation allowance	18.5
Total	32.2
Contingencies

Liquidity and Capital Resources

     In 2008, we funded our operations and certain of our capital expenditures with cash generated from operations. The construction work on our Watts facility, totaling $3.7 million in 2008, was funded by proceeds from our Watts industrial development bond, which were allocated to us in December 2007. In contrast, we used a significant amount of debt and equity financing in 2007 to fund our operations and capital expenditures. As discussed in the debt section below, we will require additional financing in 2009 to support our operations and service our debt obligations as they come due.

Cash Flows

Cash Flows from Operations

     Cash provided by operations in 2008 was $9.0 million compared to cash used in operations of $13.1 million in 2007, a $22.1 million increase in cash provided by operations. Inventory changes were the primary contributor to the increase. In 2007, cash was used to build $2.1 million in plastic raw material inventory and $6.6 million in finished goods inventory in anticipation of 2008 sales. In 2008, inventory decreased $13.1 million due to our sale of inventory that was built in 2007 and due to our efforts to keep inventory levels low.

Cash Flows from Investing Activities

     Cash used in investing activities in 2008 increased $2.5 million compared to 2007. Capital expenditures were approximately the same in the two years, but we financed $1.0 million of asset additions in 2007 and received $0.7 million in insurance proceeds for equipment in 2007.

Cash Flows from Financing Activities

     Cash used in financing activities was $3.2 million in 2008 compared to cash provided by financing activities of $16.5 million in 2007. The $19.7 million change in cash from financing activities was due primarily to the following:

  In 2007 we received $9.2 million in proceeds from the issuance of our Series D preferred stock and $1.5 million in proceeds from the exercise of stock options and warrants.
  In 2007 we received a bridge loan of $5 million for working capital and other purposes.
  In 2007 we borrowed a net of $2.2 million on our line of credit, and in 2008 we paid a net of $1.7 million on our line of credit, resulting in a net decrease of $4.0 million in cash provided by our line of credit.

Working Capital

     At December 31, 2008, we had a working capital deficit of $20.7 million compared to a working capital surplus of $2.2 million at December 31, 2007. Our 2008 deficit was the result of our loss from operations, which included costs related to the defense and settlement of a class action lawsuit and asset impairment charges, and our decision to finance certain capital projects with cash generated from operations. Components of working capital that fluctuated significantly include restricted cash, inventory and accrued liabilities.

     The decrease in restricted cash of $3.8 million was due primarily to the use of our Watts bond project fund to pay for the construction of our Watts plastic recycling facility. The total inventory decrease in 2008 was $13.1 million. As previously discussed, our inventory levels were high at the end of 2007 as our customers sought to keep their inventory levels low and we were forced to carry higher than usual inventory levels to meet the sales demand in early 2008. We sold the additional finished goods inventory in 2008 and reduced our raw materials inventory. The increase in accrued liabilities of $4.9 million was due primarily to our recording expected claims related to our class action lawsuit and the associated attorney fees. Our deferred tax asset decrease resulted from the increase in our valuation allowance, as discussed previously in “Results of Operations” under the heading “Valuation Allowance”.

Debt

     We paid down our debt by $4.7 million in 2008. We did not receive any additional long-term financing; however, we extended and refinanced a portion of our debt as discussed below.

Series 2008 Bonds

     On February 21, 2008, AERT completed a refunding of a prior 2003 industrial development bond obligation. The City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project), Series 2008 (the “Series 2008 Bonds”) were issued pursuant to an indenture, dated as of February 1, 2008, by and between the City of Springdale, Arkansas, as “Issuer”, and Bank of Oklahoma, N.A., as “Trustee”. The proceeds received from the sale of the Series 2008 Bonds were loaned by the Issuer to us, pursuant to the terms of a loan agreement, dated as of February 1, 2008, between us and the Issuer. The Series 2008 Bonds are special obligations of the Issuer, payable solely from the revenues assigned and pledged by the indenture to secure such payment. Those revenues will include the loan payments required to be made by us under the loan agreement.

     The Series 2008 Bonds were issued in an aggregate principal amount of $10.6 million, bear interest at a rate of 8% per annum and, subject to sinking fund obligations, mature on December 15, 2023. Proceeds of the bonds were used, along with other of our funds, to refund, pay and discharge the $11.2 million aggregate principal amount of the Issuer’s Series 2003 Industrial Development Refunding Revenue Bonds. Pursuant to the loan agreement, we will be obligated to make payments on the dates and in the amounts necessary to pay the principal of, premium (if any) and interest on the Series 2008 Bonds when due. The proceeds received from the sale of the Series 2003 Bonds were applied to refund a prior Series 1999 City of Springdale, Arkansas Industrial Development Revenue Bonds, which Series 1999 Bonds were in turn used, along with other of our funds, to finance and refinance costs of acquiring, constructing and equipping certain solid waste disposal and related facilities, used in connection with our manufacturing facilities located in Springdale, Arkansas. In connection with the issuance of the Series 2008 Bonds, the Company repaid a $1.0 million loan to Regions Bank, without prepayment penalty.

Taxable Note

     As a condition to the purchase of the Series 2008 Bonds by Allstate, we were required to make a $0.8 million prepayment of a taxable note payable to Allstate, originally issued in October 2003, on the date of issue of the Series 2008 Bonds. The remaining $1.8 million principal balance of the taxable note was due and payable on May 1, 2008. In April 2008, we paid $1 million on the note, and received extensions to July and October 2008 to repay the remaining $0.8 million. As of October 1, 2008, we received an additional extension to July 1, 2009 to repay the note, which bears interest at 19.75% .

Bridge Loan

     In 2007 we received a $5.0 million bridge loan bearing interest at 10% from Allstate that was originally due October 1, 2008. We received an extension to July 1, 2009 to repay the note. As part of the conditions of the extension, the accrued interest on the note as of October 1, 2008, which totaled $0.7 million, was added to the principal of the note. Additionally, we are required to pay a 5% premium on the principal balance of $5.7 million at maturity.

Line of Credit

     Effective September 15, 2008, we renewed our $10.6 million bank line of credit through December 15, 2008, and subsequently received extensions of the due date from the bank to June 15, 2009. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks and Steve Brooks, two of our executive officers. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to priority liens of Allstate and Liberty Bank. The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

Debt Covenants

     Under our 2007 and 2008 bond agreements, AERT covenants that it will maintain certain financial ratios (listed in the chart below). If we fail to comply with, or to secure a waiver for, certain of the covenants, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy. Our line of credit contains all of the financial covenants listed below, with the exception of the debt to equity covenant. In the case of noncompliance with certain of the covenants, the bank loan could also immediately become due and payable at any time and the bank lender could foreclose on the property used to secure the debt, which could force us into a bankruptcy proceeding before we can refinance this indebtedness.

     We were not in compliance with the debt service coverage, current ratio, accounts payable, and debt to equity covenants as of December 31, 2008. The bond trustee waived the debt service coverage covenant through January 1, 2009, and waived the current ratio, accounts payable and debt to equity covenants through January 1, 2010. Failure to comply with the debt service coverage covenant does not allow the holder of the bonds to demand repayment of the loan. The bank lender for our line of credit has not waived the covenants, and as such we are in default on that loan. However, the bank has not demanded repayment of the loan, though it has the right to do so at any time.

     Our Allstate notes payable have cross-default provisions that caused them to be in technical default at December 31, 2008 due to our non-compliance with the loan covenants discussed above. The covenants were waived by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans.

	December 31,
	2008	Compliance
Bonds Payable and Allstate Notes Payable Debt Covenants
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	(3.72)	No – Waived
Current ratio of not less than 1.00 to 1.00	0.51	No – Waived
Debt to equity ratio of not more than 3.00 to 1.00	(10.07)	No – Waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	50.5%	No – Waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	12.0%	Yes
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

Accounts Receivable

     Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice. Accounts receivable are carried at the original invoice amount less an estimated reserve. Management reviews all overdue accounts receivable balances and estimates the portion, if any, of the balance that may not be collected and provides an allowance. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a reduction in trade accounts receivable. Recoveries of trade receivables previously written off are recorded when received.

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

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time of shipment, or segregated and billed under a bill and hold agreement. The terms of this agreement qualify for revenue recognition under SAB 104. Sales are recorded net of discounts, rebates, and returns.

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

Item 8. Financial Statements.

     The financial statements portion of this item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     See report on Form 8-K/A dated January 21, 2009.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.

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

     We assessed the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that such internal control over financial reporting was effective as of December 31, 2008.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit it to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

     During the fourth quarter ended December 31, 2008, we concluded our remediation of previous material weaknesses in our internal control over financial reporting. Other than that remediation, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The information required by Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2008 annual meeting of stockholders.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

     (a1) and (a2). The Financial Statements listed in the accompanying Index to Financial Statements are filed as part of this report and such Index is hereby incorporated by reference. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

/s/ J. R. BRIAN HANNA
J. R. Brian Hanna,
Chief Financial Officer
(principal financial officer)

/s/ ERIC E. BARNES
Eric E. Barnes,
Chief Accounting Officer
(principal accounting officer)
Date: March 30, 2009

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

Signature	Title	Date
/s/ JOE G. BROOKS	Chairman and Chief Executive Officer	March 30, 2009
Joe G. Brooks

/s/ STEPHEN W. BROOKS	Vice Chairman, Chief Operating	March 30, 2009
Stephen W. Brooks	Officer and Secretary

/s/ JERRY B. BURKETT	Director	March 30, 2009
Jerry B. Burkett

/s/ EDWARD P. CARDA	Director	March 30, 2009
Edward P. Carda

	Director	March 30, 2009
Tim W. Kizer

/s/ SAL MIWA	Director	March 30, 2009
Sal Miwa

	Director	March 30, 2009
Jim Robason

/s/ MICHAEL M. TULL	Director	March 30, 2009
Michael M. Tull

	Director	March 30, 2009
Peter S. Lau

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3 – F-4
Statements of Operations	F-5
Statements of Stockholders’ Equity (Deficit)	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8 – F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. Tullius Taylor Sartain & Sartain LLP audited the financial statements of Advanced Environmental Recycling Technologies, Inc. as of and for the year ended December 31, 2007, and merged with Hogan & Slovacek P.C. to form HoganTaylor LLP effective January 7, 2009.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Advanced Environmental Recycling Technologies, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Advanced Environmental Recycling Technologies, Inc.’s recurring losses from operations, stockholders’ deficit, and inability to generate sufficient cash flow to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               /s/ HOGANTAYLOR LLP

Fayetteville, Arkansas
March 30, 2009

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,238,488	$1,716,481
Restricted cash	7,630,625	11,461,950
Restricted certificate of deposit	-	871,468
Trade accounts receivable, net of allowance of $615,882 at December 31, 2008 and $0 at December 31, 2007	1,574,058	1,866,621
Inventories	10,551,344	23,622,586
Prepaid expenses	933,268	892,462
Total current assets	21,927,783	40,431,568

Land, buildings and equipment:
Land	1,988,638	1,988,638
Buildings and leasehold improvements	9,213,134	10,008,257
Machinery and equipment	46,680,586	51,690,169
Transportation equipment	1,124,681	1,148,046
Office equipment	2,800,938	1,169,213
Construction in progress	5,810,491	4,218,303
Total land, buildings and equipment	67,618,468	70,222,626
Less accumulated depreciation	33,004,057	31,380,005
Net land, buildings and equipment	34,614,411	38,842,621

Other assets:
Deferred tax asset	-	8,851,412
Debt issuance costs, net of accumulated amortization of $1,327,896 at December 31, 2008 and $1,052,949 at December 31, 2007	3,150,757	3,042,645
Debt service reserve fund	2,100,599	3,391,500
Other assets, net of accumulated amortization of $449,883 at December 31, 2008 and $421,310 at December 31, 2007	371,247	361,557
Total other assets	5,622,603	15,647,114
Total assets	$62,164,797	$94,921,303
The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable – trade	$10,699,771	$9,274,134
Accounts payable – related parties	487,581	350,882
Current maturities of long-term debt	9,290,277	9,582,145
Current maturities of capital lease obligations	214,579	224,840
Accruals related to expected settlement of class action lawsuit	4,649,784	-
Other accrued liabilities	6,305,039	6,084,345
Working capital line of credit	10,579,475	12,303,378
Notes payable	366,581	385,229
Total current liabilities	42,593,087	38,204,953

Long-term debt, less current maturities	23,244,236	25,707,959
Capital lease obligations, less current maturities	581,726	796,305
	23,825,962	26,504,264

Accrued dividends on convertible preferred stock	143,280	136,957

Commitments and contingencies (see Note 13)

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, 788,182 and 757,576 shares issued and outstanding at December 31, 2008 and 2007, respectively	7,882	7,576
Class A common stock, $.01 par value; 100,000,000 shares authorized; 47,423,680 and 46,314,250 issued and outstanding at December 31, 2008 and 2007, respectively	474,237	463,143
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2008 and 2007	14,655	14,655
Warrants outstanding; 3,787,880 at December 31, 2008 and 2007	1,533,578	1,533,578
Additional paid-in capital	52,306,080	50,872,462
Accumulated deficit	(58,733,964)	(22,816,285)
Total stockholders' equity (deficit)	(4,397,532)	30,075,129
Total liabilities and stockholders' equity (deficit)	$62,164,797	$94,921,303
The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Net sales	$87,397,541	$84,217,088
Cost of goods sold	78,316,711	76,347,726
Estimated liability for claims resolution from class action settlement	2,869,784	-
Gross margin	6,211,046	7,869,362
Selling and administrative costs	20,529,774	16,634,606
(Gain) loss from fixed asset impairment and disposition	5,515,599	(7,920)
Operating loss	(19,834,327)	(8,757,324)
Other income (expense):
Estimated liability from expected class action settlement	(1,962,775)	-
Late registration fees	(682,259)	-
Interest income	43,913	183,409
Interest expense	(3,824,902)	(3,956,935)
Net other expense	(6,426,023)	(3,773,526)
Loss before dividends, income tax and extraordinary item	(26,260,350)	(12,530,850)
Dividends on preferred stock	(826,484)	(1,080,795)
Loss before income tax and extraordinary item	(27,086,834)	(13,611,645)
Income tax (benefit) provision	8,830,845	(3,662,082)
Loss before extraordinary item	(35,917,679)	(9,949,563)
Extraordinary gain on involuntary conversion of non-monetary assets due to fire (net of income tax)	-	432,403
Net loss applicable to common stock	$(35,917,679)	$(9,517,160)

Loss per share of common stock before extraordinary item (basic and diluted)	$(0.75)	$(0.21)
Extraordinary gain per share of common stock (basic and diluted)	--	$0.01
Loss per share of common stock after extraordinary item (basic and diluted)	$(0.75)	$(0.20)
Weighted average number of common shares outstanding (basic and diluted)	47,937,520	47,030,850
The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Additional
	Preferred Stock		Class A Common Stock		Class B Common Stock		Warrants Outstanding		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Value	Capital	Deficit	Total

Balance - December 31, 2006	-	$-	43,041,164	$430,412	1,465,530	$14,655	4,606,132	$2,519,389	$37,891,274	$(13,299,125)	$27,556,605

Issuance of Series D preferred stock	757,576	7,576	-	-	-	-	-	-	9,186,044	-	9,193,620
Issuance of Series W stock warrants	-	-	-	-	-	-	3,787,880	1,533,578	(1,533,578)	-	-
Issuances of restricted stock	-	-	160,641	1,607	-	-	-	-	(1,607)	-	-
Exercise of stock options	-	-	1,333,130	13,331	-	-	-	-	662,038	-	675,369
Exercise of Series H warrants	-	-	1,771,792	17,718	-	-	(1,771,792)	(1,142,060)	1,958,448	-	834,106
Exercise of Series X warrants	-	-	7,523	75	-	-	(508,989)	(270,251)	270,176	-	-
Expiration of Series X warrants	-	-	-	-	-	-	(1,304,082)	(692,412)	692,412	-	-
Expiration of Series Y warrants	-	-	-	-	-	-	(1,021,269)	(414,666)	414,666	-	-
Deferred equity compensation for restricted stock	-	-	-	-	-	-	-	-	388,751	-	388,751
Series D preferred stock dividends from beneficial conversion feature	-	-	-	-	-	-	-	-	943,838	-	943,838
Net loss	-	-	-	-	-	-	-	-	-	(9,517,160)	(9,517,160)
Balance - December 31, 2007	757,576	7,576	46,314,250	463,143	1,465,530	14,655	3,787,880	1,533,578	50,872,462	(22,816,285)	30,075,129

Issuances of Series D preferred stock in payment of dividends on Series D preferred stock	30,606	306	-	-	-	-	-	-	403,694	-	404,000

Issuances of restricted stock	-	-	50,414	504	-	-	-	-	(504)	-	-

Issuances of Class A common stock in payment of dividends on Series D preferred stock	-	-	1,059,016	10,590	-	-	-	-	405,570	-	416,160

Deferred equity compensation for restricted stock	-	-	-	-	-	-	-	-	624,858	-	624,858

Net loss	-	-	-	-	-	-	-	-	-	(35,917,679)	(35,917,679)

Balance - December 31, 2008	788,182	$7,882	47,423,680	$474,237	1,465,530	$14,655	3,787,880	$1,533,578	$52,306,080	$(58,733,964)	$(4,397,532)
The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss applicable to common stock	$(35,917,679)	$(9,517,160)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	5,981,311	5,331,206
Dividends on preferred stock	826,484	1,080,795
Deferred tax (benefit) provision	8,851,412	(3,662,082)
(Gain) loss from fixed asset impairment and disposition	5,515,599	(7,920)
Extraordinary gain on involuntary conversion of non-monetarty assets due to fire	-	(432,403)
Increase (decrease) in accounts receivable allowance	615,882	(374,894)
(Increase) decrease in other assets	833,205	(1,432,889)
(Increase) decrease in cash restricted for letter of credit and interest costs	997,365	(450,067)
Changes in current assets and current liabilities	21,346,172	(3,630,170)
Net cash provided by (used in) operating activities	9,049,751	(13,095,584)

Cash flows from investing activities:
Purchases of land, buildings and equipment	(6,442,305)	(4,526,559)
Insurance proceeds from involuntary conversion of non-monetary assets due to fire	-	700,000
Proceeds from disposition of equipment	121,802	-
Net cash used in investing activities	(6,320,503)	(3,826,559)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	(1,723,903)	2,243,378
Proceeds from issuance of notes - related party	-	750,000
Proceeds from issuance of notes - other	-	18,515,000
Payments on notes - related party	-	(1,750,000)
Payments on notes - other	(4,980,480)	(3,150,627)
Payments on capital lease obligations	(224,840)	(121,390)
(Increase) decrease in cash restricted for payment of debt and construction	4,124,861	(10,224,692)
Debt acquisition costs	(402,879)	(490,672)
Proceeds from preferred stock placement, net	-	9,193,620
Proceeds from exercise of stock options and warrants, net	-	1,509,475
Net cash provided by (used in) financing activities	(3,207,241)	16,474,092

Decrease in cash and cash equivalents	(477,993)	(448,051)
Cash and cash equivalents, beginning of period	1,716,481	2,164,532
Cash and cash equivalents, end of period	$1,238,488	$1,716,481
The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Description of the Company

     Advanced Environmental Recycling Technologies, Inc. (AERT or the Company), founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics which have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading national companies such as Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as a low maintenance, exterior green building alternative for decking, railing, and trim products.

     The Company currently manufactures all of its composite products at an extrusion facility (Springdale North) in Springdale, Arkansas. It owns a second composite extrusion facility (Springdale South) in Springdale that has been temporarily idled since July 2008 due to the current recession and downturn in building activity. Operations at the facility will resume when demand for the Company’s products increases. The Company suspended extrusion operations at its Junction, Texas composite extrusion facility in October 2007. The Company determined at the end of 2008 that it would not resume operations at the facility, and accordingly has recorded an impairment charge for fixed assets at the Junction facility of $3.9 million. Additionally, the Company recorded impairment charges of $1.5 million for certain assets not in use at its Springdale and Lowell facilities.

     The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas. It also leases four warehouses and a ten acre tract used for inventory storage in Lowell. Two of the warehouses are currently being subleased. In December 2007, the Company entered into a related party lease for the use of 60 acres in Watts, Oklahoma where it began construction of an additional plastics recycling facility in September 2008. This facility is projected to commence operations in the second quarter of 2009, and is intended to recycle lower grades of polyethylene plastic scrap in order to reduce the Company’s costs of recycled plastics and value added compounds and to allow for potential sales of recycled plastics to third parties.

Note 2: Future Operations

     The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2008, the Company had a working capital deficit of $20.7 million, had incurred losses from operations of $19.8 million and $8.8 million for the years ended December 31, 2008 and 2007, respectively, and had a stockholders’ deficit of $4.4 million. The Company has limited additional financial resources available to support its operations and has relied over the last year on extensions of certain of its financings by its lenders. The Company will require additional financial resources in order to fund maturities of debt and other obligations as they become due. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its creditors, investors and customers, and its ability to successfully mass produce and market its products at economically feasible levels.

     The Company plans to resolve its current liquidity issue and structure its operations to generate positive cash flow in 2009, while improving profits in the future to maximize shareholder value. The Company’s immediate liquidity issue is being addressed by:

1)	Implementing additional cost reductions: A substantial amount of cost has already been eliminated from the Company’s operations and additional cost reductions are being identified and implemented.

2)
Pursuing additional funding to provide liquidity while restructuring the business: In addition to retaining consultants to seek potential sources for asset-based loans, the Company is pursuing a USDA loan guarantee and investigating grants for companies that produce environmentally responsible green products, as well as seeking less traditional debt and equity financing opportunities.

3)
Restructuring existing debt to improve short-term liquidity: The Company’s line of credit has been extended by Liberty Bank through June 15, 2009, and the Company plans to seek extensions for other loans maturing in 2009. Additionally, the Company has been granted certain loan concessions by Allstate, the holder of the Company’s bonds, which has maintained its support by continuing to fund the construction of the Company’s Watts plastic recycling facility.

Note 3: Summary of Significant Accounting Policies

Revenue Recognition Policy

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time of shipment, or segregated and billed under a bill and hold agreement. The terms of this agreement qualify for revenue recognition under SAB 104. Sales are recorded net of discounts, rebates, and returns, which were $1,475,169 in 2008 and $1,509,193 in 2007.

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

Operating Costs

     The cost of goods sold line item in the Company’s statements of operations includes costs associated with the manufacture of our products, such as labor, depreciation, repairs and maintenance, utilities, leases, and raw materials, including the costs of raw material delivery, warehousing and other distribution related costs. The selling and administrative costs line item in the Company’s statements of operations includes costs associated with sales, marketing, and support activities like accounting and information technology. The types of costs incurred in those areas include labor, advertising, travel, commissions, outside professional services, leases and depreciation.

Statements of Cash Flows

     In order to determine net cash provided by (used in) operating activities, net loss has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows:

	Year Ended December 31,
	2008	2007
Receivables	$(323,319)	$3,058,545
Inventories	13,071,242	(9,106,741)
Prepaid expenses and other	2,165,435	1,654,972
Accounts payable — trade and related parties	1,562,336	(2,155,919)
Accrued liabilities	4,870,478	2,918,973
	$21,346,172	$(3,630,170)
Cash paid for interest	$4,985,302	$3,380,690
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities

	Year Ended December 31,
	2008	2007
Notes payable for financing of insurance policies	$1,447,543	$1,528,777
Notes payable for equipment	—	1,437,664
Dividends on preferred stock paid in stock	820,161	—

Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments, those with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2008 and 2007, restricted cash included $7,630,625 and $10,353,930, respectively, that was restricted for payment of construction and equipment costs at our planned Watts, Oklahoma plastic recycling facility (see Note 5: Notes Payable and Long-term Debt). Additionally, restricted cash at December 31, 2007 included $248,654 that served as collateral for letters of credit with respect to purchases on credit from certain vendors and $857,849 that was restricted for payment of principal and interest on the Company’s bonds payable.

Buildings and Equipment

     Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 3 to 6 years and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for the years ended December 31, 2008 and 2007 was $5.0 million and $4.7 million, respectively.

     Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended. Interest costs incurred on debt issued to construct facilities are capitalized during the construction period as part of the project cost. The net amount of capitalized interest in 2008 was $935,224.

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

     The Company recorded impairment losses totaling $5.4 million for 2008 (see “(Gain) loss from fixed asset impairment and disposition” line item in the Statement of Operations). Impairment charges for fixed assets at the Company’s Junction, Texas facility totaled $3.9 million. The Company suspended operations at the facility and has no plans to resume operations there. Additionally, the Company recorded impairment charges of $1.5 million for certain assets not in use at its Springdale and Lowell facilities.

     At December 31, 2008 and 2007, office equipment included $1,013,208 related to assets under capital leases and machinery and equipment included $194,562 related to assets under capital leases. At December 31, 2008 and 2007, accumulated depreciation included $466,310 and $86,438, respectively, related to assets under capital leases.

     As discussed in Note 1, the Company owns a composite extrusion facility (Springdale South) in Springdale that has been temporarily idled since July 2008 due to the current recession and downturn in building activity. Operations at the facility will resume when demand for the Company’s products increases. At December 31, 2008, land, buildings and equipment contained the following amounts related to the Springdale South facility: land - $1.3 million, buildings - $4.0 million, and machinery and equipment - $11.9 million.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following at December 31:

	2008	2007
Parts and supplies	$1,793,748	$2,423,766
Raw materials	3,607,383	7,182,551
Work in process	2,092,915	3,906,810
Finished goods	3,057,298	10,109,459
	$10,551,344	$23,622,586

Other Assets

     Debt issuance costs are amortized over the term of the related debt. Amortization of debt issuance costs charged to interest expense was $294,767 for 2008 and $267,476 for 2007.

     The net costs for the preparation of patent applications of $35,865 and $64,438 as of December 31, 2008 and 2007, respectively, are being amortized using the straight-line method over 17 years. Amortization expense for patents was $28,573 for each of 2008 and 2007. The amortization of intangible assets resulted in aggregate expense of $323,340 for 2008 and $296,049 for 2007.

     The debt service reserve fund is restricted for the life of the bonds payable (see Note 5: Notes Payable and Long-term Debt) for payment of principal and interest on the bonds in the case the Company is unable to make those payments.

As of December 31, the Company had the following amounts related to intangible assets:

	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Debt issuance costs	$4,478,653	$1,327,896	$4,095,594	$1,052,949
Patents	485,748	449,883	485,748	421,310
	$4,964,401	$1,777,779	$4,581,342	$1,474,259
The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated
Amortization
2009	$238,624
2010	217,343
2011	210,051
2012	210,051
2013	210,051
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

     Accounts receivable are carried at original invoice amounts less an estimated reserve made for returns and discounts based on a review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed thirty days from invoice date, and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance account based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Recoveries of trade receivables previously written off are recorded when received.

The table below presents a rollforward of our allowance for sales returns for 2008 and 2007.

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period
Allowance for sales returns
2008	$-	$615,882	$-	$-	$615,882
2007	-	-	-	-	-
Warranty Estimates

     The Company offers a limited warranty on its products. Estimates of expected warranty claims are recorded as liabilities and charged to income in the period revenue is recognized. Amounts accrued for warranty claims totaled $1,417,180 and $1,162,500 at December 31, 2008 and 2007, respectively.

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

     In computing diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. The exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for the years ended December 31, 2008 and 2007. Therefore, basic EPS and diluted EPS were computed in the same manner for those years.

     Although not included in the diluted EPS calculation due to being antidilutive, the Company has potentially dilutive options and warrants (see Notes 6 and 7). The total number of shares of common stock issuable pursuant to options and warrants at December 31, 2008 and 2007 were 5,061,880 and 5,309,380, respectively. Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.

Concentration Risk

Credit Risk

     The Company’s revenues are derived principally from Weyerhaeuser, the Company’s primary decking customer, regional building materials dealers, and a small number of regional and national door and window manufacturers. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers. Weyerhaeuser is the only customer from which the Company derived more than 10% of its revenue in 2008 and 2007. The following table presents sales to Weyerhaeuser and the percentage of gross sales that those sales represent.

	2008	2007
Sales (in millions)	$69.0	$64.4
% of total sales	78%	75%

Cash and Cash Equivalents

     The Company maintains bank accounts which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC insurance limit. The Company believes no significant concentrations of risk exist with respect to its cash.

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

Share-Based Payments

     The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost in the financial statements. Compensation cost is recognized as the awards vest. Since 2005, the Company has used restricted stock awards as its exclusive form of stock-based compensation.

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

Advertising Costs

     Advertising costs are charged to expense in the period incurred. Advertising expense was $3,624,408 and $1,772,249 in 2008 and 2007, respectively. The increase in 2008 was due to a marketing campaign intended to increase sales of our MoistureShield® decking products.

Research and Development Costs

     Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $322,552 and $265,881 in 2008 and 2007, respectively.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays until January 1, 2009 the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. The Company adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on its financial statements.

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

Note 4: Related Party Transactions

Leases

     In December 2007, the Company entered into a 20-year lease for an existing 16 building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for construction of a waste plastic washing, recycling, and reclamation facility. The property is being leased from Razorback Farms, a corporation controlled by Marjorie S. Brooks, the Company’s largest stockholder and a former director, with payments of .0075 cents per pound of plastic recycled, commencing on January 1, 2009 on a pounds of production, or net throughput of recycled plastic produced, basis with a minimum rent of $1,000 per month. The throughput or production rent is due quarterly and is capped throughout the term of the lease not to exceed $450,000 per year.

     Beginning in 2011, from January 1 to March 1, 2011 for a 60-day period and every three years thereafter, the Company shall have the right to purchase the site and any adjoining property of 891 acres required for the operation of its facility at fair market value.

     The Company leased manufacturing equipment from Razorback Farms in 2008 and 2007. Lease payments for the equipment totaled $51,497 in 2008 and $61,796 in 2007. The lease term expired in October 2008.

Commissions

     The Company employs the services of a related party, Tull Sales, Inc. (Tull Sales), as an outside sales representative. Tull Sales is owned by Michael M. Tull, one of our directors. Commission costs incurred by the Company for services performed by Tull Sales were $543,438 in 2008 and $679,390 in 2007.

Guarantees

     Marjorie Brooks; Joe Brooks, the Company’s chairman and chief executive officer; and Steve Brooks, the Company’s chief operating officer; personally guarantee repayment of our bank line of credit, which had a balance of $10,579,475 at December 31, 2008. Marjorie Brooks also guarantees the Company’s $5,758,699 Allstate note. The Company recorded loan guarantee fees of $318,429 in 2008 and $239,313 in 2007 to compensate Ms. Brooks for her guarantees.

Debt

     In 2006 and 2007, we received loans in the amount of $1,000,000 and $750,000, respectively, from Brooks Investment Company (BIC), which is controlled by Ms. Brooks. The interest rate on loans outstanding to BIC during 2007 was 9.25% . During 2007, we made payments to BIC in the amount of $1,750,000 for the principal portion of loans and $32,124 for interest. There were no loans outstanding from BIC at December 31, 2008 and 2007.

Raw Material Purchases

     During 2007, we purchased $1,113,000 in plastic and wood fiber through BIC, and paid $17,000 in interest related to those purchases.

Other

Accounts payable-related parties included the following amounts:

  Sales commissions of $105,985 and $63,501 at December 31, 2008 and 2007, respectively, owed to Tull Sales
  Loan guarantee fees of $218,643 and $155,268 at December 31, 2008 and 2007, respectively, owed to Marjorie S. Brooks
  Lease, contract employee and other charges of $78,996 and $95,849 at December 31, 2008 and 2007, respectively, owed to Razorback Farms
Note 5: Line of Credit

     Effective September 15, 2008, The Company renewed its line of credit through December 15, 2008, and subsequently received extensions of the due date from the bank to June 15, 2009. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and is provided by Liberty Bank of Arkansas at an interest rate of 9%. The maximum amount that may be drawn on the line at one time is the lesser of $11.4 million and the borrowing base. At December 31, 2008, the line of credit balance of $10.6 million exceeded the borrowing base of $6.3 million, leaving no funds available to borrow on the line of credit at December 31, 2008. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory, excluding parts and supplies. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer. The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

Note 6: Notes Payable and Long-Term Debt

   Notes Payable

	2008	2007
Notes payable consisted of the following at December 31:
Various notes payable to finance insurance policies bearing interest at rates between 8.0% and 8.5% in 2008; secured by insurance policies; principal and interest payable monthly	$366,581	$385,229
    Long-term Debt

	2008	2007
Long-term debt, less current maturities consisted of the following at December 31:
8% bonds payable (2007 bonds) to Bank of Oklahoma; principal payable annually beginning December 15, 2009; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, and pledged revenues; maturing on December 15, 2023(a)	$13,515,000	$13,515,000
7% bonds payable (2003 bonds) to Regions Bank; principal payable annually; interest payable semi- annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, pledged revenues, and a personal guarantee on $4 million of the outstanding balance by Marjorie S. Brooks, the major stockholder; originally maturing on October 1, 2017, refinanced by the 2008 bonds in February 2008(a)	-	11,200,000
8% bonds payable (2008 bonds) to Bank of Oklahoma; principal payable annually beginning December 15, 2009; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, and pledged revenues; maturing on December 15, 2023(a)	10,610,000
10% note payable to Allstate, secured by subordinated interest in the collateral securing the bonds payable and a personal guarantee by Marjorie S. Brooks, our major stockholder; principal and interest due July 1, 2009(b)	5,758,699	5,000,000
19.75% note payable to Allstate, secured by subordinated interest in the collateral securing the bonds payable; interest payable semiannually; principal due on July 1, 2009	800,000	2,600,000
Variable rate note payable bearing interest at the Wall Street Journal prime rate plus 1% (4.25% at December 31, 2008); secured by certain real estate and equipment purchased with proceeds from the note; principal and interest payable monthly; maturing on September 28, 2009	1,817,251	1,900,799
Variable rate note payable bearing interest at LIBOR plus 3.1% (7.6% at December 31, 2007); secured by equipment purchased with proceeds from the note; principal and interest payable monthly; originally maturing on May 1, 2009, repaid in February 2008	-	997,416
Other	33,563	76,889
Total	32,534,513	35,290,104
Less current maturities	(9,290,277)	(9,582,145)
Long-term debt, less current maturities	$23,244,236	$25,707,959

(a)
Our 2007 and 2008 bonds have the same covenants. We were not in compliance with the debt service coverage, current ratio, accounts payable, and debt to equity covenants as of December 31, 2008. The bond trustee waived the debt service coverage covenant through January 1, 2009, and waived the current ratio, accounts payable and debt to equity covenants through January 1, 2010. Our Allstate notes payable have cross-default provisions that caused them to be in technical default at December 31, 2008 due to our non-compliance with the loan covenants discussed above. The covenants were waived by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans.

(b)
The face amount of the note is $5,668,056 and a 5% premium on the note is due at maturity. The effective interest rate on the note is 16.2%. At December 31, 2008, there was $192,759 of unamortized discount on the note.

    The aggregate maturities of long-term debt as of December 31, 2008 were as follows:

Year	Amount
2009	$9,290,277
2010	967,863
2011	1,036,373
2012	1,115,000
2013	1,205,000
Thereafter	18,920,000
$32,534,513
     On February 21, 2008, AERT completed a refunding of a prior 2003 industrial development bond obligation. The City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project), Series 2008 (the “Series 2008 Bonds”) were issued pursuant to an indenture, dated as of February 1, 2008, by and between the City of Springdale, Arkansas, as “Issuer”, and Bank of Oklahoma, N.A., as “Trustee”. The proceeds received from the sale of the Series 2008 Bonds were loaned by the Issuer to us, pursuant to the terms of a loan agreement, dated as of February 1, 2008, between us and the Issuer. The Series 2008 Bonds are special obligations of the Issuer, payable solely from the revenues assigned and pledged by the indenture to secure such payment. Those revenues will include the loan payments required to be made by us under the loan agreement.

     The Series 2008 Bonds were issued in an aggregate principal amount of $10.6 million, bear interest at a rate of 8% per annum and, subject to sinking fund obligations, mature on December 15, 2023. Proceeds of the bonds were used, along with other of our funds, to refund, pay and discharge the $11.2 million aggregate principal amount of the Issuer’s Series 2003 Industrial Development Refunding Revenue Bonds. Pursuant to the loan agreement, we will be obligated to make payments on the dates and in the amounts necessary to pay the principal of, premium (if any) and interest on the Series 2008 Bonds when due. The proceeds received from the sale of the Series 2003 Bonds were applied to refund a prior Series 1999 City of Springdale, Arkansas Industrial Development Revenue Bonds, which Series 1999 Bonds were in turn used, along with other of our funds, to finance and refinance costs of acquiring, constructing and equipping certain solid waste disposal and related facilities, used in connection with our manufacturing facilities located in Springdale, Arkansas. In connection with the issuance of the Series 2008 Bonds, the Company repaid a $1.0 million loan to Regions Bank, without prepayment penalty.

     As a condition to the purchase of the Series 2008 Bonds by Allstate, we were required to make a $0.8 million prepayment of a taxable note payable to Allstate, originally issued in October 2003, on the date of issue of the Series 2008 Bonds. The remaining $1.8 million principal balance of the taxable note was due and payable on May 1, 2008. In April 2008, we paid $1 million on the note, and received extensions to July and October 2008 to repay the remaining $0.8 million. As of October 1, 2008, we received an additional extension to July 1, 2009 to repay the note, which bears interest at 19.75% .

     In 2007 we received a $5.0 million bridge loan bearing interest at 10% from Allstate that was originally due October 1, 2008. We received an extension to July 1, 2009 to repay the note. As part of the conditions of the extension, the accrued interest on the note as of October 1, 2008, which totaled $0.7 million, was added to the principal of the note. Additionally, we are required to pay a 5% premium on the principal balance of $5.7 million at maturity.

Note 7: Stockholders’ Equity (Deficit)

Series D Preferred Stock

     On October 29, 2007, the Company sold for $10 million cash (i) an aggregate 757,576 shares of a newly established Series D convertible preferred stock, convertible initially at a conversion price of $1.32, and (ii) accompanying five-year warrants to acquire an aggregate of 3,787,880 shares of common stock at an initial exercise price of $1.38. The Series D preferred stock has an 8% cumulative dividend rate. For the first two quarters following the closing, the Company paid dividends in additional shares of Series D preferred stock, which was allowed under the agreement. Beginning in the third quarter following the closing, dividends were paid in shares of common stock. Dividends paid in 2008 totaled $820,160. In the future, the Company has the option to pay the dividends in either cash or Class A common stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock are entitled to receive a liquidation preference equal to two times the original purchase price plus all accrued but unpaid dividends. In addition to separate protective voting rights as to certain customary matters, the holders of the Series D preferred stock will be entitled to vote on an as-converted basis, as amended, together with the holders of the Company’s common stock on all other matters submitted to a vote of the Company’s stockholders.

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

     The Company received stockholder approval in July 2008, as required under NASDAQ Capital Market rules, for the issuance of underlying common shares upon conversion or exercise, to the extent any such anti-dilution adjustments could cause the issuance of in excess of 19.99% of the currently outstanding number of shares of the Company’s common stock at a price below the prevailing price on the date of original issuance. The Company has undertaken not to make any issuances of securities that would cause an anti-dilution adjustment to the Series D preferred stock or warrants unless such stockholder approval has been first obtained. The preferred share designation and the warrants contain “blocker” provisions prohibiting the conversion of the preferred shares or the exercise of the warrants if as a result an investor or its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock. The “blocker” provision may be waived by the investor upon 61 days prior written notice.

     In the event of certain mergers, consolidations or other business combinations to which the Company is a party, the holders of the Series D preferred stock will be entitled at their option to have such preferred stock redeemed at 100% of its stated value plus accrued dividends. In the event of certain specified “triggering events” such as a lapse of the registration statement, suspension of its listing, deregistration under the Exchange Act, completion of a going private transaction, failure to comply with certain conversion procedures and timing, or breaches of the Company’s representations, covenants and other obligations to the investors, the holders of the Series D preferred stock will be entitled at their option to have such preferred stock redeemed at 120% of the stated value plus accrued dividends. In the event holders elect such a redemption in the case of a major transaction or triggering event, the Company has the option to make the redemption payment in either cash or stock for those redemption events not in its control, valued at the lesser of the conversion price or the then-current 30-day volume-weighted average price of the common stock. The Company could be required to make redemption payments in cash for certain redemption events that are within its control. Also in the event of such a merger, consolidation or business combination, the Company will have the option to redeem the Series D preferred stock at an amount equal to the liquidation preference plus any accrued and unpaid dividends and liquidated damages, if any.

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

     The Company and the investors also entered into a registration rights agreement under which, among other things, the Company agreed to use its best efforts to (i) file a registration statement with the SEC for the resale of the common stock underlying the Series D preferred stock and the warrants within 30 days following the closing, and (ii) cause such registration statement to become effective within 120 days after closing. The Company agreed that if the registration statement was not filed within 30 days after closing or declared effective within 120 days after closing, the Company would pay the investors liquidated damages of 1.5% of the amount invested for an initial 30-day period and 1.0% of the amount invested for each 30-day period thereafter until the registration statement was filed or effective, as the case may be. The preferred stock was declared effective subsequent to the deadline set forth in the registration rights agreement, causing the Company to record $682,259 for late registration penalties. The registration statement was declared effective by the SEC on September 5, 2008, at which time the penalties ceased to accrue. In addition, for certain delays in processing a trade or the reissuance of stock certificates, the Company could be liable for additional partial liquidated damages of between $10-20 per trading day per $2,000 of securities so delayed, subject to a cap so that such damages will not exceed 1.5% of the stated value of the preferred stock held by the investor affected by such delays during any 30-day period.

     The proceeds were used to pay a portion of the Company’s existing indebtedness, to implement operating and manufacturing efficiencies designed to improve the Company’s waste plastic recycling process and allow it to better control its supply costs, for marketing initiatives designed to promote the green building, environmentally-conscious features of its products, and for working capital and other general corporate purposes. The shares and warrants were sold to three private equity firms and certain affiliates that are accredited investors in a private placement exempt from registration under Rule 506 and/or Section 4(2) of the Securities Act. In connection with the issuance of the preferred stock, the Company recorded $943,838 in preferred stock dividends for the beneficial conversion feature of the preferred stock in 2007.

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

Warrants

     There were 3,787,880 shares of Class A common stock reserved for potential issuance pursuant to Series W warrants at December 31, 2008.

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

Note 8: Stock Option Plans

     The Company’s stock option plans (the 1997 Plan and the Director Plan, collectively “the Plans”) authorized the issuance of up to 5,500,000 shares of the Company’s Class A common stock to its directors, employees and outside consultants. The option price of the stock options awarded were required to be at least equal to the market value of the Class A common stock on the date of grant. Stock options could not be granted to an individual to the extent that in any calendar year in which options first became exercisable, the shares subject to options first exercisable in such year had a fair market value on the date of grant in excess of $100,000. No option could be outstanding for more than ten years after its grant. The purpose of the Plans was to enable the Company to encourage key employees, directors and outside consultants to contribute to the success of the Company by granting such persons incentive stock options (ISOs) and/or non-incentive stock options (nonqualified stock options). The ISOs were available for employees only. In order to provide for disinterested administration of the Plans for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, the Director Plan also provided that outside directors would automatically receive annual awards of nonqualified stock options.

     The Company’s stockholders approved the Non-Employee Director Stock Option Plan (the Director Plan), in June 1994. The Director Plan provided for the issuance of options to purchase up to an aggregate of 500,000 shares of the Company’s Class A common stock to eligible outside directors of the Company. Each eligible outside director was granted options to purchase 25,000 shares of common stock annually commencing in 1995 and each year thereafter through 2004. The plan expired in 2004, and options can no longer be issued under this plan.

     In July 1997, stockholders of the Company approved the adoption of the Advanced Environmental Recycling Technologies, Inc. 1997 Securities Plan (the 1997 Plan). The 1997 Plan provided for certain awards to be given to senior and executive management of the Company to encourage and reward superior performance. The awards could be in the form of stock options, restricted stock, and other performance awards. The aggregate number of shares which could have been offered pursuant to incentive stock options under the 1997 Plan originally was not to exceed 3,000,000, but this amount was increased by approval of the stockholders to 5,000,000 in July 1999. The aggregate number of shares which could have been offered for purchase pursuant to non-qualified stock options was not to exceed 500,000 shares. The stock options could not be granted with an exercise price less than the fair market value of a share on the date the option was granted, unless granted to a 10% stockholder, then the exercise price was to be at least 110% of the fair market value per share on the date such option was granted. The Incentive Stock Options were not to be exercised after ten years from the date the option was granted unless the option was given to a 10% stockholder, and then the expiration date was five years from the date the option was granted. The options were required to be exercised within three months after termination of employment.

A summary of the activity in the Company’s stock option plans during the years ended December 31, 2008 and 2007 follows:

	2008			2007
			Aggregate
		Weighted	Intrinsic		Weighted
		Average	Value at		Average
		Exercise	December		Exercise
	Shares	Price	31, 2008	Shares	Price
Outstanding, beginning of year	1,521,500	$1.59		2,872,130	$1.09
Granted	—	—		—	—
Exercised	—	—		(1,333,130)	0.49
Forfeited	(247,500)	1.17		(17,500)	1.06
Outstanding, end of year	1,274,000	$1.67	$—	1,521,500	$1.59
Exercisable, end of year	1,274,000	$1.67	$—	1,521,500	$1.59
     The following table summarizes information about stock options outstanding under the Company’s stock option plans as of December 31, 2008. All options were exercisable at December 31, 2008.

	Options Outstanding and Exercisable
	Number at 12/31/08	Wtd. Avg. Remaining Contract Life	Wtd. Avg. Exercise Price
Range of Exercise Prices
$0.86 - $0.94	224,000	1.42 years	$0.89
$1.12 - $1.75	550,000	3.81 years	1.29
$2.25 - $2.75	500,000	2.30 years	2.45
	1,274,000	2.80 years	$1.67
Note 9: Equity Incentive Plans

2005 and 2008 Key Associate and Management Equity Incentive Plans

     The purpose of the Associate Plans is to further the growth and development of the Company by providing, through ownership of stock of the Company, an incentive to officers and other key “associates” (each of whom are employees of the Company for tax purposes) who are in a position to contribute materially to the prosperity of the Company including, but not limited to, all salaried personnel of the Company, to increase such persons’ interests in the Company’s welfare, to encourage them to continue their services to the Company, and to attract individuals of outstanding ability to enter employment with the Company.

     The Associate Plans are currently administered by the compensation committee (the Administrator) of the board of directors. The Administrator has the power and authority to select and grant to participants restricted stock awards pursuant to the terms of the Associate Plan. Any employee of the Company is eligible to receive an award under the Associate Plans. No director who is not also an employee will be eligible to receive an award under the Associate Plans.

     The stock available for awards under the Associate Plans are shares of the Company’s authorized but unissued, or reacquired, common stock. The aggregate number of shares which may be issued pursuant to awards granted under the Associate Plans may not exceed 3,000,000 shares of common stock. In the event that any outstanding award for any reason expires, is forfeited or is terminated, the shares of common stock allocable to the unvested portion of the award will again be available for awards under the Associate Plans as if no award had been granted with respect to such shares.

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

2005 and 2008 Non-Employee Director Equity Incentive Plans

     The purpose of the Director Plans is to further the growth and development of the Company by providing, through ownership of stock of the Company, an incentive to non-employee directors to encourage them to continue their director services to the Company, and to attract individuals of outstanding ability to accept director positions with the Company. The Director Plans will initially be administered by the compensation committee (the Administrator) of the board of directors, and thereafter by such committee as the board may from time to time designate (or by the board itself, if it shall so designate).

     Each director of the Company who is not also an employee of the Company is eligible to receive, and will automatically receive, an annual award under the Director Plan. There were, as of December 31, 2008, seven non-employee directors eligible to participate in the Director Plans (including non-employee directors who are not independent directors). The stock available for awards under the Director Plans are shares of the Company’s authorized but unissued, or reacquired, common stock. The aggregate number of shares which may be issued pursuant to awards granted under the Director Plans will not exceed 1,500,000 shares of common stock. In the event that any outstanding award under the Director Plans for any reason expires, is forfeited or is terminated, the shares of common stock allocable to the unexercised portion of the award shall again be available for awards under the Director Plans as if no award had been granted with respect to such shares.

The major terms of the restricted stock awards are as follows:

     (a) Restricted Stock Unit Awards. Although the Administrator will have authority under the Director Plans to change the timing, number of restricted stock units, vesting and crediting provisions and other features of restricted stock unit awards which may be made in the future under the Director Plans, it is currently the Company’s intention and expectation that effective as of the third business day each year following the earlier of (i) the Company’s announcement by press release or other widely disseminated means of its results of operations (including both definitive revenue, net income, and earnings per share data) for the preceding fiscal year of the Company, or (ii) the Company’s filing with the Securities and Exchange Commission of its Annual Report on Form 10-K for the preceding fiscal year of the Company, each eligible director then serving shall be granted pursuant hereto, in consideration of his or her services as a director to that point and as an inducement to further services in such capacity, a restricted stock unit award for that number of shares of common stock determined by dividing $32,000 by the fair market value of the common stock, which for such purposes shall be deemed to be the average closing sale price of the common stock over the 50-business day period immediately preceding the effective date of such awards. Such restricted stock unit award would then be credited to the account of such eligible director (and prior thereto shall be subject to a Restricted Period as defined herein) over a three-year period, with 20% of a particular award being credited on the first anniversary thereof, an additional 30% of such award (50% cumulatively) being credited on the second anniversary of the award, and the 50% balance of the award being credited on the third anniversary of the award; and such award would be further subject to the condition that the award would vest only upon the earlier of (i) the termination of director services by such director (to the extent of credited awards), and (ii) the completion of three years of continuous service as a director. The award of shares of restricted stock to the director would then be made upon and to the extent of satisfaction of all such crediting and vesting conditions described herein or any alternative crediting and vesting conditions as may be imposed by the Administrator. However, as an inducement for new directors to serve, in the event new non-employee directors are elected or added to the board after the date of the annual award in any fiscal year, such new directors will, subject to the reserved right of the Administrator to modify award policies under the Director Plans from time to time, generally be entitled to an initial restricted stock award equal to a pro rated (by fiscal quarters) portion of the usual $32,000 annual award, such that the new director will be credited for such pro rating purposes with one fiscal quarter of service for every fiscal quarter of the Company, or any portion thereof, during which such person will serve as a director in such initial fiscal year of service, divided in such case by the average closing sale price of the common stock over the 50-business day period immediately preceding such new director’s election or appointment to the board of directors. Such initial restricted stock awards to new directors will be credited and vest over a prescribed period in the same manner as other awards being made at that time pursuant to the Director Plans. In all cases, the restricted stock unit award shall be rounded to the nearest whole number of shares. Restricted stock awards or restricted stock unit awards may not be sold, assigned, transferred or otherwise disposed of, pledged or hypothecated as collateral for a loan or as security for the performance of any obligation or for any other purpose for such period of vesting and crediting conditions (the “Restricted Period”) as the Administrator shall determine. However, the unvested portion of any award will automatically vest upon the occurrence of any “change in control” (defined in the same manner as in the 2008 Associate Plan). Each restricted stock purchase agreement shall be in such form and shall contain such other terms, conditions and Restricted Periods as the Administrator shall deem appropriate.

     (b) Termination of Participant’s Continuous Service. In the event a participant’s continuous service as a director terminates for any reason, the Company may exercise its right of repurchase or otherwise reacquire, or the participant shall forfeit unvested shares acquired in consideration of services performed or performable.

Restricted Stock Award Summary

     A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2008	495,866	$2.20
Granted	1,550,000	0.72
Vested	(201,671)	2.09
Forfeited	(253,346)	1.20
Non-vested at December 31, 2008	1,590,849	$0.93
     The total fair value of the 2008 awards was $1,109,000 and was initially recorded as deferred equity compensation. The value of the awards is amortized over the vesting period of the awards and charged to compensation expense. As of December 31, 2008, there was $1,012,108 of total unrecognized compensation cost related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.4 years. There were no restricted stock grants to directors in 2008.

     The total fair value of shares vested in 2008 and 2007 was $420,491 and $301,534, respectively. Costs recognized for the vested portion of restricted stock awards totaled $624,858 in 2008 and $388,751 in 2007. The weighted average grant date fair value of restricted stock granted in 2007 was $1.53.

Note 10: Leases

     At December 31, 2008, the Company was obligated under various operating leases covering certain buildings and equipment. Rent expense under operating leases for the years ended December 31, 2008 and 2007 was $4,686,330 and $4,306,006, respectively. These amounts for rent expense are considerably higher than the future minimum lease payments each year shown in the table below due to many of our operating equipment leases having a duration of less than one year.

     During 2007, the Company also leased certain ERP software, computer equipment, and production equipment under four individual, non-cancelable capital leases. One of the production equipment leases expired in 2007. The remaining leases have various terms but all include a bargain purchase option upon expiration. The production equipment lease expired in 2008, the computer equipment lease expires in 2010, and the software lease expires in 2012. Lease payments for capital lease obligations in 2008 and 2007 totaled $225,000 and $133,000, respectively, with the software and computer leases not beginning until December 2007.

Future minimum lease payments required under operating and capital leases as of December 31, 2008, are as follows:

Year	Capital Leases	Operating Leases
2009	$261,330	$3,308,597
2010	256,161	2,688,726
2011	199,303	2,513,916
2012	182,695	1,856,408
2013	—	1,510,525
Thereafter	—	1,132,715
Total minimum payments required	899,489	$13,010,887
Less amount representing interest	103,184
Present value of future minimum lease payments	796,305
Less current obligations under capital leases	214,579
Long-term obligations under capital leases	$581,726

Note 11: Income Taxes

   The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    The Company’s income tax provision (benefit) consisted of the following:

	Year Ended December 31,
	2008	2007
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	8,374,165	(2,824,724)
State	456,680	(569,761)
	8,830,845	(3,394,485)
Net income tax provision (benefit)	$8,830,845	$(3,394,485)
The income tax benefits for 2008 and 2007 differ from the amounts computed by applying the US federal statutory rate of 34% to income taxes as a result of the following:

	2008		2007
	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$(9,209,524)	(34.0)	$(4,389,959)	(34.0)
State income taxes	(822,445)	(3.0)	(570,834)	(4.4)
Dividends on preferred stock	323,981	1.2	423,672	3.3
Change in valuation allowance	18,515,552	68.4	1,486,354	11.5
Late registration penalties	267,446	1.0	—	—
Stock option exercises	—	—	(251,184)	(1.9)
Other	(244,165)	(1.0)	(92,534)	(0.7)
	$8,830,845	32.6	$(3,394,485)	(26.3)
The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

	2008		2007
	Current	Long-Term	Current	Long-Term
Deferred tax assets —
Net operating loss carryforwards	$1,339,652	$15,815,002	$146,702	$11,476,946
Alternative minimum tax credit carryforward	—	75,838	—	75,838
Asset impairment	—	2,118,078	—	—
Inventory reserve	272,965	—	—	—
Allowance for sales returns	241,426	—	455,700	—
Accrued expenses	2,535,179	—	12,434	239,201
Restricted stock	(102,915)	—	—	—
Deferred compensation	394,322	—	150,553	—
Charitable contribution	51,925	—	47,966	—
Inventory overhead capitalization	41,898	—	107,299	—
Valuation allowance	(4,408,611)	(15,593,295)	(570,809)	(915,545)
Total deferred tax assets	365,841	2,415,623	349,845	10,876,440
Deferred tax liability —
Depreciation	—	2,415,623	—	2,025,028
Prepaid expenses	365,841	—	349,845	—
Total deferred tax liabilities	365,841	2,415,623	349,845	2,025,028
Net deferred tax	$—	$—	$—	$8,851,412

     As of December 31, 2008, the Company had net operating loss carryforwards of $46.5 million for federal income tax purposes, which are available to reduce future taxable income and will expire in 2009 through 2028 if not utilized. As there is no assurance the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, it increased its valuation allowance by $18.5 million to $20.0 million at December 31, 2008 to recognize its deferred tax assets only to the extent of its deferred tax liabilities.

     The Company is no longer subject to tax examinations by tax authorities for years before 2003. The Internal Revenue Service commenced an examination of the Company’s federal income tax return for 2006 in the fourth quarter of 2008. It is anticipated that the examination will be completed by the end of 2009. The Company does not expect any adjustments as a result of the examination that would have a material impact on its financial position.

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

Note 12: Extraordinary Item

     On March 28, 2003, the Company had an accidental fire at its Junction, Texas plant, which damaged or destroyed much of its equipment. The Company received $700,000 in a settlement from one of its insurance companies related to this fire in August 2007.

Note 13: Commitments and Contingencies

Legal Proceedings

Class Action Lawsuits

     On February 26, 2008, plaintiffs filed a purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek® composite decking for damages allegedly caused by mold and mildew stains on their decks (Pelletz v. Weyerhaeuser Company, Advanced Environmental Recycling Technologies, Inc. and Lowe’s Companies, Inc. pending in U.S. District Court, Western District of Washington (Seattle Division)). The plaintiffs originally sued AERT, Weyerhaeuser Company, and Lowe’s Companies, Inc., asserting causes of action for alleged violations of the Washington Consumer Protection Act and other state consumer protection acts, breach of implied warranty of merchantability, breach of express warranty, and violations of the Magnuson-Moss Warranty Act.

     On March 10, 2008, unrelated plaintiffs filed a similar purported class action lawsuit seeking to recover on behalf of the purchasers of ChoiceDek® composite decking for damages allegedly caused by mold and mildew stains on their decks. (Joseph Jamruk et al v. Advanced Environmental Recycling Technologies, Inc. and Weyerhaeuser Company in U.S. District Court, Western District of Washington (Seattle Division)). The plaintiffs sued AERT and Weyerhaeuser Company, asserting causes of action for actionable misrepresentation, alleged violations of the Washington Consumer Protection Act, unjust enrichment, and breach of express warranty. On May 19, 2008, the plaintiffs in both cases filed a consolidated complaint against AERT and Weyerhaeuser Company.

     On August 21, 2008, the parties filed with the court a class action settlement agreement for preliminary approval. The settlement includes decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 which was manufactured before October 1, 2006 before a mold inhibitor was included in the manufacturing process. The court approved the class action settlement on January 9, 2009.

     As part of the settlement, the defendants have agreed not to use the terms “minimum maintenance,” “low maintenance,” “easy to maintain,” or “virtually maintenance free” in ChoiceDek® marketing materials. AERT will also provide additional cleaning instructions on the ChoiceDek® website to assist customers with cleaning their decks. AERT will provide national notice of the settlement to putative class members and establish a call center to answer customer questions regarding ChoiceDek®. AERT will also self-administer a claim resolution process whereby eligible deck owners may file a claim for significant mold spotting within six months of when the settlement becomes final and unappealable. If eligible, deck owners who timely file a claim for significant mold spotting may receive relief such as deck cleanings and applications of a mold inhibitor, gift cards for use at Lowe’s, replacement materials, and/or refunds under certain criteria. An arbitration provision is included in the settlement agreement, which provides for disputes arising from the claim resolution process.

     AERT has accrued expenses of $4.7 million associated with the settlement of the class action lawsuit. The estimate includes $2.9 million for the claims resolution process and $1.8 million for plaintiffs’ attorney fees to be paid over 2009 and 2010. The claim resolution process will have an annual cost limitation to AERT of $2.8 million in 2009, $2.8 million in 2010, and if necessary, $2.0 million per year thereafter until the claim resolution process is completed.

Advanced Environmental Recycling Technologies, Inc. v. American International Specialty Lines Insurance Company

     On April 18, 2008, AERT filed suit against its umbrella liability insurer, American International Specialty Lines Insurance Company (“AISLIC”), to obtain a defense against the then-pending class action lawsuits (discussed above) (the “Jamruk/Pelletz Lawsuits”) under one or more umbrella liability insurance policies issued by AISLIC and to recover AERT’s past defense costs, interest, and other damages and attorneys’ fees relating to AISLIC’s denial of coverage for the Jamruk/Pelletz Lawsuits. After the settlement of the Jamruk/Pelletz Lawsuits was approved in January 2009, AERT amended its claims against AISLIC to also seek recovery for amounts to be paid by AERT in connection with the settlement. AERT’s claims against AISLIC are currently pending in the United States District Court for the Northern District of Texas, Dallas Division.

Energy Unlimited, Inc. vs. AERT, Inc.

     This case originally started as a suit on account by Energy Unlimited, Inc. against AERT to collect the balance it asserts to be owed on work performed on the Springdale South facility material handling and drying systems. The claim was in the original amount of $196,869. AERT contends that the design and installation by Energy Unlimited, Inc. was faulty resulting in a series of explosions and the subsequent need to undertake refabrication of the material handling and drying system. AERT has filed a counter claim for its out of pocket loss relating to an explosion occurring on April 2, 2007 and for the cost to fix and complete the material handling and drying systems properly in the amount of $1.2 million. This matter is in the early phase of discovery. AERT intends to vigorously defend the initial claim and pursue its counter claim based on the faulty design, improper installation, and serious safety defects of the material handling and drying systems by Energy Unlimited, Inc.

Other Matters

     AERT may be involved from time to time in other litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially impact the Company’s results of operations or financial condition.

Construction Agreement

     The Company has entered into an agreement with a construction contractor to construct its Watts plastic recycling plant. The total cost of construction under the agreement is estimated to be $3.3 million, of which $1.8 million was incurred and recognized in 2008.

Note 14: 401(k) Plan

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

3.2	Certificate of Designation of Class B common stock.(a)

3.3	Bylaws of Registrant.(a)

3.4	Form of Class A common stock Certificate.(c)

3.5	Certificate of Designation of Series D Preferred Stock filed October 29, 2007(i)

4.2.1	Form of Class B common stock Certificate.(a)

10.1	Form of Right of Refusal Agreement among Class B common stockholders.(a)

10.2	Amended and Restated Stock Option Plan.(d)

10.3	Non-Employee Director Stock Option Plan.(d)

10.4	Chairman Stock Option Plan.(d)

10.5	2005 Key Associate and Management Equity Incentive Plan(l)

10.6	2005 Non-Employee Director Equity Incentive Plan(l)

10.7	Indenture of Trust between City of Springdale and Regions Bank, Trustee, as of October 1, 2003.(n)

10.8	Mortgage and Loan Agreement between City of Springdale and Company, as of October 1, 2003.(n)

10.9	Assignment of Mortgage and Loan Agreement between City of Springdale and Regions Bank.(n)

10.10	Note Purchase Agreement between Company and Allstate Insurance Company dated October 9, 2003.(n)

10.11	Promissory Note made by Company dated October 9, 2003.(n)

10.12
Wood-Plastic Composite Decking Agreement between AERT and Weyerhaeuser Company, et al. effective October 12, 2004.* (Redacted in accordance with confidential treatment request, as filed October 15, 2005)(q)

10.13	Loan Agreement.(r)

10.14	Promissory Note.(r)

10.15	Loan Agreement.(s)

10.16	Promissory Note.(s)

10.17	Series D Convertible Preferred Stock Purchase Agreement dated October 29, 2007(i)

10.17	Form of Warrants to Purchase Common Stock issued October 29, 2007(i)

10.17	Registration Rights Agreement(i)

10.18	Loan Agreement dated December 19, 2007 related to Series 2007 8% Bonds.(j)

10.18	Indenture of Trust dated December 19, 2007 related to Series 2007 8% bonds.(j)

10.19
Indenture of Trust between City of Springdale, Arkansas, and Bank of Oklahoma, N.A., Trustee, relating to the issuance of $10,610,000 City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project) Series 2008; dated as of February 1, 2008.(k)

10.19
Loan Agreement between City of Springdale, Arkansas, and Advanced Environmental Recycling Technologies, Inc., related to $10,610,000 City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project) Series 2008; dated as of February 1, 2008.(k)

23.1	Consent of Independent Registered Public Accounting Firm.***

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman and chief executive officer.***

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer.***

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman and chief executive officer.***

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer.***

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of this agreement. The confidential portions were filed separately with the Commission. The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.
***	Filed herewith.
(a)	Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Filed with Form 10-K for December 31, 1994.

(e)	Filed with Form 10-Q for September 30, 2003.

(f)	Filed with Form 10-Q/A for September 30, 2004.

(g)	Filed with Form 10-Q for September 30, 2005.

(h)	Filed with Form 10-Q for September 30, 2006.

(i)	Contained in exhibits to Form 8-K filed November 1, 2007.

(j)	Contained in exhibits to Form 8-K filed December 21, 2007.

(k)	Contained in exhibits to Form 8-K filed February 29, 2008.

(l)	Contained in exhibits to DEFR14A filed July 11, 2005.