Form 10-Q
period 2009-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2009-05-11
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10367

Advanced Environmental Recycling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0675758 (I.R.S. Employer Identification No.)

914 N. Jefferson Street Post Office Box 1237 Springdale, Arkansas (Address of principal executive offices)	72765 (Zip Code)

(479) 756-7400
 (Registrant’s telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: ☑ NO: 

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES:  NO: 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer                                                                             Accelerated filer  
Non-accelerated filer                                                                               Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 6, 2009, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 48,769,049 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

 PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$164	$1,238
Restricted cash	4,841	7,631
Trade accounts receivable, net of allowance of $123 at March 31, 2009
and $616 at December 31, 2008	4,895	1,574
Inventories	8,309	10,551
Prepaid expenses	464	933
Total current assets	18,673	21,927

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	9,213	9,213
Machinery and equipment	46,735	46,681
Transportation equipment	860	1,125
Office equipment	2,801	2,801
Construction in progress	8,654	5,810
Total land, buildings and equipment	70,252	67,619
Less accumulated depreciation	34,050	33,004
Net land, buildings and equipment	36,202	34,615

Other assets:
Debt issuance costs, net of accumulated amortization of $1,380
at March 31, 2009 and $1,328 at December 31, 2008	3,098	3,151
Debt service reserve fund	2,101	2,101
Other assets, net of accumulated amortization of $457 at
March 31, 2009 and $450 at December 31, 2008	420	371
Total other assets	5,619	5,623
Total assets	$60,494	$62,165

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
Liabilities and Stockholders' Deficit	(unaudited)
Current liabilities:
Accounts payable – trade	$10,608	$10,700
Accounts payable – related parties	610	487
Current maturities of long-term debt	9,345	9,290
Current maturities of capital lease obligations	218	215
Accruals related to expected settlement of class action lawsuit	4,191	4,650
Other accrued liabilities	7,187	6,305
Working capital line of credit	10,079	10,579
Notes payable	32	367
Total current liabilities	42,270	42,593

Long-term debt, less current maturities	23,242	23,244
Capital lease obligations, less current maturities	526	582
	23,768	23,826

Accrued dividends on convertible preferred stock	351	143

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 788,182 shares
issued and outstanding at March 31, 2009 and December 31, 2008	8	8
Class A common stock, $.01 par value; 100,000,000 shares authorized; 47,423,680
shares issued and outstanding at March 31, 2009 and December 31, 2008	474	474
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized;
1,465,530 shares issued and outstanding at March 31, 2009 and December 31, 2008	15	15
Warrants outstanding; 3,787,880 at March 31, 2009 and December 31, 2008	1,534	1,534
Additional paid-in capital	52,437	52,306
Accumulated deficit	(60,363)	(58,734)
Total stockholders' deficit	(5,895)	(4,397)
Total liabilities and stockholders' deficit	$60,494	$62,165

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$16,646	$29,363
Cost of goods sold	13,996	23,514
Gross margin	2,650	5,849

Selling and administrative costs	3,204	6,089
(Gain) loss from asset impairment and disposition	(29)	483
Operating loss	(525)	(723)

Net interest expense	(896)	(1,254)
Loss before dividends and income tax	(1,421)	(1,977)
Dividends on preferred stock	(208)	(200)
Loss before income tax	(1,629)	(2,177)
Income tax benefit	-	(759)
Net loss applicable to common stock	$(1,629)	$(1,418)

Loss per share of common stock (basic and diluted)	$(0.03)	$(0.03)
Weighted average common shares outstanding (basic and diluted)	48,889,210	47,779,780

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss applicable to common stock	$(1,629)	$(1,418)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,501	1,531
Dividends on preferred stock	208	200
Deferred tax benefit	-	(759)
(Gain) loss from fixed asset impairment and disposition	(29)	483
(Increase) decrease in other assets	(56)	873
Decrease in cash restricted for letter of credit and interest costs	-	179
Changes in current assets and current liabilities	(62)	1,521
Net cash provided by (used in) operating activities	(67)	2,610

Cash flows from investing activities:
Purchases of land, buildings and equipment	(2,899)	(889)
Proceeds from disposition of equipment	29	-
Net cash used in investing activities	(2,870)	(889)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	(500)	154
Payments on notes	(375)	(2,771)
Payments on capital lease obligations	(52)	(65)
Decrease in cash restricted for payment of debt and construction	2,790	1,072
Debt acquisition costs	-	(403)
Net cash provided by (used in) financing activities	1,863	(2,013)

Decrease in cash and cash equivalents	(1,074)	(292)
Cash and cash equivalents, beginning of period	1,238	1,716
Cash and cash equivalents, end of period	$164	$1,424

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

Note 2: Description of the Company

AERT, founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics which have been cleaned, processed, and reformulated utilizing the Company’s patented and proprietary technologies. Its products have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as a low maintenance, exterior, green (environmentally responsible) building alternative for decking, railing, and trim products. AERT operates manufacturing and recycling facilities in Springdale and Lowell, Arkansas. It also operates a warehouse and reload complex in Lowell, Arkansas. The Company owns a second composite extrusion facility (Springdale South) in Springdale that has been temporarily idled since July 2008 due to the current recession and downturn in building activity. Operations at the facility will resume when demand for the Company’s products increases. The Company determined at the end of 2008 that it would not resume operations at its Junction, Texas extrusion facility.

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2009, the Company had a working capital deficit of $23.6 million and a stockholders’ deficit of $5.9 million. In addition to its $0.5 million loss from operations for the quarter ended March 31, 2009, the Company incurred losses from operations of $19.8 million and $8.8 million for the years ended December 31, 2008 and 2007, respectively. The Company has limited additional financial resources available to support its operations and has relied over the last year on extensions of certain of its financings by its lenders. The Company will require additional financial resources in order to fund maturities of debt and other obligations as they become due. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its creditors, investors and customers, and its ability to successfully mass produce and market its products at economically feasible levels.

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

Note 4: Statements of Cash Flows

In order to determine net cash provided by (used in) operating activities, net loss has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the three months ended March 31 (in thousands):

	2009	2008
	(unaudited)	(unaudited)
Receivables	$(3,321)	$(5,291)
Inventories	2,242	6,077
Prepaid expenses and other	469	602
Accounts payable – trade and related parties	31	(6)
Accrued liabilities	517	139
	$(62)	$1,521
Cash paid for interest	$476	$919

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	2009	2008
	(unaudited)	(unaudited)
Notes payable for equipment	$-	$210
Dividends on preferred stock paid in preferred stock	-	200

Note 5: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104).  Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.  The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement.  Sales are recorded net of discounts, rebates and returns, which were $0.2 million and $0.3 million for the quarters ended March 31, 2009 and 2008, respectively.

Estimates of expected sales discounts are calculated by applying the appropriate sales discount rate to all unpaid invoices that are eligible for the discount.  The Company’s sales prices are determinable given that its sales discount rates are fixed and given the predictability with which customers take sales discounts.

Shipping and Handling

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records shipping fees billed to customers in net sales and records the related expenses in cost of goods sold.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Parts and supplies	$1,712	$1,794
Raw materials	2,972	3,607
Work in process	1,035	2,093
Finished goods	2,590	3,057
	$8,309	$10,551

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

Concentration Risk

The Company’s revenues are derived principally from national and regional building products distributors and Weyerhaeuser, the Company’s primary decking customer, which maintains a national vendor managed inventory program for Lowe’s. The inventory is strategically located in distribution centers throughout the United States, from which the ChoiceDek® brand of decking products are sold. The Company extends unsecured credit to its customers.  The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect its customers. Weyerhaeuser is the only customer from which the Company derived more than 10% of its revenue. Gross sales to Weyerhaeuser comprised approximately 74% and 78% of total gross sales for the quarters ended March 31, 2009 and 2008, respectively.

Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

Stock-Based Compensation

In 2005, the Company modified its employee/director equity compensation policies to generally provide restricted stock unit awards rather than stock options. The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Restricted stock unit awards are expensed as earned as a portion of compensation costs.  No restricted stock awards were granted in the first quarter of 2009.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 did not have a material effect on its financial statements and related disclosures.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP 107-1 to have a material effect on its financial statements and related disclosures.

Note 6: Income Taxes

The Company had no current income tax provision for the quarter ended March 31, 2009 due to its net loss for the period. The Company’s effective income tax rate for the quarter ended March 31, 2008 was 35%. As of March 31, 2009, the Company had net operating loss carryforwards that are available to reduce future taxable income and will expire in 2009 through 2029 if not utilized. As there is insufficient certainty that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company carries a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. As a result, no income tax benefit has been recorded for the quarter ended March 31, 2009.

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

The Company is no longer subject to tax examinations by tax authorities for years before 2006. The Internal Revenue Service commenced an examination of the Company’s federal income tax return for 2006 in the fourth quarter of 2008. It is anticipated that the examination will be completed by the end of 2009. The Company does not expect any adjustments as a result of the examination that would have a material impact on its financial position.

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

In computing diluted EPS, only potential common shares that are dilutive – those that reduce earnings per share or increase loss per share – are included.  Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.  The "control number" for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations.  As a result, if there were a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  The Company incurred losses from continuing operations for the three months ended March 31, 2009 and 2008. Therefore, basic EPS and diluted EPS were computed in the same manner for those periods.

Although not included in the diluted EPS calculation due to being antidilutive, the Company has potentially dilutive options and warrants. The total number of shares of common stock issuable pursuant to options and warrants at March 31, 2009 and 2008 were 5,061,880 and 5,309,380, respectively. Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.

Note 8:  Debt

Line of Credit

The Company’s line of credit agreement with Liberty Bank of Arkansas is currently scheduled to expire June 15, 2009. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears interest at a rate of 9%. The maximum amount that may be drawn on the line at one time is the lesser of $11.4 million and the borrowing base. At March 31, 2009, the line of credit balance of $10.1 million exceeded the borrowing base of $7.2 million, leaving no funds available to borrow on the line of credit. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory, excluding parts and supplies. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer. The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

Allstate Note

Our Allstate note in the amount of $5.9 million at March 31, 2009, has a face amount of $5.7 million, and a 5% premium on the note is due at maturity. The effective interest rate on the note is 16.2%. At March 31, 2009, there was $0.1 million of unamortized discount on the note.

Note 9: Commitments and Contingencies

Class Action Lawsuits

The U.S. District Court, Western District of Washington (Seattle Division) approved a class action settlement on January 9, 2009 related to a purported class action lawsuit seeking to recover on behalf of purchasers of ChoiceDek® composite decking for damages allegedly caused by mold and mildew stains on their decks. The settlement includes decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 which was manufactured before October 1, 2006 before a mold inhibitor was included in the manufacturing process.

As part of the settlement, the defendants have agreed not to use the terms “minimum maintenance,” “low maintenance,” “easy to maintain,” or “virtually maintenance free” in ChoiceDek® marketing materials. AERT is required to provide additional cleaning instructions on the ChoiceDek® website to assist customers with cleaning their decks. AERT has provided national notice of the settlement to putative class members and has established a call center to answer customer questions regarding ChoiceDek®. AERT is self-administering a claim resolution process whereby eligible deck owners may file a claim for significant mold spotting by September 10, 2009. If eligible, deck owners who timely file a claim for significant mold spotting may receive relief such as deck cleanings and applications of a mold inhibitor, gift cards for use at Lowe’s, replacement materials, and/or refunds under certain criteria. An arbitration provision is included in the settlement agreement, which provides for disputes arising from the claim resolution process.

At March 31, 2009, AERT had accrued expenses of $4.2 million associated with the settlement of the class action lawsuit. The estimate included $2.8 million remaining for the claims resolution process and $1.4 million remaining to be paid for plaintiffs’ attorney fees over 2009 and 2010. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

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

Energy Unlimited, Inc. vs. AERT, Inc.

This case originally started as a suit on account by Energy Unlimited, Inc. against AERT to collect the balance it asserts to be owed on work performed on the Springdale South facility material handling and drying systems. The claim was in the original amount of $0.2 million. AERT contends that the design and installation by Energy Unlimited, Inc. was faulty resulting in a series of explosions and the subsequent need to undertake refabrication of the material handling and drying systems. AERT has filed a counter claim for its out of pocket loss relating to an explosion occurring on April 2, 2007 and for the cost to fix and complete the material handling and drying systems properly in the amount of $1.2 million. This matter is in the final phase of discovery, and trial is set for August 2009. AERT intends to vigorously defend the initial claim and pursue its counter claim based on the faulty design, improper installation, and serious safety defects of the material handling and drying systems by Energy Unlimited, Inc.

Nicholson Kovac, Inc. v. Advanced Environmental Recycling Technologies, Inc.

Nicholson Kovac, Inc., AERT’s previous advertising agency, initiated a suit in Superior Court of Washington for King County against AERT in March 2009 for non-payment of fees totaling $0.9 million. AERT disputes the allegations and will respond within the allotted timeframe.

Other Matters

AERT is involved from time to time in other litigation arising from the normal course of business.  In management's opinion, this other litigation is not expected to materially impact the Company's results of operations or financial condition.

Construction Agreement

The Company has entered into an agreement with a construction contractor to construct its Watts plastic recycling plant. The total cost of construction under the agreement is estimated to be $3.5 million, of which $2.9 million had been incurred and recognized through March 31, 2009.

Note 10: Subsequent Event

On April 2, 2009, the Company was notified by NASDAQ that it is out of compliance with the stockholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(3). The Company has submitted a plan to NASDAQ outlining its intention to regain compliance with the rule, and is exploring options to raise additional capital.

Additionally, NASDAQ extended its temporary suspension of the rules requiring a minimum closing bid price of $1 per share. The Company will now have until September 19, 2009 to re-establish compliance with the rule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth selected information from our statements of operations.

	Three Months Ended March 31,
	2009	2008	% Change
Net sales	$16,646	$29,363	-43.3%
Cost of goods sold	13,996	23,514	-40.5%
% of net sales	84.1%	80.1%	4.0%
Gross margin	2,650	5,849	-54.7%
% of net sales	15.9%	19.9%	-4.0%
Selling and administrative costs	3,204	6,089	-47.4%
% of net sales	19.2%	20.7%	-1.5%
(Gain) loss from asset impairment and disposition	(29)	483	*
Operating loss	(525)	(723)	-27.4%
% of net sales	-3.2%	-2.5%	-0.7%
Net interest expense	(896)	(1,254)	-28.5%
Loss before dividends and income tax	(1,421)	(1,977)	-28.1%
% of net sales	-8.5%	-6.7%	-1.8%
Dividends on preferred stock	(208)	(200)	4.0%
Loss before income tax	(1,629)	(2,177)	-25.2%
% of net sales	-9.8%	-7.4%	-2.4%
Income tax benefit	-	(759)	-100.0%
% of net sales	0.0%	-2.6%	-2.6%
Net loss applicable to common stock	$(1,629)	$(1,418)	14.9%
% of net sales	-9.8%	-4.8%	-5.0%
____________________________________
* Not meaningful as a percentage change.

Net Sales

First quarter 2009 net sales were $16.6 million, down $12.8 million, or 43%, from first quarter 2008 net sales of $29.4 million. It appears that the purchasing pattern of the distribution network has changed from that exhibited in prior years. Rather than the normal buildup during the first quarter, many are waiting until consumer demand drives inventory purchases. This change combined with weak new home construction and remodeling markets, as well as difficult general economic conditions, resulted in less demand to restock the distribution channel in the first quarter of 2009. This caused a decline in sales for 2009 when compared to 2008. We anticipated much of this slowdown and had reduced capacity and spending to offset the reduction. We ended the quarter with a sales backlog as production was restricted due to the ice storm that moved through Northwest Arkansas in late January, which caused disruptions in our supply of raw materials, electrical outages, equipment failure and substantial downtime at our production facilities.

Cost of Goods Sold and Gross Margin

Cost of goods sold in dollars was lower in the first quarter of 2009 compared to the first quarter of 2008 due to lower sales and our cost-cutting measures implemented in 2008 and 2009, which include closing and consolidating operations. However, cost of goods sold as a percent of sales increased to 84% for the first quarter of 2009 from 80% in the first quarter of 2008. Our gross margin decreased in the first quarter of 2009 to 16% from 20% in the first quarter of 2008. The gross margin percentage decrease is due primarily to the reduced sales volume, which resulted in lower absorption of fixed manufacturing costs. Additionally, the ice storm in Northwest Arkansas in late January, which disrupted our operations, resulting in downtime and inefficiencies, contributed to the margin decline.

In addition to our cost-cutting measures, we intend to lower our plastic raw material costs with the addition of a new plastic recycling facility near Watts, Oklahoma, which we expect will commence operations in the third quarter of 2009.

Selling and Administrative Costs

Selling and administrative costs were down $2.9 million in the first quarter of 2009 compared to the first quarter of 2008, and were down to 19% of sales from 21%. The decrease was due to cost reductions implemented in 2008 and a continued focus on reducing costs in 2009. We have significantly reduced our advertising and sales spending, restricted travel and reduced our selling and administrative headcount, among other cost reductions. The categories of compensation and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up 75% of total selling and administrative costs in the first quarter of 2009.

Earnings

We incurred a loss from operations of $0.5 million in the first quarter of 2009, which is an earnings increase of $0.2 million from 2008, despite lower sales. Our net loss for the first quarter of 2009 was $1.6 million, compared to a net loss for the first quarter of 2008 of $1.4 million. Though interest expense was lower in 2009 than in 2008, earnings decreased due to a lower margin and our valuation allowance for net deferred tax assets, which prevented us from recognizing an income tax benefit for the net operating loss carryforward generated during the quarter.

Liquidity and Capital Resources

In the first quarter of 2009, we funded our operations with cash generated from operations. The construction work on our Watts facility, totaling $2.6 million during the quarter, was funded by proceeds from our Watts industrial development bond. As discussed in the debt section below, we will require additional financing in 2009 to support our operations and service our debt obligations as they come due.

Cash Flows

Cash Flows from Operations

Cash used in operations in the first quarter of 2009 was $0.1 million compared to cash provided by operations of $2.6 million in 2008, a $2.7 million decrease in cash provided by operations. In the first quarter of 2009, cash used in the increase of accounts receivable was offset by cash provided by sales of inventory and an increase in accounts payable and accrued liabilities. In the first quarter of 2008, net cash provided by operations was due primarily to sales of inventory.

Cash Flows from Investing Activities

Cash used in investing activities in the first quarter of 2009 increased $2.0 million compared to the same period in 2008. The increase in capital expenditures was due to the construction of our Watts plastic recycling facility.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.9 million in the first quarter of 2009 compared to cash used in financing activities of $2.0 million in the first quarter of 2008. The $3.9 million change in cash from financing activities was due primarily to the following:

•	In the first quarter of 2008 we paid $1.8 million more on our debt than in 2009 due primarily to a bond refinancing that required we pay down or pay off certain loans.
•
We were able to use $1.7 million more in restricted cash in 2009 than in 2008. In the first quarter of 2009 we received $2.8 million from our bond project fund for the construction of our Watts plastic recycling facility, whereas we received $1.0 million as part of our first quarter 2008 bond refinancing through the lowering of debt service reserve fund requirements.

•	In the first quarter of 2008 we paid $0.4 million for debt issuance costs related to our bonds.

Working Capital

At March 31, 2009, we had a working capital deficit of $23.6 million compared to a working capital deficit of $20.7 million at December 31, 2008. The increase in our deficit in 2009 was primarily the result of our loss from operations and the use of restricted cash to construct our Watts facility. Components of working capital that fluctuated significantly include restricted cash, accounts receivable and inventory.

The decrease in restricted cash of $2.8 million was due to the use of our Watts bond project fund to pay for the construction of our Watts plastic recycling facility. The total inventory decrease in the first quarter of 2009 was $2.2 million. Due to the cyclical nature of our business, inventories are usually higher at year end as we build inventory for the coming building and remodeling season in the spring and summer. Those inventories are reduced as our sales increase during the building season. Accounts receivable increased due to the cyclical increase in first quarter 2009 sales compared to fourth quarter 2008 sales and due to extended payment terms offered to our customers in the first quarter in conjunction with our winter dating program.

Debt

The Company continues to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Line of Credit

Our line of credit agreement with Liberty Bank of Arkansas is currently scheduled to expire June 15, 2009, and we are seeking alternate financing to replace the line of credit. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears interest at a rate of 9%. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, our chairman and chief executive officer, and Steve Brooks, our chief operating officer. Ms. Brooks increased the collateral under her guarantee upon the most recent renewal of the line of credit. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to priority liens of Allstate and Liberty Bank. The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

Bonds

We received a deferral of four monthly principal and interest payments on our Series 2007 and 2008 bonds from Allstate, the bond purchaser, totaling $0.9 million.  Payments will resume June 15, 2009.

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

We were not in compliance with the debt service coverage, current ratio and accounts payable covenants as of March 31, 2009. The bond purchaser waived the debt service coverage covenant through July 1, 2009, and waived the current ratio and accounts payable covenants through July 1, 2010. Failure to comply with the debt service coverage covenant does not allow the holder of the bonds to demand repayment of the loan. The bank lender for our line of credit has not waived the covenants, and as such we are in default on that loan. However, the bank has not demanded repayment of the loan, though it has the right to do so at any time.

Our Allstate notes payable have cross-default provisions that caused them to be in technical default at March 31, 2009 due to our non-compliance with the loan covenants discussed above. The covenants were waived by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans.

Bonds Payable and Allstate Notes Payable Debt Covenants	March 31, 2009	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	-3.83	No – waived
Current ratio of not less than 1.00 to 1.00	0.44	No – waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	50%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	6%	Yes

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

Forward-Looking Information

An investment in our securities involves a high degree of risk.  Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice.  In addition, this Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such forward-looking statements, which are often identified by words such as "believes", "anticipates", "expects", "estimates", "should", "may", "will" and similar expressions, represent our expectations or beliefs concerning future events.  Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements.  Prospective purchasers of our securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management’s current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein.  Some important factors (but not necessarily all factors) that could affect the sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting us, our suppliers’ or our customers' plants, machinery, or equipment; competition from products and services offered by other enterprises; our ability to refinance short-term indebtedness; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control; execution of planned capital projects; weather conditions affecting our operations or the areas in which our products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters.  We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 4. Controls and Procedures.

Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, J. R. Brian Hanna, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of March 31, 2009 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q.  Based upon their review, the aforementioned executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

During the quarter ended March 31, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION.

Item 1.  Legal Proceedings – (See Note 9: Commitments and Contingencies)

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
(principal executive officer)

/s/ J. R. Brian Hanna

J. R. Brian Hanna,
Chief Financial Officer (principal financial officer)

Date: May 11, 2009

Index to Exhibits

Exhibit
Number	Description

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chairman and chief executive officer.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chairman and chief executive officer.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial officer.