Form 10-Q
period 2009-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2009-07-28
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 24, 2009, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 48,045,582 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$720	$1,238
Restricted cash	805	7,631
Trade accounts receivable, net of allowance of $165 at June 30, 2009
and $616 at December 31, 2008	6,076	1,574
Inventories	6,770	10,551
Prepaid expenses	1,480	933
Total current assets	15,851	21,927

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	8,458	9,213
Machinery and equipment	46,772	46,681
Transportation equipment	860	1,125
Office equipment	2,801	2,801
Construction in progress	12,132	5,810
Total land, buildings and equipment	73,012	67,619
Less accumulated depreciation	35,359	33,004
Net land, buildings and equipment	37,653	34,615

Other assets:
Debt issuance costs, net of accumulated amortization of $1,433 at June 30, 2009
and $1,328 at December 31, 2008	3,046	3,151
Debt service reserve fund	1,371	2,101
Other assets, net of accumulated amortization of $464 at June 30, 2009
and $450 at December 31, 2008	1,257	371
Total other assets	5,674	5,623
Total assets	$59,178	$62,165

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
Liabilities and Stockholders' Deficit	(unaudited)
Current liabilities:
Accounts payable – trade	$9,005	$10,700
Accounts payable – related parties	735	487
Current maturities of long-term debt	9,407	9,290
Current maturities of capital lease obligations	222	215
Accruals related to expected settlement of class action lawsuit	3,820	4,650
Other accrued liabilities	5,910	6,305
Working capital line of credit	9,329	10,579
Notes payable	912	367
Total current liabilities	39,340	42,593

Long-term debt, less current maturities	23,240	23,244
Capital lease obligations, less current maturities	469	582
	23,709	23,826

Accrued dividends on convertible preferred stock	553	143

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 748,772 shares
issued and outstanding at June 30, 2009 and 788,182 at December 31, 2008	7	8
Class A common stock, $.01 par value; 100,000,000 shares authorized; 48,045,582
shares issued and outstanding at June 30, 2009 and 47,423,680 at December 31, 2008	480	474
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized;
1,465,530 shares issued and outstanding at June 30, 2009 and December 31, 2008	15	15
Warrants outstanding; 3,787,880 at June 30, 2009 and December 31, 2008	1,534	1,534
Additional paid-in capital	52,561	52,306
Accumulated deficit	(59,021)	(58,734)
Total stockholders' deficit	(4,424)	(4,397)
Total liabilities and stockholders' deficit	$59,178	$62,165

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$22,088	$25,078	$38,734	$54,441
Cost of goods sold	16,929	21,650	30,925	45,163
Estimated liability for claims from class action settlement	-	2,417	-	2,417
Gross margin	5,159	1,011	7,809	6,861

Selling and administrative costs	2,996	5,733	6,200	11,822
(Gain) loss from asset impairment and disposition	(25)	(15)	(54)	469
Operating income (loss)	2,188	(4,707)	1,663	(5,430)

Other expenses:
Estimated liability from expected class action settlement	-	(2,500)	-	(2,500)
Late registration fees	273	(669)	273	(669)
Net interest expense	(918)	(1,058)	(1,814)	(2,312)
Income (loss) before dividends and income tax	1,543	(8,934)	122	(10,911)
Dividends on preferred stock	(201)	(200)	(409)	(400)
Income (loss) before income tax	1,342	(9,134)	(287)	(11,311)
Income tax benefit	-	(1,388)	-	(2,147)
Net income (loss) applicable to common stock	$1,342	$(7,746)	$(287)	$(9,164)

Income (loss) per share of common stock (basic)	$0.03	$(0.16)	$(0.01)	$(0.19)
Income (loss) per share of common stock (diluted)	$0.03	$(0.16)	$(0.01)	$(0.19)
Weighted average common shares outstanding (basic)	49,223,805	47,779,780	49,057,432	47,779,780
Weighted average common shares outstanding (diluted)	56,711,525	47,779,780	49,057,432	47,779,780

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss applicable to common stock	$(287)	$(9,164)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	2,999	2,966
Dividends on preferred stock	409	400
Deferred tax benefit	-	(2,147)
(Gain) loss from fixed asset impairment and disposition	(54)	484
Decrease in other assets	585	873
Decrease in cash restricted for letter of credit and interest costs	-	740
Changes in current assets and current liabilities	(2,722)	12,456
Net cash provided by operating activities	930	6,608

Cash flows from investing activities:
Purchases of land, buildings and equipment	(6,412)	(1,551)
Proceeds from disposition of equipment	54	-
Net cash used in investing activities	(6,358)	(1,551)

Cash flows from financing activities:
Net payments on line of credit	(1,250)	(878)
Payments on notes	(559)	(3,971)
Payments on capital lease obligations	(106)	(123)
Decrease in cash restricted for payment of debt and construction	6,825	1,096
Debt acquisition costs	-	(588)
Net cash provided by (used in) financing activities	4,910	(4,464)

Increase (decrease) in cash and cash equivalents	(518)	593
Cash and cash equivalents, beginning of period	1,238	1,716
Cash and cash equivalents, end of period	$720	$2,309

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

Note 2: Description of the Company

AERT, founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics which have been cleaned, processed, and reformulated utilizing the Company’s patented and proprietary technologies. Its products have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as a low maintenance, exterior, green (environmentally responsible) building alternative for decking, railing, and trim products. AERT operates manufacturing and recycling facilities in Springdale and Lowell, Arkansas. It also operates a warehouse and reload complex in Lowell, Arkansas. The Company owns a second composite extrusion facility (Springdale South) in Springdale that recommenced operations in May 2009. The Company determined at the end of 2008 that it would not resume extrusion or manufacturing operations at its Junction, Texas extrusion facility.

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company had a working capital deficit of $23.5 million and a stockholders’ deficit of $4.4 million. The Company incurred losses from operations of $19.8 million and $8.8 million for the years ended December 31, 2008 and 2007, respectively. The Company has limited additional financial resources available to support its operations and has relied over the last year on extensions of certain of its financings by its lenders. The Company will require additional financial resources in order to fund maturities of debt and other obligations as they become due. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its creditors, investors and customers, and its ability to successfully mass produce and market its products at economically feasible levels. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

2)
Pursuing additional funding to provide liquidity while restructuring the business: In addition to continuing to seek potential sources of financing, the Company is pursuing government loan guarantees and investigating grants and low interest loans for companies that produce environmentally responsible green products, as well as seeking less traditional debt and equity financing opportunities.

3)
Restructuring existing debt to improve short-term liquidity: The Company’s line of credit has been extended by Liberty Bank through September 15, 2009, as the Company works to attain a longer term working capital facility. Additionally, Allstate deferred $1.2 million in principal and interest payments on the Series 2007 and Series 2008 bonds in the first half of 2009, and has extended the maturity of $6.8 million in notes payable until a time to be determined upon further review by Allstate, which will take place in the third quarter of 2009. Allstate has also maintained its support by continuing to fund the construction of the Company’s Watts plastic recycling facility.

Note 4: Statements of Cash Flows

In order to determine net cash provided by operating activities, net loss has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the six months ended June 30 (in thousands):

	2009	2008
	(unaudited)	(unaudited)
Receivables	$(4,502)	$(4,506)
Inventories	3,781	9,066
Prepaid expenses and other	671	764
Accounts payable – trade and related parties	(1,447)	1,598
Accrued liabilities	(1,225)	5,534
	$(2,722)	$12,456
Cash paid for interest	$1,910	$2,441

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	2009	2008
	(unaudited)	(unaudited)
Notes payable for financing insurance policies	$1,025	$1,391
Dividends on preferred stock paid in preferred stock	-	400

Note 5: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104).  Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.  The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement.  Sales are recorded net of discounts, rebates and returns, which were $0.4 million and $0.3 million for the quarters ended June 30, 2009 and 2008, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Parts and supplies	$1,643	$1,794
Raw materials	2,725	3,607
Work in process	514	2,093
Finished goods	1,888	3,057
	$6,770	$10,551

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

Concentration Risk

The Company’s revenues are derived principally from national and regional building products distributors and Weyerhaeuser, the Company’s primary decking customer, which maintains a national vendor managed inventory program for Lowe’s. The inventory is strategically located in distribution centers throughout the United States, from which the ChoiceDek® brand of decking products are sold. The Company extends unsecured credit to its customers.  The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect its customers. Weyerhaeuser is the only customer from which the Company derived more than 10% of its revenue. Gross sales to Weyerhaeuser comprised 71% and 74% of total gross sales for the quarters ended June 30, 2009 and 2008, respectively, and 72% and 76% of total gross sales for the six months ended June 30, 2009 and 2008, respectively.

Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities – The carrying value approximates fair value due to the short maturity of these items.

Long-term debt – The fair value of the Company’s long-term debt has been estimated by the Company based upon each obligation’s characteristics, including remaining maturities, interest rate, credit rating, and collateral and amortization schedule. The carrying amount approximates fair value.

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

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP 107-1 as of April 1, 2009. The adoption of FSP 107-1 did not have a material effect on its financial statements and related disclosures.

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted SFAS 165 as of April 1, 2009. The adoption of SFAS 165 did not have a material effect on its financial statements and related disclosures.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its financial statements and related disclosures.

Subsequent Events

The Company has evaluated events subsequent to the balance sheet date (June 30, 2009) through July 28, 2009, the date the financial statements were issued.

Note 6: Income Taxes

As of June 30, 2009, the Company had net operating loss carryforwards that are available to reduce future taxable income and will expire in 2009 through 2029 if not utilized. As there is insufficient certainty that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company carries a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. As a result, no income tax provision has been recorded for the quarter or six months ended June 30, 2009. The Company’s effective income tax rates for the quarter and six months ended June 30, 2008 were 15% and 19%, respectively.

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

The Company is no longer subject to tax examinations by tax authorities for years before 2006. The Internal Revenue Service commenced an examination of the Company’s federal income tax return for 2006 in the fourth quarter of 2008. It is anticipated that the examination will be completed by the end of the third quarter of 2009. The Company does not expect any adjustments as a result of the examination that would have a material impact on its financial position.

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

In computing diluted EPS, only potential common shares that are dilutive – those that reduce earnings per share or increase loss per share – are included.  Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.  The "control number" for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations.  As a result, if there were a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  The Company incurred losses from continuing operations for the six months ended June 30, 2009 and for the three and six months ended June 30, 2008. Therefore, basic EPS and diluted EPS were computed in the same manner for those periods. The following schedule presents a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation for the three months ended June 30, 2009 (in thousands except share and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income applicable to common stock	$1,342	49,223,805	$0.03

Effect of Dilutive Securities
Convertible preferred stock	198	7,487,720

Diluted EPS
Net income applicable to common stock
plus assumed conversions	$1,540	56,711,525	$0.03

Although not included in the diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at June 30, 2009 and 2008. The following schedule presents antidilutive securities on an if-converted basis for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options	1,174,000	1,274,000	1,174,000	1,274,000
Warrants	3,787,880	3,787,880	3,787,880	3,787,880
Restricted common stock	1,576,770	1,814,533	1,576,770	1,764,258
Series D preferred stock	-	7,881,820	7,487,720	7,881,820

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.

Note 8:  Debt

Line of Credit

The expiration of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended from June 15, 2009 to September 15, 2009, by which time the Company intends to secure a longer term working capital and operating facility. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears interest at a rate of 9%. At June 30, 2009, the line of credit balance of $9.3 million exceeded the borrowing base of $7.1 million. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory, excluding parts and supplies. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer. In addition, the Brooks’ pledged additional assets to maintain the line of credit. The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

Allstate Notes

One of the Company’s Allstate notes has a face amount of $5.7 million and a 5% premium due at maturity, bringing the balance due on the note to $6.0 million at June 30, 2009. The effective interest rate on the note is 16.2%. At June 30, 2009, there was no unamortized discount on the note.  This note and a $0.8 million note payable to Allstate were originally due on July 1, 2009, but have been extended to a date to be determined upon further review by Allstate in the third quarter of 2009.

Note 9: Commitments and Contingencies

Legal Proceedings

Class Action Lawsuits

     The U.S. District Court, Western District of Washington (Seattle Division) approved a class action settlement on January 9, 2009 related to a purported class action lawsuit seeking to recover on behalf of purchasers of ChoiceDek® composite decking for damages allegedly caused by mold and mildew stains on their decks. The settlement includes decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 that was manufactured before October 1, 2006, the date a mold inhibitor was introduced in the manufacturing process.

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

     At June 30, 2009, AERT had accrued expenses of $3.8 million associated with the settlement of the class action lawsuit. The estimate included $2.6 million remaining for the claims resolution process and $1.2 million remaining to be paid for plaintiffs’ attorney fees over 2009 and 2010. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

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

Nicholson Kovac, Inc. v. Advanced Environmental Recycling Technologies, Inc.

Nicholson Kovac, Inc., AERT’s previous advertising agency, initiated a suit in Superior Court of Washington for King County against AERT in March 2009 for non-payment of fees totaling $0.9 million. AERT disputed the allegations and a settlement was reached in July 2009 in which AERT agreed to pay $0.7 million of the fees. A note payable was issued for $0.2 million of the fees, which is due without interest in December 2010. The remaining $0.5 million of fees was paid in July 2009.

Other Matters

AERT is involved from time to time in other litigation arising from the normal course of business.  In management's opinion, this other litigation is not expected to materially impact the Company's results of operations or financial condition.

Construction Agreement

The Company has entered into an agreement with a construction contractor to construct its Watts plastic recycling plant. The total cost of construction under the agreement is estimated to be $3.5 million, of which $3.3 million had been incurred and recognized through June 30, 2009.

Note 10: NASDAQ Listing Requirements

On April 2, 2009, the Company was notified by NASDAQ that it is out of compliance with the stockholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(3). The Company then submitted a plan to NASDAQ outlining its plan to regain compliance with the rule.  Since the NASDAQ staff can only grant an extension of 105 days to regain compliance, the Company requested a hearing before a NASDAQ listing qualifications panel to request additional time to regain compliance.  The hearing will take place August 6, 2009.

Additionally, NASDAQ extended its temporary suspension of the rules requiring a minimum closing bid price of $1 per share. The Company will now have until October 2, 2009 to re-establish compliance with the requirement, which the Company will also address at the hearing. The Company has initiated a plan intended to allow it to regain compliance with both issues under a timetable submitted to NASDAQ. However, there can be no assurance that the Company will be successful in attaining approval of its plan from NASDAQ.  If the Company is not successful in securing an extension of time to meet the NASDAQ listing qualifications, then it could be forced to list its common stock on the OTC Bulletin Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth selected information from our statements of operations.

	Three Months Ended June 30,
	2009	2008	% Change
Net sales	$22,088	$25,078	-11.9%
Cost of goods sold	16,929	21,650	-21.8%
% of net sales	76.6%	86.3%	-9.7%
Estimated liability for claims from class action settlement	-	2,417	-100.0%
% of net sales	0.0%	9.6%	-9.6%
Gross margin	5,159	1,011	410.3%
% of net sales	23.4%	4.0%	19.4%

Selling and administrative costs	2,996	5,733	-47.7%
% of net sales	13.6%	22.9%	-9.3%
Gain from asset impairment and disposition	(25)	(15)	66.7%
Operating income (loss)	2,188	(4,707)	*
% of net sales	9.9%	-18.8%	28.7%
Other Expenses:
Estimated liability from expected class action settlement	-	(2,500)	-100.0%
Late registration fees	273	(669)	*
Net interest expense	(918)	(1,058)	-13.2%
Income (loss) before dividends and income tax	1,543	(8,934)	*
% of net sales	7.0%	-35.6%	42.6%
Dividends on preferred stock	(201)	(200)	0.5%
Income (loss) before income tax	1,342	(9,134)	*
% of net sales	6.1%	-36.4%	42.5%
Income tax benefit	-	(1,388)	-100.0%
% of net sales	0.0%	-5.5%	-5.5%
Net income (loss) applicable to common stock	$1,342	$(7,746)	*
% of net sales	6.1%	-30.9%	37.0%
____________________________________
* Not meaningful as a percentage change.

Net Sales

Second quarter 2009 sales were down 12% from second quarter 2008 sales. Weak new home construction and remodeling markets, as well as difficult general economic conditions, resulted in less demand in the second quarter of 2009.

Cost of Goods Sold and Gross Margin

Cost of goods sold in dollars was lower in the second quarter of 2009 compared to the second quarter of 2008 due to lower sales in 2009, our cost-cutting measures implemented in 2008 and 2009, which include closing and consolidating operations, and a 2008 accrual of $2.4 million for estimated claims resolution costs from our class action lawsuit. As a result of the decrease in cost of goods sold, our gross margin increased significantly in the second quarter of 2009 to 23% from 4% in the second quarter of 2008.

In addition to our cost-cutting measures, we intend to lower our plastic raw material costs as well as some operating costs with the addition of a new, more efficient plastic recycling facility near Watts, Oklahoma, which we expect will commence operations in the third quarter of 2009.

Selling and Administrative Costs

Selling and administrative costs were down $2.7 million in the second quarter of 2009 compared to the second quarter of 2008. The decrease was due primarily to cost reductions implemented in 2008 and a continued focus on reducing costs in 2009. We have significantly reduced our advertising and sales spending, restricted travel and reduced our selling and administrative headcount, among other cost reductions. Additionally, we incurred significant legal fees in 2008 related to a class action lawsuit. The categories of compensation and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up 70% of total selling and administrative costs in the second quarter of 2009.

Other Expenses

In the second quarter of 2008, we accrued a one time charge of $0.7 million for penalties related to the late registration of shares underlying our preferred stock offering that took place in the fourth quarter of 2007. Of those tentative penalties, $0.3 million were subsequently waived by one of the holders of the preferred stock and that expense was reversed in the second quarter of 2009. Additionally, in the second quarter of 2008 we accrued $2.5 million for costs we expected to incur in connection with a class action lawsuit settlement. Included in the $2.5 million were plaintiffs’ attorney fees of $1.8 million and costs to send notice to the class of $0.7 million.

Earnings

Due primarily to the cost reductions discussed above, we recorded net income of $1.3 million in the second quarter of 2009 compared to a net loss of $7.7 million in 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth selected information from our statements of operations.

	Six Months Ended June 30,
	2009	2008	% Change
Net sales	$38,734	$54,441	-28.9%
Cost of goods sold	30,925	45,163	-31.5%
% of net sales	79.8%	83.0%	-3.2%
Estimated liability for claims from class action settlement	-	2,417	-100.0%
% of net sales	0.0%	4.4%	-4.4%
Gross margin	7,809	6,861	13.8%
% of net sales	20.2%	12.6%	7.6%

Selling and administrative costs	6,200	11,822	-47.6%
% of net sales	16.0%	21.7%	-5.7%
(Gain) loss from asset impairment and disposition	(54)	469	*
Operating income (loss)	1,663	(5,430)	*
% of net sales	4.3%	-10.0%	14.3%
Other Expenses:
Estimated liability from expected class action settlement	-	(2,500)	-100.0%
Late registration fees	273	(669)	*
Net interest expense	(1,814)	(2,312)	-21.5%
Income (loss) before dividends and income tax	122	(10,911)	*
% of net sales	0.3%	-20.0%	20.3%
Dividends on preferred stock	(409)	(400)	2.3%
Loss before income tax	(287)	(11,311)	-97.5%
% of net sales	-0.7%	-20.8%	20.1%
Income tax benefit	-	(2,147)	-100.0%
% of net sales	0.0%	-3.9%	-3.9%
Net loss applicable to common stock	$(287)	$(9,164)	-96.9%
% of net sales	-0.7%	-16.8%	16.1%
____________________________________
* Not meaningful as a percentage change.

NetSales

Net sales for the first half of 2009 decreased 29% from the first half of 2008, which, in addition to the weaker economy, is attributable in part to a reduction of stock inventory carried by Weyerhaeuser in its vendor managed inventory program for Lowe’s combined with a significant reduction and/or elimination of inventory carried by lumber distributors due to fears related to the economy. It appears that the purchasing pattern of the distribution network has changed from that exhibited in prior years, resulting in reluctance to restock the distribution channel in the first quarter of 2009. We anticipated much of this slowdown and had reduced capacity and spending to offset the reduction.

While our sales are down from last year, we believe that we have increased our share of the total market by adding distributors to our customer base and by having our ChoiceDek brand stocked in all of our largest customer’s growing store base.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased 32% to $30.9 million in the first half of 2009 from $45.2 million in the first half of 2008.  The decrease was due to lower sales in 2009, our cost-cutting measures implemented in 2008 and 2009, which include closing and consolidating operations, and a 2008 accrual of $2.4 million for estimated claims resolution costs arising from our then-expected settlement of our class action lawsuit. As a result of the decrease in cost of goods sold, our gross margin improved substantially in the first half of 2009 to 20% from 13% in the first half of 2008.

Selling and Administrative Costs

Selling and administrative costs were down $5.6 million in the first half of 2009 compared to the first half of 2008. The decrease was due to cost reductions implemented in 2008 and a continued focus on reducing costs in 2009. We have significantly reduced our advertising and sales spending, restricted travel and reduced our selling and administrative headcount, among other cost reductions. Additionally, we incurred significant legal fees in 2008 related to a class action lawsuit. The categories of compensation and benefits, advertising and promotion, travel and entertainment, professional fees, and commissions together made up 73% of total selling and administrative costs in the first half of 2009.

Other Expenses

In the first half of 2008 we accrued a one time charge of $0.7 million for penalties related to the late registration of shares underlying our preferred stock offering that took place in the fourth quarter of 2007. Of those tentative penalties, $0.3 million were subsequently waived by one of the holders of the preferred stock and that expense was reversed in the second quarter of 2009. Additionally, in the first half of 2008 we accrued $2.5 million for costs we expected to incur in connection with a class action lawsuit settlement. Included in the $2.5 million were plaintiffs’ attorney fees of $1.8 million and costs to send notice to the class of $0.7 million.

Earnings

Due primarily to the cost reductions discussed above, we reduced our net loss to $0.3 million in the first half of 2009 compared to a net loss of $9.2 million in the first half of 2008.

Liquidity and Capital Resources

As a result of closely managing our costs and working capital, we funded our business with cash generated from operations in the first six months of 2009. The expenditures on our Watts facility, totaling $5.9 million during the first half of 2009, were funded by proceeds from our Watts industrial development bond. As discussed in the debt section below, we will require additional financing in 2009 to support our operations, resume growth, introduce new products, and service our debt obligations as they come due.

Cash Flows

Cash Flows from Operations

Cash provided by operations in the first six months of 2009 was $0.9 million compared to cash provided by operations of $6.6 million in 2008, a $5.7 million decrease in cash provided by operations. In the first half of 2009, cash used in the increase of accounts receivable and in the reduction of accounts payable and accrued liabilities was offset somewhat by cash provided by sales of inventory. In the first half of 2008, net cash provided by operations was due primarily to sales of inventory.

Cash Flows from Investing Activities

Cash used in investing activities in the first half of 2009 increased $4.8 million compared to the same period in 2008. The increase in capital expenditures was due to the construction of our Watts plastic recycling facility.

Cash Flows from Financing Activities

Cash provided by financing activities was $4.9 million in the first half of 2009 compared to cash used in financing activities of $4.5 million in the first half of 2008. The $9.4 million change in cash from financing activities was due primarily to the following:

•	In the first half of 2008 we paid $3.1 million more on our debt than in 2009 due primarily to a bond refinancing that required we pay down or pay off certain loans.
•	In the first half of 2008 we paid $0.6 million for debt issuance costs related to our bonds.
•
We were able to use $5.7 million more in restricted cash in 2009 than in 2008. In the first half of 2009 we received $6.8 million from our bond project fund for the construction of our Watts plastic recycling facility, whereas we received $1.0 million as part of our first quarter 2008 bond refinancing through the lowering of debt service reserve fund requirements.

Working Capital

At June 30, 2009, we had a working capital deficit of $23.5 million compared to a working capital deficit of $20.7 million at December 31, 2008. The increase in our deficit in 2009 was primarily the result of the use of restricted cash to construct our Watts facility. Components of working capital that fluctuated significantly include restricted cash, accounts receivable and inventory.

The decrease in restricted cash of $6.8 million was due to the use of our Watts bond project fund to pay for the intended construction of our Watts plastic recycling facility. The total inventory decrease in the first half of 2009 was $3.8 million. Due to the cyclical nature of our business, inventories are usually higher at year end as we build inventory for the coming building and remodeling season in the spring and summer. Those inventories are reduced as our sales increase during the building season. Accounts receivable increased due primarily to the cyclical increase in second quarter 2009 sales compared to fourth quarter 2008 sales.

Debt

The Company continues to explore financing options, including various financial assistance programs sponsored by state and federal governments, as well as more traditional debt and equity financings.

Line of Credit

The expiration of our line of credit agreement with Liberty Bank of Arkansas was extended from June 15, 2009 to September 15, 2009, and we are seeking alternate financing to expand and/or replace the line of credit. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears interest at a rate of 9%. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, our chairman and chief executive officer, and Steve Brooks, our chief operating officer. Ms. Brooks increased the collateral under her guarantee upon a recent renewal of the line of credit. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to priority liens of Allstate and Liberty Bank. The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

Bonds

In the first six months of 2009, we received a deferral of five monthly principal and interest payments on our Series 2007 and 2008 bonds from Allstate, the bond purchaser, totaling $1.2 million. Payments resumed June 15, 2009. The semi-annual interest payment on the bonds in the amount of $1.0 million was paid in June 2009. Of that amount, $0.7 million was paid from the debt service reserve funds, which had a balance of $1.4 million at June 30, 2009. We are currently developing a plan to repay the reserve funds in the future. Maintaining reserve funds and continuing payments will allow us to shorten the term of the bonds. The establishment of reserve funds when the bonds were originally sold was also designed to allow us to endure difficult times if necessary.

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

We were not in compliance with the debt service coverage, current ratio and accounts payable covenants as of June 30, 2009. The bond purchaser waived the debt service coverage covenant through July 1, 2009, and waived the current ratio and accounts payable covenants through July 1, 2010. Failure to comply with the debt service coverage covenant does not allow the holder of the bonds to demand repayment of the loan.

The bank lender for our line of credit, Liberty Bank, has not waived the covenants, and as such could enforce all remedies available to it under the loan agreement. However, as previously discussed, Liberty Bank has continued to work with us and has extended the line of credit to September 15, 2009.  Since June 30, 2008, we have paid down the balance on the line of credit by $2.1 million, and an additional $0.5 million was paid in July 2009.

Our Allstate notes payable have cross-default provisions that caused them to be in technical default at June 30, 2009 due to our non-compliance with the loan covenants discussed above. The covenants were waived by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans.

Bonds Payable and Allstate Notes Payable Debt Covenants	June 30, 2009	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	-0.6	No – waived
Current ratio of not less than 1.00 to 1.00	0.4	No – waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	38%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	6%	Yes

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

Item 4. Controls and Procedures.

Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, J. R. Brian Hanna, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of June 30, 2009 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q.  Based upon their review, the aforementioned executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

During the quarter ended June 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings – (See Note 9: Commitments and Contingencies)

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2009 annual meeting of stockholders on June 2, 2009. The following matters proposed by the board of directors were voted upon at that meeting.

Proposal 1: The stockholders approved the proposal to elect to the board of directors each of the nominees listed below.

Nominees	Votes For	Votes Withheld
Joe G. Brooks	46,639,050	4,146,124
Stephen W. Brooks	46,802,772	3,982,402
Jerry B. Burkett	48,185,278	2,599,896
Edward P. Carda	48,386,350	2,398,824
Peter S. Lau	47,541,816	3,243,358
Sal Miwa	47,375,478	3,409,696
Timothy D. Morrison	48,358,289	2,426,885

Proposal 2: The stockholders approved the proposal to ratify the appointment of the independent public accounting firm of HoganTaylor LLP.

For	Against	Abstain
49,672,905	758,137	354,132

Proposal 3: The stockholders approved the proposal for a possible reverse stock split.

For	Against	Abstain
45,761,123	4,237,869	786,181

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
Date: July 28, 2009

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