Form 10-Q
period 2009-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2009-11-16
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10367

Advanced Environmental Recycling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0675758 (I.R.S. Employer Identification No.)

914 N. Jefferson Street Springdale, Arkansas (Address of principal executive offices)	72764 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 13, 2009, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 48,105,554 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,725	$1,238
Restricted cash	759	7,631
Trade accounts receivable, net of allowance of $156 at September 30, 2009
and $616 at December 31, 2008	3,165	1,574
Inventories	6,240	10,551
Prepaid expenses	1,051	933
Total current assets	12,940	21,927

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	8,458	9,213
Machinery and equipment	46,781	46,681
Transportation equipment	860	1,125
Office equipment	2,801	2,801
Construction in progress	14,226	5,810
Total land, buildings and equipment	75,115	67,619
Less accumulated depreciation	36,556	33,004
Net land, buildings and equipment	38,559	34,615

Other assets:
Debt issuance costs, net of accumulated amortization of $1,485 at September 30, 2009
and $1,328 at December 31, 2008	2,993	3,151
Debt service reserve fund	1,371	2,101
Other assets, net of accumulated amortization of $471 at September 30, 2009
and $450 at December 31, 2008	1,144	371
Total other assets	5,508	5,623
Total assets	$57,007	$62,165

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
Liabilities and Stockholders' Deficit	(unaudited)
Current liabilities:
Accounts payable – trade	$6,280	$10,700
Accounts payable – related parties	605	487
Current maturities of long-term debt	9,388	9,290
Current maturities of capital lease obligations	226	215
Accruals related to expected settlement of class action lawsuit	8,087	4,650
Other accrued liabilities	6,665	6,305
Working capital line of credit	8,879	10,579
Notes payable	700	367
Total current liabilities	40,830	42,593

Long-term debt, less current maturities	23,438	23,244
Capital lease obligations, less current maturities	411	582
	23,849	23,826

Accrued dividends on convertible preferred stock	750	143

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 748,772 shares
issued and outstanding at September 30, 2009 and 788,182 at December 31, 2008	7	8
Class A common stock, $.01 par value; 100,000,000 shares authorized; 48,105,554
shares issued and outstanding at September 30, 2009 and 47,423,680 at December 31, 2008	481	474
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized;
1,465,530 shares issued and outstanding at September 30, 2009 and December 31, 2008	15	15
Warrants outstanding; 3,787,880 at September 30, 2009 and December 31, 2008	1,534	1,534
Additional paid-in capital	52,633	52,306
Accumulated deficit	(63,092)	(58,734)
Total stockholders' deficit	(8,422)	(4,397)
Total liabilities and stockholders' deficit	$57,007	$62,165

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$19,099	$18,634	$57,833	$73,075
Cost of goods sold	14,046	16,303	44,971	61,466
Estimated liability for claims from class action settlement	5,100	453	5,100	2,870
Gross margin	(47)	1,878	7,762	8,739

Selling and administrative costs	3,027	4,361	9,227	16,184
(Gain) loss from asset impairment and disposition	-	128	(54)	596
Operating loss	(3,074)	(2,611)	(1,411)	(8,041)

Other expenses:
Estimated liability from expected class action settlement	-	-	-	(2,500)
Late registration fees	-	(13)	273	(682)
Net interest expense	(799)	(391)	(2,613)	(2,703)
Loss before dividends and income tax	(3,873)	(3,015)	(3,751)	(13,926)
Dividends on preferred stock	(198)	(200)	(607)	(600)
Loss before income tax	(4,071)	(3,215)	(4,358)	(14,526)
Income tax benefit	-	(1,303)	-	(3,450)
Net loss applicable to common stock	$(4,071)	$(1,912)	$(4,358)	$(11,076)

Loss per share of common stock (basic and diluted)	$(0.08)	$(0.04)	$(0.09)	$(0.23)
Weighted average common shares outstanding (basic
and diluted)	49,542,846	47,790,672	49,221,015	47,783,437

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss applicable to common stock	$(4,358)	$(11,076)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	4,330	4,532
Dividends on preferred stock	607	600
Deferred tax benefit	-	(3,450)
(Gain) loss from fixed asset impairment and disposition	(54)	596
Decrease in other assets	690	873
(Increase) decrease in cash restricted for interest costs	(705)	253
Changes in current assets and current liabilities	3,755	16,009
Net cash provided by operating activities	4,265	8,337

Cash flows from investing activities:
Purchases of land, buildings and equipment	(8,516)	(4,032)
Proceeds from disposition of equipment	54	122
Net cash used in investing activities	(8,462)	(3,910)

Cash flows from financing activities:
Net payments on line of credit	(1,700)	(1,128)
Payments on notes	(1,033)	(4,471)
Payments on capital lease obligations	(160)	(174)
Decrease in cash restricted for payment of debt and construction	7,577	1,608
Debt acquisition costs	-	(588)
Net cash provided by (used in) financing activities	4,684	(4,753)

Increase (decrease) in cash and cash equivalents	487	(326)
Cash and cash equivalents, beginning of period	1,238	1,716
Cash and cash equivalents, end of period	$1,725	$1,390

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

Note 2: Description of the Company

AERT, founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics which have been cleaned, processed, and reformulated utilizing the Company’s patented and proprietary technologies. Its products have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as a low maintenance, exterior, green (environmentally responsible) building alternative for decking, railing, and trim products. AERT operates manufacturing and recycling facilities in Springdale and Lowell, Arkansas. It also operates a warehouse and reload complex in Lowell, Arkansas. The Company owns a second composite extrusion facility (Springdale South) in Springdale that operates as an incremental production plant when needed, in addition to processing raw materials. The Company determined at the end of 2008 that it would not resume extrusion or manufacturing operations at its Junction, Texas extrusion facility.

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company had a working capital deficit of $27.9 million and a stockholders’ deficit of $8.4 million. The Company incurred losses from operations of $19.8 million and $8.8 million for the years ended December 31, 2008 and 2007, respectively, and incurred a loss from operations of $1.4 million for the nine months ended September 30, 2009. The Company has limited additional financial resources available to support its operations and has relied over the last year on extensions of certain of its financings by its lenders. The Company will require additional financial resources in order to fund maturities of debt and other obligations as they become due. These factors, among others, raise doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its creditors, investors and customers, and its ability to successfully mass produce and market its products at economically feasible levels. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

3)
Restructuring existing debt to improve short-term liquidity: The Company’s line of credit has been extended by Liberty Bank to January 15, 2010, as the Company works to attain a longer term working capital facility. Liberty Bank has also extended the maturity date of a $1.7 million loan from September 28, 2009 to January 28, 2010. Additionally, Allstate deferred $1.2 million in principal and interest payments on the Series 2007 and Series 2008 bonds in the first half of 2009, and has extended the maturity of $6.8 million in notes payable until a time to be determined upon further review by Allstate, which we expect to take place in the fourth quarter of 2009. Allstate has also maintained its support by continuing to fund the construction of the Company’s Watts plastic recycling facility.

4)	Startup of Watts recycling facility: The Company expects its Watts recycling facility to reduce raw material costs and generate additional sales of recycled materials in 2010.

Note 4: Statements of Cash Flows

In order to determine net cash provided by operating activities, net loss has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the nine months ended September 30 (in thousands):

	2009	2008
	(unaudited)	(unaudited)
Receivables	$(1,591)	$(1,807)
Inventories	4,311	10,283
Prepaid expenses and other	1,541	984
Accounts payable – trade and related parties	(4,303)	616
Accrued liabilities	3,797	5,933
	$3,755	$16,009
Cash paid for interest	$2,162	$2,681

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	2009	2008
	(unaudited)	(unaudited)
Notes payable for financing insurance policies	$1,025	$1,391
Dividends on preferred stock paid in preferred stock	-	400

Note 5: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.  The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement.  Sales are recorded net of discounts, rebates and returns, which were $0.3 million and $0.2 million for the quarters ended September 30, 2009 and 2008, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Parts and supplies	$1,615	$1,794
Raw materials	1,876	3,607
Work in process	920	2,093
Finished goods	1,829	3,057
	$6,240	$10,551

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

Concentration Risk

The Company’s revenues are derived principally from national and regional building products distributors and Weyerhaeuser, the Company’s primary decking customer, which maintains a national vendor managed inventory program for Lowe’s. The inventory is strategically located in distribution centers throughout the United States, from which the ChoiceDek® brand of decking products are sold. The Company extends unsecured credit to its customers.  The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect its customers. Weyerhaeuser is the only customer from which the Company derived more than 50% of its revenue for the quarters and nine months ended September 30, 2009 and 2008.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued additional guidance requiring enhanced disclosures about derivative instruments and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted the guidance as of January 1, 2009, which did not have a material effect on its financial statements and related disclosures.

In April 2009, FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The Company adopted the guidance as of April 1, 2009, which did not have a material effect on its financial statements and related disclosures.

In May 2009, FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the guidance as of April 1, 2009, which did not have a material effect on its financial statements and related disclosures.

In June 2009, FASB issued guidance identifying the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company adopted the guidance as of July 1, 2009, which did not have a material effect on its financial statements and related disclosures.

Subsequent Events

Management has evaluated events subsequent to the balance sheet date (September 30, 2009) through November 16, 2009, the date the financial statements were issued.

Note 6: Income Taxes

As of September 30, 2009, the Company had net operating loss carryforwards that are available to reduce future taxable income and will expire in 2009 through 2029 if not utilized. As there is insufficient certainty that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company carries a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. As a result, no income tax provision has been recorded for the quarter or nine months ended September 30, 2009. The Company’s effective income tax rates for the quarter and nine months ended September 30, 2008 were 41% and 24%, respectively.

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

The Company is no longer subject to tax examinations by tax authorities for years before 2006. The Internal Revenue Service commenced an examination of the Company’s federal income tax return for 2006 in the fourth quarter of 2008. The examination was completed in the third quarter of 2009 with no adjustments to our tax return.

Note 7: Earnings Per Share

When applicable, the Company provides dual presentation of basic and diluted earnings per share (EPS) on the face of the statements of operations, and provides a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

In computing diluted EPS, only potential common shares that are dilutive – those that reduce earnings per share or increase loss per share – are included.  Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.  The number used for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations.  As a result, if there were a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  The Company incurred losses from continuing operations for the three and nine months ended September 30, 2009 and 2008. Therefore, basic EPS and diluted EPS were computed in the same manner for those periods.

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at September 30, 2009 and 2008. The following schedule presents antidilutive securities for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options	1,174,000	1,274,000	1,174,000	1,274,000
Warrants	3,787,880	3,787,880	3,787,880	3,787,880
Restricted common stock	1,503,270	1,641,087	1,503,270	1,641,087
Series D preferred stock	7,487,720	7,881,820	7,487,720	7,881,820

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.

Note 8:  Debt

Line of Credit

The maturity of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended from September 15, 2009 to January 15, 2010, by which time the Company intends to secure a longer term working capital and operating facility. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears interest at a rate of 9%. At September 30, 2009, the line of credit balance of $8.9 million exceeded the borrowing base of $5.1 million. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory, excluding parts and supplies. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer. In addition, the Brooks’ pledged additional assets to maintain the line of credit. The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

Loan Extension

A $1.7 million loan from Liberty Bank with an original maturity date of September 28, 2009 was extended to January 28, 2010.  The loan is secured by real estate and equipment purchased with proceeds from the loan.

Allstate Notes

One of the Company’s Allstate notes has a face amount of $5.7 million and a 5% premium due at maturity, bringing the balance due on the note to $6.0 million at September 30, 2009. The stated interest rate on the note is 10% and the effective interest rate on the note is 16.2%. At September 30, 2009, there was no unamortized discount on the note.  This note and a $0.8 million note payable to Allstate were originally due on July 1, 2009, but have been extended to a date to be determined upon further review by Allstate, which we expect to occur in the fourth quarter of 2009.

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

As part of the settlement, the defendants have agreed not to use the terms “minimum maintenance,” “low maintenance,” “easy to maintain,” or “virtually maintenance free” in ChoiceDek® marketing materials. AERT is required to provide additional cleaning instructions on the ChoiceDek® website to assist customers with cleaning their decks. AERT has provided national notice of the settlement to putative class members and has established a call center to answer customer questions regarding ChoiceDek®. AERT is self-administering a claim resolution process whereby eligible deck owners were allowed to file a claim for significant mold spotting by September 10, 2009 pursuant to the settlement agreement. If eligible, deck owners who timely file a claim for significant mold spotting may receive relief such as deck cleanings and applications of a mold inhibitor, gift cards for use at Lowe’s, replacement materials, and/or refunds under certain criteria. An arbitration provision is included in the settlement agreement, which provides for disputes arising from the claim resolution process.

At September 30, 2009, AERT had accrued expenses of $8.1 million associated with the settlement of the class action lawsuit. The estimate included $7.0 million remaining for the claims resolution process and $1.1 million remaining to be paid for plaintiffs’ attorney fees over 2009 and 2010. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed.  Though the Company has recorded what it believes to be the most likely liability for the class action settlement, the Company estimates that the range of additional liability could be up to $2.2 million. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

Advanced Environmental Recycling Technologies, Inc. v. American International Specialty Lines Insurance Company

On April 18, 2008, AERT filed suit against its umbrella liability insurer, American International Specialty Lines Insurance Company (“AISLIC”), to obtain a defense against the then-pending class action lawsuits (discussed above) (the “Jamruk/Pelletz Lawsuits”) under one or more umbrella liability insurance policies issued by AISLIC and to recover AERT’s past defense costs, interest, and other damages and attorneys’ fees relating to AISLIC’s denial of coverage for the Jamruk/Pelletz Lawsuits. After the settlement of the Jamruk/Pelletz Lawsuits was approved in January 2009, AERT amended its claims against AISLIC to also seek recovery for amounts to be paid by AERT in connection with the settlement. In September 2009, the United States District Court for the Northern District of Texas – Dallas Division denied AERT’s claims.  AERT is currently considering an appeal of the court’s decision.

Energy Unlimited, Inc. vs. AERT, Inc.

This case originally started as a suit on account by Energy Unlimited, Inc. against AERT to collect the balance it asserted to be owed on work performed on the Springdale South facility material handling and drying systems. The claim was in the original amount of $0.2 million. AERT contended that the design and installation by Energy Unlimited, Inc. was faulty resulting in a series of explosions and the subsequent need to undertake refabrication of the material handling and drying systems. AERT filed a counter claim for its out of pocket loss relating to an explosion occurring on April 2, 2007 and for the cost to fix and complete the material handling and drying systems properly in the amount of $1.2 million. In September 2009, the case was settled. AERT was awarded $0.2 million and was required to pay Energy Unlimited $0.1 million.

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

Advanced Environmental Recycling Technologies, Inc. v. Fort Mason Master, L.P. and Fort Mason Partners, L.P.

On August 19, 2009, AERT filed a complaint for declaratory and injunctive relief in the Court of Chancery of the State of Delaware against Fort Mason Master, L.P. and Fort Mason Partners, L.P. (the Funds), requesting that the Court enter an order that AERT has no obligation to redeem its Series D preferred stock held by the Funds and that the Funds be required to comply with the terms of the preferred stock agreements. Prior to AERT filing a complaint, the Funds indicated to the Company their belief that they were entitled to have their stock redeemed (representing $4.0 million of initial investment) because of the Company’s accruing but not paying cumulative dividends, allegedly misrepresenting their redemption rights, and/or failing to pay late registration penalties. The Company denies and disputes these allegations. AERT is also seeking a ruling to clarify its obligation with respect to late registration penalties attributable to delays in getting its S-3 resale registration statement for the preferred stock effective as a result of circumstances beyond its control. At September 30, 2009, the Company had $0.4 million accrued relating to these late registration penalties. The Company has also been in discussions with the Funds in an effort to negotiate an acceptable resolution of the issues, and has agreed to extend the due date for the answer and any counterclaims for that purpose, although there can be no assurance that the parties will be able to agree upon and complete a mutually agreeable settlement and resolution of their differences.

Other Matters

AERT is involved from time to time in other litigation arising from the normal course of business.  In management's opinion, this other litigation is not expected to materially impact the Company's results of operations or financial condition.

Note 10: NASDAQ Listing Requirements

On April 2, 2009, the Company was notified by NASDAQ that it is out of compliance with the stockholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(3). After presenting a plan before a NASDAQ listing qualifications panel to regain compliance with the rule, the Company was granted a 180 day extension until December 23, 2009 to regain full compliance with the minimum equity or net income continued listing requirements.

Additionally, the Company is not in compliance with the minimum bid price requirement of $1 set forth by NASDAQ.  The Company will be submitting a plan to re-establish compliance with the requirement to a NASDAQ hearings panel. There is no assurance that the Company will be successful in attaining approval of its plan from NASDAQ.  If the Company is not successful in securing an extension of time to meet the NASDAQ listing qualification, then it could be required to move the listing of its common stock to the OTC Bulletin Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth selected information from our statements of operations.

	Three Months Ended September 30,
	2009	2008	% Change
Net sales	$19,099	$18,634	2.5%
Cost of goods sold	14,046	16,303	-13.8%
% of net sales	73.5%	87.5%	-14.0%
Estimated liability for claims from class action settlement	5,100	453	1025.8%
% of net sales	26.7%	2.4%	24.3%
Gross margin	(47)	1,878	-102.5%
% of net sales	-0.2%	10.1%	-10.3%

Selling and administrative costs	3,027	4,361	-30.6%
% of net sales	15.8%	23.4%	-7.6%
Loss from asset impairment and disposition	-	128	-100.0%
Operating loss	(3,074)	(2,611)	17.7%
% of net sales	-16.1%	-14.0%	2.1%
Other expenses:
Estimated liability from expected class action settlement	-	-	0.0%
Late registration fees	-	(13)	-100.0%
Net interest expense	(799)	(391)	104.3%
Loss before dividends and income tax	(3,873)	(3,015)	28.5%
% of net sales	-20.3%	-16.2%	4.1%
Dividends on preferred stock	(198)	(200)	-1.0%
Loss before income tax	(4,071)	(3,215)	26.6%
% of net sales	-21.3%	-17.3%	4.0%
Income tax benefit	-	(1,303)	-100.0%
% of net sales	0.0%	7.0%	-7.0%
Net loss applicable to common stock	$(4,071)	$(1,912)	112.9%
% of net sales	-21.3%	-10.3%	11.0%
____________________________________
* Not meaningful as a percentage change.

NetSales

Third quarter 2009 sales were up 2% from third quarter 2008 sales. We believe we have increased our market share in the third quarter of 2009.

Cost of Goods Sold and Gross Margin

Cost of goods sold before the class action lawsuit claims accrual was lower in the third quarter of 2009 compared to the third quarter of 2008 due to our cost-cutting measures implemented in 2008 and 2009, which include closing and consolidating operations. In the third quarter of 2009, we revised our estimated class action claims resolution liability, resulting in an additional accrual of $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. As a result of the additional accrual, our gross margin decreased in the third quarter of 2009 to 0% from 10% in the third quarter of 2008. Excluding the class action expenses, gross margin increased in the third quarter of 2009 to 26% from 13% in the third quarter of 2008.

In addition to our cost-cutting measures, we intend to lower our plastic raw material costs as well as some operating costs with the addition of a new, more efficient plastic recycling facility near Watts, Oklahoma, which we expect will commence operations in the first quarter of 2010.

Selling and Administrative Costs

Selling and administrative costs were down $1.3 million in the third quarter of 2009 compared to the third quarter of 2008. The decrease was due primarily to cost reductions implemented in 2008 and a continued focus on reducing costs in 2009. We have significantly reduced our advertising and sales spending, restricted travel and reduced our selling and administrative headcount, among other cost reductions. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, travel, professional fees, and commissions.

Earnings

Due to the additional accrual for the class action settlement discussed above, we recorded a net loss of $4.1 million in the third quarter of 2009 compared to a net loss of $1.9 million in 2008.  Excluding the class action accrual, we improved our earnings to net income of $1.0 million in 2009 compared to a net loss of $1.5 million in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth selected information from our statements of operations.

	Nine Months Ended September 30,
	2009	2008	% Change
Net sales	$57,833	$73,075	-20.9%
Cost of goods sold	44,971	61,466	-26.8%
% of net sales	77.8%	84.1%	-6.3%
Estimated liability for claims from class action settlement	5,100	2,870	77.7%
% of net sales	8.8%	3.9%	4.9%
Gross margin	7,762	8,739	-11.2%
% of net sales	13.4%	12.0%	1.4%

Selling and administrative costs	9,227	16,184	-43.0%
% of net sales	16.0%	22.1%	-6.1%
(Gain) loss from asset impairment and disposition	(54)	596	-109.1%
Operating loss	(1,411)	(8,041)	-82.5%
% of net sales	-2.4%	-11.0%	-8.6%
Other expenses:
Estimated liability from expected class action settlement	-	(2,500)	-100.0%
Late registration fees	273	(682)	-140.0%
Net interest expense	(2,613)	(2,703)	-3.3%
Loss before dividends and income tax	(3,751)	(13,926)	-73.1%
% of net sales	-6.5%	-19.1%	-12.6%
Dividends on preferred stock	(607)	(600)	1.2%
Loss before income tax	(4,358)	(14,526)	-70.0%
% of net sales	-7.5%	-19.9%	-12.4%
Income tax benefit	-	(3,450)	-100.0%
% of net sales	0.0%	4.7%	-4.7%
Net loss applicable to common stock	$(4,358)	$(11,076)	-60.7%
% of net sales	-7.5%	-15.2%	-7.7%
____________________________________
* Not meaningful as a percentage change.

NetSales

Net sales for the first nine months of 2009 decreased 21% from the first nine months of 2008, which, in addition to the weaker economy, is attributable in part to a reduction of stock inventory carried by Weyerhaeuser in its vendor managed inventory program for Lowe’s combined with a significant reduction and/or elimination of inventory carried by lumber distributors due to fears related to the economy. We anticipated much of this slowdown and had reduced capacity and spending to offset the reduction.

While our sales are down from last year, we believe that we have increased our share of the total market by adding distributors to our customer base and by having our ChoiceDek brand stocked in all of our largest retailer’s growing store base.

Cost of Goods Sold and Gross Margin

Cost of goods sold before the class action settlement accrual decreased 27% in the first nine months of 2009 from the first nine months of 2008. The decrease was due to lower sales in 2009 and our cost-cutting measures implemented in 2008 and 2009, which include closing and consolidating operations. In the third quarter of 2009, we revised our estimated class action claims resolution liability, resulting in an additional accrual of $5.1 million. In 2008, we recorded $2.9 million for estimated claims resolution costs arising from our then-expected settlement of our class action lawsuit. Despite the additional accrual in 2009, our gross margin increased as a percentage of sales to 13% in the first nine months of 2009 from 12% in 2008. Excluding the class action accrual, our gross margin increased to 22% in the first nine months of 2009 from 16% in 2008.

Selling and Administrative Costs

Selling and administrative costs were down $7.0 million in the first nine months of 2009 compared to the first nine months of 2008. The decrease was due to cost reductions implemented in 2008 and a continued focus on reducing costs in 2009. We have significantly reduced our advertising and sales spending, restricted travel and reduced our selling and administrative headcount, among other cost reductions. Additionally, we incurred significant legal fees in 2008 related to a class action lawsuit. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, travel, professional fees, and commissions.

Other Expenses

In the first nine months of 2008 we accrued a one time charge of $0.7 million for penalties related to the late registration of shares underlying our preferred stock offering that took place in the fourth quarter of 2007. Of those tentative penalties, $0.3 million were subsequently waived by one of the holders of the preferred stock and that expense was reversed in the second quarter of 2009. Additionally, in the first nine months of 2008 we accrued $2.5 million for plaintiffs’ attorney fees of $1.8 million and notice costs of $0.7 million in connection with the class action lawsuit settlement.

Earnings

Excluding the class action accruals in 2009 and 2008, our earnings improved to net income of $0.7 million in 2009 compared to a loss of $5.7 million in 2008.  Including the class action accrual, we reduced our net loss to $4.4 million in the first nine months of 2009 compared to a net loss of $11.1 million in the first nine months of 2008. Our earnings improvement is due primarily to the cost reductions discussed above.

Liquidity and Capital Resources

As a result of closely managing our costs and working capital, we funded our business with cash generated from operations in the first nine months of 2009. The expenditures on our Watts facility, totaling $7.7 million during the first nine months of 2009, were funded by proceeds from our Watts industrial development bond. As discussed in the debt section below, we will require additional financing to support our operations, resume growth, introduce new products, and service our debt obligations as they come due.

Cash Flows

Cash Flows from Operations

Cash provided by operations in the first nine months of 2009 was $4.3 million as compared to $8.3 million in 2008. In the first nine months of 2009, cash used in the reduction of accounts payable and in the increase of accounts receivable was offset somewhat by cash provided by sales of inventory. The increase in accounts receivable was due primarily to the cyclical sales increase in the third quarter as compared to the fourth quarter. In the first nine months of 2008, net cash provided by operations was due primarily to sales of inventory.

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of 2009 increased $4.6 million compared to the same period in 2008. The increase in capital expenditures was due to the construction of our Watts plastic recycling facility.

Cash Flows from Financing Activities

Cash provided by financing activities was $4.7 million in the first nine months of 2009 compared to cash used in financing activities of $4.8 million in the first nine months of 2008. The $9.5 million change in cash from financing activities was due primarily to the following:

•	In the first nine months of 2008 we decreased our debt by $2.9 million more than in 2009 due primarily to a bond refinancing that required we pay down or pay off certain loans.
•	In the first nine months of 2008 we paid $0.6 million for debt issuance costs related to our bonds.
•
We were able to use $6.0 million more in restricted cash in 2009 than in 2008. In the first nine months of 2009, we received $7.6 million from our bond project fund for the construction of our Watts plastic recycling facility, whereas in the first nine months of 2008 we received $0.5 million from our bond project fund and $1.0 million as part of our first quarter 2008 bond refinancing through the lowering of debt service reserve fund requirements.

Working Capital

At September 30, 2009, we had a working capital deficit of $27.9 million compared to a working capital deficit of $20.7 million at December 31, 2008. The increase in our deficit in 2009 was primarily the result of the use of restricted cash to construct our Watts facility and the additional accrual of expected claims costs related to our class action settlement. Components of working capital that fluctuated significantly include restricted cash, accounts receivable, inventory, accounts payable and accrued liabilities.

The decrease in restricted cash of $6.9 million was due to the use of our Watts bond project fund to pay for the intended construction of our Watts plastic recycling facility. The total inventory decrease in the first nine months of 2009 was $4.3 million. Due to the cyclical nature of our business, inventories are usually higher at year end as we build inventory for the coming building and remodeling season in the spring and summer. Those inventories are reduced as our sales increase during the building season. Accounts receivable increased due primarily to the cyclical increase in third quarter 2009 sales compared to fourth quarter 2008 sales. Accounts payable decreased in large part due to cost reductions in 2009. The primary reason for the increase in accrued liabilities was the $5.1 million accrual of additional costs expected to be incurred for the resolution of claims related to our class action settlement.

Debt

The Company continues to explore financing options, including various financial assistance programs sponsored by state and federal governments, as well as more traditional debt and equity financings.

Line of Credit

The maturity of our line of credit agreement with Liberty Bank of Arkansas was extended from September 15, 2009 to January 15, 2010, and we are seeking alternate financing to expand and/or replace the line of credit. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears interest at a rate of 9%. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, our chairman and chief executive officer, and Steve Brooks, our chief operating officer. Ms. Brooks increased the collateral under her guarantee upon a recent renewal of the line of credit. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to priority liens of Allstate and Liberty Bank. The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

Loan Extension

A $1.7 million loan from Liberty Bank with an original maturity date of September 28, 2009 was extended to January 28, 2010.  The loan is secured by real estate and equipment purchased with proceeds from the loan.

Bonds

The Company is required to make monthly payments to bond principal and bond interest funds from which semi-annual interest and annual principal payments are made on the bonds.  Additionally, the Company is required to make payments to its debt service reserve funds for the bonds, if necessary, in order to maintain a minimum balance in the reserve funds. Failure to make the required payments to its bond funds is an event of default under its bond agreements, which would give the bond trustee the option of demanding immediate repayment of the bonds. The Company has not made certain monthly payments to these funds during 2009, as discussed below; however, the bond purchaser waived the event of default concerning loan payments through March 31, 2010.

In the first nine months of 2009, we received a deferral of five monthly principal and interest payments on our Series 2007 and 2008 bonds from Allstate, the bond purchaser, totaling $1.2 million. Payments resumed June 15, 2009. The semi-annual interest payment on the bonds in the amount of $1.0 million was paid in June 2009. Of that amount, $0.7 million was paid from the debt service reserve funds, which had a balance of $1.4 million at September 30, 2009. We are currently developing a plan to repay the reserve funds in the future. Maintaining reserve funds and continuing payments will allow us to shorten the term of the bonds. The establishment of reserve funds when the bonds were originally sold was also designed to allow us to endure difficult times if necessary.

Debt Covenants

Under our 2007 and 2008 bond agreements, AERT covenants that it will maintain certain financial ratios. With the exception of the debt to equity ratio, which is an annual covenant, those ratios are listed in the chart of quarterly covenants below. If we fail to comply with, or to secure a waiver for, certain of the covenants, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy. Our line of credit contains all of the financial covenants listed below. In the case of noncompliance with certain of the covenants, the bank loan could also immediately become due and payable at any time and the bank lender could foreclose on the property used to secure the debt, which could force us into a bankruptcy proceeding before we can refinance this indebtedness.

We were not in compliance with the debt service coverage, current ratio and accounts payable covenants as of September 30, 2009. The bond purchaser waived these covenants through January 1, 2011. The bank lender for our line of credit, Liberty Bank, has not waived the covenants, and as such could enforce all remedies available to it under the loan agreement. However, as previously discussed, Liberty Bank has continued to work with us and has extended the maturity of the line of credit to January 15, 2010. Since September 30, 2008, we have paid down the balance on the line of credit by $2.3 million.

Our Allstate notes payable have cross-default provisions that caused them to be in technical default at September 30, 2009 due to our non-compliance with the loan covenants discussed above. The covenants were waived by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans.

Bonds Payable and Allstate Notes Payable Debt Covenants	September 30, 2009	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	-0.9	No – waived
Current ratio of not less than 1.00 to 1.00	0.3	No – waived
Not more than 20% of accounts payable in excess of 75 days past invoice date	25%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	3%	Yes

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

Item 4. Controls and Procedures.

Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, J. R. Brian Hanna, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of September 30, 2009 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q.  Based upon their review, the aforementioned executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

During the quarter ended September 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: November 16, 2009

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