Form 10-K
period 2009-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2010-03-26
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10367

Advanced Environmental Recycling Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	71-0675758
(State of Incorporation)	(I.R.S. Employer Identification No.)

914 N Jefferson Street Springdale, Arkansas	72764
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(479) 756-7400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing stock price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,843,297 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

Number of shares of common stock outstanding at March 24, 2010: Class A — 48,105,554; Class B — 1,465,530

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2010 annual meeting scheduled to be held in May 2010, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

Part I

Item 1.  Business.

Summary

Advanced Environmental Recycling Technologies, Inc. (AERT), founded in 1988, develops and commercializes technologies to recycle waste polyethylene plastics and develops, manufactures, and markets value added, green building compounds. Our primary products are composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber that has been cleaned, sized and reprocessed, and recycled polyethylene plastics that have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading national companies such as the Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior green (environmentally responsible) building alternative for decking, railing, and trim products.

Products

Building on our base process and materials, we manufacture the following product lines:

•	Commercial and residential decking planks and accessories such as balusters and handrails (MoistureShield® and ChoiceDek®),

•	Exterior door components,

•	Exterior housing trim (MoistureShield®),

•	Deck tiles, and

•	Green, recycled resin compounds.

The wood fiber content of our products gives them many properties similar to all-wood products, but we believe the plastic content makes our products superior to either all-wood or all-plastic alternatives because:

•	Unlike wood, our products do not require preservatives or treatment with toxic chemicals nor do they require annual water sealing or staining.

•	Our products are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

•	Our products are engineered for superior moisture-resistance and will not swell or expand like wood.

•	Our products can be designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste.

•	Our products are less subject to rotting, cracking, warping, and splintering, insect infestation and water absorption than conventional wood materials.

•	Our products can be aesthetically enhanced to provide a wood-like or grained surface appearance.

•	Our products can be combined with coloring agents and/or other additives to provide various colors and aesthetics.

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

Marketing and Sales

General Market Strategy.  Our products are designed for applications where we can add the greatest value and address market needs, i.e. for external applications where wood is prone to rot and/or requires substantial annual maintenance in the form of staining or water sealing. Though we believe there are many possible applications for our wood/plastic composite technology, we have focused our resources and personnel on outdoor decking and handrail components and door and other OEM components, which in our view represent the most attractive market opportunities at this time. Within our chosen markets, we are constantly working to develop and improve strong customer relationships.

Sales and Customer Service.  We provide sales support and customer service through our own marketing department, contract marketing through outside commissioned representatives, through Weyerhaeuser, and through training programs for our customers and their sales associates. We also promote our decking products through interactive displays at national, regional, and local home and garden shows, as well as through in-store displays. Our in-house sales and customer support team is focused on serving commercial decking contractors and customers, and supporting the sales professionals at our regional building products distributors, as well as Weyerhaeuser and Lowe’s. Information and customer service are provided through the websites www.choicedek.com and www.moistureshield.com, and through a national toll-free customer assistance telephone number: 1-800-951-5117.

Cyclical Nature of Building Products Industry.  Our products are used primarily in home improvement and new home construction. The home improvement and housing construction industries are subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. High fuel prices, reduced disposable income, and economic uncertainty in particular can lead to reduced home improvement activity, such as has occurred since mid-2006. Reductions in such activity have an adverse effect on the demand for our products. We have focused a large portion of our business on the remodel and repair market segment, which we believe is less cyclical than the new homebuilding market.

Facility Upgrades/Product Innovation.  In our constant pursuit to satisfy our customers, and to keep up with changing trends in the marketplace, we routinely analyze the need to develop new products and improve existing products. We have invested significantly in plastic recycling technology and infrastructure over the last several years, which is also a strategic initiative designed to help insulate our raw materials purchasing from wide price swings associated with the petrochemical markets. As technology has improved, so has the aesthetics of our products, which are overwhelmingly composed of recycled materials. The recent startup of our next-generation Watts, Oklahoma recycling facility has allowed us to expand into additional customer driven opportunities.

The composite decking business is continuously evolving. The technology used to manufacture wood/plastic boards has advanced significantly over the last several years, and many contemporary products have much improved aesthetics. Going forward, it will be important for AERT to continue to innovate, keep in close touch with consumer trends and focus on regional market trends while always remaining competitive with wood decking.

Innovation

We are committed to becoming the leader in green building products from recycled plastic materials. In addition, we believe plastic recycling technologies could lead to new opportunities in the future. Our Watts, Oklahoma facility, which is designed to recover, utilize, and convert lower grades of waste plastics into usable feedstocks, is an example of our efforts to continually improve our recycling technology. By utilizing technology, we are upgrading the quality and aesthetics of our products made from primarily recycled raw materials to levels comparable to virgin resin based materials.

As manufacturing technology and aesthetics of composite decking improve, market trends are also shifting. Consumers are demanding more variety and selection compared to prior periods as demand for a wider selection of decking colors appears to be increasing. Also, the evolution toward a more natural wood look appears to be increasing on the higher end of the market, while decreasing wood prices have widened the price differential between composites and wood on the lower end. In addition, we are working with a company to develop and commercialize a new generation of surface coatings. We will continue to work toward more selection combined with innovation and new products in conjunction with our customers.

Green Building Products

We have been recycling plastic and manufacturing green building products since our inception in 1988, and we intend to continue building our brands and differentiating AERT as a green building products company.  Listed below are the major categories of products we manufacture and markets we supply.

ChoiceDek® Decking.  We currently sell our ChoiceDek®-branded decking products in the home improvement warehouse (HIW) market through Weyerhaeuser to Lowe’s. We derived most of our revenue from Weyerhaeuser in 2009 and 2008. No other customer accounted for more than 10% of sales in 2009 or 2008. This market segment primarily focuses on the “do-it-yourself” (“DIY”) market in which homeowners buy, build, and install their own decks. The DIY market is also serviced by The Home Depot, as well as several smaller regional chains. Our decking products are not currently carried in Home Depot, and the ChoiceDek® brand is sold exclusively to Lowe’s. Lowe’s started carrying another higher priced composite decking brand in 2007, which could limit ChoiceDek’s® growth. ChoiceDek® is promoted through in-store displays and an ongoing print and marketing campaign targeting the residential decking market. We maintain a nationwide sales and customer service group. Lowe’s also conducts national print and television ads for the products it carries.

MoistureShield® Decking.  Our MoistureShield® brand line of decking products is currently sold to select primary distributors, who re-sell it to lumber dealers and contractor yards for sale to local deck builders and home builders. Most of our MoistureShield® customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers from competing products to our brands. The MoistureShield® decking line allows us to diversify our customer base. We have recently expanded our MoistureShield® products into nationwide distribution.

Door Component Products.  We sell our MoistureShield® industrial products to door manufacturers for use as component parts in products. For example, we manufacture door rails built into doors by Therma-Tru Corporation. In marketing these products, we emphasize the “value-added” feature of the MoistureShield® composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics that save our customers time and expense. Customers also avoid the need for chemical treatments to their final product, which are often otherwise necessary to prevent rot and sustain durability. The durability of our MoistureShield® composite components allows our customers to extend the lifetime or warranties of their products while reducing or eliminating warranty claims costs. We are unable to predict the future size of the markets for MoistureShield® industrial products; however, we believe that the national door and window and commercial and residential trim markets are large and will allow us to diversify our customer base over time as we add production capacity and focus on additional opportunities.

Exterior Trim and Fascia Products.  We have marketed an exterior trim and fascia system under the trade names MoistureShield® Trim and MoistureShield® CornerLoc. Several national homebuilders have been specifying and using the product. We believe this product line has significant growth potential as a green alternative to plastic (i.e., PVC) and wood trims to be distributed and sold in conjunction with our MoistureShield® distributors.

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

Intellectual Property and Proprietary Technology

Our products are built for hostile external environmental conditions. Our recycling processes focus on intensive cleaning and reformulating of our raw materials prior to extrusion. Our extrusion process is unique and focuses on total encapsulation of the wood fibers. Our composite manufacturing process and our development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets that we consider to be proprietary. We have also developed certain methods, processes, and equipment designs for which we have sought additional patent protection. We currently have 9 patents and six patents pending in the U.S. Our patents cover plastic recycling processes, methods, and apparatus or specially designed equipment as well as the composite product that we manufacture. The composite product patent was issued in 1998 and expires in 2015. This patent covers the unique properties, formulation and processing parameters of our encapsulated wood/polyethylene plastic composite building material.

Three of our patents expired in March 2010, and we have two patents expiring later in 2010.  These patents relate to early stage plastic recycling and extrusion processes and initial apparatus or equipment. We believe the plastic waste stream has diversified and become more complex since the issuance of those patents. We have updated and continue to refine our recycling processes, procedures, and technologies, and included these in later issued patents or pending patent applications. We have taken additional measures to protect our intellectual property and trade secrets by restricting access to our facilities and maintaining a policy of nondisclosure among our associates, which includes requiring confidentiality and nondisclosure agreements. Our seven other patents expire between 2011 and 2021.

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

Our Watts, Oklahoma plastic recycling facility is designed to allow us to use the less desirable, but low cost, forms of waste polyethylene, which should greatly assist us in regaining a competitive advantage and maintaining a low cost structure. The new recycling facility is based on a successful joint development project involving polyethylene film recovery with the Dow Chemical Company earlier in our history. We believe that further refinement of this technology could lead to additional revenue opportunities beyond composite decking and building materials. The recycling facility commenced operations in February 2010.

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

Industry Standards

Building codes exist to provide for safe and effective structures and consistency of structures and construction practices. Our decking and railing products comply with the International Building Code and the International Residential Code as well as the 1997

Uniform Building Code™ (UBC) and the BOCA® National Building Code/1999 (BNBC). The International Code Council – Evaluation Service (ICC-ES) publishes evaluation reports for building products. These reports tell the consumer, commercial or residential, that the products listed in the report comply with code when they are used in the prescribed application and installed according to the manufacturer’s installation instructions. In 2009, we converted from the legacy evaluation report, NER-596, to ESR-2388 from ICC-ES. In Canada, compliance of our products to code is documented in evaluation report CCMC 13191-R from the Canadian Construction Materials Center. We utilize independent, third-party auditors to ensure continuing compliance of our products to code.

The ICC-ES is working toward the establishment of new environmentally responsible standards, which we believe will be advantageous to us given the green aspects of our products. We plan to ensure that our products meet those standards.

Employees

During 2009, we reduced our workforce by approximately 60 as we continued to restructure our operations to improve efficiencies and lower costs. At December 31, 2009, we employed 462 associates, 454 of whom were full-time associates.

Available Information

We make available free of charge on our website (www.aert.com) our periodic reports filed with the SEC on Forms 10-K, 10-Q, and 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.  Properties.

We have downsized operations, subleased facilities, idled excess manufacturing capacity, and reduced headcount as a result of the economic downturn in the U.S. We currently manufacture all of our composite products at extrusion facilities in Springdale, Arkansas. We also lease office space in Springdale used as our corporate offices.

We suspended extrusion operations at our Junction, Texas facility in October 2007. We determined at the end of 2008 that we would not resume operations at the facility, and accordingly recorded an impairment charge for fixed assets at the facility of $3.9 million in 2008. We are currently evaluating the move of extrusion equipment from the Texas facility to our Arkansas facilities for additional surge capacity and new product development work.

We operate a facility in Lowell, Arkansas that is used for plastic recycling, blending, and storage. Additionally, we lease warehouses and land in Lowell for inventory storage.

In December 2007, we entered into a related party lease for the use of 60 acres in Watts, Oklahoma where we commenced construction of an additional plastics recycling facility in September 2008. This facility commenced operations in February 2010, and is intended to recycle lower grades of polyethylene plastic scrap in order to reduce our costs of recycled plastics and value added compounds and to allow for potential sales of recycled plastics to third parties.

Item 3.  Legal Proceedings. – See Note 12: Commitments and Contingencies

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock was traded on the Nasdaq Capital Market under the symbol AERT from January 1, 2009 to December 28, 2009. Due to the Company's inability to demonstrate compliance with the Nasdaq Stock Market’s continued listing requirements, the Company’s shares ceased to be listed on the Nasdaq Capital Market on December 29, 2009, at which time the OTC Bulletin Board began providing quotes for the Company’s shares. The Company’s shares will continue to trade under the symbol AERT. As of March 24, 2010, there were approximately 1,400 holders of record of our Class A common stock and 11 holders of record of our Class B common stock. The closing price of our common stock was $0.32 on December 31, 2009. We have not previously paid cash dividends on our common stock and there are currently restrictions under various debt obligations and our Series D preferred stock designation that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly sales prices (as reported by Nasdaq) of our Class A common stock for the years ended December 31, 2008 and 2009.

Sales Price Range of Class A Common Stock	High	Low
Fiscal 2008
First Quarter	$1.39	$0.72
Second Quarter	0.91	0.50
Third Quarter	0.68	0.27
Fourth Quarter	0.44	0.03

Fiscal 2009
First Quarter	0.35	0.12
Second Quarter	0.75	0.26
Third Quarter	0.70	0.20
Fourth Quarter	0.58	0.30

No repurchases of common stock took place during 2008 or 2009.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, regarding shares outstanding and available for issuance under our existing stock option plans.

	Number of securities		Number of securities remaining
	to be issued	Weighted average	available for future issuance
	upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	the first column of this table)*
Equity compensation plans
approved by security holders	1,174,000	$1.74	3,968,015
Equity compensation plans
not approved by security holders	-	-	-
Total	1,174,000	$1.74	3,968,015
____________________
* The amount in this column represents the sum of restricted stock units available for grant (2,464,745) and restricted stock units granted but only issuable upon satisfaction of vesting or other conditions (1,503,270 units with a weighted average grant date fair value of $0.71).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2009 Summary

2009 continued to be a challenging year for the building materials industry and for AERT, marked by lower sales to our distributors, who maintained low inventory levels, and a decline in sales at the retail level. However, our efforts to reduce costs and improve manufacturing efficiencies allowed us to overcome lower sales and record net income for the year before a $5.1 million class action lawsuit accrual.

Results of Operations

Two Year Comparison (in thousands)

	2009	2008	% Change
Net sales	$71,073	$87,398	-18.7%
Cost of goods sold	55,223	78,317	-29.5%
% of net sales	77.7%	89.6%
Estimated liability for claims from class action settlement	5,100	2,870	77.7%
% of net sales	7.2%	3.3%
Gross margin	10,750	6,211	73.1%
% of net sales	15.1%	7.1%

Selling and administrative costs	11,924	20,530	-41.9%
% of net sales	16.8%	23.5%
(Gain) loss from asset impairment and disposition	(92)	5,516	*
Operating loss	(1,082)	(19,835)	-94.5%
% of net sales	-1.5%	-22.7%
Other expenses:
Estimated liability from expected class action settlement	-	(1,963)	-100.0%
Late registration fees	273	(682)	*
Net interest expense	(3,396)	(3,781)	-10.2%
Loss before dividends and income tax	(4,205)	(26,261)	-84.0%
% of net sales	-5.9%	-30.0%
Dividends on preferred stock	(805)	(826)	-2.5%
Loss before income tax	(5,010)	(27,087)	-81.5%
% of net sales	-7.0%	-31.0%
Income tax provision	-	8,831	-100.0%
% of net sales	0.0%	-10.1%
Net loss applicable to common stock	$(5,010)	$(35,918)	-86.1%
% of net sales	-7.0%	-41.1%
____________
* Not meaningful as a percentage change

Sales

For the year ended December 31, 2009, net sales decreased 19% from 2008. While consumer purchases were off year over year, our sales reduction is attributable, in part, to a reduction of stock inventory carried by Weyerhaeuser in its vendor managed inventory program for Lowe’s combined with a significant reduction and/or elimination of inventory carried by lumber distributors due to fears related to the economy. We anticipated much of this slowdown and had reduced capacity and spending.

While our sales are down from last year, we believe that we have increased our share of the total market by adding distributors to our growing MoistureShield® customer base and by having our ChoiceDek® brand stocked in all of our largest retailer’s growing store base.

Cost of Goods Sold and Gross Margin

Cost of goods sold before the class action settlement accrual decreased 30% in 2009 from 2008. The decrease was due to lower sales in 2009 and our cost-cutting measures implemented in 2008 and 2009. We have taken steps to reduce costs by idling excess manufacturing capacity, consolidating operations, subleasing warehouses, reducing benefit costs, optimizing utilization of raw materials and reducing our labor force among other cost-cutting measures. In the third quarter of 2009, we revised our estimated class action claims resolution liability, resulting in an additional accrual of $5.1 million. In 2008, we recorded $2.9 million for estimated claims resolution costs arising from our then-expected settlement of our class action lawsuit. Despite the additional accrual in 2009, our gross margin increased as a percentage of sales to 15% in 2009 from 7% in 2008. Excluding class action accruals, our gross margin increased to 22% in 2009 from 10% in 2008.

Selling and Administrative Costs

Selling and administrative costs were down $8.6 million in 2009 compared to 2008. The decrease was due to cost reductions implemented in 2008 and a continued focus on reducing costs in 2009. We have significantly reduced our advertising and sales spending, restricted travel and reduced our selling and administrative headcount, among other cost reductions. Additionally, we incurred significant legal fees in 2008 related to a class action lawsuit. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, travel, professional fees, and commissions.

Asset Impairment and Other Expenses

Infrequent charges recorded during 2008 and 2009 include the following:

•
In 2008, we recorded impairment charges for fixed assets at our Junction, Texas facility of $3.9 million. We have suspended operations at the facility and have no plans to resume operations there.  Additionally, we recorded impairment charges of $1.5 million in 2008 for certain assets not in use at our Springdale and Lowell facilities.

•
In 2008, $0.7 million was expensed for penalties related to the late registration of shares underlying our Series D preferred stock offering that took place in the fourth quarter of 2007. The registration statement was declared effective by the SEC on September 5, 2008, at which time the penalties ceased to accrue.  Of those tentative penalties, $0.3 million were subsequently waived by one of the holders of the preferred stock and that expense was reversed in 2009.

•
In 2008, a one-time charge of $1.9 million for plaintiff attorney fees and notice costs was recorded in connection with the class action lawsuit. An additional $2.9 million was expensed in 2008 and $5.1 million in 2009 as part of cost of goods sold (discussed previously) for the claim resolution process.

Loss Before Taxes

The operating loss for 2009 decreased to $1.1 million from $19.8 million in 2008. We incurred a pre-tax loss of $5.0 million, or $0.10 per share, in 2009 compared to a pre-tax loss of $27.1 million, or $0.57 per share, in 2008.

Valuation Allowance

At December 31, 2009, we had net operating loss carryforwards of $45.5 million for federal income tax purposes, which are available to reduce future taxable income.  If not utilized, $4.3 million of the net operating loss carryforwards will expire in 2010, with the remaining $41.2 million expiring between 2016 and 2029. As there is insufficient evidence that we will be able to generate adequate future taxable income to enable us to realize our net operating loss carryforwards prior to expiration, we increased our valuation allowance by $0.5 million to $20.5 million at December 31, 2009 to recognize our deferred tax assets only to the extent of our deferred tax liabilities. In 2008, we increased our valuation allowance by $18.5 million, resulting in an income tax provision of $8.8 million, which comprised 52% of our after-tax loss.

Net Loss Applicable to Common Stock

Excluding the class action accruals in 2009 and 2008, our earnings improved to net income of $0.1 million in 2009 compared to a net loss of $31.1 million in 2008. Including the class action accrual, we reduced our net loss to $5.0 million, or $0.10 per share, in

2009 compared to a net loss of $35.9 million, or $0.75 per share, in 2008. Our earnings improvement is due primarily to the cost reductions and infrequent charges discussed above.

Summary of Infrequent Charges in 2008

	$ Millions	% of Loss
Class action claims resolution	2.9	8%
Plaintiff attorney and notice costs	1.9	5%
Class action defense costs	0.8	2%
MoistureShield marketing campaign	2.0	6%
Asset impairment	5.4	15%
Preferred stock registration penalties	0.7	2%
Tax valuation allowance	18.5	52%
Total	32.2	90%

Liquidity and Capital Resources

As a result of closely managing our costs and working capital, we funded our business with cash generated from operations in 2009. The expenditures on our Watts facility, totaling $10.3 million during 2009, were funded primarily by proceeds from our Watts industrial development bond. As discussed in the debt section below, we may require additional financing to support our operations, resume growth, introduce new products, and service our debt obligations as they come due.

Cash Flows

Cash Flows from Operations

Cash provided by operations in 2009 was $7.3 million as compared to $9.0 million in 2008. In 2009, cash used in the reduction of accounts payable and in the increase of accounts receivable was offset somewhat by cash provided by sales of inventory. The increase in accounts receivable was due primarily to a large increase in December 2009 sales compared to December 2008 sales. In 2008, net cash provided by operations was due primarily to sales of inventory.

Cash Flows from Investing Activities

Cash used in investing activities increased $3.9 million to $10.3 million in 2009 from $6.4 million in 2008. The increase in capital expenditures was due to the construction of our Watts plastic recycling facility.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.9 million in 2009 compared to cash used in financing activities of $3.2 million in 2008. The $5.1 million change in cash from financing activities was due primarily to the following:

•	In 2008, we decreased our debt by $1.2 million more than in 2009 due primarily to a bond refinancing that required we pay down or pay off certain loans.

•	In 2008, we paid a net of $0.4 million for debt issuance costs, primarily related to our bonds.

•
We were able to use $3.5 million more in restricted cash in 2009 than in 2008. In 2009, we received $7.6 million from our bond project fund for the construction of our Watts plastic recycling facility, whereas in 2008 we received $2.8 million from our bond project fund. Additionally, in 2008 we received $1.0 million as part of our first quarter 2008 bond refinancing through the lowering of debt service reserve fund requirements and $0.3 million from our debt service reserve fund for the payment of interest on our bonds.

Working Capital

At December 31, 2009, we had a working capital deficit of $22.8 million compared to a deficit of $20.7 million at December 31,

2008. The increase in our deficit in 2009 was primarily the result of the use of restricted cash to construct our Watts facility and the additional accrual of expected claims costs related to our class action settlement, which was offset somewhat by the refinancing of a $6.0 million note payable. Components of working capital that fluctuated significantly include restricted cash, accounts receivable, inventory, accrued liabilities and our line of credit.

The decrease in restricted cash of $7.6 million was due to the use of our Watts bond project fund to pay for the intended construction of our Watts plastic recycling facility. The total inventory decrease in 2009 was $3.8 million. The decrease was due to our efforts to maintain lower levels of inventory in 2009 and due to higher sales in December 2009 than December 2008. Accounts receivable increased due to higher December 2009 sales compared to December 2008. The primary reason for the increase in accrued liabilities was the $5.1 million accrual of additional costs expected to be incurred for the resolution of claims related to our class action settlement. We made payments of $2.8 million to decrease the balance of our line of credit in 2009.

Debt

We paid down our debt by $3.4 million in 2009. We did not receive any additional long-term financing; however, we extended and refinanced a portion of our debt as discussed below.

Loan Extensions

Our $0.8 million, 19.75% note payable to Allstate Insurance Company had an original maturity date of July 1, 2009, but was extended to July 15, 2010. We also received from Allstate an extension to December 15, 2011 to repay our $6.0 million, 10% note payable, which originally matured July 1, 2009. The refinancing of the $6.0 million note is the primary reason for the decrease in current maturities of long-term debt and the increase in long-term debt in 2009. Additionally, a $1.7 million loan from Liberty Bank with an extended maturity date of January 15, 2010 was extended again to April 15, 2010.

Line of Credit

The maturity date of our line of credit agreement with Liberty Bank of Arkansas was extended from January 15, 2010 to April 15, 2010. The line, which had a balance of $7.8 million at December 31, 2009, is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears interest at a rate of 9%. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks and Steve Brooks, two of our executive officers. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to priority liens of Allstate and Liberty Bank. The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters.

Bonds

We are required to make monthly payments to bond principal and bond interest funds from which semi-annual interest and annual principal payments are made on the bonds. Additionally, we are required to make payments to our debt service reserve funds for the bonds, if necessary, in order to maintain a minimum balance in the reserve funds. Failure to make the required payments to our bond funds is an event of default under our bond agreements, which would give the bond trustee the option of demanding immediate repayment of the bonds. The Company has not made certain monthly payments to these funds during 2009, as discussed below; however, the bond purchaser waived the event of default concerning loan payments through March 31, 2010.

In 2009, semi-annual interest payments made on the bonds totaled $1.9 million, and annual principal payments totaled $0.9 million. Of those amounts, $1.9 million was paid from the debt service reserve funds, which had a balance of $0.2 million at December 31, 2009. We are currently developing a plan to replenish the reserve funds in the future. Maintaining reserve funds and continuing payments will allow us to shorten the term of the bonds. The establishment of reserve funds when the bonds were originally sold was also designed to allow us to endure difficult times if necessary.

Debt Covenants

     Under our 2007 and 2008 bond agreements, AERT covenants that it will maintain certain financial ratios. Those ratios are listed in the chart of covenants below. If we fail to comply with, or to secure a waiver for, certain of the covenants, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy. Our line of credit contains all of the financial covenants listed below, with the exception of the debt to equity covenant. In the case of noncompliance with certain of the covenants, the bank loan could also immediately become due and payable at any time and the bank lender could foreclose on the property used to secure the debt, which could force us into a bankruptcy proceeding before we can refinance this indebtedness.

     We were not in compliance with the debt service coverage, current ratio, debt to equity and accounts payable covenants as of December 31, 2009. The bond purchaser waived these covenants through January 1, 2011. The bank lender for our line of credit, Liberty Bank, has not waived the covenants, and as such could enforce all remedies available to it under the loan agreement. However, as previously discussed, Liberty Bank has continued to work with us and has executed the tenth extension of the line of credit to April 15, 2010. We paid down the balance on the line of credit by $2.8 million in 2009.

Our Allstate notes payable have cross-default provisions that caused them to be in technical default at December 31, 2009 due to our non-compliance with the loan covenants discussed above. The covenants were waived by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans.

	December 31, 2009	Compliance
Bonds Payable and Allstate Notes Payable Debt Covenants
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	0.9	No – Waived
Current ratio of not less than 1.00 to 1.00	0.3	No – Waived
Debt to equity ratio of not more than 3.00 to 1.00	(4.5)	No – Waived
Not more than 20% of accounts payable in excess of 75 days past invoice date	27%	No – Waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0%	Yes

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

Inventories

Inventories are stated at the lower of cost or market. The Company's cost is based on standard cost or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor, and factory overhead necessary to produce the inventories are included in their cost.

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

The Company assesses the recoverability of its investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives. An impairment loss may be required when the future cash flows are less than the carrying value of such assets.

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold agreement. Sales are recorded net of discounts, rebates, and returns.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

See report on Form 8-K/A dated January 21, 2009, disclosing the merger of our predecessor auditing firm into our current auditing firm.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we have concluded that such internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2010 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2010 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2010 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2010 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2010 annual meeting of stockholders.

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

Date: March 26, 2010

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

Signature	Title	Date
/s/ Joe G. Brooks Joe G. Brooks	Chairman and Chief Executive Officer	March 26, 2010

/s/ Stephen W. Brooks Stephen W. Brooks	Vice Chairman, Chief Operating Officer and Secretary	March 26, 2010

/s/ Timothy D. Morrison Timothy D. Morrison	President and Director	March 26, 2010

/s/ Jerry B. Burkett Jerry B. Burkett	Director	March 26, 2010

/s/ Edward P. Carda Edward P. Carda	Director	March 26, 2010

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in Item 9A. and, accordingly, we do not express an opinion thereon.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

/s/ HOGANTAYLOR LLP

Fayetteville, Arkansas
March 26, 2010

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$243	$1,238
Restricted cash and cash equivalents	-	7,631
Trade accounts receivable, net of allowance of $7 at December 31, 2009
and $616 at December 31, 2008	5,163	1,574
Inventories	6,795	10,551
Prepaid expenses	707	933
Total current assets	12,908	21,927

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	8,903	9,213
Machinery and equipment	45,296	46,680
Transportation equipment	830	1,125
Office equipment	2,396	2,801
Construction in progress	16,006	5,810
Total land, buildings and equipment	75,420	67,618
Less accumulated depreciation	36,240	33,004
Net land, buildings and equipment	39,180	34,614

Other assets:
Debt issuance costs, net of accumulated amortization of $1,538 at December 31, 2009
and $1,328 at December 31, 2008	2,941	3,151
Debt service reserve fund	222	2,101
Other assets, net of accumulated amortization of $478 at December 31, 2009
and $450 at December 31, 2008	1,087	371
Total other assets	4,250	5,623
Total assets	$56,338	$62,164

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$9,078	$10,700
Accounts payable – related parties	636	487
Current maturities of long-term debt	2,878	8,490
Current maturities of capital lease obligations	244	215
Accruals related to expected settlement of class action lawsuit	7,245	4,650
Other accrued liabilities	6,578	6,305
Working capital line of credit	7,829	10,579
Notes payable	1,238	1,167
Total current liabilities	35,726	42,593

Long-term debt, less current maturities	28,260	23,244
Capital lease obligations, less current maturities	401	582
	28,661	23,826

Accrued dividends on convertible preferred stock	948	143

Commitments and contingencies (see Note 12)

Stockholders' deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 748,772 shares issued and outstanding at December 31, 2009 and 788,182 at December 31, 2008;
aggregate liquidation preference of $19,768 at December 31, 2009 and $20,808 at
December 31, 2008	7	8
Class A common stock, $.01 par value; 100,000,000 shares authorized; 48,105,554
shares issued and outstanding at December 31, 2009 and 47,423,680 at December 31, 2008	481	474
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized;
1,465,530 shares issued and outstanding at December 31, 2009 and 2008	15	15
Warrants outstanding; 3,787,880 at December 31, 2009 and 2008	1,533	1,533
Additional paid-in capital	52,711	52,306
Accumulated deficit	(63,744)	(58,734)
Total stockholders' deficit	(8,997)	(4,398)
Total liabilities and stockholders' deficit	$56,338	$62,164

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008
Net sales	$71,073	$87,398
Cost of goods sold	55,223	78,317
Estimated liability for claims from class action settlement	5,100	2,870
Gross margin	10,750	6,211

Selling and administrative costs	11,924	20,530
(Gain) loss from asset impairment and disposition	(92)	5,516
Operating loss	(1,082)	(19,835)

Other expenses:
Estimated liability from expected class action settlement	-	(1,963)
Late registration fees	273	(682)
Net interest expense	(3,396)	(3,781)
Loss before dividends and income tax	(4,205)	(26,261)
Dividends on preferred stock	(805)	(826)
Loss before income tax	(5,010)	(27,087)
Income tax provision	-	8,831
Net loss applicable to common stock	$(5,010)	$(35,918)

Loss per share of common stock (basic and diluted)	$(0.10)	$(0.75)

Weighted average common shares outstanding (basic and diluted)	49,309,251	47,937,520

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

									Additional
	Preferred Stock		Class A Common Stock		Class B Common Stock		Warrants Outstanding		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Value	Capital	Deficit	Total

Balance - December 31, 2007	757,576	$8	46,314,250	$463	1,465,530	$15	3,787,880	$1,533	$50,872	$(22,816)	$30,075

Issuances of Series D preferred stock in payment
of dividends on Series D preferred stock	30,606	-	-	-	-	-	-	-	404	-	404
Issuances of restricted stock	-	-	50,414	1	-	-	-	-	(1)	-	-
Issuances of Class A common stock in payment
of dividends on Series D preferred stock	-	-	1,059,016	10	-	-	-	-	406	-	416
Deferred equity compensation for restricted stock	-	-	-	-	-	-	-	-	625	-	625
Net loss	-	-	-	-	-	-	-	-	-	(35,918)	(35,918)
Balance - December 31, 2008	788,182	8	47,423,680	474	1,465,530	15	3,787,880	1,533	52,306	(58,734)	(4,398)

Issuances of restricted stock	-	-	287,774	3	-	-	-	-	(7)	-	(4)
Deferred equity compensation for restricted stock	-	-	-	-	-	-	-	-	415	-	415
Conversion of Series D preferred stock	(39,410)	(1)	394,100	4	-	-	-	-	(3)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(5,010)	(5,010)
Balance - December 31, 2009	748,772	$7	48,105,554	$481	1,465,530	$15	3,787,880	$1,533	$52,711	$(63,744)	$(8,997)

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss applicable to common stock	$(5,010)	$(35,918)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	5,730	5,981
Dividends on preferred stock	805	827
Deferred tax provision	-	8,851
(Gain) loss from fixed asset impairment and disposition	(92)	5,516
Increase in accounts receivable allowance	-	616
Decrease in other assets	1,890	833
Decrease in cash restricted for interest costs	-	997
Changes in current assets and current liabilities	4,004	21,346
Net cash provided by operating activities	7,327	9,049

Cash flows from investing activities:
Purchases of land, buildings and equipment	(10,312)	(6,442)
Proceeds from disposition of equipment	56	122
Net cash used in investing activities	(10,256)	(6,320)

Cash flows from financing activities:
Net payments on line of credit	(2,750)	(1,724)
Payments on notes	(2,730)	(4,980)
Payments on capital lease obligations	(216)	(225)
Decrease in cash restricted for payment of debt and construction	7,630	4,125
Debt acquisition costs	-	(403)
Net cash provided by (used in) financing activities	1,934	(3,207)

Decrease in cash and cash equivalents	(995)	(478)
Cash and cash equivalents, beginning of period	1,238	1,716
Cash and cash equivalents, end of period	$243	$1,238

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:  Description of the Company

Advanced Environmental Recycling Technologies, Inc. (AERT or the Company), founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics which have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Its products have been extensively tested, and are sold by leading national companies such as Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior green (environmentally responsible) building alternative for decking, railing, and trim products.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company suspended extrusion operations at its Junction, Texas composite extrusion facility in October 2007, and determined at the end of 2008 that it would not resume operations at the facility, and accordingly recorded impairment charges for fixed assets at the Junction facility of $3.9 million in 2008. Additionally, the Company recorded impairment charges of $1.5 million for certain assets not in use at its Springdale and Lowell facilities in 2008.

The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, and leases warehouses and land for inventory storage. In December 2007, the Company entered into a related party lease for the use of 60 acres in Watts, Oklahoma where it began construction of an additional plastics recycling facility in September 2008. This facility commenced operations in February 2010, and is intended to recycle lower grades of polyethylene plastic scrap in order to reduce the Company’s costs of recycled plastics and value added compounds and to allow for potential sales of recycled plastics to third parties.

Note 2:  Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2009, the Company had a working capital deficit of $22.8 million and a stockholders’ deficit of $9.0 million. It incurred losses from operations of $1.1 million and $19.8 million for the years ended December 31, 2009 and 2008, respectively. The Company has limited additional financial resources available to support its operations and has relied over the last two years on extensions of certain of its financings by its lenders. The Company may require additional financial resources in order to fund maturities of debt and other obligations as they become due. These factors, among others, raise doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its creditors, investors and customers, and its ability to successfully mass produce and market its products at economically feasible levels. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company plans to resolve its current liquidity issue and structure its operations to grow its business, improve its margins and generate net income for 2010 in order to maximize shareholder value. The Company’s immediate liquidity issue is being addressed by:

1)	Implementing additional cost reductions: A substantial amount of cost has already been eliminated from the Company’s operations and additional cost reductions are being identified and implemented.

2)	Seeking additional sources of revenue: The Company is pursuing additional distribution of its current product line and is introducing new products in order to increase its sales.

3)
Pursuing additional funding to provide liquidity while restructuring the business:  In addition to continuing to seek potential sources of financing, the Company is pursuing government loan guarantees and investigating grants and low interest loans for companies that produce environmentally responsible green products, as well as seeking alternative less traditional debt and equity financing opportunities.

4)
Restructuring existing debt to improve short-term liquidity:  The Company’s line of credit has been extended by Liberty Bank through April 15, 2010, and its mortgage loan with Liberty Bank has been extended through April 15, 2010. Additionally, the Company has extended its $6 million bridge loan from Allstate, the holder of the Company’s bonds, until December 2011.

5)	Starting its Watts recycling facility: The Company expects its Watts recycling facility to reduce raw material costs and generate additional sales of recycled materials in 2010.

Note 3:  Summary of Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold agreement. Sales are recorded net of discounts, rebates, and returns, which were $1.5 million in each of 2009 and 2008.

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

Statements of Cash Flows

In order to determine net cash provided by operating activities, net loss has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Receivables	$(3,589)	$(323)
Inventories	3,757	13,071
Prepaid expenses and other	2,391	2,165
Accounts payable — trade and related parties	(1,473)	1,562
Accrued liabilities	2,918	4,871
	$4,004	$21,346
Cash paid for interest, net of amounts capitalized of $1,080 in 2009 and $1,081 in 2008	$1,934	$3,762
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities (in thousands):

	Year Ended December 31,
	2009	2008
Notes payable for financing of insurance policies	$1,025	$1,448
Notes payable for equipment	104	—
Dividends on preferred stock paid in stock	—	820
Investment tax credit related to construction of fixed assets	754	—
Amortized discount on Allstate note payable	193	91
Accrued interest transferred to note payable balance	—	668
Accounts payable transferred to notes payable	440	—
Accrued liability transferred to note payable	508	—

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments, those with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2008, restricted cash included $7.6 million that was restricted for payment of construction and equipment costs at our Watts, Oklahoma plastic recycling facility (see Note 6: Notes Payable and Long-term Debt).

Buildings and Equipment

Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 3 to 6 years and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for the years ended December 31, 2009 and 2008 was $5.1 million and $5.0 million, respectively.

Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.  Interest costs incurred on debt issued to construct facilities are capitalized during the construction period as part of the project cost.  The net amount of capitalized interest in 2009 and 2008 was $1.1 million and $0.9 million, respectively.

The Company assesses the recoverability of its investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives. An impairment loss may be required when the future cash flows are less than the carrying value of such assets.

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

At December 31, 2009 and 2008, office equipment included $1.0 million related to assets under capital leases, and machinery and equipment included $0.1 million related to assets under capital leases at December 31, 2009. At December 31, 2009 and 2008, accumulated depreciation included $0.7 million and $0.5 million, respectively, related to assets under capital leases.

Inventories

Inventories are stated at the lower of cost or market. The Company's cost is based on standard cost or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following at December 31 (in thousands):

	2009	2008
Parts and supplies	$1,470	$1,794
Raw materials	2,416	3,607
Work in process	1,041	2,093
Finished goods	1,868	3,057
	$6,795	$10,551

Other Assets

Debt issuance costs are amortized over the term of the related debt. Amortization of debt issuance costs charged to interest expense was $0.2 million for 2009 and $0.3 million for 2008.

The net costs for the preparation of patent applications are amortized using the straight-line method over 17 years. The amortization of intangible assets resulted in aggregate expense of $0.2 million for 2009 and $0.3 million for 2008.

The debt service reserve fund is restricted for the life of the bonds payable (see Note 6: Notes Payable and Long-term Debt) for payment of principal and interest on the bonds in the case the Company is unable to make those payments.

As of December 31, the Company had the following amounts related to intangible assets (in thousands):

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Debt issuance costs	$4,479	$1,538	$4,479	$1,328
Patents	486	478	486	450
	$4,965	$2,016	$4,965	$1,778

The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

Estimated Amortization
2010	$217
2011	210
2012	210
2013	210
2014	210

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within thirty days from the invoice date. Trade accounts are stated at the amount management expects to collect from outstanding balances. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice.

Accounts receivable are carried at original invoice amounts less an estimated reserve made for returns and discounts based on a review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all overdue accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance account based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Recoveries of trade receivables previously written off are recorded when received.

The table below presents a rollforward of our allowance for sales returns and bad debts for 2009 and 2008 (in thousands).

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions1	Period
2009	$616	$82		$691	$7
2008	-	616	-	-	616

____________
1. Charges to the accounts are for the purposes for which the reserve was created.

Warranty Estimates

The Company offers a limited warranty on its products. Estimates of expected warranty claims are recorded as liabilities and charged to income in the period revenue is recognized. Amounts accrued for warranty claims totaled $1.1 million and $1.4 million at December 31, 2009 and 2008, respectively.

Earnings Per Share

When applicable, the Company provides dual presentation of basic and diluted earnings per shares (EPS) on the face of the statements of operations, and provides a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

In computing diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. The exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for the years ended December 31, 2009 and 2008. Therefore, basic EPS and diluted EPS were computed in the same manner for those years.

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at December 31, 2009 and 2008 (see Notes 7 – 9). The following schedule presents antidilutive securities for the years ended December 31.

	2009	2008
Options	1,174,000	1,274,000
Warrants	3,787,880	3,787,880
Restricted common stock	1,503,270	1,738,087
Series D preferred stock	7,487,720	7,881,820

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.

Concentration Risk

Credit Risk

       The Company’s revenues are derived principally from national and regional building products distributors and Weyerhaeuser, the Company’s primary decking customer. The ChoiceDek® brand of decking products sold to Weyerhaeuser are in turn sold exclusively to Lowe’s. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers. The Company derived most of its revenue from Weyerhaeuser in 2009 and 2008. No other customer accounted for more than 10% of sales in 2009 or 2008.

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $0.6 million and $3.6 million in 2009 and 2008, respectively.  Costs in 2008 were high due primarily to a marketing campaign intended to increase sales of our MoistureShield® decking products.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $0.3 million in each of 2009 and 2008.

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

In June 2009, FASB issued guidance identifying its Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company adopted the guidance as of July 1, 2009, which did not have a material effect on its financial statements and related disclosures.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net income.

Note 4:  Related Party Transactions

Leases

In December 2007, the Company entered into a 20-year lease for an existing 16 building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for construction of a waste plastic washing, recycling, and reclamation facility. The property is being leased from Razorback Farms, a corporation controlled by Marjorie S. Brooks, the Company’s largest stockholder and a former director, with payments of .0075 cents per pound of plastic recycled, commencing on January 1, 2009, on a pounds of production, or net throughput of recycled plastic produced, basis with a minimum rent of $1,000 per month. The throughput or production rent is due quarterly and is capped throughout the term of the lease not to exceed $450,000 per year. Rent expense recorded under this lease totaled $12,000 in 2009.

Beginning in 2011, from January 1 to March 1, 2011 for a 60-day period and every three years thereafter, the Company shall have the right to purchase the site and any adjoining property of 891 acres required for the operation of its facility at fair market value.

The Company leased manufacturing equipment from Razorback Farms in 2008. Lease payments for the equipment totaled $0.1 million. The lease term expired in October 2008.

Commissions

The Company employs the services of Tull Sales, Inc. (Tull Sales), as an outside sales representative. Tull Sales is owned by Michael M. Tull, who was a director before leaving the board on June 2, 2009. Commission costs incurred by the Company for services performed by Tull Sales were $0.4 million in 2009 and $0.5 million in 2008.

Guarantees

Marjorie Brooks; Joe Brooks, the Company’s chairman and chief executive officer; and Steve Brooks, the Company’s chief operating officer; personally guarantee repayment of our bank line of credit, which had a balance of $7.8 million at December 31, 2009. Marjorie Brooks also guarantees the Company’s $6.0 million Allstate note. The Company recorded loan guarantee fees of $0.4 million in 2009 and $0.3 million in 2008 to compensate Ms. Brooks for her guarantees.

Other

The balance of accounts payable-related parties included the following amounts:

•	Loan guarantee fees of $0.5 million and $0.2 million at December 31, 2009 and 2008, respectively, owed to Marjorie S. Brooks

•	Sales commissions of $0.1 million at December 31, 2008 owed to Tull Sales

•	Lease, contract employee and other charges of $0.1 million at each of December 31, 2009 and 2008 owed to Razorback Farms

Note 5:  Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended from January 15, 2010 to April 15, 2010. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate of 9%. The maximum amount that may be drawn on the line at one time is the lesser of $8.9 million and the borrowing base. At December 31, 2009, the line of credit balance of $7.8 million exceeded the borrowing base of $7.3 million, leaving no funds available to borrow on the line of credit at December 31, 2009. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory, excluding parts and supplies. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer.

The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. We were not in compliance with the debt service coverage, current ratio, and accounts payable covenants as of December 31, 2009. Liberty Bank has not waived the covenants, and as such could enforce all remedies available to it under the loan agreement. However, as previously discussed, Liberty Bank has continued to work with us and has executed the tenth extension of the line of credit to April 15, 2010. We paid down the balance on the line of credit by $2.8 million in 2009.

Note 6:  Notes Payable and Long-Term Debt

Notes Payable

	2009	2008
Notes payable consisted of the following at December 31 (in thousands):
19.75% note payable to Allstate, secured by subordinated interest in the collateral securing the bonds payable; principal and interest originally due July 1, 2009 (see “Loan Extensions” below)	$800	$800
6% note payable to plaintiff attorneys in class action lawsuit; unsecured; principal payable weekly and interest payable at maturity, which was originally February 2010, but an extension is being negotiated	353	-
10% note payable to State of Arkansas; unsecured; principal and interest payable monthly; maturing February 2010	85	-
Various notes payable to finance insurance policies bearing interest at rates between 8.0% and 8.5%; secured by insurance policies; principal and interest payable monthly; matured in 2009	-	367
Total	$1,238	$1,167

Long-term Debt
	2009	2008
Long-term debt, less current maturities consisted of the following at December 31 (in thousands):
8% bonds payable (2007 bonds) to Bank of Oklahoma; principal payable annually beginning December 15, 2009; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, and pledged revenues; maturing on December 15, 2023(a)	$13,015	$13,515
8% bonds payable (2008 bonds) to Bank of Oklahoma; principal payable annually beginning December 15, 2009; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, and pledged revenues; maturing on December 15, 2023(a)	10,220	10,610
10% note payable to Allstate, secured by subordinated interest in the collateral securing the bonds payable and a personal guarantee by Marjorie S. Brooks, our major stockholder; principal and interest originally due July 1, 2009(b) (see “Loan Extensions” below)	5,951	5,759
7.5% note payable to Liberty Bank of Arkansas; secured by certain real estate and equipment purchased with proceeds from the note; principal and interest payable monthly; maturing on January 15, 2010 (see “Loan Extensions” below)	1,703	1,817
Other	249	33
Total	31,138	31,734
Less current maturities	(2,878)	(8,490)
Long-term debt, less current maturities	$28,260	$23,244
____________

(a)
Our 2007 and 2008 bonds have the same covenants. The Company was not in compliance with the debt service coverage, current ratio, accounts payable, and debt to equity covenants as of December 31, 2009. The bond trustee waived these covenants through January 1, 2011. The Company’s Allstate notes payable have cross-default provisions that caused them to be in technical default at December 31, 2009 due to non-compliance with the loan covenants discussed above. The covenants were waived by Allstate Insurance Company, which is the investor in the bonds and the holder of the Allstate loans. Additionally, the Company did not make certain required payments into its bond principal, interest and reserve funds in 2009. Allstate waived through March 31, 2010 the default provision of the loan agreements of the bonds concerning failure to make loan payments.

(b)
The face amount of the note is $5.7 million and a 5% premium on the note was due at the original maturity date of July 1, 2009. At December 31, 2008, there was $0.2 million of unamortized discount on the note.

The aggregate maturities of long-term debt as of December 31, 2009 were as follows, as adjusted for loans extended subsequent to December 31, 2009 (see "Loan Extensions" below) (in thousands):

Year	Amount
2010	$2,878
2011	6,995
2012	1,123
2013	1,213
2014	1,314
Thereafter	17,615
$31,138

Loan Extensions

Our $0.8 million, 19.75% note payable to Allstate Insurance Company had an original maturity date of July 1, 2009, but in March 2010 was extended to July 15, 2010. In March 2010, we also received from Allstate an extension to December 15, 2011 to repay our $6.0 million, 10% note payable, which originally matured July 1, 2009.  Payments on the $6.0 million loan of $63,000 per month begin April 2011, with the balance of the loan due at maturity.  Additionally, our $1.7 million loan from Liberty Bank with an extended maturity date of January 15, 2010 was extended to April 15, 2010.

Note 7:  Stockholders’ Equity (Deficit)

Series D Preferred Stock

On October 29, 2007, the Company sold for $10 million cash (i) an aggregate 757,576 shares of a newly established Series D convertible preferred stock, convertible initially at a conversion price of $1.32, and (ii) accompanying five-year warrants to acquire an aggregate of 3,787,880 shares of common stock at an initial exercise price of $1.38. The Series D preferred stock has an 8% cumulative dividend rate. For the first two quarters following the closing, the Company paid dividends in additional shares of Series D preferred stock, which was allowed under the agreement. Beginning in the third quarter following the closing, dividends were paid in shares of common stock.  Dividends paid in 2008 totaled $0.8 million. Dividends of $0.8 million were accrued in 2009 but not paid, as the Company has been in a stockholders’ deficit position since December 31, 2008, and Delaware law does not allow the payment of dividends when a company has negative equity. In the future, the Company has the option to pay the dividends in either cash or Class A common stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock are entitled to receive a liquidation preference equal to two times the original purchase price plus all accrued but unpaid dividends. In the event of certain mergers, consolidations or other business combinations to which the Company is a party, the holders of the Series D preferred stock will be entitled at their option to have such preferred stock redeemed at 100% of its stated value plus accrued dividends. In addition to separate protective voting rights as to certain customary matters, the holders of the Series D preferred stock are entitled to vote on an as-converted basis, as amended, together with the holders of the Company’s common stock on all other matters submitted to a vote of the Company’s stockholders.

In 2009, 39,410 shares of preferred stock were converted to common stock, leaving a total of 748,772 shares of preferred stock outstanding at December 31, 2009.

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

Series W Warrants Issued in Connection with Preferred Stock

In connection with the issuance of Series D preferred stock in 2007, the Company issued 3,787,880 Series W warrants. These warrants are exercisable at $1.38 per share and will expire on October 29, 2012. Each of the warrants also has a cashless exercise feature. There were 3,787,880 shares of Class A common stock reserved for potential issuance pursuant to Series W warrants at December 31, 2009.

Note 8:  Stock Option Plans

Additional stock options are not issuable under the Company’s stock option plans, as the plans have expired. However, there are options outstanding that were issued under the plans.

A summary of the activity of the Company’s stock options during the years ended December 31, 2009 and 2008 follows:

	2009			2008
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value at December 31, 2009	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,274,000	$1.67		1,521,500	$1.59
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(100,000)	0.94		(247,500)	1.17
Outstanding, end of year	1,174,000	$1.74	$—	1,274,000	$1.67
Exercisable, end of year	1,174,000	$1.74	$—	1,274,000	$1.67

The following table summarizes information about stock options outstanding under the Company’s stock option plans as of December 31, 2009. All options were exercisable at December 31, 2009.

	Options Outstanding and Exercisable
Range of Exercise Prices	Number at 12/31/09	Wtd. Avg. Remaining Contract Life	Wtd. Avg. Exercise Price
$0.86	124,000	1.31 years	$0.86
$1.12 - $1.75	550,000	2.81 years	1.29
$2.25 - $2.75	500,000	1.30 years	2.45
	1,174,000	2.01 years	$1.74

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

The Associate Plans are currently administered by the compensation committee (the Administrator) of the board of directors. The Administrator has the power and authority to select and grant to participants restricted stock awards pursuant to the terms of the Associate Plan. Any employee of the Company is eligible to receive an award under the Associate Plans. No director who is not also an employee is eligible to receive an award under the Associate Plans.

The stock available for awards under the Associate Plans are shares of the Company’s authorized but unissued, or reacquired, common stock. The aggregate number of shares which may be issued pursuant to awards granted under the Associate Plans may not exceed 3,000,000 shares of common stock. In the event that any outstanding award for any reason expires, is forfeited or is terminated, the shares of common stock allocable to the unvested portion of the award will again be available for awards under the Associate Plans.

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

2005 and 2008 Non-Employee Director Equity Incentive Plans

The purpose of the Director Plans is to further the growth and development of the Company by providing, through ownership of stock of the Company, an incentive to non-employee directors to encourage them to continue their director services to the Company, and to attract individuals of outstanding ability to accept director positions with the Company. The Director Plans is administered by the compensation committee (the Administrator) of the board of directors.

Pursuant to the Director Plans, each director of the Company who is not also an employee of the Company is eligible to receive, and will automatically receive, an annual award under the Director Plan. However, directors waived their right to receive awards in 2008 and 2009. There were, as of December 31, 2009, four non-employee directors eligible to participate in the Director Plans. The stock available for awards under the Director Plans are shares of the Company’s authorized but unissued, or reacquired, common stock. The aggregate number of shares which may be issued pursuant to awards granted under the Director Plans will not exceed 1,500,000 shares of common stock. In the event that any outstanding award under the Director Plans for any reason expires, is forfeited or is terminated, the shares of common stock allocable to the unexercised portion of the award shall again be available for awards under the Director Plans.

Although the Administrator has authority under the Director Plans to change the timing, number of restricted stock units, vesting and crediting provisions and other features of restricted stock unit awards which may be made under the Director Plans, it has been the Company’s practice, and is its expectation to resume in the future, that effective as of the third business day each year following the earlier of (i) the Company’s announcement by press release or other widely disseminated means of its results of operations (including both definitive revenue, net income, and earnings per share data) for the preceding fiscal year of the Company, or (ii) the Company’s filing with the Securities and Exchange Commission of its Annual Report on Form 10-K for the preceding fiscal year of the Company, each eligible director then serving is granted, in consideration of his or her services as a director to that point and as an inducement to further services in such capacity, a restricted stock unit award for that number of shares of common stock determined by dividing $32,000 by the fair market value of the common stock. The restricted stock award is then credited to the account of each eligible director over a vesting period; and such award would be further subject to the condition that the award would vest only upon the earlier of (i) the termination of director services by such director (to the extent of credited awards), and (ii) the completion of the required service period. The award of shares of restricted stock to the director would then be made upon and to the extent of satisfaction of all crediting and vesting conditions. Restricted stock awards or restricted stock unit awards may not be sold, assigned, transferred or otherwise disposed of, pledged or hypothecated as collateral for a loan or as security for the performance of any obligation or for any other purpose during the period of vesting and crediting conditions as the Administrator shall determine. However, the unvested portion of any award will automatically vest upon the occurrence of any “change in control” (defined in the same manner as in the 2008 Associate Plan).

Restricted Stock Award Summary

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2009, and changes during the year ended December 31, 2009, follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2009	1,590,849	$0.93
Granted	100,000	0.35
Vested	(496,569)	1.27
Forfeited	(33,511)	1.89
Non-vested at December 31, 2009	1,160,769	$0.71

The total fair value of the 2009 awards was $35,000 and was initially recorded as deferred equity compensation. The value of the awards is amortized over the vesting period of the awards and charged to compensation expense. As of December 31, 2009, there was $0.5 million of total unrecognized compensation cost related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.1 years. There were no restricted stock grants to directors in 2009.

The total fair value of shares vested in 2009 and 2008 was $0.6 million and $0.4 million, respectively. Costs recognized for the vested portion of restricted stock awards totaled $0.4 million in 2009 and $0.6 million in 2008. The weighted average grant date fair value of restricted stock granted in 2008 was $0.72.

Note 10:  Leases

At December 31, 2009, the Company was obligated under various operating leases covering certain buildings and equipment. Rent expense under operating leases for the years ended December 31, 2009 and 2008 was $3.8 million and $4.7 million, respectively. These amounts for rent expense are considerably higher than the future minimum lease payments each year shown in the table below due to many of our operating equipment leases having durations of less than one year. The Company recorded $0.7 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively, related to warehouses that it subleases to another company under noncancelable subleases.

During 2009, the Company also leased certain ERP software, computer equipment, and production equipment under three individual, non-cancelable capital leases. The leases have various terms but all include a bargain purchase option upon expiration. The computer equipment lease expires in 2010 and the software and production equipment leases expire in 2012. The principal portion of lease payments for capital lease obligations totaled $0.2 million in each of 2009 and 2008, with the production equipment lease not beginning until December 2009.

Future minimum lease payments required under operating and capital leases as of December 31, 2009, are as follows (in thousands):

Year	Capital Leases	Operating Leases
2010	$281	$2,815
2011	224	2,525
2012	206	1,880
2013	—	1,511
2014	—	1,027
Thereafter	—	106
Total minimum payments required*	711	$9,864
Less amount representing interest	66
Present value of future minimum lease payments	645
Less current obligations under capital leases	244
Long-term obligations under capital leases	$401

*  Minimum payments for operating leases have not been reduced by minimum sublease rentals of $0.3 million due in the future under noncancelable subleases.

Note 11:  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	8,374
State	—	457
	—	8,831
Net income tax provision	$—	$8,831

The income tax provisions for 2009 and 2008 differ from the amounts computed by applying the US federal statutory rate of 34% to income taxes as a result of the following (in thousands):

	2009		2008
	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$(1,703)	34.0	$(9,210)	34.0
State income taxes	(261)	5.2	(1,409)	5.2
Dividends on preferred stock	315	(6.3)	324	(1.2)
Change in valuation allowance	508	(10.1)	18,516	(68.4)
Late registration penalties	(107)	2.1	267	(1.0)
Expiration of net operating loss carryforwards	1,340	(26.7)	147	(0.5)
Other	(92)	1.8	196	(0.7)
	$—	0.0	$8,831	(32.6)

The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows (in thousands):

	2009		2008
	Current	Long-Term	Current	Long-Term
Deferred tax assets —
Net operating loss carryforwards	$1,470	$15,717	$1,340	$15,815
Alternative minimum tax credit carryforward	—	76	—	76
Asset impairment	—	2,124	—	2,118
Inventory reserve	155	—	273	—
Allowance for sales returns	3	—	241	—
Accrued expenses	3,543	—	2,535	—
Restricted stock	(147)	—	(103)	—
Deferred compensation	557	—	394	—
Charitable contribution	53	—	52	—
Inventory overhead capitalization	25	—	42	—
Valuation allowance	(5,382)	(15,128)	(4,408)	(15,593)
Total deferred tax assets	277	2,789	366	2,416
Deferred tax liability —
Depreciation	—	2,789	—	2,416
Prepaid expenses	277	—	366	—
Total deferred tax liabilities	277	2,789	366	2,416
Net deferred tax	$—	$—	$—	$—

As of December 31, 2009, the Company had net operating loss carryforwards of $45.5 million for federal income tax purposes, which are available to reduce future taxable income. If not utilized, $4.3 million of the net operating loss carryforwards will expire in 2010, with the remaining $41.2 million expiring between 2016 and 2029. As there is insufficient evidence that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, it increased its valuation allowance by $0.5 million to $20.5 million at December 31, 2009 to recognize its deferred tax assets only to the extent of its deferred tax liabilities.

The Company is no longer subject to income tax examinations by tax authorities for years before 2006, except in the State of Texas, for which the 2005 tax year is still subject to examination. The Company is not currently the subject of any income tax examinations by any tax authorities.

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

     At December 31, 2009, AERT had a total remaining balance in accrued expenses and notes payable of $7.6 million associated with the settlement of the class action lawsuit. The estimate included $6.7 million remaining for the claims resolution process and $0.9 million remaining to be paid for plaintiffs’ attorney fees in 2010. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. Though the Company has recorded what it believes to be the most likely liability for the class action settlement, the Company estimates that the range of additional liability could be up to $2.2 million. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

Advanced Environmental Recycling Technologies, Inc. v. American International Specialty Lines Insurance Company

     On April 18, 2008, AERT filed suit against its umbrella liability insurer, American International Specialty Lines Insurance Company (“AISLIC”), to obtain a defense against the then-pending class action lawsuits (discussed above) (the “Jamruk/Pelletz Lawsuits”) under one or more umbrella liability insurance policies issued by AISLIC and to recover AERT’s past defense costs, interest, and other damages and attorneys’ fees relating to AISLIC’s denial of coverage for the Jamruk/Pelletz Lawsuits. After the settlement of the Jamruk/Pelletz Lawsuits was approved in January 2009, AERT amended its claims against AISLIC to also seek recovery for amounts to be paid by AERT in connection with the settlement. In September 2009, the United States District Court for the Northern District of Texas – Dallas Division denied AERT’s claims. AERT filed an appeal of the court’s decision in January 2010.

Energy Unlimited, Inc. vs. AERT, Inc.

Energy Unlimited, Inc. originally brought suit against AERT to collect an asserted $0.2 million balance in relation to work performed on the Springdale South facility material handling and drying systems. AERT contended that the design and installation by Energy Unlimited, Inc. was faulty, resulting in a series of explosions and the subsequent need to undertake refabrication of the material handling and drying systems. AERT filed a counter claim for its out of pocket loss relating to an explosion occurring on April 2, 2007 and for the cost to fix and complete the material handling and drying systems properly in the amount of $1.2 million. In September 2009, the case was settled. AERT was awarded $0.2 million and was required to pay Energy Unlimited $0.1 million.

Nicholson Kovac, Inc. v. Advanced Environmental Recycling Technologies, Inc.

Nicholson Kovac, Inc., AERT’s previous advertising agency, initiated a suit in Superior Court of Washington for King County against AERT in March 2009 for non-payment of fees totaling $0.9 million. AERT disputed the allegations and a settlement was reached in July 2009 in which AERT agreed to pay $0.7 million of the fees. A note payable due without interest in December 2010 was issued for $0.2 million of the fees.

Advanced Environmental Recycling Technologies, Inc. v. Fort Mason Master, L.P. and Fort Mason Partners, L.P.

On August 19, 2009, AERT filed a complaint for declaratory and injunctive relief in the Court of Chancery of the State of Delaware (the Court) against Fort Mason Master, L.P. and Fort Mason Partners, L.P. (the Funds), requesting that the Court enter an order that AERT has no obligation to redeem its Series D preferred stock held by the Funds and that the Funds be required to comply with the terms of the preferred stock agreements. Prior to AERT filing a complaint, the Funds indicated to the Company their belief that they were entitled to have their stock redeemed (representing $4.0 million of initial investment) because of the Company’s accruing but not paying cumulative dividends, allegedly misrepresenting their redemption rights, and/or failing to pay late registration penalties. The Company denies and disputes these allegations. AERT is also seeking a ruling to clarify its obligation with respect to late registration penalties attributable to delays in getting its S-3 resale registration statement for the preferred stock effective as a result of circumstances beyond its control. At December 31, 2009, the Company had $0.4 million accrued relating to these late registration penalties.

On January 15, 2010, the Funds filed with the Court an answer to the Company’s complaint and a counterclaim against AERT. The Funds denied any allegations made by AERT and claimed that AERT had breached certain terms of the Series D preferred stock agreements, including that AERT failed to pay required dividends, AERT falsely represented that it was not prohibited from redeeming the preferred stock, and AERT failed to timely make effective a registration statement and failed to pay the related late registration penalties. The Funds are seeking damages and attorneys’ fees from AERT for the alleged breaches of contract.  Additionally, the Funds have requested that the Court require AERT to redeem the preferred stock, claiming that the alleged breaches of contract give the Funds the right to require redemption under the preferred stock agreements.

AERT responded to the counterclaims on February 4, 2010. In its response, AERT denied the allegations of the Funds and requested that the Court enter an order dismissing the counterclaims, declaring that AERT has no current obligation to redeem the preferred stock, requiring the Funds to comply with the rights and obligations in connection with the Series D preferred stock, and awarding AERT its attorneys’ fees and expenses related to this lawsuit.

Other Matters

AERT is involved from time to time in other litigation arising from the normal course of business.  In management's opinion, this other litigation is not expected to materially impact the Company's results of operations or financial condition.

Note 13: Listing of Class A Common Stock

Due to the Company's inability to demonstrate compliance with the Nasdaq Stock Market’s continued listing requirements without substantially diluting the ownership of existing stockholders, the Company’s shares ceased to be listed on the Nasdaq Capital Market on December 29, 2009, at which time the OTC Bulletin Board began providing quotes for the Company’s shares. The Company’s shares will continue to trade under the ticker symbol “AERT”.

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

3.2	Certificate of Designation of Class B common stock.(a)
3.3	Bylaws of Registrant.(a)
3.4	Form of Class A common stock Certificate.(c)
3.5	Certificate of Designation of Series D Preferred Stock filed October 29, 2007(e)
4.2.1	Form of Class B common stock Certificate.(a)
10.1	Form of Right of Refusal Agreement among Class B common stockholders.(a)
10.2	Amended and Restated Stock Option Plan.(d)
10.3	Non-Employee Director Stock Option Plan.(d)
10.4	Chairman Stock Option Plan.(d)
10.5	2005 Key Associate and Management Equity Incentive Plan(h)
10.6	2005 Non-Employee Director Equity Incentive Plan(h)
10.9
Wood-Plastic Composite Decking Agreement between AERT and Weyerhaeuser Company, et al. effective October 12, 2004.* (Redacted in accordance with confidential treatment request, as filed October 15, 2005)(i)

10.10	Liberty Bank Real Estate Loan Agreement.(j)
10.11	Liberty Bank Real Estate Promissory Note.(j)
10.12	Liberty Bank Line of Credit Loan Agreement.(k)
10.13	Liberty Bank Line of Credit Promissory Note.(k)
10.14	Series D Convertible Preferred Stock Purchase Agreement dated October 29, 2007(e)
10.14	Form of Warrants to Purchase Common Stock issued October 29, 2007(e)
10.14	Registration Rights Agreement(e)
10.15	Loan Agreement dated December 19, 2007 related to Series 2007 8% Bonds.(f)
10.15	Indenture of Trust dated December 19, 2007 related to Series 2007 8% bonds.(f)
10.16
Indenture of Trust between City of Springdale, Arkansas, and Bank of Oklahoma, N.A., Trustee, relating to the issuance of $10,610,000 City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project) Series 2008; dated as of February 1, 2008.(g)

10.16
Loan Agreement between City of Springdale, Arkansas, and Advanced Environmental Recycling Technologies, Inc., related to $10,610,000 City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds (Advanced Environmental Recycling Technologies, Inc. Project) Series 2008; dated as of February 1, 2008.(g)

23.1	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman and chief executive officer.**
31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer.**
32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman and chief executive officer.**
32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer.**

____________

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of this agreement. The confidential portions were filed separately with the Commission.

The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.

**	Filed herewith.

(a)	Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Filed with Form 10-K for December 31, 1994.

(e)	Contained in exhibits to Form 8-K filed November 1, 2007.

(f)	Contained in exhibits to Form 8-K filed December 21, 2007.

(g)	Contained in exhibits to Form 8-K filed February 29, 2008.

(h)	Contained in exhibits to DEFR14A filed July 11, 2005.

(i)	Filed with Forms 10-Q for September 30, 2004 and June 30, 2005.

(j)	Filed with Form 10-Q for September 30, 2005.

(k)	Filed with Form 10-K for December 31, 2005.