Form 10-K/A
period 2009-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2010-04-30
CIK 849706

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of common stock outstanding at April 30, 2010: Class A — 48,105,554; Class B — 1,465,530

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company as of April 23, 2010 are as follows:

Name	Age	Position
Joe G. Brooks	54	Chairman of the board of directors and chief executive officer
Timothy D. Morrison	51	President and director
J. R. Brian Hanna	57	Chief financial officer
Stephen W. Brooks	53	Chief operating officer, secretary and director
Jim Precht	64	Senior vice-president — sales and marketing
J. Douglas Brooks	50	Senior vice-president — international sales and product development
Alford Drinkwater	58	Senior vice president — development and governmental affairs
Jerry B. Burkett	53	Director
Edward P. Carda	69	Director

The Company’s board of directors elected Joe G. Brooks as its chairman and the Company’s co-chief executive officer in December 1998.  In addition, he served as president from February 2000 until March 2008. In July 2005, Mr. Brooks became sole chief executive officer. Mr. Brooks has served as president or in other executive office capacities and has been a director since the Company’s inception in December 1988, including service as chairman and CEO from inception until August 1993. He was a member of Clean Texas 2000, appointed by then Governor George W. Bush in 1995. Mr. Brooks is a listed inventor on 13 of the Company’s patents with additional patents pending, and is a founder of AERT.

Timothy D. Morrison joined AERT as President in March 2008 and has served as a director since June 2009. Mr. Morrison came to AERT with a background in polymer engineering as well as experience in turnaround management. He began his career with Dow Chemical in the hydrocarbons and polyethylene group where he held both operations and business positions. He led the Promix Joint Venture with Dow, Texaco and Enterprise Products before moving to Harris Chemical in 1992 as an equity partner where he led the turnaround of operations, customer service, IT, purchasing, and logistics for the leveraged buyout group. In 2000, Mr. Morrison joined Cyctec’s engineered products composite business, managing the composites and adhesives business. He brings experience in successfully servicing the needs and requirements of big box retailers from Valspar, where he served most recently as manager for Valspar’s Texas Division. Mr. Morrison comes to AERT with a BS in Chemical Engineering from the University of Alabama, an MBA from the University of Southern California, and training in both Lean Manufacturing and Six Sigma.

J. R. Brian Hanna joined AERT as Chief Financial Officer in November 2008. Mr. Hanna has most recently served as Chief Financial Officer of JT Sports (formerly Brass Eagle Inc.) from December 1, 1997 to October 31, 2008. Mr. Hanna obtained his Chartered Accountant’s designation with Deloitte & Touche in 1982 and later became a Certified Public Accountant. Mr. Hanna’s background includes merger and acquisition integrations, financial system/IT implementations in addition to establishing internal controls, strategic planning and treasury functions.

The Company’s board of directors elected Stephen W. Brooks as co-chief executive officer in December 1998 in which position he served until July 2005 when he became vice chairman and chief operating officer. Mr. Brooks was appointed secretary in January 2009. He has been a director since January 1996. Mr. Brooks has served as CEO and chairman of the board of Razorback Farms, Inc. from January 1996 to the present. Razorback Farms is a Springdale, Arkansas based firm that specializes in vegetables processing. Mr. Brooks also serves on the board of the Ozark Food Processors Association.

Jim Precht served as executive vice-president of sales and marketing for the Company since February 2001, and as senior vice president since September 2003. Mr. Precht was formerly general manager of Weyerhaeuser Building Materials’ Pittsburgh Customer Service Center with 32-years of industry experience.

J. Douglas Brooks served as executive vice-president from inception to September 2003 and has been a senior vice president since September 2003, currently serving as senior vice president of international sales and product development. Mr. Brooks was vice-president of plastics from 1995 through 1998, has been in charge of raw material sourcing and strategic relationships, was previously project manager for AERT’s polyethylene recycling program with The Dow Chemical Company, and is a joint inventor on several of AERT’s process patents for recycling polyethylene film for composites.

Alford Drinkwater has served as senior vice president in various capacities since September 2003, and is currently the Company’s senior vice president of development and governmental affairs. Prior to joining the Company in May 2000, Mr. Drinkwater had been the Assistant Director for the Established Industries Division of the Arkansas Department of Economic Development and was on the Advocacy Team from November 1988 until January 2000. From September 1986 until July 1988, he owned and operated Town and Country Waste Services, Inc. a waste services company engaging in the development of waste recycling, energy recovery, and disposal systems. From April 1981 until January 1987, Mr. Drinkwater was the Resource Recovery Manager for Metropolitan Trust Company, and was primarily involved in waste-to-energy systems development. From July 1974 until April 1981, Mr. Drinkwater worked for the State of Arkansas as Assistant to the Chief of the Solid Waste Control Division of the Arkansas Department of Pollution Control & Ecology and as the Manager of the Biomass and Resource Recovery Program of the Arkansas Department of Energy.

Jerry B. Burkett has served on the board of directors of the Company since May 1993. Mr. Burkett has been a rice and grain farmer since 1979 and has been a principal in other closely held businesses. He is the past president of the Arkansas County Farm Bureau. In April 2002, Mr. Burkett was elected to serve as a director of the Ag Heritage Farm Credit Services board.

Edward P. Carda was elected to the board of directors in July 2005. Mr. Carda began his 37-year business career with Weyerhaeuser Company in June 1967, ending with his retirement in December 2003. While at Weyerhaeuser, he served in various management positions, including statutory reporting, heading large accounting departments, interacting with external and internal auditors and many areas of management. Mr. Carda spent the last 10 years of his career as the business controller for the distribution business of Weyerhaeuser. While in this capacity, he received many awards for his performance for profit and working capital improvement initiatives. Mr. Carda attended the University of Montana and graduated with a degree in accounting. He has served for 25 years on the board of directors of the Woodstone Credit Union in Federal Way, Washington and is currently its Vice Chairman. He also serves on the credit union’s audit committee.

Joe Brooks, Stephen Brooks, and J. Douglas Brooks are brothers and are sons of Marjorie S. Brooks, the Company’s largest stockholder and a former director. There are no other familial relationships between the current directors and executive officers.

Each of the Company’s directors has been elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

During 2009, the audit committee of the board of directors consisted of outside directors Edward Carda (chairman), Sal Miwa and Peter Lau. The audit committee is directly responsible for the engagement of the Company’s independent auditors and is responsible for approving the services performed by the Company’s independent auditors and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. The board of directors has determined that Edward P. Carda qualifies as an audit committee financial expert; as such term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002. Mr. Carda’s experience is stated above. In addition, it was determined that in 2009 Edward P. Carda, Hisao Sal Miwa and Peter Lau were independent, as that term is defined under the listing standards of the National Association of Securities Dealers. Sal Miwa and Peter Lau retired from the board of directors in February 2010. Edward Carda is currently the only member of the audit committee.

Code of Ethics

We adopted a Code of Business Conduct and Ethics applicable to all our directors and associates, including our chief executive officer, chief operating officer, chief financial officer and principal accounting officer or controller, which is a “code of ethics” as defined by applicable rules of the SEC. This code has been filed with the SEC as an exhibit to our Form 10-K for the fiscal year ended December 31, 2003, and is publicly available on our website at www.aertinc.com. A copy may also be obtained upon written request to our secretary, Stephen W. Brooks, 914 N. Jefferson St., Springdale, Arkansas 72764. If we make any amendments to this code other than technical, administrative or other non-substantive amendments or grant any waivers, including implicit waivers, from a provision of this code that applies to our chief executive officer, chief financial officer or principal accounting officer or controller and relates to an element of the SEC’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires AERT’s executive officers and directors, and persons who own more than ten-percent of a registered class of the Company’s securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all forms filed pursuant to Section 16(a). Based on a review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements were met, except as follows: Each of the directors, with the exception of Joe Brooks, Stephen Brooks and Timothy Morrison, failed to file one Form 4 for one transaction related to the issuance of common stock upon the vesting of restricted stock awards. Additionally, Peter Lau filed one late Form 4 report for one transaction related to the purchase of common stock.

Item 11. Executive Compensation.
EXECUTIVE OFFICER COMPENSATION

The following table sets forth the aggregate compensation we paid during the two years ended December 31, 2009 to the chief executive officer and to each of our next two most highly compensated executive officers whose total compensation in 2009 exceeded $100,000.

Summary Compensation Table
		Salary	Stock Awards		All Other Compensation		Total
		($)	($)		($)		($)
Joe G. Brooks	2009	190,000	-		23,956		213,956
Chairman and Chief Executive Officer	2008	190,000	-		14,476		204,476

Timothy D. Morrison1	2009	200,000	22,500	3	216		222,716
President	2008	162,088	129,000	4	99,848	7	390,936

J. R. Brian Hanna2	2009	184,956	47,300	5	201		232,457
Chief Financial Officer	2008	24,904	31,000	6	172		56,076
____________________
1.	Mr. Morrison joined the Company in March 2008.
2.	Mr. Hanna joined the Company in November 2008.
3.	This amount represents the grant of 150,000 shares of restricted stock with a grant date fair value of $0.15 per share. The stock vests over a four year period.
4.	This amount represents the grant of 150,000 shares of restricted stock with a grant date fair value of $0.86 per share. The stock vests over a four year period.
5.	This amount represents the grant of 100,000 shares of restricted stock with a grant date fair value of $0.473 per share. The stock vests over a four year period.
6.	This amount represents the grant of 100,000 shares of restricted stock with a grant date fair value of $0.31 per share. The stock vests over a four year period.
7.	This amount represents a relocation allowance of $99,368 and $480 in life insurance premiums paid by the Company.

Outstanding Equity Awards at 2009 Calendar Year End

The following table sets forth the equity awards outstanding at December 31, 2009 for the executive officers listed in the executive officer compensation table above.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)		($)	(#)	($)
	Exercisable	Unexercisable

Timothy D. Morrison1	-	-	-	-	-	262,500	2	84,000	-	-
J. R. Brian Hanna3	-	-	-	-	-	175,000	4	56,000	-	-
___________________________
1.
As part of Mr. Morrison’s employment agreement he will receive an amount equal to three times his previous year’s annual salary and bonus if there is a change in control of ownership of AERT within the first three years of his employment. Additionally, if he is terminated without cause within the first three years of his employment, he will receive 18 months of pay based on his previous year’s annual salary and bonus.

2.
Represents restricted stock awards pursuant to which 37,500 shares vested on March 1, 2009, 75,000 shares vest annually on each of March 1, 2010, 2011 and 2012, and 37,500 shares vest on March 1, 2013.

3.
As part of Mr. Hanna’s employment agreement he will receive 100,000 shares of Class A common stock if there is a change in control of ownership of AERT within the first three years of his employment. Additionally, if he is terminated without cause within the first three years of his employment, he will receive 18 months of pay based on his previous year’s annual salary and bonus.

4.
Represents a restricted stock award pursuant to which 25,000 shares vested on November 3, 2009, 50,000 shares vest annually on each of November 3, 2010, 2011 and 2012, and 25,000 shares vest on November 3, 2013.

DIRECTOR COMPENSATION

Directors who are also employees of AERT are not entitled to any additional compensation by virtue of service as a director, except for reimbursement of any specific expenses attributable to such service. In 2009, non-employee directors agreed to forego annual compensation for board service, which was $16,000 in cash in 2008, and fees for each full board meeting and committee meeting they attended. The Company’s directors agreed to forego for 2008 and 2009 their annual restricted stock unit awards of shares, which would have had a market value of $32,000 per year measured on an average closing sale price basis over a 50-business day period preceding the award. Under the Company’s non-employee equity incentive plan, newly elected directors are initially granted restricted stock units equal to a prorated portion of the yearly award based on their period of service in their initial fiscal year as a director. Previously granted restricted stock unit awards for directors vest over a three-year period, with 20% of a particular award vesting on the first anniversary thereof, an additional 30% of such award (50% cumulatively) vesting on the second anniversary of the award, and the 50% balance of the award vesting on the third anniversary of the award. Prior to 2009, non-employee board committee members received annual cash compensation as follows: audit committee: $8,000 (chairperson) and $3,000 (other members); compensation committee: $5,000 (chairperson) and $3,000 (other members); nominating committee: $4,000 (chairperson) and $2,000 (other members); technology committee: $3,000 (chairperson) and $1,000 (other members); legal affairs committee: $4,000 (chairperson) and $2,000 (other members); and capital expenditures committee: $4,000 (chairperson) and $2,000 (other members).

Director Compensation in 2009

As no compensation was received by any of our directors for services performed as a director in 2009, no director compensation table has been included in this filing; however, a company owned by Michael Tull earned $417,899 as an outside sales representative. Tim Kizer, Jim Robason and Michael Tull retired from the board of directors in June 2009. Peter Lau and Hisao Sal Miwa retired from the board of directors in February 2010.

At December 31, 2009, the aggregate number of options outstanding for each director was as follows: Jerry B. Burkett — 125,000; Hisao Sal Miwa — 125,000; Peter S. Lau — 25,000.

At December 31, 2009, the aggregate number of stock grants outstanding for each director was as follows:  Jerry B. Burkett — 8,671; Edward P. Carda — 8,671; Hisao Sal Miwa — 8,671; Peter S. Lau — 7,258.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 23, 2010, certain information with regard to the beneficial ownership of our capital stock by each holder of 5% or more of the outstanding stock, by each named executive officer and director of AERT, and by all officers and directors as a group:

Title of Class (1)	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)(10)		Percent of Class
Class A	Marjorie S. Brooks	9,319,676	(3)	19.3%
Class B		837,588	(4)	57.2%

Class A	Joe G. Brooks	1,629,335	(5)	3.4%
Class B		284,396		19.4%

Class A	Jerry B. Burkett	268,190	(6)	*
Class B		33,311		2.3%

Class A	Stephen W. Brooks	1,748,508	(7)	3.6%
Class B		89,311		6.1%

Class A	Edward P. Carda	43,620	(8)	*

Class A	J. R. Brian Hanna	25,000	(9)	*

Class A	Timothy D. Morrison	75,000	(9)	*
Class A	Officers and directors	3,789,653		7.9%
Class B	as a group (six persons)	407,018		27.8%

___________________________
(1)
The Class B common stock is substantially identical to the Class A common stock, except that each share of Class B common stock has five votes per share and each share of Class A common stock has one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock.

(2)
Beneficial ownership of shares was determined in accordance with Rule 13d-3(d)(1) of the Exchange Act and included shares underlying outstanding warrants and options which the named individual has the right to acquire within sixty days (June 22, 2010) of April 23, 2010.

(3)	Includes 8,098,219 shares owned directly, 1,121,457 in trusts or corporations controlled by Mrs. Brooks, and 100,000 shares issuable upon exercise of stock options.

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

(5)	Includes 1,586,630 shares owned directly, 4,500 shares owned as custodian for Joe G. Brooks’ minor child, and 38,205 shares owned as custodian for Brooks’ Children’s Trust.

(6)
Includes 147,519 shares owned directly, 2,000 shares owned by Mr. Burkett as custodian for his minor child, 10,000 shares owned by a partnership controlled by Mr. Burkett, 100,000 shares issuable upon exercise of stock options, and 8,671 shares to be issued pursuant to restricted stock awards.

(7)	Includes shares owned directly.

(8)	Includes 34,949 shares owned directly and 8,671 shares to be issued pursuant to restricted stock awards.

(9)	Includes shares to be issued pursuant to restricted stock awards.

(10)
Class A common stock beneficial ownership was calculated by dividing the beneficial ownership of each individual by the sum of: (i) the total shares of Class A common stock outstanding at April 23, 2010 (48,105,554) and (ii) the total shares underlying outstanding warrants and options which the named individual had the right to acquire within 60 days (June 22, 2010) of April 23, 2010. Class B common stock beneficial ownership is calculated based on 1,465,530 shares outstanding on April 23, 2010.

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
__________________
* The amount in this column represents the sum of restricted stock units available for grant (2,464,745) and restricted stock units granted but only issuable upon satisfaction of vesting or other conditions (1,503,270 units with a weighted average grant date fair value of $0.71).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Leases

In December 2007, the Company entered into a 20-year lease for an existing 16 building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for construction of a waste plastic washing, recycling, and reclamation facility. The property is being leased from Razorback Farms, a corporation controlled by Marjorie S. Brooks, the Company’s largest stockholder, a former director and the mother of Joe Brooks, Stephen Brooks and J. Douglas Brooks, executive officers of the Company. Lease payments commenced on January 1, 2009, and are equal to $0.0075 per pound of plastic recycled on a pounds of production, or net throughput of recycled plastic produced, basis with a minimum rent of $1,000 per month. The throughput or production rent is due quarterly and is capped throughout the term of the lease not to exceed $450,000 per year. Rent expense recorded under this lease totaled $12,000 in 2009.

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

Director Independence

From January 1, 2009 to June 2, 2009, the board of directors was comprised of Joe G. Brooks, Stephen W. Brooks, Jerry B. Burkett, Edward P. Carda, Tim W. Kizer, Peter S. Lau, Hisao Sal Miwa, Jim Robason and Michael Tull. From June 2, 2009 to February 2010, the board of directors was comprised of Joe G. Brooks, Stephen W. Brooks, Jerry B. Burkett, Edward P. Carda, Peter S. Lau, Hisao Sal Miwa and Timothy D. Morrison. In February 2010, Peter Lau and Sal Miwa retired from the board of directors.

The board of directors determined that during 2009, Jerry Burkett, Edward Carda, Tim Kizer, Peter Lau, and Sal Miwa were independent under the NASDAQ Stock Market’s (“NASDAQ”) corporate governance listing standards, and that Joe Brooks, chairman and CEO, Stephen Brooks, chief operating officer, Timothy Morrison, president, Michael Tull and Jim Robason were not independent under such listing standards.  As of April 23, 2010, the board of directors has determined that Jerry Burkett and Edward Carda are independent, and that Joe Brooks, Stephen Brooks and Timothy Morrison are not independent.

From January 1, 2009 to June 2, 2009, the compensation committee consisted of Edward Carda (chairperson), Tim Kizer, Peter Lau and Jim Robason. From June 2, 2009 to February 2010, the compensation committee consisted of Sal Miwa (chairperson), Peter Lau and Jerry Burkett. The compensation committee establishes and administers the Company’s compensation and equity incentive plans on behalf of the board of directors and approves restricted stock grants thereunder.

From January 1, 2009 to June 2, 2009, the corporate governance and nominating committee consisted of Sal Miwa (chairperson) Jerry Burkett and Edward Carda. On June 2, 2009, the duties of the corporate governance and nominating committee were assumed by the full board of directors. The corporate governance and nominating committee evaluated the efforts of AERT and its board of directors to maintain effective corporate governance practices. The committee also identified candidates for election to the board of directors.

Item 14. Principal Accountant Fees and Services.

Fees

The information below sets forth the fees charged by HoganTaylor LLP during 2009 and 2008 for services provided to the Company in the following categories and amounts:

	2009	2008
Audit fees	$131,310	$162,951
Audit-related fees	10,000	11,000
Tax fees	11,675	29,850
All other fees	-	-
	$152,985	$203,801

Audit fees include amounts charged for the audit of the financial statements as of and for the year ended December 31, 2009, along with fees for the review of the financial statements for the quarters ended March 31, 2009; June 30, 2009; and September 30, 2009; and fees for post-audit reviews for registration statement filings. Audit-related fees include the audit of the financial statements of the AERT 401(k) Plan.

Tax fees were paid primarily for preparation of federal and state tax returns, along with consulting services related to certain tax issues.

Pre-Approval Policy

All of HoganTaylor’s fees for 2009 and 2008 were pre-approved by the audit committee through a formal engagement letter with HoganTaylor. The audit committee’s policy is to pre-approve all services by AERT’s independent accountants.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

(a3).  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report and such Index is hereby incorporated by reference.

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

/s/ JOE G. BROOKS
Joe G. Brooks, Chairman, Chief Executive Officer and President (principal executive officer)

/s/ J. R. BRIAN HANNA J. R. Brian Hanna, Chief Financial Officer (principal financial officer)

/s/ ERIC E. BARNES Eric E. Barnes, Chief Accounting Officer (principal accounting officer)

Date: April 30, 2010

POWER OF ATTORNEY

The undersigned directors and officers of Advanced Environmental Recycling Technologies, Inc. hereby constitute and appoint Joe G. Brooks our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report on Form 10-K/A to be filed with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact and agent shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joe G. Brooks Joe G. Brooks	Chairman and Chief Executive Officer	April 30, 2010

/s/ Stephen W. Brooks Stephen W. Brooks	Vice Chairman, Chief Operating Officer and Secretary	April 30, 2010

/s/ Jerry B. Burkett Jerry B. Burkett	Director	April 30, 2010

/s/ Edward P. Carda Edward P. Carda	Director	April 30, 2010

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman and chief executive officer.**
31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer.**
32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman and chief executive officer.**
32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer.**