Form 10-Q
period 2010-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2010-05-17
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES: [x]  NO: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES: [ ]  NO: [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  [ ]                                                       Accelerated filer [ ]
Non-accelerated filer  [ ]                                                        Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2010, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 48,105,554 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

 PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2009	2010
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$243	$1,088
Trade accounts receivable, net of allowance of $7 at December 31, 2009
and $61 at March 31, 2010	5,163	3,269
Inventories	6,795	7,888
Prepaid expenses	707	322
Total current assets	12,908	12,567

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	8,903	17,903
Machinery and equipment	45,296	54,102
Transportation equipment	830	803
Office equipment	2,396	2,396
Construction in progress	16,006	52
Total land, buildings and equipment	75,420	77,245
Less accumulated depreciation	36,240	37,450
Net land, buildings and equipment	39,180	39,795

Other assets:
Debt issuance costs, net of accumulated amortization of $1,538 at December 31, 2009
and $1,590 at March 31, 2010	2,941	2,888
Debt service reserve fund	222	222
Other assets, net of accumulated amortization of $478 at December 31, 2009
and $486 at March 31, 2010	1,087	1,019
Total other assets	4,250	4,129
Total assets	$56,338	$56,491

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2009	2010
Liabilities and Stockholders' Deficit		(unaudited)
Current liabilities:
Accounts payable – trade	$9,078	$9,958
Accounts payable – related parties	636	706
Current maturities of long-term debt	2,878	2,857
Current maturities of capital lease obligations	244	233
Accruals related to expected settlement of class action lawsuit	7,245	7,130
Other accrued liabilities	6,578	6,344
Working capital line of credit	7,829	7,829
Notes payable	1,238	1,023
Total current liabilities	35,726	36,080

Long-term debt, less current maturities	28,260	28,257
Capital lease obligations, less current maturities	401	352
	28,661	28,609

Accrued dividends on convertible preferred stock	948	1,146

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 748,772 shares issued and outstanding at December 31, 2009 and March 31, 2010;
aggregate liquidation preference of $19,768 at December 31, 2009 and March 31, 2010	7	7
Class A common stock, $.01 par value; 100,000,000 shares authorized; 48,105,554
shares issued and outstanding at December 31, 2009 and March 31, 2010	481	481
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized;
1,465,530 shares issued and outstanding at December 31, 2009 and March 31, 2010	15	15
Warrants outstanding; 3,787,880 at December 31, 2009 and March 31, 2010	1,533	1,533
Additional paid-in capital	52,711	52,761
Accumulated deficit	(63,744)	(64,141)
Total stockholders' deficit	(8,997)	(9,344)
Total liabilities and stockholders' deficit	$56,338	$56,491

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2010
Net sales	$16,646	$16,391
Cost of goods sold	13,996	13,237
Gross margin	2,650	3,154

Selling and administrative costs	3,204	2,648
Gain from fixed asset disposition	(29)	(1)
Operating income (loss)	(525)	507

Net interest expense	(896)	(706)
Loss before dividends	(1,421)	(199)
Dividends on preferred stock	(208)	(198)
Net loss applicable to common stock	$(1,629)	$(397)

Loss per share of common stock (basic and diluted)	$(0.03)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	48,889,210	49,571,084

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net loss applicable to common stock	$(1,629)	$(397)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,501	1,346
Dividends on preferred stock	208	198
Gain from fixed asset disposition	(29)	(1)
Increase in accounts receivable allowance	-	54
(Increase) decrease in other assets	(56)	59
Changes in current assets and current liabilities	(62)	1,733
Net cash provided by (used in) operating activities	(67)	2,992

Cash flows from investing activities:
Purchases of land, buildings and equipment	(2,899)	(1,849)
Proceeds from disposition of equipment	29	1
Net cash used in investing activities	(2,870)	(1,848)

Cash flows from financing activities:
Net payments on line of credit	(500)	-
Payments on notes	(375)	(238)
Payments on capital lease obligations	(52)	(61)
Decrease in cash restricted for payment of debt and construction	2,790	-
Net cash provided by (used in) financing activities	1,863	(299)

Increase (decrease) in cash and cash equivalents	(1,074)	845
Cash and cash equivalents, beginning of period	1,238	243
Cash and cash equivalents, end of period	$164	$1,088

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

Note 2: Description of the Company

Advanced Environmental Recycling Technologies, Inc. (AERT or the Company), founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which has been cleaned, sized and reprocessed, and recycled polyethylene plastics which have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Its products have been extensively tested, and are sold by leading national companies such as Weyerhaeuser Company (Weyerhaeuser), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior green (environmentally responsible) building alternative for decking, railing, and trim products.

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

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2010, the Company had a working capital deficit of $23.5 million and a stockholders’ deficit of $9.3 million. It incurred losses from operations of $1.1 million and $19.8 million for the years ended December 31, 2009 and 2008, respectively. The Company has limited additional financial resources available to support its operations and has relied over the last two years on extensions of certain of its financings by its lenders. The Company may require additional financial resources in order to fund maturities of debt and other obligations as they become due. These factors, among others, raise doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its creditors, investors and customers, and its ability to successfully mass produce and market its products at economically feasible levels. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

4)
Restructuring existing debt to improve short-term liquidity:  Both the Company’s line of credit and mortgage loan with Liberty Bank were extended through April 15, 2010. The Company is currently working to restructure these debts, which it fully expects to accomplish in the near term. Additionally, the Company has extended its $6 million bridge loan from Allstate, the holder of the Company’s bonds, until December 2011.

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

	2009	2010
	(unaudited)	(unaudited)
Receivables	$(3,321)	$1,840
Inventories	2,242	(1,093)
Prepaid expenses and other	469	385
Accounts payable – trade and related parties	31	950
Accrued liabilities	517	(349)
	$(62)	$1,733
Cash paid for interest, net of amounts capitalized of $270 in 2009 and $260 in 2010	$274	$215

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	2009	2010
	(unaudited)	(unaudited)
Amortized discount on Allstate note payable	93	─

Note 5: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.  The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement.  Sales are recorded net of discounts, rebates and returns, which were $0.2 million and $1.6 million for the quarters ended March 31, 2009 and 2010, respectively. The increase in 2010 was due to the replacement of our discontinued style of handrail with an updated handrail product line.

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

Standard costs approximate actual costs on a first-in, first-out basis. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
		(unaudited)
Parts and supplies	$1,470	$1,362
Raw materials	2,416	2,912
Work in process	1,041	1,173
Finished goods	1,868	2,441
	$6,795	$7,888

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

Concentration Risk

The Company’s revenues are derived principally from national and regional building products distributors and Weyerhaeuser, the Company’s primary decking customer. The ChoiceDek® brand of decking products sold to Weyerhaeuser are in turn sold exclusively to Lowe’s. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers. The Company derived most of its revenue from Weyerhaeuser in the first quarter of 2009 and 2010. No other customer accounted for more than 10% of sales in the first quarter of 2009 or 2010.

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

Note 6: Income Taxes

As of March 31, 2010, the Company had net operating loss carryforwards that are available to reduce future taxable income and will expire in 2010 through 2029 if not utilized. As there is insufficient certainty that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company carries a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. As a result, no income tax provision has been recorded for the quarter ended March 31, 2010.

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

In computing diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. The exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for the quarters ended March 31, 2009 and 2010. Therefore, basic EPS and diluted EPS were computed in the same manner for those periods.

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at March 31, 2009 and 2010. The following schedule presents antidilutive securities for the quarters ended March 31, 2009 and 2010:

	2009	2010
Options	1,274,000	1,174,000
Warrants	3,787,880	3,787,880
Restricted common stock	1,730,587	1,457,341
Series D preferred stock	7,881,820	7,487,720

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.

Note 8:  Debt

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended from January 15, 2010 to April 15, 2010. The Company is currently working to restructure the line, which it fully expects to accomplish in the near term. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate of 9%. The maximum amount that may be drawn on the line at one time is the lesser of $7.8 million and the borrowing base. At March 31, 2010, the line of credit balance of $7.8 million exceeded the borrowing base of $6.4 million, leaving no funds available to borrow. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory, excluding parts and supplies. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer. In conjunction with restructuring the line of credit, the Company will be renegotiating the fees it pays to Ms. Brooks as compensation for her guarantee.

The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants substantially similar to those under our 2007 and 2008 bond agreements, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. The Company was not in compliance with the debt service coverage, current ratio, and accounts payable covenants as of March 31, 2010. Liberty Bank has not waived the covenants, and as such could enforce all remedies available to it under the loan agreement. However, as previously discussed, Liberty Bank has continued to work with the Company, including in its tenth extension of the line of credit to April 15, 2010.

Loan Extensions

The Company’s $0.8 million, 19.75% note payable to Allstate Insurance Company had an original maturity date of July 1, 2009, but in March 2010 was extended to July 15, 2010. In March 2010, the Company also received from Allstate an extension to December 15, 2011 to repay its $6.0 million, 10% note payable, which originally matured July 1, 2009. Payments on the $6.0 million loan of $185,000 per month begin July 2010, with the balance of the loan due at maturity. Additionally, the Company’s $1.7 million mortgage loan from Liberty Bank with an extended maturity date of January 15, 2010 was extended to April 15, 2010.  As previously discussed, the Company is working to extend the mortgage loan again.

Note 9: Commitments and Contingencies

Advanced Environmental Recycling Technologies, Inc. v. Fort Mason Master, L.P. and Fort Mason Partners, L.P.

On August 19, 2009, AERT filed a complaint for declaratory and injunctive relief in the Court of Chancery of the State of Delaware (the Court) against Fort Mason Master, L.P. and Fort Mason Partners, L.P. (the Funds), requesting that the Court enter an order that AERT has no obligation to redeem its Series D preferred stock held by the Funds and that the Funds be required to comply with the terms of the preferred stock agreements. Prior to AERT filing a complaint, the Funds indicated to the Company their belief that they were entitled to have their stock redeemed (representing $4.0 million of initial investment) because of the Company’s accruing but not paying cumulative dividends, allegedly misrepresenting their redemption rights, and/or failing to pay late registration penalties. The Company denies and disputes these allegations. AERT is also seeking a ruling to clarify its obligation with respect to late registration penalties attributable to delays in getting its S-3 resale registration statement for the preferred stock effective as a result of circumstances beyond its control. At March 31, 2010, the Company had $0.4 million accrued relating to these late registration penalties.

On January 15, 2010, the Funds filed with the Court an answer to the Company’s complaint and a counterclaim against AERT. The Funds denied any allegations made by AERT and claimed that AERT had breached certain terms of the Series D preferred stock agreements, including that AERT failed to pay required dividends, AERT falsely represented that it was not prohibited from redeeming the preferred stock, and AERT failed to timely make effective a registration statement and failed to pay the related late registration penalties. The Funds are seeking damages and attorneys’ fees from AERT for the alleged breaches of contract.  Additionally, the Funds have requested that the Court require AERT to redeem the preferred stock, claiming that the alleged breaches of contract give the Funds the right to require redemption under the preferred stock agreements. On April 27, 2010, the Funds filed a motion for summary judgment on their counterclaims.

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

Class Action Lawsuits

The U.S. District Court, Western District of Washington (Seattle Division) approved a class action settlement in January 2009 related to a purported class action lawsuit seeking to recover on behalf of purchasers of ChoiceDek® composite decking for damages allegedly caused by mold and mildew stains on their decks. The settlement includes decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 that was manufactured before October 1, 2006, the date a mold inhibitor was introduced in the manufacturing process.

At March 31, 2010, AERT had a total remaining balance in accrued expenses and notes payable of $7.4 million associated with the settlement of the class action lawsuit. The estimate included $6.6 million remaining for the claims resolution process and $0.8 million remaining to be paid for plaintiffs’ attorney fees in 2010. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

Other Matters

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Note 10: Subsequent Events

On May 13, 2010, the Company changed its distributor for ChoiceDek® products from Weyerhaeuser Company, previously its largest customer, to BlueLinx Corporation. The change comes primarily as a result of Weyerhaeuser’s decision to transition away from non-lumber products. All ChoiceDek® products are sold by the distributor exclusively to Lowe’s.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2010

The following table sets forth selected information from our statements of operations.

	Three Months Ended March 31,
	2009	2010	% Change
Net sales	$16,646	$16,391	-1.5%
Cost of goods sold	13,996	13,237	-5.4%
% of net sales	84.1%	80.8%
Gross margin	2,650	3,154	19.0%
% of net sales	15.9%	19.2%

Selling and administrative costs	3,204	2,648	-17.4%
% of net sales	19.2%	16.2%
Gain from fixed asset disposition	(29)	(1)	-96.6%
Operating income (loss)	(525)	507	*
% of net sales	-3.2%	3.1%
Net interest expense	(896)	(706)	-21.2%
Loss before dividends	(1,421)	(199)	-86.0%
% of net sales	-8.5%	-1.2%
Dividends on preferred stock	(208)	(198)	-4.8%
Net loss applicable to common stock	(1,629)	(397)	-75.6%
% of net sales	-9.8%	-2.4%
 ____________________________________
* Not meaningful as a percentage change.

NetSales

First quarter 2010 sales were down 2% from first quarter 2009 sales due primarily to the replacement of our discontinued style of ChoiceDek handrail with an updated ChoiceDek handrail product line at Lowe’s stores, which resulted in an unusually large return amount. We expect the new handrail products combined with fully stocked shelves to result in increased sales of handrail products in 2010. Before the return of discontinued handrail, net sales increased $0.8 million, or 5%.

Cost of Goods Sold and Gross Margin

Cost of goods sold was lower in the first quarter of 2010 compared to the first quarter of 2009 due to our cost-cutting measures implemented in 2009. Lower costs in 2010 resulted in an increase in gross margin as a percentage of sales to 19% in the first quarter of 2010 from 16% in 2009. In addition to our cost-cutting measures, we intend to lower our plastic raw material costs as well as some operating costs with the addition of our new, more efficient plastic recycling facility near Watts, Oklahoma, which started up in February 2010.

Selling and Administrative Costs

Selling and administrative costs were down $0.6 million in the first quarter of 2010 compared to the first quarter of 2009. The decrease was due primarily to cost reductions implemented in 2009. We have reduced our advertising spending and professional fees, and we reduced our selling and administrative headcount, among other cost reductions. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, depreciation, travel, professional fees, and commissions.

Earnings

We reduced our net loss by $1.2 million in the first quarter of 2010 compared to the first quarter of 2009 as a result of the cost cuts discussed above.

Liquidity and Capital Resources

As a result of closely managing our costs and working capital, we funded our business with cash generated from operations in the first quarter of 2010. As discussed in the debt section below, we may require additional financing to support our operations, resume growth, introduce new products, and service our debt obligations as they come due.

Cash Flows

Cash Flows from Operations

     Cash provided by operations in the first quarter of 2010 was $3.0 million as compared to cash used in operations of $0.1 million in 2009. In the first quarter of 2010, cash used in the increase of inventory was more than offset by cash provided by a reduction in accounts receivable and an increase in accounts payable. The increase in inventory was due primarily to the timing difference between the production of customer orders and their subsequent shipment. The decrease in accounts receivable was due to collections for a large amount of sales made in late December 2009. Accounts payable increased due to a cyclical increase in production in the first quarter of 2010 and the startup of our Watts recycling facility.

Cash Flows from Investing Activities

Cash used in investing activities in the first quarter of 2010 decreased $1.0 million compared to the same period in 2009. The decrease was due to lower capital expenditures for the construction of our Watts plastic recycling facility.

Cash Flows from Financing Activities

Cash used in financing activities was $0.3 million in the first quarter of 2010 compared to cash provided by financing activities of $1.9 million in the first quarter of 2009. The $2.2 million change in cash from financing activities was due to the following:

•	In the first quarter of 2009 we decreased our debt by $0.6 million more than in 2010 due primarily to the pay down of our line of credit by $0.5 million.
•
We were able to use $2.8 million in restricted cash in 2009 from our bond project fund for the construction of our Watts plastic recycling facility. Our project fund was fully utilized in 2009, so we did not receive any distributions for our 2010 construction costs for the Watts facility.

Working Capital

     At March 31, 2010, we had a working capital deficit of $23.5 million compared to a working capital deficit of $22.8 million at December 31, 2009. The increase in our deficit in 2010 was primarily the result of cash used in replacing our discontinued style of handrail with our new line of handrail products. Components of working capital that fluctuated significantly include accounts receivable, inventory, and accounts payable. See “Cash Flows from Operations” above for an explanation of those fluctuations.

Property, Plant and Equipment

The changes in our property, plant and equipment in the first quarter of 2010 are due primarily to the startup of our Watts recycling facility.  The decrease in construction in progress was offset by increases in buildings and equipment.

Debt

In addition to extending the maturity of certain loans, as discussed below, we continue to explore financing options, including various financial assistance programs sponsored by state and federal governments, as well as more traditional debt and equity financings.

Loan Extensions

Our $0.8 million, 19.75% note payable to Allstate Insurance Company had an original maturity date of July 1, 2009, but in March 2010 was extended to July 15, 2010. In March 2010, we also received from Allstate an extension to December 15, 2011 to repay our $6.0 million, 10% note payable, which originally matured July 1, 2009. Payments on the $6.0 million loan of $185,000 per month begin July 2010, with the balance of the loan due at maturity. Additionally, our $1.7 million mortgage loan from Liberty Bank with an extended maturity date of January 15, 2010 was extended to April 15, 2010.  We are working to extend the mortgage loan again.

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended from January 15, 2010 to April 15, 2010. The Company is currently working to restructure the line, which it fully expects to accomplish in the near term. The line, which had a balance of $7.8 million at March 31, 2010, is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate of 9%. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to priority liens of Allstate and Liberty Bank. In conjunction with restructuring the line of credit, we will be renegotiating the fees we pay Ms. Brooks as compensation for her guarantee.

Bonds

We are required to make monthly payments to bond principal and bond interest funds from which semi-annual interest and annual principal payments are made on the bonds.  Additionally, we are required to make payments to our debt service reserve funds for the bonds, if necessary, in order to maintain a minimum balance in the reserve funds. Failure to make the required payments to our bond funds is an event of default under our bond agreements, which would give the bond trustee the option of demanding immediate repayment of the bonds. We did not make certain monthly payments to these funds during 2009 and 2010; however, the bond purchaser waived the event of default concerning loan payments through April 1, 2011. In 2009, $1.9 million was paid from the debt service reserve funds for portions of our semi-annual interest payments and annual principal payments on the bonds. The reserve funds had a balance of $0.2 million at March 31, 2010.

Debt Covenants

Under our 2007 and 2008 bond agreements, AERT covenants that it will maintain certain financial ratios. With the exception of the debt to equity ratio, which is an annual covenant, those ratios in effect at March 31, 2010 are listed in the chart of quarterly covenants below. If we fail to comply with, or to secure a waiver for, certain of the covenants, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy. Our line of credit contains all of the financial covenants listed below. In the case of noncompliance with certain of the covenants, the bank loan could also immediately become due and payable at any time and the bank lender could foreclose on the property used to secure the debt, which could force us into a bankruptcy proceeding before we can refinance this indebtedness.

We were not in compliance with the debt service coverage, current ratio and accounts payable covenants as of March 31, 2010. The bond purchaser waived the accounts payable covenant through April 1, 2011, and amended the debt service coverage and current ratio covenants to levels that we believe we can meet. The bank lender for our line of credit, Liberty Bank, has not waived the covenants, and as such could enforce all remedies available to it under the loan agreement. However, as previously discussed, Liberty Bank has continued to work with us and extended the maturity of the line of credit to April 15, 2010.

Our Allstate notes payable have cross-default provisions that caused them to be in technical default at March 31, 2010 due to our non-compliance with the loan covenants discussed above. The covenants were waived or modified by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans.

Bonds Payable and Allstate Notes Payable Debt Covenants	March 31, 2010	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	1.2	No – waived
Current ratio of not less than 1.00 to 1.00	0.3	No – waived
Not more than 20% of accounts payable in excess of 75 days past invoice date	21%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0%	Yes

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

Item 4. Controls and Procedures.

Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, J. R. Brian Hanna, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of March 31, 2010 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

During the quarter ended March 31, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: May 14, 2010

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