Form 10-Q
period 2010-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2010-07-30
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10367

Advanced Environmental Recycling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0675758 (I.R.S. Employer Identification No.)

914 N. Jefferson Street Springdale, Arkansas (Address of principal executive offices)	72764 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 29, 2010, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 48,277,896 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

 PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2009	2010
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$243	$1,241
Trade accounts receivable, net of allowance of $7 at December 31, 2009
and $2 at June 30, 2010	5,163	4,305
Inventories	6,795	10,001
Prepaid expenses	707	1,295
Total current assets	12,908	16,842

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	8,903	17,899
Machinery and equipment	45,296	54,328
Transportation equipment	830	799
Office equipment	2,396	2,396
Construction in progress	16,006	134
Total land, buildings and equipment	75,420	77,545
Less accumulated depreciation	36,240	38,957
Net land, buildings and equipment	39,180	38,588

Other assets:
Debt issuance costs, net of accumulated amortization of $1,538 at December 31, 2009
and $1,643 at June 30, 2010	2,941	2,836
Debt service reserve fund	222	52
Other assets, net of accumulated amortization of $478 at December 31, 2009
and $486 at June 30, 2010	1,087	970
Total other assets	4,250	3,858
Total assets	$56,338	$59,288

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2009	2010
Liabilities and Stockholders' Deficit		(unaudited)
Current liabilities:
Accounts payable – trade	$9,078	$11,378
Accounts payable – related parties	636	835
Current maturities of long-term debt	2,878	1,274
Current maturities of capital lease obligations	244	221
Accruals related to expected settlement of class action lawsuit	7,245	6,357
Other accrued liabilities	6,578	6,751
Working capital line of credit	7,829	7,829
Notes payable	1,238	1,053
Total current liabilities	35,726	35,698

Long-term debt, less current maturities	28,260	29,873
Capital lease obligations, less current maturities	401	302
	28,661	30,175

Accrued dividends on convertible preferred stock	948	1,343

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 748,772 shares issued and outstanding at December 31, 2009 and June 30, 2010;
aggregate liquidation preference of $19,768 at December 31, 2009 and June 30, 2010	7	7
Class A common stock, $.01 par value; 100,000,000 shares authorized (see Note 10);
48,105,554 shares issued and outstanding at December 31, 2009 and 48,277,896
at June 30, 2010	481	483
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized;
1,465,530 shares issued and outstanding at December 31, 2009 and June 30, 2010	15	15
Warrants outstanding; 3,787,880 at December 31, 2009 and June 30, 2010	1,533	1,533
Additional paid-in capital	52,711	52,903
Accumulated deficit	(63,744)	(62,869)
Total stockholders' deficit	(8,997)	(7,928)
Total liabilities and stockholders' deficit	$56,338	$59,288

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net sales	$22,088	$23,229	$38,734	$39,620
Cost of goods sold	16,929	17,230	30,925	30,467
Gross margin	5,159	5,999	7,809	9,153

Selling and administrative costs	2,996	3,461	6,200	6,109
Operating income	2,163	2,538	1,609	3,044

Other income (expenses):
Gain from fixed asset disposition	25	5	54	6
Late registration fees	273	-	273	-
Net interest expense	(918)	(1,073)	(1,814)	(1,779)
Income before dividends	1,543	1,470	122	1,271
Dividends on preferred stock	(201)	(198)	(409)	(396)
Net income (loss) applicable to common stock	$1,342	$1,272	$(287)	$875

Income (loss) per share of common stock (basic and diluted)	$0.03	$0.03	$(0.01)	$0.02

Weighted average common shares outstanding (basic)	49,223,805	49,614,082	49,057,432	49,592,702
Weighted average common shares outstanding (diluted)	56,711,525	49,614,082	49,057,432	49,592,702

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(287)	$875
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,999	3,079
Dividends on preferred stock	409	396
Gain from fixed asset disposition	(54)	(6)
Decrease in other assets	585	280
Changes in current assets and current liabilities	(2,722)	(110)
Net cash provided by operating activities	930	4,514

Cash flows from investing activities:
Purchases of land, buildings and equipment	(6,412)	(2,174)
Proceeds from disposition of equipment	54	6
Net cash used in investing activities	(6,358)	(2,168)

Cash flows from financing activities:
Net payments on line of credit	(1,250)	-
Payments on notes	(559)	(1,226)
Payments on capital lease obligations	(106)	(122)
Decrease in cash restricted for payment of debt and construction costs	6,825	-
Net cash provided by (used in) financing activities	4,910	(1,348)

Increase (decrease) in cash and cash equivalents	(518)	998
Cash and cash equivalents, beginning of period	1,238	243
Cash and cash equivalents, end of period	$720	$1,241

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

Note 2: Description of the Company

Advanced Environmental Recycling Technologies, Inc., founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which has been cleaned, sized and reprocessed, and recycled polyethylene plastics, which have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. The products have been extensively tested, and are sold by leading national companies such as BlueLinx Corporation (BlueLinx), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior green (environmentally responsible) building alternative for decking, railing, and trim products.

On May 13, 2010, the Company changed its distributor for ChoiceDek® products from Weyerhaeuser Company, previously its largest customer, to BlueLinx. The change comes primarily as a result of Weyerhaeuser’s decision to transition away from non-lumber products. All ChoiceDek® products are sold by the distributor exclusively to Lowe’s.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. In February 2010, the Company commenced operations at its Watts, Oklahoma recycling facility, which currently recycles polyethylene plastic scrap in order to reduce the Company’s costs of recycled plastics. The Company expects to also use the Watts facility to recycle plastic for sales to third parties in the future.

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company had a working capital deficit of $18.9 million and a stockholders’ deficit of $7.9 million. It incurred losses from operations of $1.1 million and $19.8 million for the years ended December 31, 2009 and 2008, respectively. The Company has limited additional financial resources available to support its operations and has relied over the last two years on extensions of certain of its financings by its lenders and the additional support of its vendors and major shareholder. The Company has recently received written approval for additional financial assistance from the states of Arkansas and Oklahoma in the total amount of $3.3 million to expand its operations and increase sales (see Note 8: Financing). However, if the U.S. economy further retracts and business softens, the Company may require additional financial resources in order to fund maturities of debt and other obligations as they become due. These factors, among others, raised doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its creditors, investors and customers, and its ability to successfully mass produce and market its products at economically feasible levels. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

2)	Streamlining operations to increase efficiencies: The Company expects to make changes to certain operational processes in order to increase production.

3)
Seeking additional sources of revenue:  The Company is pursuing additional distribution of its current product line and is introducing new products in order to increase its sales. BlueLinx and other distributors partner with the Company in aggressively marketing the Company’s products.

4)
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

5)
Restructuring existing debt to improve short-term liquidity:  The Company’s mortgage loan with Liberty Bank was extended from April 15, 2010 to April 15, 2012, and its line of credit was extended from April 15, 2010 to July 15, 2010. The Company is currently working to restructure its line of credit as part of a larger financing, which it fully expects to accomplish in the near term.

6)
Starting its Watts recycling facility:  The Company expects its Watts recycling facility to reduce raw material costs and generate additional sales of recycled materials in 2010 once the second phase of the facility is completed, which will allow for the production of recycled plastic pellets.

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

	2009	2010
	(unaudited)	(unaudited)
Receivables	$(4,502)	$858
Inventories	3,781	(3,206)
Prepaid expenses and other	671	407
Accounts payable – trade and related parties	(1,447)	2,549
Accrued liabilities	(1,225)	(718)
	$(2,722)	$(110)
Cash paid for interest, net of amounts capitalized of $541 in 2009 and $260 in 2010	$965	$1,124

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	2009	2010
	(unaudited)	(unaudited)
Notes payable for financing insurance policies	1,025	995
Note payable for equipment	─	56
Class A common stock issued in payment of accounts payable	─	50
Investment tax credit related to construction of fixed assets	754	─
Amortized discount on Allstate note payable	193	─

Note 5: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.  The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement.  Sales are recorded net of discounts, rebates and returns, which were $0.4 million and $0.7 million for the quarters ended June 30, 2009 and 2010, respectively, and $0.7 million and $2.3 million for the six months ended June 30, 2009 and 2010, respectively. The increase for the six months ended June 30, 2010 was due to the replacement of our discontinued style of handrail with an updated handrail product line for Lowe’s.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
		(unaudited)
Parts and supplies	$1,470	$1,471
Raw materials	2,416	3,817
Work in process	1,041	1,360
Finished goods	1,868	3,353
	$6,795	$10,001

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

Concentration Risk

The Company’s revenues are derived principally from national and regional building products distributors and BlueLinx, the Company’s primary decking customer. The ChoiceDek® brand of decking products sold to BlueLinx are in turn sold exclusively to Lowe’s. BlueLinx is also one of the Company’s MoistureShield® decking customers. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers. The Company derived most of its revenue from Weyerhaeuser, its distributor of ChoiceDek® products prior to the change to BlueLinx in May 2010, in the second quarter and first six months of 2009 and 2010. BlueLinx is the only other customer that accounted for more than 10% of sales during the second quarter of 2010.

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

Share-Based Payments

The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost in the financial statements. Compensation cost is recognized as the awards vest. Since 2005, the Company has used restricted stock awards as its exclusive form of stock-based compensation. The Company issued 47,342 unrestricted shares of stock in the second quarter of 2010 for the vested portion of employee and director restricted stock awards.

The Company measures the cost of goods and services received in exchange for an equity instrument at the fair value of the goods and services received or the fair value of the equity instrument issued, whichever is more reliably measurable. On June 4, 2010, we issued 125,000 shares of our Class A common stock to The Birkhill Group LLC (Birkhill) in settlement of accounts payable for investor relations services. The market value of the securities when issued was $50,000.

Note 6: Income Taxes

As of June 30, 2010, the Company had net operating loss carryforwards that are available to reduce future taxable income and will expire in 2010 through 2029 if not utilized. As there has been insufficient certainty that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company carries a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. As a result, no income tax provision has been recorded for the quarter and six months ended June 30, 2009 and 2010.

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

In computing diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. The exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations for the six months ended June 30, 2009. Therefore, basic EPS and diluted EPS were computed in the same manner for that period. Additionally, all potential common shares for the three and six months ended June 30, 2010 are antidilutive. Therefore, basic EPS and diluted EPS were computed in the same manner for those periods. The following schedule presents a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation for the three months ended June 30, 2009 (in thousands, except share and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income applicable to common stock	$1,342	49,223,805	$0.03

Effect of Dilutive Securities
Convertible preferred stock	198	7,487,720

Diluted EPS
Net income applicable to common stock
plus assumed conversions	$1,540	56,711,525	$0.03

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at June 30, 2009 and 2010. The following schedule presents antidilutive securities for the quarters and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Options	1,174,000	1,049,000	1,174,000	1,049,000
Warrants	3,787,880	3,787,880	3,787,880	3,787,880
Restricted common stock	1,576,770	2,060,000	1,576,770	2,060,000
Series D preferred stock	-	7,487,720	7,487,720	7,487,720

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.

Note 8:  Financing

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended from April 15, 2010 to July 15, 2010. The Company is currently working to restructure the line, which it fully expects to accomplish in the near term. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate of 9%. The maximum amount that may be drawn on the line at one time is the lesser of $7.8 million and the borrowing base. At June 30, 2010, the borrowing base was $8.5 million, but the line of credit balance was $7.8 million, leaving no funds available to borrow. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory, excluding parts and supplies. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer. In conjunction with restructuring the line of credit, the Company will be renegotiating the fees it pays to Ms. Brooks as compensation for her guarantees.

The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. The Company was not in compliance with the debt service coverage, current ratio, and accounts payable covenants as of June 30, 2010. Liberty Bank has not waived the covenants, and as such could enforce all remedies available to it under the loan agreement. However, as previously discussed, Liberty Bank has continued to work with the Company and has extended the line of credit eleven times.

Mortgage Loan

The Company’s $1.7 million mortgage loan from Liberty Bank with an extended maturity date of April 15, 2010 was extended to April 15, 2012. Payments on the loan will continue at $16,545 per month with the balance of the loan due at maturity.

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3%. The loan is being made pursuant to the American Recovery and Reinvestment Act (ARRA) State Energy Program for the State of Oklahoma, and will fund the second phase of AERT's new recycling facility in Watts, Oklahoma. Payments on the loan are scheduled to commence on the earlier of project completion or July 1, 2011.

Arkansas Economic Infrastructure Funding

On March 30, 2010, the Company entered into a grant agreement with the City of Springdale and the Arkansas Economic Development Commission (AEDC) in the amount of $170,000. Part of the grant funds have been used to pay for a new packaging line in the Springdale North plant. On June 4, 2010, the Company accepted an offer of additional grant funding in the amount of $150,000 that would be combined with and become a part of the initial grant provided by AEDC, bringing the total amount of that grant to $320,000. The Company expects to sign final grant agreements shortly. The new grant funding and the remainder of the initial grant will be used to relocate an extrusion line from AERT’s plant at Junction, Texas to the Springdale South Plant. AERT expects to create 84 jobs in its operations in Arkansas as a result of the grant funding from AEDC.

Note 9: Commitments and Contingencies

Advanced Environmental Recycling Technologies, Inc. v. Fort Mason Master, L.P. and Fort Mason Partners, L.P.

On August 19, 2009, AERT filed a complaint for declaratory and injunctive relief in the Court of Chancery of the State of Delaware (the Court) against Fort Mason Master, L.P. and Fort Mason Partners, L.P. (the Funds), requesting that the Court enter an order that AERT has no obligation to redeem its Series D preferred stock held by the Funds and that the Funds be required to comply with the terms of the preferred stock agreements. Prior to AERT filing a complaint, the Funds indicated to the Company their belief that they were entitled to have their stock redeemed (representing $4.0 million of initial investment) because of the Company’s accruing but not paying cumulative dividends, allegedly misrepresenting their redemption rights, and/or failing to pay late registration penalties. The Company denies and disputes these allegations. AERT is also seeking a ruling to clarify its obligation with respect to late registration penalties attributable to delays in getting its S-3 resale registration statement for the preferred stock effective as a result of circumstances beyond its control. At June 30, 2010, the Company had $0.4 million accrued relating to these late registration penalties.

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

AERT responded to the counterclaims on February 4, 2010. In its response, AERT denied the allegations of the Funds and requested that the Court enter an order dismissing the counterclaims, declaring that AERT has no current obligation to redeem the preferred stock, requiring the Funds to comply with the rights and obligations in connection with the Series D preferred stock under Delaware law, and awarding AERT its attorneys’ fees and expenses related to this lawsuit.

On April 27, 2010, the Funds filed a motion for summary judgment on their counterclaims. AERT filed its answering brief with the Court on June 16, 2010 and the Funds filed their reply brief on July 2, 2010. A hearing is currently scheduled with the Court on August 13, 2010.

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

At June 30, 2010, AERT had a total remaining balance in accrued expenses and notes payable of $6.5 million associated with the settlement of the class action lawsuit. The estimate included $5.8 million remaining for the claims resolution process and $0.7 million remaining to be paid for plaintiffs’ attorney fees in 2010. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

Other Matters

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Note 10: Subsequent Event

At the Company’s annual meeting of stockholders on July 15, 2010, the stockholders approved a proposal to amend the Company’s certificate of incorporation to increase the authorized number of shares of Class A common stock from 100 million to 125 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2010

The following table sets forth selected information from our statements of operations (in thousands).

	Three Months Ended June 30,
	2009	2010	% Change
Net sales	$22,088	$23,229	5.2%
Cost of goods sold	16,929	17,230	1.8%
% of net sales	76.6%	74.2%
Gross margin	5,159	5,999	16.3%
% of net sales	23.4%	25.8%

Selling and administrative costs	2,996	3,461	15.5%
% of net sales	13.6%	14.9%
Operating income	2,163	2,538	17.3%
% of net sales	9.8%	10.9%
Gain from fixed asset disposition	25	5	-80.0%
Late registration fees	273	-	-100.0%
Net interest expense	(918)	(1,073)	16.9%
Income before dividends	1,543	1,470	-4.7%
% of net sales	7.0%	6.3%
Dividends on preferred stock	(201)	(198)	-1.5%
Net income applicable to common stock	$1,342	$1,272	-5.2%
% of net sales	6.1%	5.5%

NetSales

Second quarter 2010 sales were up 5% from second quarter 2009 sales. The increase is due to additional distribution for our MoistureShield decking products.

Cost of Goods Sold and Gross Margin

Cost of goods sold was lower as a percentage of sales in the second quarter of 2010 compared to the second quarter of 2009 due to our cost-cutting measures implemented in 2009. Lower costs in 2010 resulted in an increase in gross margin as a percentage of sales to 26% in the second quarter of 2010 from 23% in 2009. In addition to our cost-cutting measures, we intend to lower our plastic raw material costs as well as some operating costs with the addition of our new, more efficient plastic recycling facility near Watts, Oklahoma, which started up in February 2010.

Selling and Administrative Costs

Selling and administrative costs were up $0.5 million in the second quarter of 2010 compared to the second quarter of 2009. The increase was due primarily to additional advertising and promotion costs. Advertising costs were higher than last year due in part to the reversal of $0.2 million of advertising costs in the second quarter of 2009. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, depreciation, travel, professional fees, and commissions.

Earnings

Our net income dropped slightly in the second quarter of 2010 compared to the second quarter of 2009 as a result of the increase in selling and administrative costs and a waiver of late registration fees of $0.3 million in 2009 that reduced expenses for that period.  Additionally, interest costs increased by $0.2 million in the second quarter of 2010 due primarily to the expensing of interest costs on the Watts bond that were previously capitalized during the construction period.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2010

The following table sets forth selected information from our statements of operations (in thousands).

	Six Months Ended June 30,
	2009	2010	% Change
Net sales	$38,734	$39,620	2.3%
Cost of goods sold	30,925	30,467	-1.5%
% of net sales	79.8%	76.9%
Gross margin	7,809	9,153	17.2%
% of net sales	20.2%	23.1%

Selling and administrative costs	6,200	6,109	-1.5%
% of net sales	16.0%	15.4%
Operating income	1,609	3,044	89.2%
% of net sales	4.2%	7.7%
Gain from fixed asset disposition	54	6	-88.9%
Late registration fees	273	-	-100.0%
Net interest expense	(1,814)	(1,779)	-1.9%
Income before dividends	122	1,271	941.8%
% of net sales	0.3%	3.2%
Dividends on preferred stock	(409)	(396)	-3.2%
Net income (loss) applicable to common stock	$(287)	$875	*
% of net sales	-0.7%	2.2%
 ____________________________________
* Not meaningful as a percentage change.

NetSales

Sales for the first six months of 2010 were up 2% from second quarter 2009 sales. In 2010, we replaced our discontinued style of ChoiceDek handrail with an updated ChoiceDek handrail product line at Lowe’s stores, which resulted in an unusually large return amount. We expect the new handrail products combined with fully stocked shelves to result in increased sales of handrail products in 2010. Before the return of discontinued handrail, net sales increased $2.1 million, or 5%.

Cost of Goods Sold and Gross Margin

Cost of goods sold was lower in the first six months of 2010 compared to the first six months of 2009 due to our cost-cutting measures implemented in 2009. Lower costs in 2010 resulted in an increase in gross margin as a percentage of sales to 23% from 20% in 2009. In addition to our cost-cutting measures, we intend to lower our plastic raw material costs as well as some operating costs with the addition of our new, more efficient plastic recycling facility near Watts, Oklahoma, which started up in February 2010.

Selling and Administrative Costs

Selling and administrative costs were down $0.1 million in the first six months of 2010 compared to the first six months of 2009. We were able to hold our costs down despite additional spending on advertising and promotions due mainly to cost reductions implemented in 2009. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, depreciation, travel, professional fees, and commissions.

Earnings

We improved our earnings by $1.2 million in the first six months of 2010 compared to the first six months of 2009 as a result of the sales improvement and cost cuts discussed above.

Liquidity and Capital Resources

As a result of closely managing our costs and working capital, we funded our business with cash generated from operations in the first six months of 2010. As discussed in the debt section below, we may require additional financing to support our operations, continue our growth, introduce new products, and service our debt obligations as they come due.

Cash Flows

Cash Flows from Operations

Cash provided by operations in the first six months of 2010 was $4.5 million as compared to $0.9 million in 2009. In 2010, cash used in the increase of inventory was offset by cash provided by a reduction in accounts receivable and an increase in accounts payable. The increase in inventory was due to the purchase of additional plastic for our Watts recycling facility and due to the timing difference between the production of customer orders and their subsequent shipment. The decrease in accounts receivable was due to collections for a large amount of sales made in late December 2009. Accounts payable increased due to a cyclical increase in production in the first six months of 2010 and the startup of our Watts recycling facility.

Cash Flows from Investing Activities

Cash used in investing activities in the first six months of 2010 decreased $4.2 million compared to the same period in 2009. The decrease was due to lower capital expenditures for the construction of our Watts plastic recycling facility.

Cash Flows from Financing Activities

Cash used in financing activities was $1.3 million in the first six months of 2010 compared to cash provided by financing activities of $4.9 million in the first six months of 2009. The $6.2 million change in cash from financing activities was due to the following:

•
In the first six months of 2009 we decreased our debt by $0.6 million more than in 2010 due primarily to the pay down of our line of credit by $1.2 million in 2009, which was offset by the payment of $0.6 million of our Allstate note in 2010.

•	We were able to use $6.8 million in restricted cash in 2009 from our bond project fund for the construction of our Watts plastic recycling facility. Our project fund was fully utilized in 2009.

Working Capital

     At June 30, 2010, we had a working capital deficit of $18.9 million compared to a working capital deficit of $22.8 million at December 31, 2009. The decrease in our deficit in 2010 was due to our net income from operations and the refinancing of our Liberty Bank mortgage loan from a current obligation to a long-term obligation. Components of working capital that fluctuated significantly include inventory, accounts payable and current maturities of long-term debt. See “Cash Flows from Operations” above for an explanation of the inventory and accounts payable fluctuations. Current maturities of long-term debt decreased due to the refinancing of the Liberty Bank debt as stated above.

Property, Plant and Equipment

The changes in our property, plant and equipment in the first six months of 2010 are due primarily to the completion of construction and startup of our Watts recycling facility. The decrease in construction in progress was offset by increases in buildings and equipment.

Arkansas Loan Program

On March 30, 2010, the Company entered into a grant agreement with the City of Springdale and the Arkansas Economic Development Commission (AEDC) in the amount of $170,000. Part of the grant funds have been used to pay for a new packaging line in the Springdale North plant. On June 4, 2010, the Company accepted an offer of additional grant funding in the amount of $150,000 that would be combined with and become a part of the initial grant provided by AEDC, bringing the total amount of that grant to $320,000. The Company expects to sign final grant agreements shortly. The new grant funding and the remainder of the initial grant will be used to relocate an extrusion line from AERT’s plant at Junction, Texas to the Springdale South Plant. AERT expects to create 84 jobs in its operations in Arkansas as a result of the grant funding from AEDC.

Debt

In addition to extending the maturity of certain loans, as discussed below, we continue to explore financing options, including various financial assistance programs sponsored by state and federal governments, as well as less traditional debt and equity financings.

Mortgage Loan

Our $1.7 million mortgage loan from Liberty Bank with an extended maturity date of April 15, 2010 was extended to April 15, 2012. Payments on the loan will continue at $16,545 per month with the balance of the loan due at maturity.

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended from April 15, 2010 to July 15, 2010. The Company is currently working to restructure the line, which it fully expects to accomplish in the near term. The line, which had a balance of $7.8 million at June 30, 2010, is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate of 9%. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to priority liens of Allstate and Liberty Bank. In conjunction with restructuring the line of credit, we will be renegotiating the fees we pay Ms. Brooks as compensation for her guarantee.

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3%. The loan is being made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and will fund the second phase of AERT's new recycling facility in Watts, Oklahoma. Payments on the loan are scheduled to commence on the earlier of project completion or July 1, 2011.

Bonds

We are required to make monthly payments to bond principal and bond interest funds from which semi-annual interest and annual principal payments are made on the bonds.  Additionally, we are required to make payments to our debt service reserve funds for the bonds, if necessary, in order to maintain a minimum balance in the reserve funds. However, Allstate Investments, the holder of the bonds, waived the requirement to make payments to the debt service reserve funds through December 15, 2011. Failure to make the required payments to our bond funds is an event of default under our bond agreements, which would give the bond trustee the option of demanding immediate repayment of the bonds. We did not make certain monthly payments to these funds during 2009 and 2010; however, the bond purchaser waived the event of default concerning loan payments through April 1, 2011. In 2009, $1.9 million was paid from the debt service reserve funds for portions of our semi-annual interest payments and annual principal payments on the bonds. Through June 30, 2010, $0.2 million had been paid from the debt service reserve funds for portions of our semi-annual interest payments on the bonds.

Debt Covenants

Under our 2007 and 2008 bond agreements, as amended, AERT covenants that it will maintain certain financial ratios. The long-term debt service coverage ratio and current ratio were amended in the second quarter of 2010 to lower levels that we believe we can meet. The debt to equity ratio was replaced with a debt to total assets ratio. With the exception of the debt to assets ratio, which is an annual covenant, those ratios in effect at June 30, 2010 are listed in the chart of quarterly covenants below. If we fail to comply with, or to secure a waiver for, certain of the covenants, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy. We were not in compliance with the accounts payable covenant as of June 30, 2010; however, the bond purchaser waived the accounts payable covenant through April 1, 2011.

Our Allstate notes payable have cross-default provisions that caused them to be in technical default at June 30, 2010 due to our non-compliance with the loan covenant discussed above. The covenant was waived by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans.

Bonds Payable and Allstate Notes Payable Debt Covenants	June 30, 2010	Compliance
Long-term debt service coverage ratio for last four quarters of at least 1.00 to 1.00	1.2	Yes
Current ratio of not less than 0.25 to 1.00	0.5	Yes
Not more than 20% of accounts payable in excess of 75 days past invoice date	32%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	1%	Yes

Our line of credit contains the financial covenants listed below. In the case of non-compliance with certain of the covenants, the bank loan could also immediately become due and payable at any time and the bank lender could foreclose on the property used to secure the debt, which could force us into a bankruptcy proceeding before we can refinance this indebtedness. The bank lender for our line of credit, Liberty Bank, has not waived our non-compliance with the covenants, and as such could enforce all remedies available to it under the loan agreement. However, as previously discussed, Liberty Bank has continued to work with us and extended the maturity of the line of credit to July 15, 2010 and extended the maturity of the mortgage loan to April 15, 2012.

Liberty Bank Line of Credit Debt Covenants	June 30, 2010	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	1.2	No
Current ratio of not less than 1.00 to 1.00	0.5	No
Not more than 20% of accounts payable in excess of 75 days past invoice date	32%	No
Not more than 20% of accounts receivable in excess of 90 days past invoice date	1%	Yes

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

Item 4. Controls and Procedures.

Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, J. R. Brian Hanna, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of June 30, 2010 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

During the quarter ended June 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings – (See Note 9: Commitments and Contingencies)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2010, we issued 125,000 shares of our Class A common stock to The Birkhill Group LLC (Birkhill) in settlement of accounts payable for investor relations services. The market value of the securities when issued was $50,000. We believe, due to Birkhill’s relationship with our company, its security industry background and the isolated nature of the transaction, that the issuance of the shares of Class A common stock was exempt from registration under the Securities Act of 1933, as amended, as a private placement pursuant to Section 4(2) of that Act.

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

Date: July 30, 2010

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