Form 10-Q
period 2010-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2010-11-12
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 11, 2010, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 48,777,896 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

 PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2009	2010
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$243	$807
Restricted cash and cash equivalents	-	893
Trade accounts receivable, net of allowance of $7 at December 31, 2009
and $408 at September 30, 2010	5,163	1,372
Inventories	6,795	10,776
Prepaid expenses	707	954
Total current assets	12,908	14,802

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	8,903	17,876
Machinery and equipment	45,296	53,860
Transportation equipment	830	799
Office equipment	2,396	2,402
Construction in progress	16,006	387
Total land, buildings and equipment	75,420	77,313
Less accumulated depreciation	36,240	40,110
Net land, buildings and equipment	39,180	37,203

Other assets:
Debt issuance costs, net of accumulated amortization of $1,538 at December 31, 2009
and $1,695 at September 30, 2010	2,941	2,783
Debt service reserve fund	222	52
Other assets, net of accumulated amortization of $478 at December 31, 2009
and $486 at September 30, 2010	1,087	1,184
Total other assets	4,250	4,019
Total assets	$56,338	$56,024

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2009	2010
Liabilities and Stockholders' Deficit		(unaudited)
Current liabilities:
Accounts payable – trade	$9,078	$12,304
Accounts payable – related parties	636	1,193
Current maturities of long-term debt	2,878	3,494
Current maturities of capital lease obligations	244	209
Accruals related to expected settlement of class action lawsuit	7,245	5,460
Other accrued liabilities	6,578	6,217
Working capital line of credit	7,829	7,829
Notes payable	1,238	378
Total current liabilities	35,726	37,084

Long-term debt, less current maturities	28,260	27,070
Capital lease obligations, less current maturities	401	251
	28,661	27,321

Accrued dividends on convertible preferred stock	948	1,541

Commitments and contingencies (see Note 10)

Stockholders' deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 748,772 shares issued and outstanding at December 31, 2009 and September 30, 2010;
aggregate liquidation preference of $19,768 at December 31, 2009 and September 30, 2010	7	7
Class A common stock, $.01 par value; 125,000,000 shares authorized; 48,105,554
shares issued and outstanding at December 31, 2009 and 48,277,896 at September 30, 2010	481	483
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized;
1,465,530 shares issued and outstanding at December 31, 2009 and September 30, 2010	15	15
Warrants outstanding; 3,787,880 at December 31, 2009 and September 30, 2010	1,533	1,533
Additional paid-in capital	52,711	52,970
Accumulated deficit	(63,744)	(64,930)
Total stockholders' deficit	(8,997)	(9,922)
Total liabilities and stockholders' deficit	$56,338	$56,024

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net sales	$19,099	$16,165	$57,833	$55,786
Cost of goods sold	14,046	13,958	44,971	44,425
Estimated liability for claims from class action settlement	5,100	-	5,100	-
Gross margin	(47)	2,207	7,762	11,361

Selling and administrative costs	3,027	2,900	9,227	9,009
Operating income (loss)	(3,074)	(693)	(1,465)	2,352

Other income (expenses):
Gain from fixed asset disposition	-	-	54	6
Late registration fees	-	-	273	-
Net interest expense	(799)	(1,172)	(2,613)	(2,951)
Loss before dividends	(3,873)	(1,865)	(3,751)	(593)
Dividends on preferred stock	(198)	(198)	(607)	(593)
Net loss applicable to common stock	$(4,071)	$(2,063)	$(4,358)	$(1,186)

Loss per share of common stock (basic and diluted)	$(0.08)	$(0.04)	$(0.09)	$(0.02)

Weighted average common shares outstanding
(basic and diluted)	49,542,846	49,743,426	49,221,015	49,643,495

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:
Net loss applicable to common stock	$(4,358)	$(1,186)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	4,330	4,722
Dividends on preferred stock	607	593
Increase in accounts receivable allowance	-	401
Gain from fixed asset disposition	(54)	(6)
Increase in cash restricted for interest costs	(705)	(413)
Decrease in other assets	690	65
Changes in current assets and current liabilities	3,755	1,843
Net cash provided by operating activities	4,265	6,019

Cash flows from investing activities:
Purchases of land, buildings and equipment	(8,516)	(2,311)
Proceeds from disposition of equipment	54	6
Net cash used in investing activities	(8,462)	(2,305)

Cash flows from financing activities:
Net payments on line of credit	(1,700)	-
Payments on notes	(1,033)	(2,485)
Payments on capital lease obligations	(160)	(185)
(Increase) decrease in cash restricted for payment of debt and construction costs	7,577	(480)
Net cash provided by (used in) financing activities	4,684	(3,150)

Increase in cash and cash equivalents	487	564
Cash and cash equivalents, beginning of period	1,238	243
Cash and cash equivalents, end of period	$1,725	$807

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

Note 3: Future Operations

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company had a working capital deficit of $22.3 million and a stockholders’ deficit of $9.9 million. It incurred losses from operations of $1.1 million and $19.8 million for the years ended December 31, 2009 and 2008, respectively. The Company has limited additional financial resources available to support its operations and has relied over the last two years on extensions of certain of its financings by its lenders and the additional support of its vendors and major shareholder. The Company has received approval for additional financial assistance from the states of Arkansas and Oklahoma in the total amount of $3.3 million to expand its operations and increase sales (see Note 9: Financing). However, the Company will require additional financial resources in order to fund maturities of debt and other obligations as they become due, or will need to work with its lenders to restructure its debt or receive forbearance on certain debt payments. These factors, among others, raised doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its creditors, investors and customers, and its ability to successfully mass produce and market its products at economically feasible levels. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company plans to resolve its current liquidity issue and structure its operations to grow its business, improve its margins and generate net income in order to maximize shareholder value. The Company’s immediate liquidity issue is being addressed by:

1)	Increasing sales volumes: The Company expects to increase its sales by introducing new products to the marketplace.

2)	Implementing additional cost reductions: A substantial amount of cost has already been eliminated from the Company’s operations and additional cost reductions are being identified and implemented.

3)	Streamlining operations to increase efficiencies: The Company expects to make changes to certain operational processes in order to increase production.

4)
Seeking additional sources of revenue through increased market share:  The Company is pursuing additional distribution of its current product line and is introducing new products in order to increase its sales. BlueLinx and other distributors partner with the Company in aggressively marketing the Company’s products.

5)
Pursuing additional funding to provide liquidity while restructuring the business:  The Company is investigating potential sources of financing, including less traditional debt and equity financing opportunities.

6)
Restructuring existing debt to improve short-term liquidity:  The Company’s mortgage loan with Liberty Bank was extended from April 15, 2010 to April 15, 2012, and its line of credit was extended from July 15, 2010 to October 15, 2010. The Company is currently working to restructure its line of credit as part of a larger financing.

7)
Completing the second phase of its Watts recycling facility:  The Company expects its Watts recycling facility to reduce raw material costs and generate additional sales of recycled materials once the second phase of the facility is completed, which will allow for the production of recycled plastic pellets for sales to third parties.

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

	2009	2010
	(unaudited)	(unaudited)
Receivables	$(1,591)	$3,391
Inventories	4,311	(3,982)
Prepaid expenses and other	1,541	748
Accounts payable – trade and related parties	(4,303)	3,832
Accrued liabilities	3,797	(2,146)
	$3,755	$1,843
Cash paid for interest, net of amounts capitalized of $811 in 2009 and $260 in 2010	$1,276	$1,622

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	2009	2010
	(unaudited)	(unaudited)
Notes payable for financing insurance policies	1,025	995
Note payable for equipment	─	56
Class A common stock issued in payment of accounts payable	─	50
Investment tax credit related to construction of fixed assets	754	─
Amortized discount on Allstate note payable	193	─

Note 5: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.  The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement.  Sales are recorded net of discounts, rebates and returns, which were $0.3 million and $0.7 million for the quarters ended September 30, 2009 and 2010, respectively, and $1.0 million and $3.0 million for the nine months ended September 30, 2009 and

2010, respectively. The increase for the nine months ended September 30, 2010 was due to the replacement of our discontinued style of handrail with an updated handrail product line for Lowe’s.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
		(unaudited)
Parts and supplies	$1,470	$1,294
Raw materials	2,416	4,070
Work in process	1,041	2,396
Finished goods	1,868	3,016
	$6,795	$10,776

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

Concentration Risk

The Company’s revenues are derived principally from national and regional building products distributors and BlueLinx, the Company’s primary decking customer. The ChoiceDek® brand of decking products sold to BlueLinx are in turn sold exclusively to Lowe’s. BlueLinx is also one of the Company’s MoistureShield® decking customers. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers. The Company derived most of its revenue prior to May 2010 from Weyerhaeuser, its distributor of ChoiceDek® products prior to the change to BlueLinx. Since the change, the Company has derived most of its revenue from BlueLinx.

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

Note 6: Related Party Transaction

In September 2010, the Company purchased plastic equipment from Joe Brooks, the Company’s chairman and chief executive officer. The total purchase price of the equipment was $0.2 million and was included in accounts payable – related parties at September 30, 2010.

Note 7: Income Taxes

As of September 30, 2010, the Company had net operating loss carryforwards that are available to reduce future taxable income and will expire in 2010 through 2029 if not utilized. As there has been insufficient certainty that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company carries a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. As a result, no income tax provision has been recorded for the quarter and nine months ended September 30, 2009 and 2010.

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

Note 8: Earnings Per Share

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

In computing diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. The exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for the three and nine months ended September 30, 2009 and 2010. Therefore, basic EPS and diluted EPS were computed in the same manner for those periods.

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at September 30, 2009 and 2010. The following schedule presents antidilutive securities for the quarters and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Options	1,174,000	1,049,000	1,174,000	1,049,000
Warrants	3,787,880	3,787,880	3,787,880	3,787,880
Restricted common stock	1,503,270	2,030,000	1,503,270	2,030,000
Series D preferred stock	7,487,720	7,487,720	7,487,720	7,487,720

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.

Note 9:  Financing

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended from July 15, 2010 to October 15, 2010. The Company is currently working to restructure and extend the line. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate of 9%. The maximum amount that may be drawn on the line at one time is the lesser of $7.8 million and the borrowing base. At September 30, 2010, the borrowing base was overdrawn, leaving no funds available to borrow. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory, excluding parts and supplies. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer. In addition to her personal guarantee, Ms. Brooks has pledged real estate collateral. In conjunction with restructuring the line of credit, the Company will be renegotiating the fees it pays to Ms. Brooks as compensation for her guarantees.

The credit facility includes a debt service coverage ratio, current ratio, and accounts payable and accounts receivable aging covenants, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. The Company was not in compliance with the debt service coverage, current ratio, and accounts payable covenants as of September 30, 2010. Liberty Bank has not waived the covenants, and as such could enforce all remedies available to it under the loan agreement. However, as previously discussed, Liberty Bank has continued to work with the Company and has extended the line of credit twelve times.

Allstate Debt

The Company did not make the October 2010 principal payment in the amount of $0.2 million on its Allstate bridge loan that had a balance of $5.4 million at September 30, 2010. Failure to make a principal payment when due is an event of default under the bridge loan agreement. Additionally, the Company did not make the October 2010 bond principal fund and bond interest fund payments totaling $0.3 million on its Allstate bonds that had a balance of $23.2 million at September 30, 2010. The Company is working with Allstate to restructure its debts to Allstate.

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

Arkansas Economic Infrastructure Funding

On March 30, 2010, the Company entered into a grant agreement with the City of Springdale and the Arkansas Economic Development Commission (AEDC) in the amount of $170,000. Part of the grant funds have been used to pay for a new packaging line in the Springdale North plant. On June 4, 2010, the Company accepted an offer of additional grant funding in the amount of $150,000 that would be combined with and become a part of the initial grant provided by AEDC, bringing the total amount of that grant to $320,000. The Company expects to sign final grant agreements shortly. The new grant funding and the remainder of the initial grant will be used to relocate equipment, including an idle extrusion line from AERT’s plant at Junction, Texas to the Springdale South plant. AERT expects to create 84 jobs in its operations in Arkansas as a result of the grant funding from AEDC.

Note 10: Commitments and Contingencies

Advanced Environmental Recycling Technologies, Inc. v. Fort Mason Master, L.P. and Fort Mason Partners, L.P.

On August 19, 2009, AERT filed a complaint for declaratory and injunctive relief in the Court of Chancery of the State of Delaware (the Court) against Fort Mason Master, L.P. and Fort Mason Partners, L.P. (the Funds), requesting that the Court enter an order that AERT has no obligation to redeem its Series D preferred stock held by the Funds and that the Funds be required to comply with the terms of the preferred stock agreements. Prior to AERT filing a complaint, the Funds indicated to the Company their belief that they were entitled to have their stock redeemed (representing $4.0 million of initial investment) because of the Company’s accruing but not paying cumulative dividends, allegedly misrepresenting their redemption rights, and/or failing to pay late registration penalties. The Company denied and disputed these allegations. AERT also sought a ruling to clarify its obligation with respect to late registration penalties attributable to delays in getting its S-3 resale registration statement for the preferred stock effective as a result of circumstances beyond its control. At September 30, 2010, the Company had $0.4 million accrued relating to these late registration penalties.

On January 15, 2010, the Funds filed with the Court an answer to the Company’s complaint and a counterclaim against AERT. The Funds denied any allegations made by AERT and claimed that AERT had breached certain terms of the Series D preferred stock agreements, including that AERT failed to pay required dividends, AERT falsely represented that it was not prohibited from redeeming the preferred stock, and AERT failed to timely make effective a registration statement and failed to pay the related late registration penalties. The Funds sought damages and attorneys’ fees from AERT for the alleged breaches of contract.  Additionally, the Funds requested that the Court require AERT to redeem the preferred stock, claiming that the alleged breaches of contract gave the Funds the right to require redemption under the preferred stock agreements.

AERT responded to the counterclaims on February 4, 2010. In its response, AERT denied the allegations of the Funds and requested that the Court enter an order dismissing the counterclaims, declaring that AERT had no current obligation to redeem the preferred stock, requiring the Funds to comply with the rights and obligations in connection with the Series D preferred stock under Delaware law, and awarding AERT its attorneys’ fees and expenses related to this lawsuit.

On April 27, 2010, the Funds filed a motion for summary judgment on their counterclaims. AERT filed its answering brief with the Court on June 16, 2010 and the Funds filed their reply brief on July 2, 2010. On August 6, 2010, AERT and the Funds agreed to dismiss, without prejudice, the pending lawsuit and the claims and counterclaims therein in conjunction with a sale by the Funds of their Series D preferred stock and warrants to a third party.

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

At September 30, 2010, AERT had a total remaining balance in accrued expenses of $5.5 million associated with the settlement of the class action lawsuit. The estimate included $4.9 million remaining for the claims resolution process and $0.6 million remaining to be paid for plaintiffs’ attorney fees. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

Other Matters

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2010

The following table sets forth selected information from our statements of operations (in thousands).

	Three Months Ended September 30,
	2009	2010	% Change
Net sales	$19,099	$16,165	-15.4%
Cost of goods sold	14,046	13,958	-0.6%
% of net sales	73.5%	86.3%
Estimated liability for claims from class action settlement	5,100	-	-100.0%
% of net sales	26.7%	0.0%
Gross margin	(47)	2,207	*
% of net sales	-0.2%	13.7%

Selling and administrative costs	3,027	2,900	-4.2%
% of net sales	15.8%	17.9%
Operating loss	(3,074)	(693)	-77.5%
% of net sales	-16.1%	-4.3%
Net interest expense	(799)	(1,172)	46.7%
Loss before dividends	(3,873)	(1,865)	-51.8%
% of net sales	-20.3%	-11.5%
Dividends on preferred stock	(198)	(198)	0.0%
Net loss applicable to common stock	$(4,071)	$(2,063)	-49.3%
% of net sales	-21.3%	-12.8%
____________________________________
* Not meaningful as a percentage change.

NetSales

Third quarter 2010 sales were down 15% from third quarter 2009 sales. The decrease is due to an effort by our distributors to decrease the amount of inventory they carry and due to lower demand for our products at the retail level.

Cost of Goods Sold and Gross Margin

Cost of goods sold before the 2009 class action lawsuit claims accrual was higher as a percentage of sales in the third quarter of 2010 compared to the third quarter of 2009 due to a decrease in sales and the incurrence of additional costs to operate our new recycling facility in Watts, Oklahoma. In the third quarter of 2009, we revised our estimated class action claims resolution liability, resulting in an additional accrual of $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. Excluding the class action expenses, gross margin declined to 14% of sales in 2010 from 26% in 2009.

Selling and Administrative Costs

Selling and administrative costs were down $0.1 million in the third quarter of 2010 compared to the third quarter of 2009. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, depreciation, travel, professional fees, and commissions.

Earnings

Our net loss was lower in the third quarter of 2010 compared to the third quarter of 2009 as a result of the 2009 class action lawsuit claims accrual. Before the accrual, earnings declined in 2010 from 2009 primarily due to lower sales. Additionally, interest costs increased by $0.4 million in the third quarter of 2010 due primarily to the expensing of interest costs related to the Watts recycling facility that were previously capitalized during the construction period.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2010

The following table sets forth selected information from our statements of operations (in thousands).

	Nine Months Ended September 30,
	2009	2010	% Change
Net sales	$57,833	$55,786	-3.5%
Cost of goods sold	44,971	44,425	-1.2%
% of net sales	77.8%	79.6%
Estimated liability for claims from class action settlement	5,100	-	-100.0%
% of net sales	8.8%	0.0%
Gross margin	7,762	11,361	46.4%
% of net sales	13.4%	20.4%

Selling and administrative costs	9,227	9,009	-2.4%
% of net sales	16.0%	16.1%
Operating income (loss)	(1,465)	2,352	*
% of net sales	-2.5%	4.2%
Gain from fixed assets disposition	54	6	-88.9%
Late registration fees	273	-	-100.0%
Net interest expense	(2,613)	(2,951)	12.9%
Loss before dividends	(3,751)	(593)	-84.2%
% of net sales	-6.5%	-1.1%
Dividends on preferred stock	(607)	(593)	-2.3%
Net loss applicable to common stock	$(4,358)	$(1,186)	-72.8%
% of net sales	-7.5%	-2.1%
____________________________________
* Not meaningful as a percentage change.

NetSales

Sales for the first nine months of 2010 were down 4% from third quarter 2009 sales. In 2010, we replaced our discontinued style of ChoiceDek handrail with an updated ChoiceDek handrail product line at Lowe’s stores, which resulted in an unusually large return amount. Before the return of discontinued handrail, net sales decreased $0.9 million, or 2%.

Cost of Goods Sold and Gross Margin

Cost of goods sold was lower in the first nine months of 2010 compared to the first nine months of 2009 due primarily to lower sales. The 2009 class action lawsuit claims accrual decreased 2009 gross margin by $5.1 million, and resulted in an increase in gross margin in 2010 as a percentage of sales to 20% from 13% in 2009. Before the class action accrual, the 2009 gross margin was 22%.

Selling and Administrative Costs

Selling and administrative costs were down $0.2 million in the first nine months of 2010 compared to the first nine months of 2009. We were able to hold our costs down despite additional spending on advertising and promotions due mainly to cost reductions implemented in 2009. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, depreciation, travel, professional fees, and commissions.

Earnings

Our net loss decreased by $3.2 million in the first nine months of 2010 compared to the first nine months of 2009 as a result of the 2009 class action lawsuit accrual discussed above. Before the class action accrual, our earnings decreased by $1.9 million in 2010.

Liquidity and Capital Resources

As a result of closely managing our costs and working capital, we funded our business with cash generated from operations in the first nine months of 2010. However, we will require additional financing to support our operations, continue our growth, introduce new products, and service our debt obligations as they come due, or we will need to work with our lenders to restructure our debt or receive forbearance on certain debt payments.

Cash Flows

Cash Flows from Operations

     Cash provided by operations in the first nine months of 2010 was $6.0 million as compared to $4.3 million in 2009. In 2010, cash used in the increase of inventory and decrease in accrued liabilities was offset by cash provided by a reduction in accounts receivable and an increase in accounts payable. The increase in inventory was due to the purchase of additional plastic for our Watts recycling facility. The decrease in accrued liabilities was due to the payment of claims related to our class action lawsuit settlement and the replacement of our discontinued style of ChoiceDek handrail with an updated ChoiceDek handrail product line at Lowe’s stores. The decrease in accounts receivable was due to collections for a large amount of sales made in late December 2009 and an increase in our accounts receivable allowance for rebates. Accounts payable increased due to a cyclical increase in production in the first nine months of 2010, the construction and startup of our Watts recycling facility and our net loss for the first nine months of 2010.

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of 2010 decreased $6.2 million compared to the same period in 2009. The decrease was due to lower capital expenditures for the construction of our Watts plastic recycling facility.

Cash Flows from Financing Activities

Cash used in financing activities was $3.1 million in the first nine months of 2010 compared to cash provided by financing activities of $4.7 million in the first nine months of 2009. The $7.8 million change in cash from financing activities was due to the following:

•
In the first nine months of 2009 we decreased our debt by $0.2 million more than in 2010 due primarily to the pay down of our line of credit by $1.7 million in 2009, which was offset by the payment of $1.4 million of our Allstate notes in 2010.

•	We were able to use $7.6 million in restricted cash in 2009 from our bond project fund for the construction of our Watts plastic recycling facility. Our project fund was fully utilized in 2009.

Working Capital

     At September 30, 2010, we had a working capital deficit of $22.3 million compared to a working capital deficit of $22.8 million at December 31, 2009. The decrease in our deficit in 2010 was due to our operating income. Components of working capital that fluctuated significantly from December 31, 2009 include accounts receivable, inventory, accounts payable and accrued liabilities. See “Cash Flows from Operations” above for an explanation of these items. Additionally, restricted cash increased $0.9 million in 2010 from $0 at December 31, 2009 due to required monthly payments into our bond principal and bond interest funds, from which semi-annual interest payments and annual principal payments are made on our bonds. The semi-annual interest payments are due on June 15th and December 15th of each year, and the annual principal payments are due on December 15th of each year.

Property, Plant and Equipment

The changes in our property, plant and equipment in the first nine months of 2010 are due primarily to the completion of construction and startup of our Watts recycling facility. The decrease in construction in progress was offset by increases in buildings and equipment.

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

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended from July 15, 2010 to October 15, 2010. The Company is currently working to restructure and extend the line. The line, which had a balance of $7.8 million at September 30, 2010, is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate of 9%. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, and by Joe Brooks, the Company’s chairman and chief executive officer, and Steve Brooks, the Company’s chief operating officer. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to priority liens of Allstate and Liberty Bank. In conjunction with restructuring the line of credit, we will be renegotiating the fees we pay Ms. Brooks as compensation for her guarantee.

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

Bonds

We are required to make monthly payments to bond principal and bond interest funds from which semi-annual interest and annual principal payments are made on the bonds.  Additionally, we are required to make payments to our debt service reserve funds for the bonds, if necessary, in order to maintain a minimum balance in the reserve funds. However, Allstate Investments, the holder of the bonds, waived the requirement to make payments to the debt service reserve funds through December 15, 2011. Failure to make the required payments to our bond funds is an event of default under our bond agreements, which would give the bond trustee the option of demanding immediate repayment of the bonds. We did not make certain monthly payments to these funds during 2009 and 2010; however, the bond purchaser waived the event of default concerning loan payments through April 1, 2011. In 2009, $1.9 million was paid from the debt service reserve funds for portions of our semi-annual interest payments and annual principal payments on the bonds. Through September 30, 2010, $0.2 million had been paid from the debt service reserve funds for portions of our semi-annual interest payments on the bonds.

Bridge Loan

We did not make the October 2010 principal payment in the amount of $0.2 million on our Allstate bridge loan that had a balance of $5.4 million at September 30, 2010. Failture to make a principal payment when due is an event of default under the bridge loan agreement. We are working with Allstate to restructure our debts to Allstate.

Debt Covenants

Under our 2007 and 2008 bond agreements, as amended, AERT covenants that it will maintain certain financial ratios. The long-term debt service coverage ratio and current ratio were amended in the second quarter of 2010 to lower levels that we believe we can meet. The debt to equity ratio was replaced with a debt to total assets ratio. With the exception of the debt to assets ratio, which is an annual covenant, those ratios in effect at September 30, 2010 are listed in the chart of quarterly covenants below. If we fail to comply with, or to secure a waiver for, certain of the covenants, the bond trustee would have the option of demanding immediate repayment of the bonds. In such an event, it could be difficult for us to refinance the bonds, which would give the bond trustee the option to take us into bankruptcy. We were not in compliance with the accounts payable covenant as of September 30, 2010; however, the bond purchaser waived the accounts payable covenant through April 1, 2011.

Our Allstate notes payable have cross-default provisions that caused them to be in technical default at September 30, 2010 due to our non-compliance with the loan covenant discussed above. The covenant was waived by Allstate Investments, which is the investor in the bonds and the holder of the Allstate loans.

Bonds Payable and Allstate Notes Payable Debt Covenants	September 30, 2010	Compliance
Long-term debt service coverage ratio for last four quarters of at least 1.00 to 1.00	1.5	Yes
Current ratio of not less than 0.25 to 1.00	0.4	Yes
Not more than 20% of accounts payable in excess of 75 days past invoice date	42%	No – waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	1%	Yes

Our line of credit contains the financial covenants listed below. In the case of non-compliance with certain of the covenants, the bank loan could also immediately become due and payable at any time and the bank lender could foreclose on the property used to secure the debt, which could force us into a bankruptcy proceeding before we can refinance this indebtedness. The bank lender for our line of credit, Liberty Bank, has not waived our non-compliance with the covenants, and as such could enforce all remedies available to it under the loan agreement. However, as previously discussed, Liberty Bank has continued to work with us and extended the maturity of the line of credit to October 15, 2010 and extended the maturity of the mortgage loan to April 15, 2012.

Liberty Bank Line of Credit Debt Covenants	September 30, 2010	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	1.5	No
Current ratio of not less than 1.00 to 1.00	0.4	No
Not more than 10% of accounts payable in excess of 75 days past invoice date	42%	No
Not more than 20% of accounts receivable in excess of 90 days past invoice date	1%	Yes

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

Item 4. Controls and Procedures.

Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, J. R. Brian Hanna, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of September 30, 2010 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

During the quarter ended September 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings – (See Note 10: Commitments and Contingencies)

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
(principal executive officer)

/s/ J. R. Brian Hanna

J. R. Brian Hanna,
Chief Financial Officer (principal financial officer)
Date: November 12, 2010

Index to Exhibits

Exhibit
Number	Description

10.1	BlueLinx Supplier Agreement

10.2	Ground Lease Agreement between AERT and Razorback Watts, Inc.

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chairman and chief executive officer.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chairman and chief executive officer.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial officer.