Form 10-K
period 2010-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2011-03-31
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing stock price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,519,106 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

Number of shares of common stock outstanding at March 30, 2011: Class A — 48,800,531; Class B — 1,465,530

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2011 annual meeting scheduled to be held in May 2011, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

Part I

Item 1.  Business.

Summary

Advanced Environmental Recycling Technologies, Inc. (AERT), founded in 1988, develops and commercializes technologies to recycle waste polyethylene plastics and develops, manufactures, and markets value added, green building compounds. Our primary products are composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber that has been cleaned, sized and reprocessed, and recycled polyethylene plastics that have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading national companies such as the BlueLinx Corporation (BlueLinx), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior green (environmentally responsible) building alternative for decking, railing, and trim products. We have recently started up of a new Green Age plastic recycling, cleaning and reformulation facility at Watts, OK with the intent of initiating marketing and sales of (green) recycled plastic resins and green filler resins to third parties later in year 2011. It is our intent to have recycled plastic sales become a significant part of our business in the future.

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

Sales and Customer Service.  We provide sales support and customer service through our own marketing department, contract marketing through outside commissioned representatives, through BlueLinx, and through training programs for our customers and their sales associates. We also promote our decking products through interactive displays at national, regional, and local home and garden shows, as well as through in-store displays. Our in-house sales and customer support team is focused on serving commercial decking contractors and customers, and supporting the sales professionals at our regional building products distributors, as well as BlueLinx and Lowe’s. Information and customer service are provided through the websites www.choicedek.com and www.moistureshield.com, and through a national toll-free customer assistance telephone number: 1-800-951-5117.

Cyclical Nature of Building Products Industry.  Our products are used primarily in home improvement and new home construction. The home improvement and housing construction industries are subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. High fuel prices, reduced disposable income, and economic uncertainty in particular can lead to reduced home improvement activity. Reductions in such activity have an adverse effect on the demand for our products. We have focused a large portion of our business on the remodel and repair market segment, which we believe is less cyclical than the new homebuilding market.

Facility Upgrades/Product Innovation.  In our constant pursuit to satisfy our customers, and to keep up with changing trends in the marketplace, we routinely analyze the need to develop new products and improve existing products. We have invested significantly in plastic recycling technology and infrastructure over the last several years, which is also a strategic initiative designed to help insulate our raw materials purchasing from wide price swings associated with the petrochemical markets. As technology has improved, so has the aesthetics of our products, which are overwhelmingly composed of recycled materials. The startup of our next-generation Watts, Oklahoma recycling facility has allowed us to expand into additional customer driven opportunities.

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

ChoiceDek® Decking.  We currently sell our ChoiceDek®-branded decking products in the home improvement warehouse (HIW) market through BlueLinx to Lowe’s. We derived most of our revenue from Weyerhaeuser (our former distributor for ChoiceDek® products) in 2009 and BlueLinx in 2010. No other customers accounted for more than 10% of sales in 2009 or 2010. This market segment primarily focuses on the “do-it-yourself” (“DIY”) market in which homeowners buy, build, and install their own decks. The DIY market is also serviced by The Home Depot, as well as several smaller regional chains. Our decking products are not currently carried in Home Depot, and the ChoiceDek® brand is sold exclusively to Lowe’s. Lowe’s started carrying a higher priced composite decking brand in 2007, which could limit ChoiceDek’s® growth. ChoiceDek® is promoted through in-store displays and an ongoing print and marketing campaign targeting the residential decking market. We maintain a nationwide sales and customer service group. Lowe’s also conducts national print and television ads for the products it carries.

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

Competition

Our products compete with high-grade western pine, cedar and other premium woods, aluminum, high-performance plastics, and an increasing number of composites and other construction materials. We believe that our products have superior characteristics, which make them a better value for the consumer; however, they are more expensive initially than traditional wood products. Additionally, manufacturers of some competing products have long-established ties to the building and construction industry and have well-accepted products. Some of our competitors are larger and have research and development budgets, marketing staffs, and financial and other resources that surpass our resources.

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

Intellectual Property and Proprietary Technology

Our products are built for hostile external environmental conditions. Our recycling processes focus on intensive cleaning and reformulating of our raw materials prior to extrusion. Our extrusion process is unique and focuses on total encapsulation of the wood fibers. Our composite manufacturing process and our development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets that we consider to be proprietary. We have also developed certain methods, processes, and equipment designs for which we have sought additional patent protection. We currently have six patents and six patents pending in the U.S. Our patents cover plastic recycling processes, methods, and apparatus or specially designed equipment as well as the composite product that we manufacture. The composite product patent was issued in 1998 and expires in 2015. This patent covers the unique properties, formulation and processing parameters of our encapsulated wood/polyethylene plastic composite building material.

One of our patents expired in March 2011. This patent related to an early stage plastic recycling process. We believe the plastic waste stream has diversified and become more complex since the issuance of that patent. We have updated and continue to refine our recycling processes, procedures, and technologies, and included these in later issued patents or pending patent applications. We have taken additional measures to protect our intellectual property and trade secrets by restricting access to our facilities and maintaining a policy of nondisclosure among our associates, which includes requiring confidentiality and nondisclosure agreements. Our patents expire between 2012 and 2021. We recently received a notice of allowance for a pending patent issuance in regard to our mixed recycled plastic resin identification and reformulation technologies. There are 5 patents currently pending. There can be no assurance, however,  that additional patents will continue to issue or if issued, will be defensible in court.

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

Our Watts, Oklahoma plastic recycling facility is designed to allow us to use the less desirable, but low cost, forms of waste polyethylene, which should greatly assist us in regaining a competitive advantage and maintaining a low cost structure. The recycling facility is based on a successful joint development project involving polyethylene film recovery with the Dow Chemical Company earlier in our history. We believe that further refinement of this technology could lead to additional revenue opportunities beyond composite decking and building materials. The recycling facility commenced operations in February 2010.

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

Industry Standards

Building codes exist to provide for safe and effective structures and consistency of structures and construction practices. Our decking and railing products comply with the International Building Code and the International Residential Code as well as the 1997 Uniform Building Code™ (UBC) and the BOCA® National Building Code/1999 (BNBC). The International Code Council – Evaluation Service (ICC-ES) publishes evaluation reports for building products. These reports tell the consumer, commercial or residential, that the products listed in the report comply with code when they are used in the prescribed application and installed according to the manufacturer’s installation instructions. In 2009, we converted from the legacy evaluation report, NER-596, to ESR-2388 from ICC-ES. In Canada, compliance of our products to code is documented in evaluation report CCMC 13191-R from the Canadian Construction Materials Center. We utilize an independent, third-party auditor to ensure continuing compliance of our products to code.

The Company has also received from ICC-ES a Verification of Attributes Report (VAR-1015) that verifies the content of recycled materials in our decking, railing and OEM products.

Employees

During 2010, we reduced our workforce by approximately 60 as we continued to restructure our operations to improve efficiencies and lower costs. At December 31, 2010, we employed 403 associates, of whom 402 were full-time associates.

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

In December 2007, we entered into a related party lease for the use of 60 acres in Watts, Oklahoma where we commenced construction of an additional plastics recycling facility in September 2008. This facility commenced operations in February 2010, and is used to recycle lower grades of polyethylene plastic scrap in an effort to reduce our costs of recycled plastics and value added compounds. The facility also allows for potential sales of recycled plastics to third parties.

Item 3.  Legal Proceedings. – See Note 11: Commitments and Contingencies

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock was traded on the Nasdaq Capital Market under the symbol AERT from January 1, 2009 to December 28, 2009. Due to the Company's inability to demonstrate compliance with the Nasdaq Stock Market’s continued listing requirements, the Company’s shares ceased to be listed on the Nasdaq Capital Market on December 29, 2009, at which time the OTC Bulletin Board began providing quotes for the Company’s shares. The Company’s shares will continue to trade under the symbol AERT. As of March 31, 2011, there were approximately 1,400 holders of record of our Class A common stock and 11 holders of record of our Class B common stock. The closing price of our common stock was $0.18 on December 31, 2010. We have not previously paid cash dividends on our common stock and there are currently restrictions under various debt obligations and our Series E preferred stock designation that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly sales prices (as reported by Nasdaq) of our Class A common stock for the years ended December 31, 2009 and 2010.

Sales Price Range of Class A Common Stock	High	Low
Fiscal 2009
First Quarter	$0.35	$0.12
Second Quarter	0.75	0.26
Third Quarter	0.70	0.20
Fourth Quarter	0.58	0.30

Fiscal 2010
First Quarter	0.45	0.28
Second Quarter	0.49	0.36
Third Quarter	0.40	0.25
Fourth Quarter	0.37	0.15

No repurchases of common stock took place during 2009 or 2010.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, regarding shares outstanding and available for issuance under our existing equity compensation plans.

	Number of securities		Number of securities remaining
	to be issued	Weighted average	available for future issuance
	upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	the first column of this table)*
Equity compensation plans
approved by security holders	1,049,000	$1.68	3,890,673
Equity compensation plans
not approved by security holders	-	-	-
Total	1,049,000	$1.68	3,890,673

____________________
* The amount in this column represents the sum of restricted stock units available for grant (1,790,673) and restricted stock units granted but only issuable upon satisfaction of vesting or other conditions (2,100,000 units with a weighted average grant date fair value of $0.51).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2010 Summary

2010 continued to be a challenging year for the building materials industry and for AERT, marked by lower sales to our distributors, who maintained low inventory levels, and a decline in sales at the retail level. An independent study reported that the building materials market size had shrunk from $5.4 billion in 2006 to $2.7 billion in 2010.

Results of Operations

Two Year Comparison (in thousands)

	2009	2010	% Change
Net sales	$71,073	$69,819	-1.8%
Cost of goods sold	55,223	58,922	6.7%
% of net sales	77.7%	84.4%
Estimated liability for claims from class action settlement	5,100	-	-100.0%
% of net sales	7.2%	0.0%
Gross margin	10,750	10,897	1.4%
% of net sales	15.1%	15.6%

Selling and administrative costs	11,924	11,804	-1.0%
% of net sales	16.8%	16.9%
Operating loss	(1,174)	(907)	-22.7%
% of net sales	-1.7%	-1.3%
Other expenses:
Gain (loss) from asset impairment and disposition	92	(136)	*
Late registration fees	273	-	-100.0%
Net interest expense	(3,396)	(4,023)	18.5%
Loss before dividends	(4,205)	(5,066)	20.5%
% of net sales	-5.9%	-7.3%
Dividends on preferred stock	(805)	(791)	-1.7%
Net loss applicable to common stock	$(5,010)	$(5,857)	16.9%
% of net sales	-7.0%	-8.4%

____________
* Not meaningful as a percentage change

Sales

For the year ended December 31, 2010, net sales decreased 2% from 2009. In 2010, we replaced our discontinued style of ChoiceDek handrail with an updated ChoiceDek handrail product line at Lowe’s stores, which resulted in an unusually large return amount. Before the return of discontinued handrail, net sales decreased $0.1 million, or 0.1%. While consumer purchases decline year over year, our sales reduction is attributable, in part, to a reduction of stock inventory carried by BlueLinx in its vendor managed inventory program for Lowe’s combined with a significant reduction and/or elimination of inventory carried by lumber distributors due to fears related to the economy.

Cost of Goods Sold and Gross Margin

Cost of goods sold before the class action settlement accrual increased 7% in 2010 from 2009. The increase was due primarily to the start-up of our Watts recycling facility in 2010. In the third quarter of 2009, we revised our estimated class action claims resolution liability, resulting in an additional accrual of $5.1 million and a 2009 gross margin of 15%. Excluding the class action accrual, our gross margin decreased to 16% in 2010 from 22% in 2009.

Selling and Administrative Costs

Selling and administrative costs were down slightly in 2010 compared to 2009. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, travel, professional fees, and commissions.

Asset Impairment and Other Expenses

Infrequent charges recorded during 2009 include the following:

•
Penalties related to the late registration of shares underlying our Series D preferred stock offering that took place in the fourth quarter of 2007 were waived in the amount of $0.3 million by one of the holders of the preferred stock and that expense was reversed in 2009.

•	In 2009, an additional $5.1 million was expensed due to a revision in our estimated class action claims resolution liability.

Net Loss

The operating loss for 2010 decreased to $0.9 million from $1.2 million in 2009. We incurred a net loss of $5.9 million, or $0.12 per share, in 2010 compared to a net loss of $5.0 million, or $0.10 per share, in 2009. Before the class action claims accrual, we produced net income of $0.1 million in 2009. In addition to the sales decline and increase in cost of goods sold (before the class action accrual) discussed above, an increase in interest expense in 2010 contributed to a higher net loss as compared to 2009. The $0.6 million increase in interest expense resulted primarily from the expensing of interest on our Watts industrial development bond in most of 2010, which was capitalized during the construction of the Watts facility in 2009.

Liquidity and Capital Resources

As a result of closely managing our costs and working capital, we funded our business primarily with cash generated from operations in 2010. As discussed in the debt section below, we may require additional financing to support our operations, resume growth, introduce new products, and service our debt obligations as they come due.

Cash Flows

Cash Flows from Operations

Cash provided by operations in 2010 was $5.2 million as compared to $7.3 million in 2009. In 2010, cash used in the increase of inventory and decrease in accrued liabilities was more than offset by cash provided by a reduction in accounts receivable and an increase in accounts payable. The increase in inventory was due primarily to the purchase of additional plastic for our Watts recycling facility. The decrease in accrued liabilities was due to the payment of claims related to our class action lawsuit settlement and the replacement of our discontinued style of ChoiceDek handrail with an updated ChoiceDek handrail product line at Lowe’s stores. The decrease in accounts receivable was due to collections for a large amount of sales made in late December 2009 and an increase in our accounts receivable allowance for rebates. Accounts payable increased due to the construction and start-up of our Watts recycling facility.

Cash Flows from Investing Activities

Cash used in investing activities decreased $7.8 million to $2.5 million in 2010 from $10.3 million in 2009. Capital expenditures were higher in 2009 as the bulk of the construction of our Watts plastic recycling facility occurred in 2009.

Cash Flows from Financing Activities

Cash used in financing activities was $1.3 million in 2010 compared to cash provided by financing activities of $1.9 million in 2009. The $3.2 million change in cash from financing activities was due primarily to the following:

•	In 2010 we received $2.6 million in proceeds from the issuance of notes, whereas we received no financing proceeds in 2009.

•
In 2009, we decreased our debt by $2.3 million more than in 2010 due primarily to the pay down of our line of credit by $2.7 million in 2009, which was offset somewhat by an increase in note payments in 2010 of $0.4 million.

•
The net decrease in cash from restricted cash sources in 2010 was $8.3 million. In 2009, we received the remaining $7.6 million from our bond project fund for the construction of our Watts plastic recycling facility. In 2010, we paid a net amount of $0.2 million into our bond principal fund and received a net amount of $0.5 million from the State of Oklahoma, which was restricted for expansion of our Watts recycling facility.

•	In 2010, we issued $0.2 million in Class A common stock in payment of expenses.

Working Capital

At December 31, 2010, we had a working capital deficit of $28.6 million compared to a deficit of $22.8 million at December 31, 2009. The increase in our deficit in 2010 was primarily the result of an increase in current maturities of long-term debt and our net loss for 2010. Components of working capital that fluctuated significantly from December 31, 2009 to December 31, 2010 include accounts receivable, accounts payable, current maturities of long-term debt and accruals related to our class action lawsuit. See “Cash Flows from Operations” above for an explanation of the changes in accounts receivable, accounts payable and accrued liabilities. The increase in current maturities of long-term debt is due to the December 2011 maturity of the $5.4 million 2009 bridge loan. See Subsequent Event – Note 13 for impact on working capital.

Property, Plant and Equipment

The changes in our property, plant and equipment in 2010 are due primarily to the completion of construction and startup of our Watts recycling facility. The decrease in construction in progress was offset by increases in buildings and equipment.

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

Debt

We paid down our debt by $3.3 million in 2010, and received $2.6 million in loan proceeds. We continue to explore funding through various financial assistance programs sponsored by state and federal governments. In March 2011, we engaged in a recapitalization that resulted in significant changes to our debt structure. Details of the 2011 recapitalization are discussed in Note 13 to the financial statements and 2010 financing activities are discussed below.

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended multiple times in 2010, and currently matures on March 15, 2012. The Company is currently working to restructure or replace the line, which had a balance of $7.8 million at December 31, 2010. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate of 7.5%, which was lowered in October 2010 from 9%. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, by Joe Brooks, the Company’s chairman and chief executive officer, and by Steve Brooks, the Company’s chief operating officer. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to certain priority liens, and receives a fee as compensation for her guaranty.

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

Bonds

Prior to the recapitalization described in Note 13 to the financial statements, we were required to make monthly payments to bond principal and bond interest funds from which semi-annual interest and annual principal payments were made on the bonds. Additionally, we were required to make payments to our debt service reserve funds for the bonds, if necessary, in order to maintain a minimum balance in the reserve funds. Failure to make the required payments to our bond funds was an event of default under our bond agreements, which would have given the bond trustee the option of demanding immediate repayment of the bonds. We did not make certain monthly payments into our bond funds in 2009 and 2010; however, the holder of the bonds waived the requirement to make payments to the debt service reserve funds through December 15, 2011 and waived the event of default concerning loan payments through April 1, 2011. In 2009, $1.9 million was paid from the debt service reserve funds for portions of our semi-annual interest payments and annual principal payments on the bonds. In 2010, $0.2 million was paid from the debt service reserve funds for portions of our semi-annual interest payments on the bonds. In March 2011, the bonds were exchanged for debt and preferred stock, as discussed in Note 13 to the financial statements.

2009 Bridge Loan

We did not make the monthly principal payments of $0.2 million on the 2009 bridge loan from October 2010 to March 2011. The loan had a balance of $5.4 million at December 31, 2010. Failure to make principal payments when due is an event of default under the bridge loan agreement. The bridge loan was exchanged for preferred stock in March 2011, as discussed in Note 13 to the financial statements.

2010 Note

In December 2010, we received a loan of $2.0 million from H.I.G. AERT, LLC (“H.I.G.”), an affiliate of H.I.G. Capital, LLC. We issued a promissory note (the “Note”) to H.I.G. in the original principal amount of $2.0 million at a fixed interest rate of 20% per annum, originally maturing February 15, 2011. The maturity date of the Note was later extended to March 15, 2011. We had an option to request up to an additional $0.5 million under the Note prior to maturity, which H.I.G. could fund at its sole discretion. The principal amount of the note was due at maturity and could have been prepaid prior to that time. Interest on the note was due in arrears on the first day of each month. We had the option at each interest payment date to pay the interest in cash or pay the interest by adding it to the principal amount then outstanding on the Note.

The Note contained certain covenants, including restrictions on: (1) the incurrence of additional debt, (2) certain payments if a default existed, and (3) the redemption of, or dividends or distributions on, capital stock. The proceeds of the loan were used to pay certain of our current liabilities. In connection with the Note, we granted H.I.G. a security interest in all of our tangible and intangible property, contracts, and proceeds of the foregoing. The Note was exchanged for other debt in March 2011, as discussed in Note 13 to the financial statements.

Debt Covenants

Under our 2007 and 2008 bond agreements, which were cancelled as part of the recapitalization discussed in Note 13 to the financial statements, we covenanted that we would maintain certain financial ratios. Those ratios are listed in the chart of covenants below. The long-term debt service coverage ratio and current ratio were amended in the second quarter of 2010 to lower levels that we believed we could meet. The debt to equity ratio was replaced with a debt to total assets ratio. Those ratios in effect at December 31, 2010 are listed in the chart of covenants below. If we failed to comply with, or to secure a waiver for, certain of the covenants, the bond trustee had the option of demanding immediate repayment of the bonds. In such an event, it could have been difficult for us to refinance the bonds, which would have given the bond trustee the option to take us into bankruptcy. We were not in compliance with the debt service coverage and accounts payable covenants as of December 31, 2010; however, the bonds purchaser waived the accounts payable covenant through April 1, 2011. Our 2009 bridge loan had cross-default provisions that caused it to be in technical default at December 31, 2010 due to our non-compliance with the loan covenants discussed above.

	December 31, 2010	Compliance
Bonds Payable and HIG Notes Payable Debt Covenants
Long-term debt service coverage ratio for last four quarters of at least 1.00 to 1.00	0.9	No
Current ratio of not less than 0.25 to 1.00	0.3	Yes
Debt to assets ratio of not more than 0.90 to 1.00	0.8	Yes
Not more than 20% of accounts payable in excess of 75 days past invoice date	50%	No-Waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	4%	Yes

Our line of credit contains the financial covenants listed below. In the case of non-compliance with certain of the covenants, the bank loan could become due and payable at any time and the bank lender could foreclose on the property used to secure the debt, which could force us into a bankruptcy proceeding before we can refinance this indebtedness. The bank lender for our line of credit, Liberty Bank, waived any non-compliance with the covenants through November 30, 2011 as part of the recapitalization discussed in Note 13 to the financial statements.

	December 31, 2010	Compliance
Liberty Debt Covenants
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	0.9	No-Waived
Current ratio of not less than 1.00 to 1.00	0.3	No-Waived
Debt to equity ratio of not more than 3.00 to 1.00	(2.87)	No-Waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	50%	No-Waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	4%	Yes

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

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this report.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that such internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit it to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2011 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2011 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2011 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2011 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2011 annual meeting of stockholders.

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

Date: March 31, 2011

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

Signature	Title	Date
/s/ JOE G. BROOKS	Chairman and Chief Executive Officer	March 31, 2011
Joe G. Brooks

/s/ STEPHEN W. BROOKS	Vice Chairman, Chief Operating	March 31, 2011
Stephen W. Brooks	Officer and Secretary

/s/ TIMOTHY D. MORRISON	President and Director	March 31, 2011
Timothy D. Morrison

/s/ JERRY B. BURKETT	Director	March 31, 2011
Jerry B. Burkett

/s/ EDWARD P. CARDA	Director	March 31, 2011
Edward P. Carda

/s/ VERNON J. RICHARDSON	Director	March 31, 2011
Vernon J. Richardson

	Director	March 31, 2011
Michael R. Phillips

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As described in Note 13, the Company entered into a recapitalization transaction subsequent to December 31, 2010.

/s/ HOGANTAYLOR LLP

Fayetteville, Arkansas
March 31, 2011

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2009	2010
Assets
Current assets:
Cash	$243	$1,655
Restricted cash	-	866
Trade accounts receivable, net of allowance of $7 at December 31, 2009
and $110 at December 31, 2010	5,163	2,497
Inventories	6,795	8,169
Prepaid expenses	707	645
Total current assets	12,908	13,832

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	8,903	17,802
Machinery and equipment	45,296	52,232
Transportation equipment	830	757
Office equipment	2,396	2,260
Construction in progress	16,006	459
Total land, buildings and equipment	75,420	75,499
Less accumulated depreciation	36,240	39,635
Net land, buildings and equipment	39,180	35,864

Other assets:
Debt issuance costs, net of accumulated amortization of $1,538 at December 31, 2009
and $1,748 at December 31, 2010	2,941	2,731
Debt service reserve fund	222	43
Other assets, net of accumulated amortization of $478 at December 31, 2009
and $486 at December 31, 2010	1,087	1,017
Total other assets	4,250	3,791
Total assets	$56,338	$53,487

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2009	2010
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$9,078	$11,711
Accounts payable – related parties	636	1,510
Current maturities of long-term debt	2,878	7,622
Current maturities of capital lease obligations	244	203
Accruals related to expected settlement of class action lawsuit	7,245	5,079
Other accrued liabilities	6,578	6,586
Working capital line of credit	7,829	7,829
Notes payable	1,238	2,045
Total current liabilities	35,726	42,585

Long-term debt, less current maturities	28,260	23,313
Capital lease obligations, less current maturities	401	199
	28,661	23,512

Accrued dividends on convertible preferred stock	948	1,739

Commitments and contingencies (see Note 12)

Stockholders' deficit:
Convertible preferred stock, $.01 par value; 5,000,000 shares authorized, 748,772 shares issued and outstanding at December 31, 2009 and 2010; aggregate liquidation preference
of $19,768 at December 31, 2009 and 2010	7	7
Class A common stock, $.01 par value; 125,000,000 shares authorized; 48,105,554
shares issued and outstanding at December 31, 2009 and 48,800,531 at December 31, 2010	481	488
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized;
1,465,530 shares issued and outstanding at December 31, 2009 and 2010	15	15
Warrants outstanding; 3,787,880 at December 31, 2009 and 2010	1,533	1,533
Additional paid-in capital	52,711	53,209
Accumulated deficit	(63,744)	(69,601)
Total stockholders' deficit	(8,997)	(14,349)
Total liabilities and stockholders' deficit	$56,338	$53,487

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2010
Net sales	$71,073	$69,819
Cost of goods sold	55,223	58,922
Estimated liability for claims from class action settlement	5,100	-
Gross margin	10,750	10,897

Selling and administrative costs	11,924	11,804
Operating loss	(1,174)	(907)

Other expenses:
Gain (loss) from asset impairment and disposition	92	(136)
Late registration fees	273	-
Net interest expense	(3,396)	(4,023)
Loss before dividends	(4,205)	(5,066)
Dividends on preferred stock	(805)	(791)
Net loss applicable to common stock	$(5,010)	$(5,857)

Loss per share of common stock (basic and diluted)	$(0.10)	$(0.12)

Weighted average common shares outstanding (basic and diluted)	49,309,251	49,750,807

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

									Additional
	Preferred Stock		Class A Common Stock		Class B Common Stock		Warrants Outstanding		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Value	Capital	Deficit	Total

Balance - December 31, 2008	788,182	$8	47,423,680	$474	1,465,530	$15	3,787,880	$1,533	$52,306	$(58,734)	$(4,398)

Issuances of Class A common stock pursuant
to employee stock award program	-	-	287,774	3	-	-	-	-	(7)	-	(4)
Deferred equity compensation for restricted stock	-	-	-	-	-	-	-	-	415	-	415
Conversion of Series D preferred stock	(39,410)	(1)	394,100	4	-	-	-	-	(3)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(5,010)	(5,010)
Balance - December 31, 2009	748,772	7	48,105,554	481	1,465,530	15	3,787,880	1,533	52,711	(63,744)	(8,997)

Issuances of Class A common stock pursuant
to employee stock award program	-	-	69,977	1	-	-	-	-	(2)	-	(1)
Issuance of Class A common stock in
payment of services	-	-	625,000	6	-	-	-	-	214	-	220
Deferred equity compensation for restricted stock	-	-	-	-	-	-	-	-	286	-	286
Net loss	-	-	-	-	-	-	-	-	-	(5,857)	(5,857)
Balance - December 31, 2010	748,772	$7	48,800,531	$488	1,465,530	$15	3,787,880	$1,533	$53,209	$(69,601)	$(14,349)

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2010
Cash flows from operating activities:
Net loss applicable to common stock	$(5,010)	$(5,857)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	5,730	6,252
Dividends on preferred stock	805	791
(Gain) loss from fixed asset impairment and disposition	(92)	136
Increase in accounts receivable allowance	-	104
Decrease in other assets	1,890	241
Increase in cash restricted for interest costs	-	(153)
Changes in current assets and current liabilities	4,004	3,700
Net cash provided by operating activities	7,327	5,214

Cash flows from investing activities:
Purchases of land, buildings and equipment	(10,312)	(2,532)
Proceeds from disposition of equipment	56	21
Net cash used in investing activities	(10,256)	(2,511)

Cash flows from financing activities:
Proceeds from the issuance of notes	-	2,600
Net payments on line of credit	(2,750)	-
Payments on notes	(2,730)	(3,103)
Payments on capital lease obligations	(216)	(244)
(Increase) decrease in cash restricted for payment of
debt and construction costs	7,630	(714)
Issuance of stock in payment of expenses	-	170
Net cash provided by (used in) financing activities	1,934	(1,291)

Increase (decrease) in cash	(995)	1,412
Cash, beginning of period	1,238	243
Cash, end of period	$243	$1,655

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

On May 13, 2010, the Company changed its distributor for ChoiceDek® products from Weyerhaeuser Company, previously its largest customer, to BlueLinx. The change came primarily as a result of Weyerhaeuser’s decision to transition away from non-lumber products. All ChoiceDek® products are sold by the distributor exclusively to Lowe’s.

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

Note 2:  Summary of Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold agreement. Sales are recorded net of discounts, rebates, and returns, which were $1.5 million and $4.3 million in each of 2009 and 2010, respectively.

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

	Year Ended December 31,
	2009	2010
Receivables	$(3,589)	$2,563
Inventories	3,757	(1,375)
Prepaid expenses and other	2,391	1,163
Accounts payable — trade and related parties	(1,473)	3,507
Accrued liabilities	2,918	(2,158)
	$4,004	$3,700
Cash paid for interest, net of amounts capitalized of $1,080 in 2009 and $260 in 2010	$1,934	$2,498
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities (in thousands):

	Year Ended December 31,
	2009	2010
Notes payable for financing of insurance policies	$1,025	$1,051
Notes payable for equipment	104	56
Investment tax credit related to construction of fixed assets	754	—
Amortized discount on Allstate note payable	193	—
Accounts payable transferred to notes payable	440	—
Accrued liability transferred to note payable	508	—
Class A common stock issued in payment of accounts payable	—	50

Restricted Cash

At December 31, 2010, restricted cash included $0.4 million that was restricted for payment of principal and interest on the Series 2008 bonds and $0.5 million that was restricted for construction and equipment costs at our Watts, Oklahoma plastic recycling facility (see Note 5: Notes Payable and Long-term Debt).

Buildings and Equipment

Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 3 to 6 years and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for the years ended December 31, 2009 and 2010 was $5.1 million and $5.8 million, respectively.

Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.  Interest costs incurred on debt issued to construct facilities are capitalized during the construction period as part of the project cost.  The net amount of capitalized interest in 2009 and 2010 was $1.1 million and $0.3 million, respectively.

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

At December 31, 2009 and 2010, office equipment included $1.0 million and $0.8 million, respectively, related to assets under capital leases, and machinery and equipment included $0.1 million related to assets under capital leases at December 31, 2009 and 2010. At December 31, 2009 and 2010, accumulated depreciation included $0.7 million and $0.8 million, respectively, related to assets under capital leases.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following at December 31 (in thousands):

	2009	2010
Parts and supplies	$1,470	$1,188
Raw materials	2,416	3,462
Work in process	1,041	1,310
Finished goods	1,868	2,209
	$6,795	$8,169

Other Assets

Debt issuance costs are amortized over the term of the related debt. Amortization of debt issuance costs charged to interest expense was $0.2 million for 2009 and 2010.

The net costs for the preparation of patent applications are amortized using the straight-line method over 17 years. The amortization of intangible assets resulted in aggregate expense of $0.2 million for 2009 and $0 for 2010.

The debt service reserve fund was restricted during the life of the bonds payable (see Note 5: Notes Payable and Long-term Debt and Note 13:  Subsequent Event) for payment of principal and interest on the bonds in the case the Company was unable to make those payments.

As of December 31, the Company had the following amounts related to intangible assets (in thousands):

	2009		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Debt issuance costs	$4,479	$1,538	$4,479	$1,748
Patents	486	478	486	486
	$4,965	$2,016	$4,965	$2,234

The unamortized debt issuance costs were written off in March 2011 in connection with the recapitalization discussed in Note 13.

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

The table below presents a rollforward of our allowance for sales returns and bad debts for 2010 and 2009 (in thousands).

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions1	Period
2009	$616	82	-	691	$7
2010	$7	1,150	388	659	$110
________________
1. Charges to the accounts are for the purposes for which the reserve was created.

Warranty Estimates

The Company offers a limited warranty on its products. Estimates of expected warranty claims are recorded as liabilities and charged to income in the period revenue is recognized. Amounts accrued for warranty claims totaled $1.1 million and $0.7 million at December 31, 2009 and 2010, respectively.

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

In computing diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. The exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for the years ended December 31, 2009 and 2010. Therefore, basic EPS and diluted EPS were computed in the same manner for those years.

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at December 31, 2009 and 2010 (see Notes 6 – 8 and Note 13). The following schedule presents antidilutive securities for the years ended December 31.

	2009	2010
Options	1,174,000	1,049,000
Warrants	3,787,880	3,787,880
Restricted common stock	1,503,270	2,100,000
Series D preferred stock	7,487,720	7,556,415

Subsequent to December 31, 2010 (See Note 13), the Company issued 20,524.149 shares of newly authorized Series E preferred stock.

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

Accounts Receivable

    As of December 31, 2010, one customer accounted for 51% of the aged receivables and in December 31, 2009 another customer accounted for 78% of the aged receivable balance. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $0.6 million and $0.7 million in 2009 and 2010, respectively.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $0.3 million and $0.5 million in 2009 and 2010, respectively.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net income.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Note 3:  Related Party Transactions

Leases

In December 2007, the Company entered into a 20-year lease for an existing 16 building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for construction of a waste plastic washing, recycling, and reclamation facility. The property is being leased from Razorback Farms, a corporation controlled by Marjorie S. Brooks, the Company’s largest stockholder and a former director, with payments of .0075 cents per pound of plastic recycled, commencing on January 1, 2009, on a pounds of production, or net throughput of recycled plastic produced, basis with a minimum rent of $1,000 per month. The throughput or production rent is due quarterly and is capped throughout the term of the lease not to exceed $450,000 per year. Rent expense recorded under this lease totaled $12,000 in 2009 and $91,000 in 2010.

Beginning in 2011, from January 1 to March 1, 2011 for a 60-day period and every three years thereafter, the Company shall have the right to purchase the site and an adjoining property of 891 acres required for the operation of its facility at fair market value.

Commissions

The Company employs the services of Tull Sales, Inc. (Tull Sales), as an outside sales representative. Tull Sales is owned by Michael M. Tull, who was a director before leaving the board on June 2, 2009. Commission costs incurred by the Company for services performed by Tull Sales were $0.4 million in 2009.

Guarantees

Marjorie Brooks; Joe Brooks, the Company’s chairman and chief executive officer; and Steve Brooks, the Company’s chief operating officer; personally guarantee repayment of our bank line of credit, which had a balance of $7.8 million at December 31, 2010. Marjorie Brooks also guarantees the Company’s 2009 bridge loan, which had a principal balance of $5.4 million at December 31, 2010. The Company recorded loan guarantee fees of $0.4 million in 2009 and $0.5 million in 2010 to compensate Ms. Brooks for her guarantees.

Other

The balance of accounts payable-related parties included the following amounts:

•	Loan guarantee fees of $0.5 million and $0.9 million at December 31, 2009 and 2010, respectively, owed to Marjorie S. Brooks

•	Lease, contract employee and other charges of $0.1 million and $0.2 million at December 31, 2009 and 2010, respectively, owed to Razorback Farms

•	Accrued board of directors’ fees of $0.2 million at December 31, 2010

•	The total price of plastic equipment purchased from Joe Brooks, the Company’s chairman and chief executive officer, in the amount of $0.2 million at December 31, 2010

Note 4:  Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended multiple times in 2010, and currently matures on March 15, 2012. The Company is currently working to restructure or replace the line, which had a balance of $7.8 million at December 31, 2010. The line of credit balance exceeded the borrowing base of $2,535,912 at December 31, 2010, leaving no funds available to borrow. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory, excluding parts and supplies. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate of 7.5%, which was lowered in October 2010 from 9%. The full amount of the line is guaranteed as to payment by our largest stockholder, Marjorie Brooks, by Joe Brooks, the Company’s chairman and chief executive officer, and by Steve Brooks, the Company’s chief operating officer. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to certain priority liens, and receives a fee as compensation for her guaranty.

The credit facility includes a debt service coverage ratio, current ratio, accounts payable, debt to equity ratio and accounts receivable aging covenants and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. We were not in compliance with the debt service coverage ratio, current ratio, debt to equity ratio and accounts payable covenants as of December 31, 2010. In the case of non-compliance with certain of the covenants, the bank loan could become due and payable at any time and the bank lender could foreclose on the property used to secure the debt, which could force us into a bankruptcy proceeding before we can refinance this indebtedness. The bank lender for our line of credit, Liberty Bank, waived any non-compliance with the covenants through November 30, 2011 as part of the recapitalization discussed in Note 13 below. The amended and restated promissory note requires a $0.1 million principal payment on March 31, 2011 plus payments of, the lesser of $0.25 million, and the amount by which the outstanding principal balance exceeds the borrowing base, per month for four months plus payments, commencing September 2011, for four months, equal to the lesser of $0.1 million and the amount by which the outstanding balance exceeds the borrowing base.

Note 5:  Notes Payable and Long-Term Debt

Notes Payable

	2009	2010
Notes payable consisted of the following at December 31 (in thousands):
19.75% note payable to Allstate, secured by subordinated interest in the collateral securing the bonds payable; principal and interest originally due July 15, 2010	$800	$-
6% note payable to plaintiff attorneys in class action lawsuit; unsecured; principal payable weekly and interest payable at maturity	353	-
10% note payable to State of Arkansas; unsecured; principal and interest payable monthly; maturing February 2010	85	-
20% note payable to H.I.G. AERT, LLC; principal due at maturity of March 15, 2011(c); secured by interest in collateral securing the 2007 and 2008 bonds	-	2,000
Note payable to finance insurance policy bearing interest at 4.9%; secured by insurance policy; principal and interest payable monthly	-	45
Total	$1,238	$2,045

Long-term Debt
	2009	2010
Long-term debt, less current maturities consisted of the following at December 31 (in thousands):
8% bonds payable (2007 bonds) to HIG; principal payable annually beginning December 15, 2009; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, and pledged revenues; maturing on December 15, 2023(a)(c)	$13,015	$13,015
8% bonds payable (2008 bonds) to HIG; principal payable annually beginning December 15, 2009; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, and pledged revenues; maturing on December 15, 2023(a)(c)	10,220	10,220
10% note payable to HIG, secured by subordinated interest in the collateral securing the bonds payable and a personal guarantee by Marjorie S. Brooks, our major stockholder; principal and interest due December 15, 2011(b)(c)	5,951	5,396
7.5% note payable to Liberty Bank of Arkansas; secured by certain real estate and equipment purchased with proceeds from the note; principal and interest payable monthly; extended maturity date of April 15, 2010 was further extended to April 15, 2012	1,703	1,624
3% note payable to the Oklahoma Department of Commerce; secured by assets purchased / constructed with the loan proceeds; matures 15 years from start date of loan, which is expected to be the earlier of project completion or July 1, 2011	-	600
Other	249	80
Total	31,138	30,935
Less current maturities	(2,878)	(7,622)
Long-term debt, less current maturities	$28,260	$23,313

____________
(a)
Our 2007 and 2008 bonds have the same covenants. The Company was not in compliance with the debt service coverage and accounts payable covenants as of December 31, 2010. The bond trustee waived the accounts payable covenant through April 1, 2011. Additionally, the Company did not make certain required payments into its bond principal, interest and reserve funds in 2010. The bondholder waived through April 1, 2011 the default provision of the loan agreements of the bonds concerning failure to make loan payments. The Company’s 2009 bridge loan has cross-default provisions that caused it to be in technical default at December 31, 2010 due to non-compliance with the loan covenants discussed above. Additionally, the Company failed to make certain principal payments on the 2009 bridge loan, which is an event of default under that loan.

(b)	The face amount of the note is $5.7 million and a 5% premium on the note is due at maturity.
(c)	These notes were exchanged for debt and/or equity as discussed in Note 13: Subsequent Event

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

ODOC, under award number 14215 SSEP09, advanced $0.6 million to AERT. In 2010, $0.1 million was spent for equipment under budget line Item 2.4 leaving funds available at December 31, 2010 of $0.5 million.

2010 Note

In December 2010, we received a loan of $2.0 million from H.I.G. AERT, LLC (“H.I.G.”), an affiliate of H.I.G. Capital, LLC. We issued a promissory note (the “Note”) to H.I.G. in the original principal amount of $2.0 million at a fixed interest rate of 20% per annum, originally maturing February 15, 2011. The maturity date of the Note was later extended to March 15, 2011. We had an option to request up to an additional $0.5 million under the Note prior to maturity, which H.I.G. could fund at its sole discretion. The principal amount of the note was due at maturity and could have been prepaid prior to that time. Interest on the note was due in arrears on the first day of each month. We had the option at each interest payment date to pay the interest in cash or pay the interest by adding it to the principal amount then outstanding on the Note.

The Note contained certain covenants, including restrictions on: (1) the incurrence of additional debt, (2) certain payments if a default existed, and (3) the redemption of, or dividends or distributions on, capital stock. The proceeds of the loan were used to pay certain of our current liabilities. In connection with the Note, we granted H.I.G. a security interest in all of our tangible and intangible property, contracts, and proceeds of the foregoing. The Note was exchanged for other debt in March 2011, as discussed in Note 13:  Subsequent Event. The Series A and Series B notes referred to in Note 13 mature in 2017.

 Long term debt maturity after recapitalization is as follows:

Year	Amount
2011	$226
2012	1,794
2013	254
2014	254
2015	21
Thereafter	17,597
$20,146

Note 6:  Equity

Series D Preferred Stock

On October 29, 2007, the Company sold for $10 million cash (i) an aggregate 757,576 shares of a newly established Series D convertible preferred stock, convertible initially at a conversion price of $1.32, and (ii) accompanying five-year warrants to acquire an aggregate of 3,787,880 shares of common stock at an initial exercise price of $1.38. The Series D preferred stock has an 8% cumulative dividend rate. For the first two quarters following the closing, the Company paid dividends in additional shares of Series D preferred stock, which was allowed under the agreement. Beginning in the third quarter following the closing, dividends were paid in shares of common stock.  Dividends of $0.8 million were accrued in each of 2009 and 2010 but not paid, as the Company has been in a stockholders’ deficit position since December 31, 2008, and Delaware law does not allow the payment of dividends when a company has negative equity. On March 18, 2011, the Series D preferred stock, the accrued dividends on the preferred stock, and the detachable Series W warrants (discussed below) were exchanged for Class A common stock as part of the recapitalization discussed in Note 13:  Subsequent Event. Prior to the exchange, upon any liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock were entitled to receive a liquidation preference equal to two times the original purchase price plus all accrued but unpaid dividends. In the event of certain mergers, consolidations or other business combinations to which the Company was a party, the holders of the Series D preferred stock were entitled at their option to have such preferred stock redeemed at 100% of its stated value plus accrued dividends. In addition to separate protective voting rights as to certain customary matters, the holders of the Series D preferred stock were entitled to vote on an as-converted basis, as amended, together with the holders of the Company’s common stock on all other matters submitted to a vote of the Company’s stockholders.

In 2009, 39,410 shares of preferred stock were converted to common stock, leaving a total of 748,772 shares of preferred stock outstanding at December 31, 2009.  In 2010, two issuances of Class A common stock at a price below the conversion price of the preferred stock and below the exercise price of the Series W warrants resulted in anti-dilution adjustments to the conversion price of the preferred stock and the exercise price of the warrants. The conversion price of the preferred stock at December 31, 2010 was $1.308 and the exercise price of the warrants was $1.3672.

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

Series W Warrants Issued in Connection with Preferred Stock

In connection with the issuance of Series D preferred stock in 2007, the Company issued 3,787,880 Series W warrants. On March 18, 2011, the Series D preferred stock, the accrued dividends on the preferred stock, and the detachable Series W warrants were exchanged for Class A common stock as part of the recapitalization discussed in Note 13:  Subsequent Event. These warrants were initially exercisable at $1.38 per share and were to expire on October 29, 2012. The exercise price of the warrants was decreased to $1.3672 in 2010 due to anti-dilution adjustments arising from issuances of the Company’s Class A common stock at prices below the exercise price of the warrants. Each of the warrants also had a cashless exercise feature. There were 3,787,880 shares of Class A common stock reserved for potential issuance pursuant to Series W warrants at December 31, 2010.

Note 7:  Stock Option Plans

Additional stock options are not issuable under the Company’s stock option plans, as the plans have expired. However, there are options outstanding that were issued under the plans.

A summary of the activity of the Company’s stock options during the years ended December 31, 2009 and 2010 follows:

	2009		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value at December 31, 2010
Outstanding, beginning of year	1,274,000	$1.67	1,174,000	$1.74
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(100,000)	0.94	(125,000)	2.25
Outstanding, end of year	1,174,000	$1.74	1,049,000	$1.68	$—
Exercisable, end of year	1,174,000	$1.74	1,049,000	$1.68	$—

The following table summarizes information about stock options outstanding under the Company’s stock option plans as of December 31, 2010. All options were exercisable at December 31, 2010.

	Options Outstanding and Exercisable
Range of Exercise Prices	Number at 12/31/10	Wtd. Avg. Remaining Contract Life	Wtd. Avg. Exercise Price
$0.86	124,000	0.31 years	$ 0.86
$1.12 - $1.75	550,000	1.81 years	1.29
$2.25 - $2.75	375,000	0.64 years	2.51
	1,049,000	1.21 years	$ 1.68

Note 8:  Equity Incentive Plans

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

2005 and 2008 Non-Employee Director Equity Incentive Plans

The purpose of the Director Plans is to further the growth and development of the Company by providing, through ownership of stock of the Company, an incentive to non-employee directors to encourage them to continue their director services to the Company, and to attract individuals of outstanding ability to accept director positions with the Company. The Director Plans are administered by the compensation committee (the Administrator) of the board of directors.

Pursuant to the Director Plans, each director of the Company who is not also an employee of the Company is eligible to receive, and will automatically receive, an annual award under the Director Plan. However, directors waived their right to receive awards in 2009 and 2010. There were, as of December 31, 2010, three non-employee directors eligible to participate in the Director Plans. The stock available for awards under the Director Plans are shares of the Company’s authorized but unissued, or reacquired, common stock. The aggregate number of shares which may be issued pursuant to awards granted under the Director Plans will not exceed 1,500,000 shares of common stock. In the event that any outstanding award under the Director Plans for any reason expires, is forfeited or is terminated, the shares of common stock allocable to the unexercised portion of the award shall again be available for awards under the Director Plans.

Although the Administrator has authority under the Director Plans to change the timing, number of restricted stock units, vesting and crediting provisions and other features of restricted stock unit awards which may be made under the Director Plans, it has been the Company’s practice, and is its expectation to resume in the future, that effective as of the third business day each year following the earlier of (i) the Company’s announcement by press release or other widely disseminated means of its results of operations (including both definitive revenue, net income, and earnings per share data) for the preceding fiscal year of the Company, or (ii) the Company’s filing with the Securities and Exchange Commission of its Annual Report on Form 10-K for the preceding fiscal year of the Company, each eligible director then serving is granted, in consideration of his or her services as a director to that point and as an inducement to further services in such capacity, a restricted stock unit award for that number of shares of common stock determined by dividing $32,000 by the fair market value of the common stock. The restricted stock award is then credited to the account of each eligible director over a vesting period; and such award would be further subject to the condition that the award would vest only upon the earlier of (i) the termination of director services by such director (to the extent of credited awards), and (ii) the completion of the required service period. The award of shares of restricted stock to the director would then be made upon and to the extent of satisfaction of all crediting and vesting conditions. Restricted stock awards or restricted stock unit awards may not be sold, assigned, transferred or otherwise disposed of, pledged or hypothecated as collateral for a loan or as security for the performance of any obligation or for any other purpose during the period of vesting and crediting conditions as the Administrator shall determine. However, the unvested portion of any award will automatically vest upon the occurrence of any change in control.

Restricted Stock Award Summary

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2010, and changes during the year ended December 31, 2010, follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2010	1,160,769	$0.71
Granted	750,000	0.33
Vested	(447,340)	0.66
Forfeited	(75,929)	0.90
Non-vested at December 31, 2010	1,387,500	$0.51

The total fair value of the 2010 awards was $0.2 million and was initially recorded as deferred equity compensation. The value of the awards is amortized over the vesting period of the awards and charged to compensation expense. As of December 31, 2010, there was $0.4 million of total unrecognized compensation cost related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.1 years. There were no restricted stock grants to directors in 2010.

The total fair value of shares vested in 2009 and 2010 was $0.6 million and $0.3 million, respectively. Costs recognized for the vested portion of restricted stock awards totaled $0.4 million in 2009 and $0.3 million in 2010. The weighted average grant date fair value of restricted stock granted in 2009 was $0.35 per share.  A 2011 expense of $0.4 million will be recorded as a result of employee stock awards that vested upon the change of control. See Subsequent event: Note 13.

Note 9:  Leases

At December 31, 2010, the Company was obligated under various operating leases covering certain buildings and equipment. Rent expense under operating leases for the years ended December 31, 2009 and 2010 was $3.8 million and $3.6 million, respectively. These amounts for rent expense are considerably higher than the future minimum lease payments each year shown in the table below due to many of our operating equipment leases having durations of less than one year. The Company recorded $0.7 million and $0.4 million for the years ended December 31, 2009 and 2010, respectively, related to warehouses that it subleased to another company under non-cancelable subleases.

During 2010, the Company also leased certain ERP software, computer equipment, and production equipment under three individual, non-cancelable capital leases. The leases have various terms but all include a bargain purchase option upon expiration. The computer equipment lease expired in 2010 and the software and production equipment leases expire in 2012. The principal portion of lease payments for capital lease obligations totaled $0.2 million in each of 2009 and 2010.

Future minimum lease payments required under operating and capital leases as of December 31, 2010, are as follows (in thousands):
Year	Capital Leases	Operating Leases
2011	$224	$1,595
2012	206	904
2013	—	811
2014	—	796
2015	—	124
Thereafter	—	144
Total minimum payments required.	430	$4,374
Less amount representing interest	28
Present value of future minimum lease payments	402
Less current obligations under capital leases	203
Long-term obligations under capital leases	$199

Note 10:  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company had no income tax provision for State and Federal income for the years ended December 31, 2009 and 2010.

The income tax provisions for 2009 and 2010 differ from the amounts computed by applying the US federal statutory rate of 34% to income as a result of the following (in thousands):

	2009		2010
	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$(1,703)	34.0	$(1,991)	34.0
State income taxes	(261)	5.2	(289)	4.9
Dividends on preferred stock	315	(6.3)	310	(5.3)
Change in valuation allowance	508	(10.1)	441	(7.5)
Late registration penalties	(107)	2.1	—	—
Expiration of net operating loss carryforwards	1,340	(26.7)	1,470	(25.1)
Other	(92)	1.8	59	(1.0)
	$—	0.0	$0	0.0

The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows (in thousands):

	2009		2010
	Current	Long-Term	Current	Long-Term
Deferred tax assets —
Net operating loss carryforwards	$1,470	$15,717	$0	$19,363
Alternative minimum tax credit carryforward	—	76	—	76
Asset impairment	—	2,124	—	1,910
Inventory reserve	155	—	114	—
Allowance for sales returns	3	—	43	—
Accrued expenses	3,543	—	1,504	805
Restricted stock	(147)	—	(161)	—
Deferred compensation	557	—	674	—
Charitable contribution	53	—	55	—
Inventory overhead capitalization	25	—	31	—
Valuation allowance	(5,382)	(15,128)	(2,007)	(18,944)
Total deferred tax assets	277	2,789	253	3,210
Deferred tax liability —
Depreciation	—	2,789	—	3,210
Prepaid expenses	277	—	253	—
Total deferred tax liabilities	277	2,789	253	3,210
Net deferred tax	$—	$—	$—	$—

As of December 31, 2010, the Company had net operating loss carryforwards of $50.4 million for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the net operating loss carryforwards will expire between 2016 and 2030. As there is insufficient evidence that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company maintained a valuation allowance in the amount of $20.5 million at December 31, 2009 and $20.9 million at December 31, 2010 to recognize its deferred tax assets only to the extent of its deferred tax liabilities. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company (see Note 13), which will result in a significant restriction on the utilization of the Company’s net operating loss carryforwards.

The Company is no longer subject to income tax examinations by tax authorities for years before 2007, except in the State of Texas, for which the 2006 tax year is still subject to examination. The Company is not currently the subject of any income tax examinations by any tax authorities.

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

Note 11:  Commitments and Contingencies

Long Term Contracts

      The company has two agreements with terms of two years and six years for the purchase of raw materials.

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

At December 31, 2010, the Company had a total remaining balance in accrued expenses and accounts payable of $5.1 million associated with the settlement of the class action lawsuit. The estimate included $4.6 million remaining for the claims resolution process and $0.5 million remaining to be paid for plaintiffs’ attorney fees. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed.

The claim resolution process will have an annual net cost limitation to the Company of $2.0 million until the claim resolution process is completed.

Advanced Environmental Recycling Technologies, Inc. v. American International Specialty Lines Insurance Company

     On April 18, 2008, AERT filed suit against its umbrella liability insurer, American International Specialty Lines Insurance Company (“AISLIC”), to obtain a defense against the then-pending class action lawsuits (discussed above) (the “Jamruk/Pelletz Lawsuits”) under one or more umbrella liability insurance policies issued by AISLIC and to recover AERT’s past defense costs, interest, and other damages and attorneys’ fees relating to AISLIC’s denial of coverage for the Jamruk/Pelletz Lawsuits. After the settlement of the Jamruk/Pelletz Lawsuits was approved in January 2009, AERT amended its claims against AISLIC to also seek recovery for amounts to be paid by AERT in connection with the settlement. In September 2009, the United States District Court for the Northern District of Texas – Dallas Division denied AERT’s claims. AERT filed an appeal of the court’s decision in January 2010, but lost its appeal and is no longer pursuing the lawsuit.

Advanced Environmental Recycling Technologies, Inc. v. Fort Mason Master, L.P. and Fort Mason Partners, L.P.

On August 19, 2009, AERT filed a complaint for declaratory and injunctive relief in the Court of Chancery of the State of Delaware (the Court) against Fort Mason Master, L.P. and Fort Mason Partners, L.P. (the Funds), requesting that the Court enter an order that AERT has no obligation to redeem its Series D preferred stock held by the Funds and that the Funds be required to comply with the terms of the preferred stock agreements. Prior to AERT filing a complaint, the Funds indicated to the Company their belief that they were entitled to have their stock redeemed (representing $4.0 million of initial investment) because of the Company’s accruing but not paying cumulative dividends, allegedly misrepresenting their redemption rights, and/or failing to pay late registration penalties. The Company denied and disputed these allegations. AERT also sought a ruling to clarify its obligation with respect to late registration penalties attributable to delays in getting its S-3 resale registration statement for the preferred stock effective as a result of circumstances beyond its control. At December 31, 2010, the Company had $0.4 million accrued relating to these late registration penalties.

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

Banc of America Leasing & Capital, LLC as successor-in-interest to LaSalle National Leasing Corporation vs. Advanced Environmental Recycling Technologies, Inc.

On February 14, 2011, Banc of America Leasing & Capital, LLC (Banc of America) filed a complaint in the Circuit Court of Washington County, Arkansas seeking judgment against the Company in the amount of $4.4 million for alleged unpaid past and future rent on equipment Banc of America leased to the Company. Banc of America was also seeking an award of legal fees, enforcement costs and costs related to the sale of the leased equipment. Additionally, Banc of America was seeking an Order of Delivery requiring that the Company surrender possession of certain equipment leased to the Company by Banc of America. The complaint was dropped by Banc of America after the Company and Banc of America reached certain agreements in March 2011whereby the company paid an aggregate amount of $0.5 million – See Note 13.

Advanced Environmental Recycling Technologies, Inc. v. Ross Systems, Inc.

The Company currently has a cause of action against the vendor for its enterprise resource planning (ERP) system, Ross Systems, Inc. (Ross).  The case is pending in the Circuit Court of Washington County, Arkansas – Civil Division. The Company alleges that Ross engaged in negligent misrepresentation, deceit, deceptive trade practices and breach of contract.  The Company is seeking punitive damages and an amount for breach of contract.  Ross countersued the Company for the collection of certain billings, but the suit was disallowed by the Court.

Other Matters

AERT is involved from time to time in other litigation arising from the normal course of business.  In management's opinion, this other litigation is not expected to materially impact the Company's results of operations or financial condition.

Note 12:  401(k) Plan

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

Note 13:  Subsequent Event

On March 18, 2011, the Company consummated related recapitalization transactions (the “Transactions”) with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital LLC (“H.I.G.”) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity.  Prior to the consummation of the Transactions, H.I.G. was the sole owner of four distinct obligations representing the Company’s debt: (i) $6,806,656 of principal plus accrued interest owed under that certain Promissory Note, dated July 1, 2009, issued by the Company in favor of H.I.G.; (ii) $13,281,084 of principal plus accrued interest owed under the Adair County Industrial Authority Solid Waste Recovery Facilities Revenue Bonds issued in 2007; (iii) $10,436,409 of principal plus accrued interest owed under the City of Springdale Arkansas, Industrial Development Refunding Revenue Bonds issued in 2008; and (iv) $2,096,667 of principal plus accrued interest owed under the Secured Promissory Note (“2010 Note”) issued on December 20, 2010.  Items (i)-(iv)) above are collectively referred to herein as the “Prior Debt.”  In addition, prior to the consummation of the Transactions, H.I.G. was the sole owner of 315,273 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and 1,515,155 Warrants exercisable for shares of the Company’s Class A Common Stock (the “Warrants”).

In connection with the consummation of the Transactions, the Company entered into a Securities Exchange Agreement with H.I.G. (the “Exchange Agreement”), and a Credit Agreement with H.I.G. (the “Credit Agreement”), each dated March 18, 2011.  Pursuant to the Exchange Agreement and the Credit Agreement, in exchange for the Prior Debt and H.I.G. making approximately $6.9 million in additional new capital available to the Company, H.I.G. was issued (i) a Series A Term Note (“Series A Note”) in the aggregate principal amount of $10,000,000, (ii) a Series B Senior Term Note (“Series B Note”, and collectively with the Series A Note, the “Notes”) in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder), and (iii) 20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Series E Preferred Stock”).  As a result, upon consummation of the Transactions (including the Series D Exchange Agreement described hereunder), H.I.G. holds $17,596,667 outstanding principal amount of senior secured debt of the Company and owns approximately 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis.  Pursuant to the Exchange Agreement, until such time as H.I.G. no longer owns at least 20% of the Company’s outstanding Common Stock on a fully diluted basis, H.I.G. has the right to purchase securities in any subsequent issuance or sale of securities by the Company in an amount equal to the greater of (i) H.I.G.’s ownership percentage as of the business day prior to its receipt of notice of the proposed issuance or sale by the Company or (ii) 51%.

Pursuant to the Credit Agreement, the Company issued to H.I.G. the Notes, which are secured by a grant of a security interest in all of the Company’s assets in accordance with the terms of a Security Agreement, Patent Security Agreement, Copyright Security Agreement and Trademark Security Agreement, each dated March 18, 2011.  The Series A Note matures six years after the closing of the Transactions (the “Closing”) and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available for the first 24 months following the Closing, after which the Series A Note will bear cash interest at 8.0% per annum). H.I.G. and Liberty Bank of Arkansas (“Liberty”) concurrently entered into an Amended Intercreditor Agreement pursuant to which H.I.G. has priority vis-a-vis Liberty with respect to its lien on all assets of the Company other than inventory, accounts receivable, deposit accounts, and receipts, revenues, cash and income derived from such inventory and accounts receivable and certain real estate, and Liberty has priority vis-à-vis H.I.G. with respect to its lien on all inventory, accounts receivable, deposit accounts, and receipts, revenues, cash and income derived from such inventory and accounts receivable and certain real estate.

Upon the Closing, H.I.G. converted the $2,000,000 principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note.  In addition, an additional $5,500,000 was funded and drawn under the Series B Note at Closing.  The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion.  The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note.  The Series B Note ranks pari passu to the Series A Note.

The Credit Agreement contains provisions requiring mandatory payments upon the Notes equal to 50% of the Company’s “Excess Cash Flow” (as defined in the Credit Agreement) and equal to 100% of proceeds from most non-ordinary course asset dispositions, additional debt issuances or equity issuances (subject to certain exceptions in each case or as H.I.G. otherwise agrees), and contains covenant restrictions on the incurrence of additional debt, liens, leases or equity issuances (subject to certain exceptions in each case or as H.I.G. otherwise agrees).

In connection with the execution of the Credit Agreement, Marjorie S. Brooks entered into a Second Amended and Restated Guaranty Agreement in favor of H.I.G., dated March 18, 2011 (the “H.I.G. Guaranty”), pursuant to which Mrs. Brooks agreed to guarantee the Company’s obligations under the Credit Agreement up to a maximum guaranteed amount of $6,000,000 (plus certain potential expenses), replacing a prior guaranty Mrs. Brooks had agreed to with respect to certain of the Prior Debt.  In consideration for Mrs. Brooks entering into the H.I.G. Guaranty and continuing to perform her obligations under a January 16, 2006 Guaranty Agreement, as amended, in favor of Liberty (the “Liberty Guaranty”), the Company entered into a Guaranty Fee Agreement with Mrs. Brooks, dated March 18, 2011 (the “Guaranty Fee Agreement”), pursuant to which the Company agreed to pay to Mrs. Brooks (i) for as long as the Liberty Guaranty remains in effect, a guaranty fee equal to 4.0% per annum multiplied by the average daily balance of the Company’s obligations under its Loan Agreement with Liberty, as amended, for the month in which the fee is calculated, and (ii) for so long as the H.I.G. Guaranty remains in effect, a guaranty fee equal to 4.0% per annum multiplied by the lesser of $6,000,000 and the average daily balance of the Company’s outstanding obligations under the Credit Agreement for the month in which the fee is calculated.  The Company also agreed to pay Mrs. Brooks $313,124 at a later date in full satisfaction of previously accrued and unpaid guaranty fees, subject to the terms and conditions set forth in the Guaranty Fee Agreement.

In addition, pursuant to the Exchange Agreement, the Company issued 20,524.149 shares of newly authorized Series E Preferred Stock to H.I.G. at the Closing.  The Series E Preferred Stock was authorized by the filing of a Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company filed on March 17, 2011 with the Delaware Secretary of State (the “Series E Designation”).  Pursuant to the Series E Designation, holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors.  In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis.  Shares of the Series E Preferred Stock and all accrued dividends thereon are convertible at any time at the holder’s election into shares of the Company’s Class A Common Stock (the “Conversion Shares”) at a conversion price of $0.075 per share, subject to customary anti-dilution adjustments.  The Series E Preferred Stock ranks senior to all other equity securities of the Company.  Holders of the Series E Preferred Stock have the right to vote their ownership interests in the Series E Preferred Stock on an as-converted basis.  In addition, holders of the Series E Preferred Stock also have the right to elect four of the Company’s seven directors for as long as there remain outstanding shares of Series E Preferred Stock representing at least 20% of the outstanding shares of Common Stock on an as-converted basis.  If the outstanding shares of Series E Preferred Stock at any time represent less than 20% of the outstanding shares of Common Stock on an as-converted basis, the holders of the Series E Preferred Stock will have the right to elect one of the Company’s seven directors.  The Series E Designation contains customary protective voting provisions and other rights customarily granted to holders of preferred equity securities.

Also, on March 18, 2011, the Company and H.I.G. entered into a Registration Rights Agreement under which, among other things, the Company granted to H.I.G. certain demand and “piggyback” registration rights with regard to its Conversion Shares and Series D Converted Shares.  The Registration Rights Agreement provides for the payment of reasonable expenses in connection with such registrations (including the payment of fees of counsel up to $10,000 for each registration statement) and contains other customary provisions.

On March 16, 2011, the Company’s Board of Directors approved the appointment of Michael Phillips, an affiliate of H.I.G., to the Board, effective as of the Closing, to fill a vacancy. The Company entered into an Indemnity Agreement with Mr. Phillips dated March 18, 2011, entitling Mr. Phillips to indemnification, defense and advancement of expenses by the Company in connection with his service as a director of the Company.  Mr. Phillips will also serve on the compensation committee of the Board.  H.I.G, with which Mr. Phillips is affiliated, will be compensated pursuant to the Advisory Services Agreement.

In order to satisfy its obligations under the Exchange Agreement with regard to the reservation of the Conversion Shares, at a meeting of the Company’s stockholders to be held no later than July 15, 2011, the Company is contractually obligated to present for stockholder approval an amendment to the Company’s Certificate of Incorporation to authorize 400,000,000 additional shares of the Company’s Class A Common Stock.  On March 18, 2011, the Company, H.I.G., all of the prior Series D Preferred Stockholders, certain management stockholders and certain other stockholders, including Marjorie S. Brooks, entered into a Voting Agreement undertaking to vote in favor of such increase in authorized capital stock.

On March 18, 2011, immediately prior to the closing under the Exchange Agreement and Credit Agreement, the Company and the holders of the Company’s Series D Preferred Stock consummated the transactions contemplated by a Series D Preferred Stock Exchange Agreement (“Series D Exchange Agreement”), under which 748,772 shares of Series D Preferred Stock and Warrants exercisable for 3,787,880 shares of the Company’s Common Stock were exchanged for 36,313,377 shares of the Company’s Class A Common Stock (the “Series D Converted Shares”), equal to approximately 10% of the outstanding common shares of the Company on a fully diluted basis.

As a condition to Closing, the Company also entered into a Fifteenth Loan Modification Agreement with Liberty, dated March 18, 2011 (the “Liberty Modification Agreement”), pursuant to which Liberty waived certain events of default and rights to demand payment from the date of the Liberty Modification Agreement through November 30, 2011.  In addition, Liberty and the Company extended the maturity date of the Liberty Loan from March 15, 2011 to March 15, 2012, as well as made amendments to the Amended and Restated Loan Agreement between the Company and Liberty, in order to permit the consummation of the Transactions.

The principal use of proceeds for the new borrowings by the Company under the Credit Agreement were to pay off various trade payables that were significantly in arrears.  The Company applied approximately $3.9 million for purposes of such settlement payments and obtained a $2.7 million discount.  In connection with the settlements with existing trade creditors, the Company entered into a Lease Reinstatement, Settlement and Waiver Agreement with Banc of America Leasing & Capital, LLC as successor-in-interest to LaSalle National Leasing Corporation (“Banc of America Leasing”), dated March 17, 2011, pursuant to which the Company agreed to pay Banc of America Leasing an aggregate amount of $549,220to settle litigation and reinstate a principal equipment lease, with such payment representing past rent payments, late fees, legal fees and a non-refundable security deposit under the Lease.

The Company also on March 18, 2011 entered into an Advisory Services Agreement between H.I.G. Capital, LLC, an affiliate of H.I.G., and the Company (the “Advisory Services Agreement”) that provides for an annual monitoring fee between $250,000 and $500,000 (the “Monitoring Fee”) and reimbursement of all other out of pocket fees and expenses incurred by H.I.G. Capital, LLC.  In addition, pursuant to the terms of the Advisory Services Agreement, H.I.G. Capital, LLC will be entitled to a financial advisory fee and a supplemental management fee in connection with any acquisition, disposition or material public or private debt or equity financing of the Company, in each case which has been introduced, arranged, managed and/or negotiated by H.I.G. Capital, LLC or its affiliates.  H.I.G. Capital, LLC was paid a $500,000 transaction fee under the Advisory Services Agreement in connection with the recapitalization.

The Company also terminated the Series D Preferred Stock Purchase Agreement, the Series D Preferred Stock Registration Rights Agreement and the Warrants issued in connection with the Series D Preferred Stock purchase transaction, and terminated all rights and obligations of the parties thereunder except for any indemnification rights and obligations under the Series D Preferred Stock Registration Rights Agreement.  No early termination penalties were paid or incurred by the Company in connection with such terminations.

The Company created material new debt obligations pursuant to the Credit Agreement and Notes in exchange for Prior Debt held by H.I.G. and concurrent new financial loans of approximately $5.5 million.  See the discussion of the Credit Agreement for the material terms of such new debt obligations.

The Company issued (i) 36,313,377 shares of Common Stock to seven existing Series D Preferred Stockholders, including H.I.G., in exchange for (A) all of the previously outstanding 748,772 shares of Series D Preferred Stock and (B) Warrants exercisable for an aggregate of 3,787,880 shares of Common Stock, and (ii) 20,524.149 shares of Series E Preferred Stock  to H.I.G. in exchange for a portion of the Prior Debt held by H.I.G.  All of such issuances in clauses (i) and (ii) above were done on an unregistered private placement basis pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder and pursuant to the exemption for exchanges with existing stockholders under Section 3(a)(9) of the Securities Act of  1933, as amended.

All of the Series D Preferred Stock of the Company was retired and the contractual rights associated with it were extinguished and, pursuant to the Board designation rights conferred upon the Series E Preferred Stock, the rights of holders of Common Stock with respect to the election of directors was materially limited.

H.I.G. acquired Series E Preferred Stock and Series D Converted Shares with the right to vote on an as-converted basis shares representing approximately 78.9% of the voting rights associated with outstanding voting capital stock immediately following the Transactions and with the right under the Series E Designation to designate four out of seven directors, representing a majority of the Board of Directors.  As of the date of this Current Report, Michael Phillips is the only H.I.G. affiliate serving on the Board. However, it is anticipated that new directors will be appointed to the Board in accordance with the Series E Preferred Stock voting rights in the upcoming months.

 In preparation for the recapitalization transactions, on March 16, 2011, the Board approved the Series E Designation, which was filed with the Delaware Secretary of State on March 17, 2011, as an amendment to the Company’s Certificate of Incorporation.

In connection with the recapitalization, the Company also amended its bylaws to implement the changes to the Board of Directors size, composition and structure contemplated by such Series E Designation.

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