Form 10-Q
period 2011-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2011-05-11
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 10, 2011, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 87,515,632 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

 PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31,	March 31,
	2010	2011
Assets		(unaudited)
Current assets:
Cash	$1,655	$557
Restricted cash	866	249
Trade accounts receivable, net of allowance of $110 at December 31, 2010
and $240 at March 31, 2011	2,497	2,180
Inventories	8,169	8,369
Prepaid expenses	645	637
Total current assets	13,832	11,992

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	17,802	17,802
Machinery and equipment	52,232	52,498
Transportation equipment	757	757
Office equipment	2,260	2,260
Construction in progress	459	607
Total land, buildings and equipment	75,499	75,913
Less accumulated depreciation	39,635	41,035
Net land, buildings and equipment	35,864	34,878

Other assets:
Debt issuance costs, net of accumulated amortization of $1,748 at December 31, 2010
and $5 at March 31, 2011	2,731	696
Debt service reserve fund	43	-
Other assets	1,017	976
Total other assets	3,791	1,672
Total assets	$53,487	$48,542

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2010	2011
Liabilities and Stockholders' Deficit		(unaudited)
Current liabilities:
Accounts payable – trade	$11,711	$4,887
Accounts payable – related parties	1,510	818
Current maturities of long-term debt	7,622	231
Current maturities of capital lease obligations	203	206
Accruals related to expected settlement of class action lawsuit	5,079	4,560
Other accrued liabilities	6,586	4,085
Working capital line of credit	7,829	7,729
Notes payable	2,045	126
Total current liabilities	42,585	22,642

Long-term debt, less current maturities	23,313	19,885
Capital lease obligations, less current maturities	199	146
	23,512	20,031

Accrued dividends on convertible preferred stock	1,739	48

Series E convertible preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at December 31, 2010 and 20,524 shares issued and outstanding
at March 31, 2011	-	20,524

Stockholders' deficit:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, 748,772 shares issued and outstanding at December 31, 2010 and 0 shares issued and outstanding at March 31, 2011;
aggregate liquidation preference of $19,768 at December 31, 2010	7	-
Class A common stock, $0.01 par value; 125,000,000 shares authorized; 48,800,531
shares issued and outstanding at December 31, 2010 and 87,463,907 shares issued and outstanding at March 31, 2011	488	875
Class B convertible common stock, $0.01 par value; 7,500,000 shares authorized;
1,465,530 shares issued and outstanding at December 31, 2010 and March 31, 2011	15	15
Warrants outstanding; 3,787,880 at December 31, 2010	1,533	-
Additional paid-in capital	53,209	53,247
Accumulated deficit	(69,601)	(68,840)
Total stockholders' deficit	(14,349)	(14,703)
Total liabilities and stockholders' deficit	$53,487	$48,542

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2011
Net sales	$16,391	$15,017
Cost of goods sold	13,237	12,911
Gross margin	3,154	2,106

Selling and administrative costs	2,648	3,023
Gain from fixed asset disposition	(1)	-
Operating income (loss)	507	(917)
Other income (expense):
Gain on recapitalization	-	2,745
Other income	-	5
Net interest expense	(706)	(892)
Income (loss) before dividends	(199)	941
Dividends on preferred stock	(198)	(180)
Net income (loss) applicable to common stock	$(397)	$761

Income (loss) per share of common stock (basic and diluted)	$(0.01)	$0.01

Weighted average common shares outstanding (basic and diluted)	49,571,084	56,280,363

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(397)	$761
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Gain on recapitalization	-	(2,745)
Depreciation and amortization	1,346	1,420
Dividends on preferred stock	198	180
Gain from fixed asset disposition	(1)	-
Increase in accounts receivable allowance	54	130
Changes in other assets	59	(2,305)
Changes in current assets and current liabilities	1,733	(4,389)
Net cash provided by (used in) operating activities	2,992	(6,948)

Cash flows from investing activities:
Change in restricted cash	-	371
Purchases of land, buildings and equipment	(1,849)	(415)
Proceeds from disposition of equipment	1	-
Net cash used in investing activities	(1,848)	(44)

Cash flows from financing activities:
Net borrowing (payments) on line of credit	-	(100)
Payments on notes	(238)	(46)
Payments on capital lease obligations	(61)	(49)
Proceeds from issuance of notes	-	5,843
Increase in cash restricted for financing activities	-	246
Net cash provided by (used in) financing activities	(299)	5,894

Increase (decrease) in cash	845	(1,098)
Cash, beginning of period	243	1,655
Cash, end of period	$1,088	$557

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1: Unaudited Information

     Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results with the exception of the adjustments to report the recapitalization transactions described in Note 8, all adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

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

	2010	2011
	(unaudited)	(unaudited)
Receivables	$1,840	$187
Inventories	(1,093)	(200)
Prepaid expenses and other	385	8
Accounts payable – trade and related parties	950	(5,051)
Accrued liabilities	(349)	667
	$1,733	$(4,389)
Cash paid for interest, net of amounts capitalized of $260 in 2010 and $0 in 2011	$215	$211

Supplemental Disclosures of Non-cash Investing and Financing Activities (in thousands):

	March 31, 2010 (unaudited)	March 31, 2011 (unaudited)
Forgiven related party loan guarantee fees	$-	$731
Dividends on preferred stock transferred to equity	-	1,870
Accrued interest exchanged for equity	-	3,368
Notes payable exchanged for equity	-	18,535
Note payable for financing insurance	-	98

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.  The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement.  Sales are recorded net of discounts, rebates and returns, which were $1.6 million and $0.7 million for the quarters ended March 31, 2010 and 2011, respectively. The decrease from 2010 was due to the replacement of our discontinued style of handrail with an updated handrail product line in 2010 and return of the discontinued product.

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

Inventories

Inventories are stated at the lower of cost or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following (in thousands):

	Dec 31, 2010	March 31, 2011
		(unaudited)
Parts and supplies	$1,188	$1,257
Raw materials	3,462	3,510
Work in process	1,310	1,372
Finished goods	2,209	2,230
	$8,169	$8,369

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

Management has the responsibility to determine the fair value of each of the securities issued in connection with the Company’s recapitalization.  Management has considered their fair values and has preliminarily assigned the stated face value of the Series A and B notes payable; management has also assigned the stated (liquidation) value as the fair value estimate of the Series E preferred stock.  Management plans to complete these fair value assessments in the coming quarter.  As a result, the fair value estimates currently assigned to these securities are subject to change.

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

Share-Based Payments

The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost in the financial statements. Compensation cost is recognized as the awards vest. Since 2005, the Company has used restricted stock awards as its exclusive form of stock-based compensation. On March 18, 2011, with the change of control, all stock awards were vested.

Note 5: Income Taxes

As of March 31, 2011, the Company had net operating loss carryforwards that are available to eliminate taxable income for the quarter ended March 31, 2011 and reduce future taxable income. The net operating loss carryforwards will expire in 2011 through 2029, if not utilized. As there is insufficient certainty that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company carries a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. As a result, no income tax provision has been recorded for the quarter ended March 31, 2011.

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

Note 6: Earnings Per Share

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

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at March 31, 2010 and 2011. The following schedule presents antidilutive securities for the quarters ended March 31, 2010 and 2011:

	2010	2011
Options	1,174,000	649,000
Warrants	3,787,880	-
Restricted common stock	1,457,341	-
Series D preferred stock	7,487,720	-
Series E preferred stock	-	273,655,322

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS.

Note 7:  Debt

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended multiple times in 2010, and again in 2011 to a maturity date of March 15, 2012. The Company is currently working to restructure or replace the line, which had a balance of $7.7 million at March 31, 2011. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate that was reduced in October 2010 from 9% to 7.5%. The full amount of the line is guaranteed as to payment by Marjorie Brooks, by Joe Brooks, the Company’s chairman and chief executive officer, and by Steve Brooks, the Company’s chief operating officer. Mrs. Brooks is collateralized by a subordinate lien on all of our assets subject to certain priority liens, and receives a fee as compensation for her guaranty.

The line of credit facility includes a debt service coverage ratio, current ratio, accounts payable, debt to equity ratio, and accounts receivable aging covenants, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. The Company has not been in compliance with certain covenants. However, in connection with the recapitalization described below, Liberty Bank agreed that it would not declare an event of default or make a demand for payment through November 30, 2011.

 Note 8:  Recapitalization

On March 18, 2011, the Company consummated related recapitalization transactions (the “Transactions”) with H.I.G. AERT, L.L.C., an affiliate of H.I.G. Capital L.L.C. (“H.I.G.”) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity.  Prior to the consummation of the Transactions, H.I.G. was the sole owner of four distinct obligations representing the Company’s debt: (i) $6,806,656 of principal plus accrued interest owed under that certain Promissory Note, dated July 1, 2009, issued by the Company in favor of H.I.G.; (ii) $13,281,084 of principal plus accrued interest owed under the Adair County Industrial Authority Solid Waste Recovery Facilities Revenue Bonds issued in 2007; (iii) $10,436,409 of principal plus accrued interest owed under the City of Springdale Arkansas, Industrial Development Refunding Revenue Bonds issued in 2008; and (iv) $2,096,667 of principal plus accrued interest owed under the Secured Promissory Note (“2010 Note”) issued on December 20, 2010.  Items (i)-(iv) above are collectively referred to herein as the “Prior Debt.”  Stephens, Inc. was retained by the Company before finalization of H.I.G. recapitalization to issue a fairness opinion.

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

 Notes Payable

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

Guaranty Agreement

In connection with the execution of the Credit Agreement, Marjorie S. Brooks entered into a Second Amended and Restated Guaranty Agreement in favor of H.I.G., dated March 18, 2011 (the “H.I.G. Guaranty”), pursuant to which Mrs. Brooks agreed to guarantee the Company’s obligations under the Credit Agreement up to a maximum guaranteed amount of $6,000,000 (plus certain potential expenses), replacing a prior guaranty Mrs. Brooks had agreed to with respect to certain of the Prior Debt.  In consideration for Mrs. Brooks entering into the H.I.G. Guaranty and continuing to perform her obligations under a January 16, 2006 Guaranty Agreement, as amended, in favor of Liberty (the “Liberty Guaranty”), the Company entered into a Guaranty Fee Agreement with Mrs. Brooks, dated March 18, 2011 (the “Guaranty Fee Agreement”), pursuant to which the Company agreed to pay to Mrs. Brooks (i) for as long as the Liberty Guaranty remains in effect, a guaranty fee equal to 4.0% per annum multiplied by the average daily balance of the Company’s obligations under its Loan Agreement with Liberty, as amended, for the month in which the fee is calculated, and (ii) for so long as the H.I.G. Guaranty remains in effect, a guaranty fee equal to 4.0% per annum multiplied by the lesser of $6,000,000 and the average daily balance of the Company’s outstanding obligations under the Credit Agreement for the month in which the fee is calculated.  The Company also agreed to pay Mrs. Brooks $313,124 at a later date in full satisfaction of previously accrued and unpaid guaranty fees, subject to the terms and conditions set forth in the Guaranty Fee Agreement. Previously accrued loan guarantee fees of $731,000 payable to Mrs. Brooks were cancelled in connection with the restructuring transaction.

Advisory Services Agreement

 The Company also on March 18, 2011 entered into an Advisory Services Agreement between H.I.G. Capital, L.L.C., an affiliate of H.I.G., and the Company (the “Advisory Services Agreement”) that provides for an annual monitoring fee between $250,000 and $500,000 (the “Monitoring Fee”) and reimbursement of all other out of pocket fees and expenses incurred by H.I.G. Capital, L.L.C..  In addition, pursuant to the terms of the Advisory Services Agreement, H.I.G. Capital, L.L.C. will be entitled to a financial advisory fee and a supplemental management fee in connection with any acquisition, disposition or material public or private debt or equity financing of the Company, in each case which has been introduced, arranged, managed and/or negotiated by H.I.G. Capital, L.L.C. or its affiliates.  H.I.G. Capital, L.L.C. was paid a $500,000 transaction fee under the Advisory Services Agreement in connection with the recapitalization.

Series E Convertible Preferred Stock

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

The Series E convertible Preferred Stock is not redeemable except under certain conditions which may be out of the control of the Company. An event of default under the Series A and B Term notes, for example, the failure to meet specified financial covenants, may trigger a redemption right to the holders of the Series E Convertible Preferred stockholders. As a result, the carrying value of the Series E Convertible Preferred Stock is reported in temporary equity.

Series D Preferred Stock and Warrant Exchange For Class A Common Stock

On March 18, 2011, immediately prior to the closing under the Exchange Agreement and Credit Agreement, the Company and the holders of the Company’s Series D Preferred Stock consummated the transactions contemplated by a Series D Preferred Stock Exchange Agreement (“Series D Exchange Agreement”), under which 748,772 shares of Series D Preferred Stock and Warrants exercisable for 3,787,880 shares of the Company’s Common Stock were exchanged for 36,313,377 shares of the Company’s Class A Common Stock (the “Series D Converted Shares”), equal to approximately 10% of the outstanding common shares of the Company on a fully diluted basis. At the date of the Series D Preferred Stock Exchange, HIG owned 315,273 shares of Series D Preferred Stock and 1,515,155 warrants exercisable for shares of the Company Class A common stock.

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

The recapitalization agreements have been accounted for as a troubled debt restructuring (ASC 470-60). The term notes, Series E Convertible Preferred Stock and Class A common stock issued have an estimated fair value of $45,383,000. The sum of cash proceeds and the recorded value of debt, accrued interest, Series D Preferred Stock, Warrants and certain other liabilities exchanged totaled $48,128,000, resulting in a gain on troubled debt restructuring of $2,745,000.

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

At March 31, 2011, AERT had a total remaining balance in accrued expenses of $4.6 million associated with the settlement of the class action lawsuit. The Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

Other Matters

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2011

The following table sets forth selected information from our statements of operations.

	Three Months Ended March 31,
	2010	2011	% Change
Net sales	$16,391	$15,017	-8.4%
Cost of goods sold	13,237	12,911	-2.5%
% of net sales	80.8%	86.0%
Gross margin	3,154	2,106	-33.2%
% of net sales	19.2%	14.0%

Selling and administrative costs	2,648	3,023	14.2%
% of net sales	16.2%	20.1%
Gain from fixed asset disposition	(1)	-	-100.0%
Operating income (loss)	507	(917)	-280.9%
% of net sales	3.1%	-6.1%
Other income	-	5	*
Gain on restructure	-	2,745	*
Net interest expense	(706)	(892)	26.3%
Income (loss) before dividends	(199)	941	*
% of net sales	-1.2%	6.3%
Dividends on preferred stock	(198)	(180)	-9.1%
Net (income) loss applicable to common stock	$(397)	$761	*
% of net sales	-2.4%	5.1%
____________________________________
* Not meaningful as a percentage change.

NetSales

First quarter 2011 sales were down 8.4% from first quarter 2010 sales due primarily to reduced ChoiceDek® sales to BlueLinx of $3.4 million who lowered their inventory levels. This reduction was partially offset by increased MoistureShield® sales of $1.6 million.

Cost of Goods Sold and Gross Margin

Cost of goods sold was lower in the first quarter of 2011 compared to the first quarter of 2010 due to reduced sales. As a percentage of sales, cost of goods sold increased by 5.2 percentage points, reflecting increased raw material costs and reduced manufacturing overhead absorption.

Selling and Administrative Costs

Selling and administrative costs were up $0.4 million in the first quarter of 2011 compared to the first quarter of 2010. The increase relates to a one time cost of deferred equity compensation of $0.4 million relating to employee stock awards becoming fully vested as a result of the change in control. (See Note 8)

Earnings

An operating loss of $0.9 million was incurred in the first quarter of 2011, a $1.4 million reduction from the $0.5 million operating income recorded in the first quarter of 2010. As discussed above, $0.4 million of this reduction in operating income was due to a one time charge relating to the vesting of restricted stock. An increased in sales discounts, lower sales volume and higher unit costs contributed to the balance of the operating income reduction in the first three months of 2011 versus 2010.

We incurred a profit before dividends of $0.9 million in the first quarter of 2011 compared to a net loss of $0.2 million first quarter of 2010. This $1.1 million increase in profit is due to a gain of $2.7 million as the result of the H.I.G. recapitalization offset by increased selling and administrative costs of $0.4 million, increased interest cost of $0.2 million and lower margin of $1.0 million.

Liquidity and Capital Resources

The net cash realized of $4.5 million from the March 18, 2011 H.I.G. recapitalization (see Note 8) was used to pay down aged payables while the $2 million note provided by H.I.G. in the fourth quarter of 2010 provided funds to help maintain operations.

Cash Flows

Cash Flows from Operating Activities

     Cash used in operations in the first quarter of 2011 was $6.9 million as compared to cash provided by operations of $3 million in 2010.  The $6.9 million of cash used in operations for the first quarter of 2011 is primarily due to the gain on the H.I.G. recapitalization, reduction in other assets due primarily to reduction in debt issuance cost, and the change in current assets and current liabilities. (See Note 3)

This change in current assets and current liabilities is primarily due to a pay down of accounts payable related to H.I.G. recapitalization offset by an increase in accrued liabilities.

Cash Flows from Investing Activities

Cash used in investing activities in the first quarter of 2011 decreased $1.8 million compared to the same period in 2010. The decrease was due to lower capital expenditures for the construction of our Watts plastic recycling facility.

Cash Flows from Financing Activities

Cash provided by financing activities was $5.9 million in the first quarter of 2011 compared to cash used by financing activities of $0.3 million in the first quarter of 2010. The $6.2 million change in financing activities was due primarily to $5.8 million proceeds from H.I.G. notes and $0.2 million from State of Oklahoma for additions to Watts equipment offset by pay down to Liberty Bank of $0.1 million.

Working Capital

     At March 31, 2011, we had a working capital deficit of $10.7 million compared to a working capital deficit of $28.8 million at December 31, 2010. The decrease in our deficit in 2011 was primarily the result of H.I.G. recapitalization. Components of working capital that fluctuated significantly include accounts payable, current maturities of long term debt, and accrued liabilities. See “Cash Flows from Operations” above for an explanation of those fluctuations.

Property, Plant and Equipment

The changes in our property, plant and equipment in the first quarter of 2011 are due primarily to fixed asset additions of our Watts recycling facility transferring from construction in process to fixed assets.

Debt

In addition to the H.I.G. transaction on March 18, 2011, as discussed above, we continue to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended multiple times in 2010, and again in 2011 to a maturity date of March 15, 2012. The Company is currently working to restructure or replace the line, which had a balance of $7.7 million at March 31, 2011. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate that was reduced in October 2010 from 9% to 7.5%. The full amount of the line is guaranteed as to payment by Marjorie Brooks, by Joe Brooks, the Company’s chairman and chief executive officer, and by Steve Brooks, the Company’s chief operating officer. Mrs. Brooks is collateralized by a subordinate lien on all of our assets subject to certain priority liens, and receives a fee as compensation for her guaranty.

Debt Covenants

Our line of credit contains financial covenants that were waived through November 30, 2011.

H.I.G. Long Term Debt

On March 18, 2011, the Company consummated related recapitalization transactions (the “Transactions”) with H.I.G. AERT, L.L.C., an affiliate of H.I.G. Capital L.L.C. (“H.I.G.”) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity.  Prior to the consummation of the Transactions, H.I.G. was the sole owner of four distinct obligations representing the Company’s debt: (i) $6,806,656 of principal plus accrued interest owed under that certain Promissory Note, dated July 1, 2009, issued by the Company in favor of H.I.G.; (ii) $13,281,084 of principal plus accrued interest owed under the Adair County Industrial Authority Solid Waste Recovery Facilities Revenue Bonds issued in 2007; (iii) $10,436,409 of principal plus accrued interest owed under the City of Springdale Arkansas, Industrial Development Refunding Revenue Bonds issued in 2008; and (iv) $2,096,667 of principal plus accrued interest owed under the Secured Promissory Note (“2010 Note”) issued on December 20, 2010.  Items (i)-(iv) above are collectively referred to herein as the “Prior Debt.”

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

Item 4. Controls and Procedures.

Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, J. R. Brian Hanna, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of March 31, 2011 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

During the quarter ended March 31, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 11, 2011

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