Form 10-Q
period 2011-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2011-08-08
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 29, 2011, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 88,015,632 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

 PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2010	2011
Assets		(unaudited)
Current assets:
Cash	$1,655	$485
Restricted Cash	866	12
Trade accounts receivable, net of allowance of $110 at December 31, 2010 and $445 at June 30, 2011	2,497	3,485
Inventories	8,169	9,779
Prepaid expenses	645	769
Total current assets	13,832	14,530

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	17,802	17,802
Machinery and equipment	52,232	50,793
Transportation equipment	757	758
Office equipment	2,260	2,260
Construction in progress	459	1,014
Total land, buildings and equipment	75,499	74,616
Less accumulated depreciation	39,635	40,391
Net land, buildings and equipment	35,864	34,225

Other assets:
Debt issuance costs, net of accumulated amortization of $1,748 at December 31, 2010 and $35 at June 30, 2011	2,731	716
Debt service reserve fund	43	-
Other assets	1,017	818
Total other assets	3,791	1,534
Total assets	$53,487	$50,289

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2010	2011
Liabilities and Stockholders' Deficit		(unaudited)
Current liabilities:
Accounts payable – trade	$11,711	$5,992
Accounts payable – related parties	1,510	593
Current maturities of long-term debt	7,622	1,723
Current maturities of capital lease obligations	203	195
Accruals related to expected settlement of class action lawsuit	5,079	4,043
Other accrued liabilities	6,586	3,927
Working capital line of credit	7,829	7,229
Notes payable	2,045	175
Total current liabilities	42,585	23,877

Long-term debt, less current maturities	23,313	20,345
Capital lease obligations, less current maturities	199	92
Long-term debt and capital lease obligatons	23,512	20,437

Accrued dividends on convertible preferred stock	1,739	-
Series E convertible preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at December 31, 2010 and 20,524 shares issued and outstanding at June 30, 2011	-	20,881

Stockholders' deficit:
Convertible Preferred stock, $0.01 par value; 5,000,000 shares authorized, 748,772 shares issued and outstanding at December 31, 2010 and 0 shares issued and outstanding at June 30, 2011; aggregate liquidation preference of $19,768 at December 31, 2010	7	-
Class A common stock, $0.01 par value; 125,000,000 shares authorized (see Note 10); 48,800,531 shares issued and outstanding at December 31, 2010 and 87,963,907 at June 30, 2011	488	880
Class B convertible common stock, $0.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2010 and June 30, 2011	15	15
Warrants outstanding; 3,787,880 at December 31, 2010	1,533	-
Additional paid-in capital	53,209	53,347
Accumulated deficit	(69,601)	(69,148)
Total stockholders' deficit	(14,349)	(14,906)
Total liabilities and stockholders' deficit	$53,487	$50,289

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net sales	$23,229	$17,616	$39,620	$32,633
Cost of goods sold	17,230	14,503	30,467	27,414
Gross margin	5,999	3,113	9,153	5,219

Selling and administrative costs	3,461	2,815	6,109	5,839
(Gain) loss from fixed asset disposition	(5)	74	(6)	74
Operating income	2,543	224	3,050	(694)

Other expenses:
Gain on recapitalization	-	284	-	3,029
Other income	-	198	-	204
Net interest expense	(1,073)	(706)	(1,779)	(1,598)
Income before dividends	1,470	-	1,271	941
Dividends on preferred stock	(198)	(308)	(396)	(488)
Net income (loss) applicable to common stock	$1,272	$(308)	$875	$453

Income (loss) per share of common stock (basic)	$0.03	$(0.00)	$0.02	$0.01
Income (loss) per share of common stock (diluted)	$0.03	$(0.00)	$0.02	$0.00

Weighted average common shares outstanding (basic)	49,614,082	89,429,437	49,592,702	72,854,899
Weighted average common shares outstanding (diluted)	49,614,082	89,429,437	49,592,702	346,510,219

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net income (loss) applicable to common stock	$875	$453
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on recapitalization	-	(3,029)
Depreciation and amortization	3,079	2,809
Dividends on preferred stock	396	488
Accrued interest converted to long term debt	-	457
Issuance of stock	-	105
(Gain)/loss from fixed asset disposition	(6)	74
Increase in accounts receivable allowance	-	335
Changes in other assets	280	(2,338)
Changes in current assets and current liabilities	(110)	(6,566)
Net cash provided by (used in) operating activities	4,514	(7,212)

Cash flows from investing activities:
Change in restricted cash	-	1,624
Purchases of land, buildings and equipment	(2,174)	(1,224)
Proceeds from disposition of equipment	6	12
Net cash provided by (used in) investing activities	(2,168)	412

Cash flows from financing activities:
Net payments on line of credit	-	(600)
Payments on notes	(1,226)	(155)
Payments on capital lease obligations	(122)	(115)
Proceeds from issuance of notes	-	7,270
Increase restricted cash for payment of debt and construction costs	-	(770)
Net cash provided by (used in) financing activities	(1,348)	5,630

Increase (decrease) in cash	998	(1,170)
Cash, beginning of period	243	1,655
Cash, end of period	$1,241	$485

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1: Unaudited Information

Advanced Environmental Recycling Technologies, Inc. (the Company or “AERT”) has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results with the exception of the adjustments to report the recapitalization transactions described in Note 8, all adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Note 2: Description of the Company

Advanced Environmental Recycling Technologies, Inc., founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which has been cleaned, sized and reprocessed, and recycled polyethylene plastics which have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Its products have been extensively tested, and are sold by leading national companies such as BlueLinx Corporation (“BlueLinx”), Lowe’s Companies, Inc. (“Lowe’s”) and Therma-Tru Corporation. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible (“Green”) building alternative for decking, railing, and trim products.

On May 13, 2010, the Company changed its distributor for ChoiceDek® products from Weyerhaeuser Company, previously its largest customer, to BlueLinx. The change came primarily as a result of the strengths that Bluelinx has in distributing to Lowe’s.  All ChoiceDek® products are sold by the distributor exclusively to Lowe’s.

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

	2010	2011
	(unaudited)	(unaudited)
Receivables	$858	$(1,323)
Inventories	(3,206)	(1,610)
Prepaid expenses and other	407	103
Accounts payable – trade and related parties	2,549	(3,821)
Accrued liabilities	(718)	85
	$(110)	$(6,566)
Cash paid for interest, net of amounts capitalized of $260 in 2010 and $0 in 2011	$1,124	$363

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	2010	2011
	(unaudited)	(unaudited)
Notes payable for financing insurance policies	995	227
Note payable for equipment	56	─
Class A common stock issued in payment of accounts payable	50	─
Dividends on preferred stock transfer to equity	─	2,227
Forgiven related party loan guarantee fees	─	731
Accrued interest exchanged for equity/notes	─	2,237
Class A common stock issued in exchange for accrued liabilities	─	105
Accrued interest converted to long term debt	─	457
Notes payable exchanged for equity	─	20,042

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.  The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement.  Sales are recorded net of discounts, rebates and returns, which were $2.3 million and $1.7 million for the six months ended June 30, 2010 and 2011, respectively. The decrease from 2010 was due to the replacement of our discontinued style of handrail with an updated handrail product line in 2010 and return of the discontinued product.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following (in thousands):

	December 31, 2010	June 30, 2011
		(unaudited)
Parts and supplies	$1,188	$1,096
Raw materials	3,462	5,344
Work in process	1,310	604
Finished goods	2,209	2,735
	$8,169	$9,779

Accounts Receivable

Accounts receivable are carried at original invoice amounts less an estimated reserve made for returns and discounts based on a review of historical rates of returns and expected discounts to be taken. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all overdue accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance account based on its assessment of the current status of the individual accounts. Balances that remained outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Recoveries of trade receivables previously written off are recorded when received.

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

Share-Based Payments

The Company measures the cost of employee and a director service received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost in the financial statements. Compensation cost is recognized as the awards vest. Since 2005, the Company has used restricted stock awards as its exclusive form of stock-based compensation. On March 18, 2011, with the change of control, all stock awards were vested.

Note 5: Income Taxes

As of June 30, 2011, the Company had net operating loss carryforwards that are available to eliminate taxable income for the six months ended June 30, 2011 and reduce future taxable income. The net operating loss carryforwards will expire in 2011 through 2029, if not utilized. As there is insufficient certainty that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company carries a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. As a result, no income tax provision has been recorded for the quarter and six months ended June 30, 2011. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company (see Note 8), which will result in a significant restriction on the utilization of the Company’s net operating loss carryforwards.

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

In computing diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. The exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. All potential common shares for the three months ended June 30, 2010 and 2011 and for the six months ended June 30, 2010 are antidilutive. Therefore, basic EPS and diluted EPS were computed in the same manner for those periods.

 The following schedule presents a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation for the six months ended June 30, 2011 (in thousands, except share and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income applicable to common stock	$453	72,854,899	$0.01

Effect of Dilutive Securities
Convertible preferred stock	356	273,655,320

Diluted EPS
Net income applicable to common stock plus assumed conversions	$809	346,510,219	$0.00

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at June 30, 2010 and 2011. The following schedule presents antidilutive securities for the quarters and six months ended June 30, 2010 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Options	1,049,000	525,000	1,049,000	525,000
Warrants	3,787,880	-	3,787,880	-
Restricted common stock	2,060,000	-	2,060,000	-
Series D preferred stock	7,487,720	-	7,487,720	-
Series E preferred stock	-	273,655,322	-	-

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included with future calculations of diluted EPS.

Note 7:  Debt

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended multiple times in 2010, and again in 2011 to a maturity date of March 15, 2012. The Company is currently working to restructure or replace the line, which had a balance of $7.2 million at June 30, 2011. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate that was reduced in October 2010 from 9% to 7.5%. The full amount of the line is guaranteed as to payment by Marjorie Brooks, Joe Brooks, the Company’s chairman and chief executive officer, and by Steve Brooks, the Company’s chief operating officer. Mrs. Brooks is collateralized by a subordinate lien on all of our assets subject to certain priority liens, and receives a fee as compensation for her guaranty.

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

Upon the Closing, H.I.G. converted the $2,000,000 principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note.  In addition, an additional $5.5 million was funded and drawn under the Series B Note at Closing.  The Company drew down $1.0 million of additional Series B note on May 23, 2011 to help fund operations.  The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion.  The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note.  The Series B Note ranks pari passu to the Series A Note.

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

Guaranty Agreement

In connection with the execution of the Credit Agreement, Marjorie S. Brooks entered into a Second Amended and Restated Guaranty Agreement in favor of H.I.G., dated March 18, 2011 (the “H.I.G. Guaranty”), pursuant to which Mrs. Brooks agreed to guarantee the Company’s obligations under the Credit Agreement up to a maximum guaranteed amount of $6,000,000 (plus certain potential expenses), replacing a prior guaranty Mrs. Brooks had agreed to with respect to certain of the Prior Debt.  In consideration for Mrs. Brooks entering into the H.I.G. Guaranty and continuing to perform her obligations under a January 16, 2006 Guaranty Agreement, as amended, in favor of Liberty (the “Liberty Guaranty”), the Company entered into a Guaranty Fee Agreement with Mrs. Brooks, dated March 18, 2011 (the “Guaranty Fee Agreement”), pursuant to which the Company agreed to pay to Mrs. Brooks (i) for as long as the Liberty Guaranty remains in effect, a guaranty fee equal to 4.0% per annum multiplied by the average daily balance of the Company’s obligations under its Loan Agreement with Liberty, as amended, for the month in which the fee is calculated, and (ii) for so long as the H.I.G. Guaranty remains in effect, a guaranty fee equal to 4.0% per annum multiplied by the lesser of $6,000,000 and the average daily balance of the Company’s outstanding obligations under the Credit Agreement for the month in which the fee is calculated.  Mrs. Brooks agreed to accept a payment of $313,124 on or before July 31, 2011 in full satisfaction of previously accrued and unpaid guaranty fees, subject to the terms and conditions set forth in the Guaranty Fee Agreement. Previously accrued loan guarantee fees of $731,000 payable to Mrs. Brooks were cancelled in connection with the restructuring transaction.

The $313,124 payment was not made by the Company on or before July 31, 2011 with the result that the Credit Agreement Guaranty can be terminated by Mrs. Brooks upon delivery of a written notice to the Administrative Agent and AERT revoking and/or terminating the Credit Agreement Guaranty.

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

In order to satisfy its obligations under the Exchange Agreement with regard to the reservation of the Conversion Shares, the Company was contractually obligated to present for stockholder approval an amendment to the Company’s Certificate of Incorporation to authorize 400,000,000 additional shares of the Company’s Class A Common Stock which was subsequently voted on July 14, 2011 with stockholder approval (See Note 10).  On March 18, 2011, the Company, H.I.G., all of the prior Series D Preferred Stockholders, certain management stockholders and certain other stockholders, including Marjorie S. Brooks, entered into a Voting Agreement undertaking to vote in favor of such increase in authorized capital stock.

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

The recapitalization agreements have been accounted for as a troubled debt restructuring (ASC 470-60). The term notes, Series E Convertible Preferred Stock and Class A common stock issued have an estimated fair value of $45,383,000. The sum of cash proceeds and the recorded value of debt, accrued interest, Series D Preferred Stock, Warrants and certain other liabilities exchanged totaled $48,128,000, resulting in a gain on troubled debt restructuring of $3,029,000, an increase of $284,000 in the second quarter due to additional accounts payable write-down.

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

At June 30, 2011, AERT had a total remaining balance in accrued expenses of $4.0 million associated with the settlement of the class action lawsuit. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

Other Matters

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Note 10: Subsequent Event

At the Company’s annual meeting of stockholders on July 14, 2011, the stockholders approved a proposal to amend the Company’s certificate of incorporation to increase the authorized number of shares of Class A common stock from 125 million to 525 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2011

The following table sets forth selected information from our statements of operations (in thousands).

	Three Months Ended June 30,
	2010	2011	% Change
Net sales	$23,229	$17,616	-24.2%
Cost of goods sold	17,230	14,503	-15.8%
% of net sales	74.2%	82.3%
Gross margin	5,999	3,113	-48.1%
% of net sales	25.8%	17.7%
Gain/(loss) from fixed asset disposition	5	(74)	*
Selling and administrative costs	3,461	2,815	-18.7%
% of net sales	14.9%	16.0%
Operating income	2,543	224	-91.2%
% of net sales	10.9%	1.3%
Gain on recapitalization	-	284
Other income	-	198
Net interest expense	(1,073)	(706)	-34.2%
Income before dividends	1,470	-	-100.0%
% of net sales	6.3%	0.0%
Dividends on preferred stock	(198)	(308)	55.6%
Net income/(loss) applicable to common stock	$1,272	$(308)	-124.2%
% of net sales	5.5%	-1.7%
______________________________________
* Not meaningful as a percentage change

NetSales

Second quarter 2011 sales were down 24% from second quarter 2010 sales due primarily to reduced ChoiceDek® sales to BlueLinx of $5.8 million who lowered their inventory levels. This reduction was partially offset by increased MoistureShield® sales of $0.5 million.

Cost of Goods Sold and Gross Margin

Cost of goods sold was lower in the second quarter of 2011 compared to the second quarter of 2010 due to reduced sales.  As a percentage of sales, cost of goods sold increased by 8.1 percentage points, reflecting higher raw material costs and reduced manufacturing overhead absorption.

Selling and Administrative Costs

Selling and administrative costs were down $0.6 million in the second quarter of 2011 compared to the second quarter of 2010. The decrease was due primarily to reduced administration expense, reduced headcount and employee health insurance costs and lower professional fees. These reductions were offset by increased advertising and promotional expenses.

Earnings

An operating income of $0.2 million was generated in the second quarter of 2011 compared to $2.5 million in the second quarter of 2010. This decrease is due to lower sales volume and higher unit costs. Other income increased by $0.2 million due to a $0.2 million grant from State of Arkansas. Gain on recapitalization increased by $0.3 million due to reduction of accounts payable resulting from negotiations with certain vendors. Interest costs had decreased by $0.4 million in the second quarter of 2011 due primarily to the H.I.G. recapitalization.

Our net income dropped $1.6 million for the second quarter 2011 compared to the second quarter 2010.  This reduction is due to lower sales and higher material costs, offset by reduced selling and administrative costs, reduced interest costs and an increase in other income.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2011

The following table sets forth selected information from our statements of operations (in thousands).

	Six Months Ended June 30,
	2010	2011	% Change
Net sales	$39,620	$32,633	-17.6%
Cost of goods sold	30,467	27,414	-10.0%
% of net sales	76.9%	84.0%
Gross margin	9,153	5,219	-43.0%
% of net sales	23.1%	16.0%
Gain/(loss) from fixed asset disposition	6	(74)	*
Selling and administrative costs	6,109	5,839	-4.4%
% of net sales	15.4%	17.9%
Operating income/(loss)	3,050	(694)	-122.8%
% of net sales	7.7%	-2.1%
Gain on recapitalization	-	3,029	*
Other income	-	204
Net interest expense	(1,779)	(1,598)	-10.2%
Income before dividends	1,271	941	-26.0%
% of net sales	3.2%	2.9%
Dividends on preferred stock	(396)	(488)	23.2%
Net income applicable to common stock	$875	$453	*
% of net sales	2.2%	1.4%
____________________________________
* Not meaningful as a percentage change.

NetSales

Net sales for the first six months of 2011 were down 18% from the first half of 2010 due primarily to reduced ChoiceDek® sales to BlueLinx of $10.4 million who lowered their inventory levels. This reduction was partially offset by increased MoistureShield® sales of $2.5 million with the addition of new customers.

Cost of Goods Sold and Gross Margin

Cost of goods sold was lower in the first six months of 2011 compared to the first six months of 2010 due to reduced sales. As a percentage of sales, cost of goods sold increased by 7.1 percentage points, reflecting increased raw material costs and reduced manufacturing overhead absorption.

Selling and Administrative Costs

Selling and administrative costs were down $0.3 million in the first six months of 2011 compared to the first six months of 2010. This decrease is primarily due to reduced headcount and employee health insurance, reduced administration costs, reduced property taxes, reduced depreciation of our ERP system which is now fully depreciated, offset by a one time cost of deferred equity compensation relating to the employee stock awards becoming fully vested as a result of the change in control and additional spending on commissions, advertising, promotional material and additional research and development testing. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, depreciation, travel, professional fees, and commissions.

Earnings

An operating loss of $0.7 million was incurred in the first six months of 2011 compared to an operating profit of $3.1 million the first six months of 2010. This was due primarily to a lower gross margin of $3.9 million due to lower sales volume and higher material costs offset by reduced selling and administrative costs.

Net income was down $0.4 million due to a lower gross margin of $3.9 million offset by a gain of $3.0 million as a result of the H.I.G. recapitalization, $0.2 million other income from a grant from the State of Arkansas and from lower interest costs.

Liquidity and Capital Resources

The $4.5 million net cash realized from the March 18, 2011 H.I.G. recapitalization (see Note 8) was used to pay down aged payables while the $1 million provided by H.I.G. on May 23, 2011 and the $2 million provided by H.I.G. in the fourth quarter of 2010 were used to maintain operations.

Cash Flows

Cash Flows from Operations

     Cash used in operations in the first six months of 2011 was $7.2 million as compared to cash provided by operations of $4.5 million in the first six months of 2010. The $7.2 million of cash used in operations for the first six months of 2011 was primarily due to the change in current assets and current liabilities. (See Note 3)

The change in current assets and current liabilities was primarily due to the paydown of accounts payable related to H.I.G. recapitalization, increase in receivables due to increased sales for the month of June 2011 compared to month of December 2010 and increased inventories.

Cash Flows from Investing Activities

Cash used in investing activities in the first six months of 2011 decreased $2.6 million compared to the same period in 2010. The decrease was due to lower capital expenditures for the construction of our Watts plastic recycling facility.

Cash provided by investing activities for the first six months of 2011 was $0.4 million compared to cash used in investing activities of $2.2 million in the first six months of 2010. This increase in cash was due to an increase in restricted cash of $1.6 million and $1.0 million lower capital expenditures for the construction of our Watts plastic recycling facility.

Cash Flows from Financing Activities

Cash provided by financing activities was $5.6 million in the first six months of 2011 compared to cash used in financing activities of $1.3 million in the first six months of 2010. The $7.0 million change in cash from financing activities was primarily due to $7.3 million proceeds from H.I.G. notes and the State of Oklahoma note. The $1.1 million reduced payments of notes in the first six months ended June 30, 2011 compared to six months ended June 30, 2010 was primarily due to payment of Allstate notes in 2010. The above was offset by a $0.6 million paydown to Liberty bank and a $0.8 million increase in restricted cash for payment of debt construction costs related to additions to Watts equipment.

Working Capital

     At June 30, 2011, we had a working capital deficit of $9.3 million compared to a working capital deficit of $28.8 million at December 31, 2010. The decrease in our deficit in 2011 was primarily the result of H.I.G. recapitalization. Components of working capital that fluctuated significantly include accounts payable, current maturities of long term debt, and accrued liabilities.

Property, Plant and Equipment

The changes in our property, plant and equipment in the first six months of 2011 are due primarily to fixed asset additions of our Watts recycling facility offset by an increase in accumulated depreciation due to normal depreciation for the period.

Debt

In addition to the H.I.G. transaction on March 18, 2011, as discussed above, we continue to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended multiple times in 2010, and again in 2011 to a maturity date of March 15, 2012. The Company is currently working to restructure or replace the line, which had a balance of $7.2 million at June 30, 2011. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate that was reduced in October 2010 from 9% to 7.5%. The full amount of the line is guaranteed as to payment by Marjorie Brooks, by Joe Brooks, the Company’s chairman and chief executive officer, and by Steve Brooks, the Company’s chief operating officer. Mrs. Brooks is collateralized by a subordinate lien on all of our assets subject to certain priority liens, and receives a fee as compensation for her guaranty.

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3%. The loan is being made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and will fund the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan were scheduled to commence on the earlier of project completion or July 1, 2011, however, an extension was granted on June 29, 2011whereby payments will begin on January 1, 2012.

Debt Covenants

Our line of credit contains financial covenants which were not met were waived through November 30, 2011.

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

Upon the Closing, H.I.G. converted the $2,000,000 principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note.  In addition, an additional $5,500,000 was funded and drawn under the Series B Note at Closing.  The company drew down $1,000,000 on May 23, 2011, to help fund operations.  The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion.  The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note.  The Series B Note ranks pari passu to the Series A Note.

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

Uncertainties, Issues and Risks

            There are many factors that could adversely affect AERT’s business and results of operations.  These factors include, but are not limited to, general economic conditions, decline in demand for our products, business or industry changes, government rules and regulations, environmental concerns, litigation, new products / product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, availability of raw material (plastic) at a reasonable price, management’s failure to execute effectively, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

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

Item 4. Controls and Procedures.

Our chief executive officer, Joe G. Brooks, who is our principal executive officer, and our chief financial officer, J. R. Brian Hanna, who is our principal financial officer, have reviewed and evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that we have in place as of June 30, 2011 with respect to, among other things, the timely accumulation and communication of information to management and the recording, processing, summarizing and reporting thereof for the purpose of preparing and filing this quarterly report on Form 10-Q. Based upon their review, the aforementioned executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

During the quarter ended June 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: August 5, 2011

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