Form 10-Q
period 2011-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2011-11-02
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2011, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, 88,015,632 was and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index

 PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2010	2011
Assets		(unaudited)
Current assets:
Cash	$1,655	$701
Restricted cash	866	421
Trade accounts receivable, net of allowance of $110 at December 31, 2010 and $272 at September 30, 2011	2,497	1,379
Inventories	8,169	11,095
Prepaid expenses	645	615
Total current assets	13,832	14,211

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	17,802	17,813
Machinery and equipment	52,232	51,077
Transportation equipment	757	757
Office equipment	2,260	2,343
Construction in progress	459	853
Total land, buildings and equipment	75,499	74,832
Less accumulated depreciation	39,635	41,868
Net land, buildings and equipment	35,864	32,964

Other assets:
Debt issuance costs, net of accumulated amortization of $1,748 at December 31, 2010 and $66 at September 30, 2011	2,731	685
Debt service reserve fund	43	-
Other assets, net of accumulated amortization of $486 at December 31, 2010 and $0 at September 30, 2011	1,017	758
Total other assets	3,791	1,443
Total assets	$53,487	$48,618

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2010	2011
Liabilities and Stockholders' Deficit		(unaudited)
Current liabilities:
Accounts payable – trade	$11,711	$5,671
Accounts payable – related parties	1,510	577
Current maturities of long-term debt	7,622	1,702
Current maturities of capital lease obligations	203	182
Accruals related to expected settlement of class action lawsuit	5,079	3,355
Other accrued liabilities	6,586	3,585
Working capital line of credit	7,829	6,579
Notes payable	2,045	82
Total current liabilities	42,585	21,733

Long-term debt, less current maturities	23,313	21,517
Capital lease obligations, less current maturities	199	51
Long-term debt and capital lease obligatons	23,512	21,568

Accrued dividends on convertible preferred stock	1,739	-

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at December 31, 2010 and 20,524 shares issued and outstanding at September 30, 2011, including accrued unpaid dividends of $670	-	21,194

Stockholders' deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, 748,772 shares issued and outstanding at December 31, 2010 and 0 shares issued and outstanding at September 30, 2011; aggregate liquidation preference of $19,768 at December 31, 2010	7	-
Class A common stock, $0.01 par value; 525,000,000 shares authorized; 48,800,531 shares issued and outstanding at December 31, 2010 and 87,963,907 at September 30, 2011	488	880
Class B convertible common stock, $0.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2010 and September 30, 2011	15	15
Warrants outstanding; 3,787,880 at December 31, 2010	1,533	-
Additional paid-in capital	53,209	53,347
Accumulated deficit	(69,601)	(70,119)
Total stockholders' deficit	(14,349)	(15,877)
Total liabilities and stockholders' deficit	$53,487	$48,618

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net sales	$16,165	$17,831	$55,786	$50,464
Cost of goods sold	13,958	14,812	44,425	42,226
Gross margin	2,207	3,019	11,361	8,238

Selling and administrative costs	2,900	2,771	9,009	8,609
(Gain) loss from fixed asset disposition	-	-	(6)	74
Operating income (loss)	(693)	248	2,358	(445)

Other expenses:
Gain on recapitalization	-	-	-	3,029
Other income (expense)	-	(178)	-	26
Net interest expense	(1,172)	(728)	(2,951)	(2,326)
Income (loss) before dividends	(1,865)	(658)	(593)	284
Dividends on preferred stock	(198)	(313)	(593)	(802)
Net income (loss) applicable to common stock	$(2,063)	$(971)	$(1,186)	$(518)

Loss per share of common stock (basic and diluted)	$(0.04)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	49,743,426	89,429,437	49,643,495	79,379,744

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net loss applicable to common stock	$(1,186)	$(518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from restructuring	-	(3,029)
Depreciation and amortization	4,722	4,369
Dividends on preferred stock	593	802
Accrued interest converted to long term debt	-	882
Issuance of stock for payment of expenses	-	105
Increase in accounts receivable allowance	401	162
Gain (loss) from fixed asset disposition	(6)	74
Increase in cash restricted for interest costs	(413)	-
Changes in other assets	65	(2,052)
Changes in current assets and current liabilities	1,843	(7,046)
Net cash provided by (used in) operating activities	6,019	(6,251)

Cash flows from investing activities:
Change in restricted cash	-	1,968
Purchases of land, buildings and equipment	(2,311)	(1,680)
Proceeds from disposition of equipment	6	12
Net cash provided by (used in) investing activities	(2,305)	300

Cash flows from financing activities:
Net payments on line of credit	-	(1,250)
Payments on notes	(2,485)	(277)
Payments on capital lease obligations	(185)	(166)
Proceeds from issuance of notes	-	8,023
Proceeds from Arkansas ARRA grant	-	190
(Increase) decrease in cash restricted for payment of debt and construction costs	(480)	(1,523)
Net cash provided by (used in) financing activities	(3,150)	4,997

Increase (decrease) in cash	564	(954)
Cash, beginning of period	243	1,655
Cash, end of period	$807	$701

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

	2010	2011
	(unaudited)	(unaudited)
Receivables	$3,391	$956
Inventories	(3,982)	(2,926)
Prepaid expenses and other	748	30
Accounts payable – trade and related parties	3,832	(4,160)
Accrued liabilities	(2,146)	(946)
	$1,843	$(7,046)
Cash paid for interest, net of amounts capitalized of $260 in 2010 and $0 in 2011	$1,622	$686

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	2010	2011
	(unaudited)	(unaudited)
Notes payable for financing insurance policies	995	227
Note payable for equipment	56	─
Class A common stock issued in payment of accounts payable	50	─
Dividends on preferred stock transfer to equity	─	2,540
Forgiven related party loan guarantee fees	─	731
Accrued interest exchanged for equity/notes	─	2,237
Class A common stock issued in exchange for accrued liabilities	─	105
Accrued interest converted to long term debt	─	882
Exchange of debt for new debt and Series E Cumulative Convertible Stock	─	32,620

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.  The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement.  Sales are recorded net of discounts, rebates and returns, which were $3.0 million and $2.6 million for the nine months ended September 30, 2010 and 2011, respectively.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following (in thousands):

	December 31, 2010	September 30, 2011
		(unaudited)
Parts and supplies	$1,188	$981
Raw materials	3,462	6,010
Work in process	1,310	2,209
Finished goods	2,209	1,895
	$8,169	$11,095

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

Concentration Risk

The Company’s revenues are derived principally from national and regional building products distributors and BlueLinx, the Company’s primary decking customer. The ChoiceDek® brand of decking products sold to BlueLinx are in turn sold exclusively to Lowe’s. BlueLinx is also one of the Company’s MoistureShield® decking customers. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers. The Company derived most of its revenue prior to May 2010 from Weyerhaeuser, its distributor of ChoiceDek® products prior to the change to BlueLinx. Since the change, the Company has derived approximately 70% of its revenue from BlueLinx.

Share-Based Payments

The Company measures the cost of employee and director service received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost in the financial statements. Compensation cost is recognized as the awards vest. Since 2005, the Company has used restricted stock awards as its exclusive form of stock-based compensation. On March 18, 2011, with the change of control, all stock awards were vested.

Note 5: Income Taxes

As of September 30, 2011, the Company had net operating loss carryforwards that are available to eliminate taxable income for the nine months ended September 30, 2011 and reduce future taxable income. The net operating loss carryforwards will expire in 2011 through 2029, if not utilized. As there is insufficient certainty that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company carries a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. As a result, no income tax provision has been recorded for the quarter and nine months ended September 30, 2011. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company (see Note 8), which will result in a significant restriction on the utilization of the Company’s net operating loss carryforwards.

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

Note 6: Losses Per Share

The Company utilizes the two-class method for computing and presenting earnings per share.  The Company currently has one class of common stock (the “Common Stock”) and one class of cumulative participating preferred stock, Series E (the “Preferred Stock”).  Pursuant to the Series E Designation, holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors.  In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis.  Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share – basic.

            The two-class computation method for each period segregates basic earnings per common and participating share into two categories: distributed earnings per share (i.e., the Preferred Stock stated dividend) and undistributed earnings per share, which allocates earnings after subtracting the Preferred Stock dividend to the total of weighted average common shares outstanding plus equivalent converted common shares related to the Preferred Stock.  Basic earnings per common and participating share exclude the effect of Common Stock equivalents, and are computed using the two-class computation method.

In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included.  The exercise of options or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.  As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  The company incurred losses from continuing operations for the three and nine months ended September 30, 2011.  Therefore, basic EPS and diluted EPS were computed in the same manner for those periods.

	Qtr ended September 30, 2011	Nine months ended September 30, 2011
Net Loss	$(657,578)	$283,848
Preferred Stock dividend	$(313,209)	$(801,464)

Net loss applicable to common stock	$(970,787)	$(517,616)

Per Share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0	$0
Preferred	$0	$0

Earned Unpaid earnings per share
Preferred	$15.26	$39.05
Loss per share:
Common	$(0.01)	$(0.01)

Basic weighted average common shares:
Common weighted average number of shares	89,429,437	78,379,744
Participating preferred shares	273,655,320	196,626,415
Total weighted average number of shares	363,084,757	352,035,064

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at September 30, 2010 and 2011. The following schedule presents antidilutive securities for the quarters and nine months ended September 30, 2010 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Options	1,049,000	525,000	1,049,000	525,000
Warrants	3,787,880	-	3,787,880	-
Restricted common stock	2,030,000	-	2,030,000	-
Series D preferred stock	7,487,720	-	7,487,720	-
Series E preferred stock	-	273,655,322	-	273,655,322

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included with future calculations of diluted EPS.

Note 7: Debt

Line of Credit

            The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended multiple times in 2010, and again in 2011 to a maturity date of March 15, 2012. The Company is currently working to restructure or replace the line, which had a balance of $6.6 million at September 30, 2011. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate that was reduced in October 2010 from 9% to 7.5%. The full amount of the line is guaranteed as to payment by Marjorie Brooks, Joe Brooks, the Company’s chairman and chief executive officer, and by Steve Brooks, the Company’s chief operating officer. Mrs. Brooks is collateralized by a subordinate lien on all of our assets subject to certain priority liens, and receives a fee as compensation for her guaranty.

The line of credit facility includes a debt service coverage ratio, current ratio, accounts payable ageing covenant, debt to equity ratio, and accounts receivable aging covenants, and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. The Company has not been in compliance with certain covenants. However, in connection with the recapitalization described below, Liberty Bank agreed that it would not declare an event of default or make a demand for payment through November 30, 2011.

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

Management has the responsibility to determine the fair value of the Company’s Series E Cumulative Preferred stock issued through the recapitalization. The Series E stock was evaluated using a discounted cash flow analysis and comparables of similar public trading companies and private transactions. Based on this analysis, management has assigned the state (liquidation) value as the fair value estimate of the Series E cumulative preferred stock.

 Notes Payable

Pursuant to the Credit Agreement, the Company issued to H.I.G. the Notes, which are secured by a grant of a security interest in all of the Company’s assets in accordance with the terms of a Security Agreement, Patent Security Agreement, Copyright Security Agreement and Trademark Security Agreement, each dated March 18, 2011.  The Series A Note matures six years after the closing of the Transactions (the “Closing”) and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available for the first 24 months following the Closing, after which the Series A Note will bear cash interest at 8.0% per annum). Currently, interest payments are not being made on this note but being rolled into the outstanding principle of the note. H.I.G. and Liberty Bank of Arkansas (“Liberty”) concurrently entered into an Amended Intercreditor Agreement pursuant to which H.I.G. has priority vis-a-vis Liberty with respect to its lien on all assets of the Company other than inventory, accounts receivable, deposit accounts, and receipts, revenues, cash and income derived from such inventory and accounts receivable and certain real estate, and Liberty has priority vis-à-vis H.I.G. with respect to its lien on all inventory, accounts receivable, deposit accounts, and receipts, revenues, cash and income derived from such inventory and accounts receivable and certain real estate.

Upon the Closing, H.I.G. converted the $2,000,000 principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note.  In addition, an additional $5.5 million was funded and drawn under the Series B Note at Closing. Currently, interest payments are not being made on this note but being rolled into the outstanding principle of the note. The Company drew down $1.0 million of additional Series B note on May 23, 2011 to help fund operations.  The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion.  The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note.  The Series B Note ranks pari passu to the Series A Note.

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

The $313,124 payment was not made by the Company on or before July 31, 2011 with the result that the Credit Agreement Guaranty can be terminated by Mrs. Brooks upon delivery of a written notice to the Administrative Agent and AERT revoking and/or terminating the Credit Agreement Guaranty.  This payment has also not been made for the September 30, 2011 period as well.

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

Series E Cumulative Convertible Preferred Stock

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

The initial conversion price of the Series E Preferred Stock is fixed and will remain the conversion price subject to the anti-dilution adjustments described below.  The conversion price of the Series E Preferred Stock is subject to customary weighted-average anti-dilution adjustments, which will be made (subject to certain exceptions) in the event that AERT:

•	pays dividends or other distributions on the common stock in shares of common stock;

•	subdivides, splits or combines the shares of common stock;

•
subject to certain exceptions and limitations, issues options, rights or warrants entitling the holders to purchase common stock at less than the then-current market price (as defined in the certificate of designations for the Series E Preferred Stock);

•
issues or sells any securities that are convertible into or exercisable or exchangeable for common stock and the lowest price per share for which one share of common stock is issuable upon the conversion, exercise or exchange thereof is less than the then-current market price;

•
makes changes to the terms of outstanding options, warrants, or convertible securities (including those that were outstanding as of March 18, 2011, the original issue date of the Series E Preferred Stock) and that would result in a dilutive effect on the Series E Preferred Stock; in general, in such event the adjustment shall be calculated as if the changed terms had been in effect from the initial issuance of such securities and such securities issued before March 18, 2011 shall be treated as if newly issued as of the date of such change; provided that no adjustment will be made in such case if such adjustment would result in an increase in the conversion price then in effect; and

•
takes any action that would result in dilution of the Series E Preferred Stock but is not specifically provided for in the Series E Preferred Stock certificate of designations (including granting of stock appreciation rights, phantom stock rights or other rights with equity features), in which case the Company’s Board of Directors shall in good faith determine and implement an appropriate adjustment in the conversion price so as to protect the rights of the holders of the Series E Preferred Stock, subject to certain qualifications.

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

The recapitalization agreements have been accounted for as a troubled debt restructuring (ASC 470-60). The term notes, Series E Convertible Preferred Stock and Class A common stock issued have an estimated fair value of $45,383,000. The sum of cash proceeds and the recorded value of debt, accrued interest, Series D Preferred Stock, Warrants and certain other liabilities exchanged totaled $48,128,000, resulting in a gain on troubled debt restructuring of $3,029,000.

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

            At September 30, 2011, AERT had a total remaining balance in accrued expenses of $3.4 million associated with the settlement of the class action lawsuit. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

Other Matters

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Note 10: Subsequent Event

On October 20, 2011, Advanced Environmental Recycling Technologies, Inc. (“AERT”) and H.I.G. AERT, LLC (“H.I.G.”), an affiliate of H.I.G. Capital, LLC, amended certain Credit Agreement terms dated as of March 18, 2011. This amended Credit Agreement (the “Second Amendment”) will increase the Series B Term Loan Commitment by $5,000,000 to an aggregate commitment of $14,000,000. Concurrent with the amendment AERT received a $2,000,000 advance under the terms of the agreement.

Upon entering into the modified agreement, Liberty Bank and H.I.G. agreed that the incurrence by the Company of the indebtedness relating to the H.I.G Credit Agreement shall not constitute a default or event of default under the Liberty Bank Loan Documents (as defined in the Intercreditor Agreement).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2011

The following table sets forth selected information from our statements of operations (in thousands).

	Three Months Ended September 30,
	2010	2011	% Change
Net sales	$16,165	$17,831	10.3%
Cost of goods sold	13,958	14,812	6.1%
% of net sales	86.3%	83.1%
Gross margin	2,207	3,019	*
% of net sales	13.7%	16.9%

Selling and administrative costs	2,900	2,771	-4.4%
% of net sales	17.9%	15.5%
Operating income (loss)	(693)	248	-135.8%
% of net sales	-4.3%	1.4%
Net other expense	-	(178)
Net interest expense	(1,172)	(728)	-37.9%
Loss before dividends	(1,865)	(658)	-64.7%
% of net sales	-11.5%	-3.7%
Dividends on preferred stock	(198)	(313)	58.1%
Net loss applicable to common stock	$(2,063)	$(971)	-52.9%
% of net sales	-12.8%	-5.4%
____________________________________
* Not meaningful as a percentage change.

Net Sales

Third quarter 2011 sales were up 10.3% from third quarter 2010 sales due primarily to increased MoistureShield® sales of $1.7 million. This increase was due in part to the addition of new customers.

Cost of Goods Sold and Gross Margin

Cost of goods sold was higher in the third quarter of 2011 compared to the third quarter of 2010 due to increased sales.  As a percentage of sales, cost of goods sold decreased by 3.2 percentage points, reflecting lower overhead due primarily to reduced headcount and lowered employee insurance cost and lower property insurance.

Selling and Administrative Costs

Selling and administrative costs were down $0.1 million in the third quarter of 2011 compared to the third quarter of 2010. The decrease was due primarily to reduced administration expense, reduced headcount and employee health insurance costs. These reductions were offset by increased advertising and promotional expenses.

Earnings

An operating income of $0.2 million was generated in the third quarter of 2011 compared to $0.7 million loss in the third quarter of 2010. This increase is due to higher sales volume. Interest costs decreased by $0.4 million in the third quarter of 2011 due primarily to the H.I.G. recapitalization.

Our net loss was reduced by $1.1 million for the third quarter 2011 as compared to the third quarter 2010.  This reduction is due to higher sales, reduced selling and administrative costs, reduced interest costs offset by an increase in other expense and higher raw material costs.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2011

The following table sets forth selected information from our statements of operations (in thousands).

	Nine Months Ended September 30,
	2010	2011	% Change
Net sales	$55,786	$50,464	-9.5%
Cost of goods sold	44,425	42,226	-4.9%
% of net sales	79.6%	83.7%
Gross margin	11,361	8,238	-27.5%
% of net sales	20.4%	16.3%

Gain (loss) from fixed asset disposition	6	(74)
Selling and administrative costs	9,009	8,609	-4.4%
% of net sales	16.1%	17.1%
Operating income (loss)	2,358	(445)	*
% of net sales	4.2%	-0.9%
Gain on recapitalization	-	3,029	*
Other income	-	26	*
Net interest expense	(2,951)	(2,326)	-21.2%
Income (loss) before dividends	(593)	284	-147.9%
% of net sales	-1.1%	0.6%
Dividends on preferred stock	(593)	(802)	35.2%
Net loss applicable to common stock	$(1,186)	$(518)	-56.3%
% of net sales	-2.1%	-1.0%
____________________________________
* Not meaningful as a percentage change.

Net Sales

Net sales for the first nine months of 2011 were down 9.5% from the first nine months of 2010 due primarily to reduced ChoiceDek® sales to BlueLinx of $9.2 million who lowered their inventory levels. This reduction was partially offset by increased MoistureShield® sales of $3.7 million with the addition of new customers.

Cost of Goods Sold and Gross Margin

Cost of goods sold was lower in the first nine months of 2011 compared to the first nine months of 2010 due to reduced sales. As a percentage of sales, cost of goods sold increased by 4.1 percentage points, reflecting increased raw material costs.

Selling and Administrative Costs

Selling and administrative costs were down $0.4 million in the first nine months of 2011 compared to the first nine months of 2010. This decrease is primarily due to reduced headcount and employee health insurance, reduced administration costs, reduced property taxes, reduced depreciation of our ERP system which is now fully depreciated, offset by a onetime cost of deferred equity compensation relating to the employee stock awards becoming fully vested as a result of the change in control and additional spending on commissions, advertising, promotional material and additional research and development testing. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, depreciation, travel, professional fees, and commissions.

Earnings

An operating loss of $0.4 million was incurred in the first nine months of 2011 compared to an operating profit of $2.4 million the first nine months of 2010. This was due primarily to a lower gross margin of $3.1 million due to lower sales volume and higher material costs offset by reduced selling and administrative costs and lower interest expense.

Net loss was down $0.7 million due primarily to a lower gross margin of $3.1 million offset by a gain of $3.0 million as a result of the H.I.G. recapitalization, and a lower selling and administrative cost of $0.4 million.

Liquidity and Capital Resources

The $4.5 million net cash realized from the March 18, 2011 H.I.G. recapitalization (see Note 8) was used to pay down aged payables while the $1 million provided by H.I.G. on May 23, 2011 and the $2 million provided by H.I.G. in the fourth quarter of 2010 were used to maintain operations.

We can improve on liquidity by decreasing our overhead costs, negotiating longer payment terms with vendors and increasing profitability within our product sector. We have also reduced accounts payable and accrued liabilities by more than $6.4 million through the restructuring.

Our Junction, TX facility is unused and if sold could provide an additional source of cash, though the expected value does not exceed $1.0 million.

On October 20, 2011, AERT and HIG amended their Credit Agreement whereby the Company has $3.4 million available to be drawn, as needed, on the Series B Senior Term Note with H.I.G.

Cash Flows

Cash Flows from Operations

Cash used in operations in the first nine months of 2011 was $6.3 million as compared to cash provided by operations of $6.0 million in the first nine months of 2010. The $6.3 million of cash used in operations for the first nine months of 2011 was primarily due to the change in current assets and current liabilities. (See Note 3) The largest constituent of the $12.4 million reduction in cash from operating activities was $8.9 million increase in working capital. However, due to the recapitalization, accounts payable was reduced, which had a positive effect on current liabilities.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. We expect this industry to improve within the next 12 months and have a positive impact on our sales; however, our business is dependent upon the economy and we cannot accurately predict cyclical economic changes and their impact on consumer buying. The Company has significant customer concentration, with one customer representing approximately 70% of our revenue. A loss of this customer, or a major reduction in their business would cause a significant reduction in our liquidity.

The change in current assets and current liabilities was primarily due to the reduction of accounts payable facilitated by the H.I.G. recapitalization and increased inventories.  The accounts payable and accrued liabilities reduction of $5.1 million represented the reduction of severely aged payables. Our sales volume is highly seasonal due to the nature of the product we provide. During the latter portion of the year, the Company experiences fluctuations in its ability to generate cash flows from sales. However, we provide discounts and incentives to our customers during these periods to help influence our sales volume.

We believe that the 2011 first nine months sales reduction over the prior year is not permanent and expect that revenue will recover sufficiently to generate sufficient income to meet our cash and liquidity requirements over the next twelve months. However, we cannot be certain about future events and may require additional financing, temporary or permanent, to continue operations. The Company is committed to reducing overhead costs and purchases through continuous monitoring and departmental budget constraints. Our initiative is to continue to utilize our Watts facility to reduce our raw materials costs and market the product created from the processes at this facility.

Cash Flows from Investing Activities

Cash provided by investing activities for the first nine months of 2011 was $0.3 million compared to cash used in investing activities of $2.3 million in the first nine months of 2010. This increase in cash was due to a release in restricted cash of $2.0 million and $0.6 million lower capital expenditures for the construction of our Watts plastic recycling facility.

Cash Flows from Financing Activities

            Cash provided by financing activities was $5.0 million in the first nine months of 2011 compared to cash used in financing activities of $3.2 million in the first nine months of 2010. The $8.2 million change in cash from financing activities was primarily due to $8.0 million proceeds from H.I.G. notes and the State of Oklahoma note. The reduction of $2.2 million in payments of notes in the first nine months ended September 30, 2011 compared to nine months ended September 30, 2010 was primarily due to payment of Allstate notes in 2010. In addition, the first nine months ended September 30, 2011included $1.3 million in principal payments to Liberty bank and $1.5 million in restricted cash for payment of debt construction costs related to additions to Watts equipment, both reflected as a decrease in cash.

Working Capital

At September 30, 2011, we had a working capital deficit of $7.5 million compared to a working capital deficit of $28.8 million at December 31, 2010. The decrease in our deficit in 2011 was primarily the result of the H.I.G. recapitalization. Components of working capital that fluctuated significantly include accounts payable, current maturities of long term debt, and accrued liabilities. As we continue to pay down the line of credit and reduce the class action lawsuit accrual, the working capital deficit will reduce.

Buildings and Equipment

The changes in our property, plant and equipment in the first nine months of 2011 are due primarily to fixed asset additions to our Watts recycling facility offset by an increase in accumulated depreciation due to normal depreciation for the period.
Property additions and betterments include capitalized interest, construction and costs and property purchases.  Provision for depreciation of buildings and equipment is provided on a straight-line basis over the estimated useful lives of the assets.  Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred.  Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

For purposes of testing impairment, we group our long-lived assets at the same level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our assets. We assess the impairment of long-lived assets, primarily consisting of property, plant, and equipment related to the extrusion and rendering of plastic materials, whenever events or circumstances indicate that the carrying value may not be recoverable. The Company believes the assets which most significantly drive the cash-flow-generating capacity at our facilities are the assets resulting in property, plant and equipment. As stated in Note 2 of our 10-K, buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 3 to 6 years, and machinery and equipment — 3 to 10 years.  We assess the impairment of long-lived assets, consisting of property, plant, and equipment, whenever events or circumstances indicate that the carrying value may not be recoverable.

Examples of such events or circumstances include:
•	an asset group's inability to continue to generate income from operations and positive cash flow in future periods;
•	loss of legal ownership or title to an asset;
•	significant changes in our strategic business objectives and utilization of the asset(s); and
•	the impact of significant negative industry or economic trends.

Based on our last evaluation as of May 31, 2011, undiscounted estimated future cash flows substantially exceeded the carrying value of the asset group.

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of our assets to the undiscounted future net cash flows expected to be generated by the assets. The factors used to evaluate the future net cash flows, while reasonable, require a high degree of judgment and the results could vary if the actual results are materially different than the forecasts. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

We also periodically review the lives assigned to our assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the asset. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

            We have an ongoing policy to review our buildings and equipment for obsolescence and damage on a regular basis. Several facilities containing fixed assets were evaluated for depreciation and asset write down as of May 31, 2011. The total write-down for the second quarter combined assets was approximately $2 million with a total net book value of $0.08 million.

Debt

In addition to the H.I.G. transaction on March 18, 2011, as discussed above, we continue to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended multiple times in 2010, and again in 2011 to a maturity date of March 15, 2012. The Company is currently working to restructure or replace the line, which had a balance of $6.6 million at September 30, 2011. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate that was reduced in October 2010 from 9% to 7.5%. The full amount of the line is guaranteed as to payment by Marjorie Brooks, by Joe Brooks, the Company’s chairman and chief executive officer, and by Steve Brooks, the Company’s chief operating officer. Mrs. Brooks guarantee is collateralized by a subordinate lien on all of our assets subject to certain priority liens. She receives a fee as compensation for her guaranty.

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3%. The loan is being made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and is funding the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan were scheduled to commence on the earlier of project completion or July 1, 2011, however, an extension was granted on June 29, 2011 whereby payments will begin on January 1, 2012.

ODOC, under award number 14215 SSEP09, advanced $2.1 million to AERT in 2010 and 2011.  As of September 30, 2011, a total of $1.7 million has been spent on contract labor, contract materials, and equipment.  In addition, as of September 30, 2011, matching funds of $7.0 million have been contributed (in-kind) to the project by AERT.

Debt Covenants

Our line of credit contains certain financial covenants:

Liberty Bank Line of Credit Debt Covenants	September 30, 2011	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	2.6	Yes
Current ratio of not less than 1.00 to 1.00	0.7	No - Waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	3.8%	Yes
Not more than 20% of accounts receivable in excess of 90 days past invoice date	1.4%	Yes

The current ratio has been evaluated and the Company has determined that this covenant will not be met for future periods. The Company is requesting financing proposals from various lenders to refinance the asset based lending facility to repay amounts due under the existing facility. It is expected that the new credit facility would have covenants that would be attainable by the Company.  If the Company is unsuccessful with the above course of action, we will attempt to renegotiate the facility with the existing lender to agree on covenants which can be met. In the event that we are unsuccessful in negotiating terms, then the bank could either renew or exercise rights to call on the guarantor or demand payment.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Joe G. Brooks, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of  September 30, 2011, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ Joe G. Brooks

Joe G. Brooks,
Chairman and Chief Executive Officer
(principal executive officer)

/s/ J. R. Brian Hanna

J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer
Date: November 1, 2011

Index to Exhibits

Exhibit
Number	Description

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chairman and chief executive officer.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and accounting officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chairman and chief executive officer.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and accounting officer.