Form 10-K
period 2011-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2012-03-30
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing stock price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,809,362 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

Number of shares of common stock outstanding at March 30, 2012: Class A — 88,165,632; Class B — 1,465,530

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2012 annual meeting scheduled to be held in June 27, 2012, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

Part I

Item 1. Business.

Summary

Advanced Environmental Recycling Technologies, Inc. (AERT), founded in 1988, develops and commercializes technologies to recycle waste polyethylene plastics and develops, manufactures, and markets value-added, green building compounds. Our primary products are composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of waste wood fiber that has been cleaned, sized and reprocessed, and recycled polyethylene plastics that have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading national companies such as the BlueLinx Corporation (BlueLinx), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior green (environmentally responsible) building alternative for decking, railing, and trim products. We have recently started a new Green Age plastic recycling, cleaning and reformulation facility at Watts, OK. The marketing and sale of recycled plastic and filler resins to third parties commenced in late 2011 and is expected to increase in 2012. It is our intent to have recycled plastic sales become a significant part of our business in the future.

Products

Building on our base process and materials, we manufacture the following product lines:

•	Commercial and residential decking planks and accessories such as balusters and handrails under the MoistureShield® and ChoiceDek® brands,

•	Exterior door components,

•	Exterior housing trim (MoistureShield®), and

•	Green recycled plastic resin compounds.

The wood fiber content of our products gives them many properties similar to all-wood products, but we believe that the plastic content renders our products superior to both all-wood or all-plastic alternatives because:

•	Unlike wood, our products do not require preservatives or treatment with toxic chemicals or annual sealing or staining.

•	Our products are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

•	Our products are engineered for superior moisture-resistance and will not swell or expand like wood.

•	Our products can be designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste.

•	Our products are less subject to rotting, cracking, warping, splintering, insect infestation and water absorption than conventional wood materials.

•	Our products can be aesthetically enhanced to provide a wood-like or grained surface appearance.

•	Our products can be combined with coloring agents and/or other additives to provide various colors and aesthetics.

Our latest generation of products offers multidimensional color levels to more closely resemble the natural look of wood. We also commenced adding a mildewcide in our products in 2006 to inhibit the growth of mold.

Based upon our extensive product testing and successful extended field history, we offer a 25-year limited replacement warranty on our ChoiceDek® Foundations™ and a limited lifetime replacement warranty on our MoistureShield® products against rot and fungal decay, and termite and insect damage.

Marketing and Sales

General Market Strategy. Our products are designed for applications where we can add the greatest value and address market needs, i.e., for external applications where wood is prone to rot and/or requires substantial annual maintenance in the form of staining or sealing. Though we believe there are many possible applications for our wood/plastic composite technology, we have focused our resources and personnel on outdoor decking and handrail components and door and other OEM components; that represent the most attractive market opportunities at this time. Within our chosen markets, we are constantly working to develop and improve strong customer relationships.

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

Facility Upgrades/Product Innovation. In our ongoing pursuit to satisfy our customers and to keep up with changing trends in the marketplace, we continuously work to develop new products and improve existing products. We have invested significantly in plastic recycling technology and infrastructure over the last several years, which is also a strategic initiative designed to help insulate our raw materials purchasing from wide price swings associated with the petrochemical markets. The aesthetics of our products, which are overwhelmingly composed of recycled materials, have improved with technology advances. The startup of our next-generation Watts, Oklahoma recycling facility allows us to expand into additional customer-driven opportunities.

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

Innovation

We are committed to becoming the leader in green building products from recycled plastic materials. In addition, we believe plastic recycling technologies could lead to new opportunities in the future. Our Watts, Oklahoma facility, which is designed to recover, utilize, and convert lower grades of waste plastics into usable feedstocks, is an example of our efforts to continually improve our recycling technology. By utilizing technology, we are upgrading the quality and aesthetics of our products made primarily from recycled raw materials to levels comparable to virgin resin based products.

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

ChoiceDek® Decking. We currently sell our ChoiceDek® branded decking products in the home improvement warehouse (HIW) market through BlueLinx to Lowe’s. We derived most of our revenue from BlueLinx (our distributor for ChoiceDek® products) in 2011. No other customers accounted for more than 10% of sales in 2010 or 2011. This market segment primarily focuses on the do-it-yourself (DIY) market in which homeowners buy, build, and install their own decks. The DIY market is also serviced by The Home Depot, as well as several smaller regional chains. Our decking products are not currently carried in The Home Depot, and the ChoiceDek® brand is sold exclusively to Lowe’s. Lowe’s started carrying a higher priced composite decking brand in 2007, which could limit ChoiceDek’s® growth. ChoiceDek® is promoted through in-store displays and an ongoing print and marketing campaign targeting the residential decking market. We maintain a nationwide sales and customer service group. Lowe’s also conducts national print and television ads for the products it carries. In 2012, ChoiceDek® will introduce its new line ChoiceDek® Foundations™. This newly engineered product provides better fade performance than our previous product and features a smaller profile, making it more lightweight and easier to handle.

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

Door Component Products. We sell our MoistureShield® industrial products to door manufacturers for use as component parts in products. For example, we manufacture door rails built into doors by Therma-Tru Corporation. In marketing these products, we emphasize the value-added feature of the MoistureShield® composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics that save our customers time and expense. Customers also avoid the need for chemical treatments to their final product, which are often otherwise necessary to prevent rot and sustain durability. The durability of our MoistureShield® composite components allows our customers to extend the lifetime or warranties of their products while reducing or eliminating warranty claims costs. We are unable to predict the future size of the markets for MoistureShield® industrial products; however, we believe that the national door and window and commercial and residential trim markets are large and will allow us to diversify our customer base over time as we add production capacity and focus on additional opportunities.

Exterior Trim and Fascia Products. We have marketed an exterior trim and fascia system under the trade names MoistureShield® Trim and MoistureShield® CornerLoc™. Several national homebuilders have been specifying and using the product. We believe this product line has significant growth potential as a green alternative to plastic (i.e., PVC) and wood trims to be distributed and sold in conjunction with our MoistureShield® distributors.

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

Intellectual Property and Proprietary Technology

Our products are built for hostile external environmental conditions. Our recycling processes focus on intensive cleaning and reformulating of our raw materials prior to extrusion. Our extrusion process is unique and focuses on total encapsulation of the wood fibers. Our composite manufacturing process and our development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets that we consider to be proprietary. We have also developed certain methods, processes, and equipment designs for which we have sought additional patent protection. We currently have six new patents — five have been issued and one, which involves mixed polyethylene plastic identification measurement and reformulation processes, is still pending in the U.S. Our patents cover plastic recycling processes, methods, and apparatus or specially designed equipment as well as the composite product that we manufacture. The composite product patent was issued in 1998 and expires in 2015. This patent covers the unique properties, formulation and processing parameters of our encapsulated wood/polyethylene plastic composite building material.

One of our patents expired in March 2011. This patent related to an early stage plastic recycling process. We believe the plastic waste stream has diversified and become more complex since the issuance of that patent. We have updated and continue to refine our recycling processes, procedures, and technologies, and included these in later issued patents or pending patent applications. We have taken additional measures to protect our intellectual property and trade secrets by restricting access to our facilities and maintaining a policy of nondisclosure among our associates, which includes requiring confidentiality and nondisclosure agreements. Our patents expire between 2012 and 2021. We recently received patents in regard to our mixed recycled plastic resin identification and reformulation technologies. There is one patent currently pending. There can be no assurance, however, that additional patents will be issued or if issued, will be defensible in court.

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

Recycled Plastics. We use both post-industrial and post-consumer waste polyethylene. The largest portion of the plastic materials we use is mixed with paper and other non-plastic materials, which lessen its value to other plastic recyclers. By primarily sourcing these contaminated waste plastics prior to processing; we produce a usable but lower-cost feedstock for our composite extrusion lines. We believe our investments in recycling technology and infrastructure will create a significant raw material cost advantage compared to several of our virgin resin-based competitors while offering a more competitive green building product. We also purchase plastic raw materials from outside sources, including virgin resin producers. These materials are more expensive and more sensitive to price swings related to the petrochemical industry. We also are subject to various quality and consistency problems when dealing with third party scrap suppliers, which increase our costs.

Our Watts, Oklahoma plastic recycling facility is designed to allow us to use the less desirable, but lower cost, forms of waste polyethylene, which should greatly assist us in regaining a competitive advantage and maintaining a low cost structure. The recycling facility is based on a successful joint development project involving polyethylene film recovery with the Dow Chemical Company earlier in our history. We believe that further refinement of this technology could lead to additional revenue opportunities beyond composite decking and building materials. The recycling facility commenced operations in February 2010.

Competition for Raw Materials. As the wood/plastic composites industry grows, we sometimes compete for raw materials with other plastic recyclers or plastic resin producers. We believe that our ability to use more contaminated polyethylene limits the number of competitors. Nonetheless, we expect to continue to encounter new entrants into the plastics reclamation business. We increased our capacity for processing waste plastic in recent years, which reduced our dependence on outside suppliers and gave us more control over our costs.

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

Employees

During 2011, we temporarily increased our workforce by approximately 126. We then reduced our workforce by 102, leaving a net increase of 24 as we continued to restructure our operations to improve efficiencies and lower costs. At December 31, 2011, we employed 427 associates.

Available Information

We make available and free of charge on our website (www.aert.com) our periodic reports filed with the SEC on Forms 10-K, 10-Q, and 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties.

We currently manufacture all of our composite products at extrusion facilities in Springdale, Arkansas. We also lease office space in Springdale, which is used as our corporate offices.

We suspended extrusion operations at our Junction, Texas facility in October 2007. We are currently evaluating the movement and transfer of the extrusion and other equipment from the Texas facility to our Arkansas and Oklahoma facilities for additional surge capacity and new product development work. The land and buildings located at Junction are being offered for sale.

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

We lease a warehouse in Westville, Oklahoma for inventory storage.

Item 3. Legal Proceedings. – See Note 11: Commitments and Contingencies

Item 4. Mine Safety Disclosure. – Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares ceased to be listed on the Nasdaq Capital Market on December 29, 2009, at which time the OTC Bulletin Board commenced providing quotes for the Company’s shares, which continue to trade under the symbol AERT. As of December 31, 2011, there were approximately 1,417 holders of record of our Class A common stock and 4 holders of record of our Class B common stock. The closing price of our common stock was $0.07 on December 30, 2011. We have not previously paid cash dividends on our common stock and there are currently restrictions under various debt obligations and our Series E preferred stock designation that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly sales prices of our Class A common stock for the years ended December 31, 2010 and 2011.

Fiscal 2010	High	Low
First Quarter	$0.45	$0.28
Second Quarter	0.49	0.36
Third Quarter	0.40	0.25
Fourth Quarter	0.37	0.15

Fiscal 2011
First Quarter	0.24	0.16
Second Quarter	0.25	0.10
Third Quarter	0.18	0.10
Fourth Quarter	0.17	0.06

No repurchases of common stock took place during 2010 or 2011.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, regarding shares outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)*
Equity compensation plans approved by security holders	525,000	$1.62	1,540,673
Equity compensation plans not approved by security holders	-	-	-
Total	525,000	$1.62	1,540,673
____________________
* The amount in this column represents the sum of restricted stock units available for grant or available to be issued.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2011 Summary

2011 continued to be a challenging year for the building materials industry and for AERT, marked by lower sales of our ChoiceDek® brand to BlueLinx due to a reduction in inventory carried by BlueLinx for Lowe’s.

Results of Operations

Two Year Comparison (in thousands)

	2010	2011	% Change
Net sales	$69,819	$59,259	(15.1%)
Cost of goods sold	58,922	55,331	(6.1%)
% of net sales	84.4%	93.4%
Gross margin	10,897	3,928	(64.0%)
% of net sales	15.6%	6.6%

Loss from asset impairment and disposition	(136)	(195)	43.4%
Selling and administrative costs	11,804	10,693	(9.4%)
% of net sales	16.9%	18.0%
Operating loss	(1,043)	(6,960)	567.3%
% of net sales	(1.5%)	(11.7%)

Other Income
Gain on Recapitalization	-	3,029	*
Other expenses:
Net interest expense	(4,023)	(2,996)	(25.5%)
Loss before dividends	(5,066)	(6,927)	36.7%
% of net sales	(7.3%)	(11.7%)
Dividends on preferred stock	(791)	(1,119)	41.5%
Net loss applicable to common stock	$(5,857)	$(8,046)	37.4%
% of net sales	(8.4%)	(13.6%)
____________

* Not meaningful as a percentage change

Sales

Net sales for the year ended December 31, 2011 were down 15.1% from the year ended December 31, 2010 due primarily to reduced ChoiceDek® sales to BlueLinx who reduced their inventory levels as well as a $4.6 million accrual for the refresh of inventory at Lowe’s. The inventory refresh entails replacing the existing ChoiceDek® deck boards at Lowe’s stores with the newly designed ChoiceDek® Foundations™ product that is expected to enhance future sales. While our ChoiceDek® sales were down we believe that consumer purchases were flat year-over-year. The reduction was partially offset by increased MoistureShield® sales of 3.9% as a result of the addition of new customers.

Removing out-dated product and replacing with new, more competitive products is referred to as “refreshing the inventory” or “inventory refresh”. At December 31, 2011, while there are no anticipated sales to replace the out-dated product, this is the fourth inventory refresh that has been undertaken at Lowe’s since ChoiceDek® was first introduced in 1998 and it is necessary for AERT to remain a leader in today’s market. To effect this change, AERT commenced replacing, in late 2011, the older product generation from the shelves of Lowe’s stores and replacing it with a fresh product that we feel will meet and exceed the customers’ changing demands. The costs associated with this process include costs to sort out-dated and/or damaged inventory, load, transport, and re-package or destroy product. While the refresh process will continue into 2012, costs have been estimated at $4.6 million and have been included in 2011 results.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased by 6.0% for the year ended December 31, 2011 compared to 2010. As a percentage of sales, cost of goods sold increased by 9.0%, reflecting increased raw material costs and increased overhead primarily related to our Watts recycling facility. Production volume decreased as a result of reduced sales, resulting in an under absorption of overhead.

Selling and Administrative Costs

Selling and administrative costs were down 9% in 2011 compared to 2010. The reduction is primarily due to lower compensation and benefits and reduced advertising and promotion. There was a reduction in depreciation expense of $0.28 million due to ERP software having been fully depreciated in December 2010. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, travel, professional fees, and commissions.

Asset Impairment and Other Expenses

Infrequent charges recorded during 2011 include the following:

•	Gain on restructure due to H.I.G. recapitalization of $3.0 million
•	Accrual for returns of product from Lowe’s relating to an inventory refresh of $4.6 million
•	Equity compensation expense of $0.5 million relating to shares becoming fully vested as a result of change of control.

Net Loss

The operating loss for 2011 increased to $7.0 million from $1.0 million in 2010. We incurred a net loss of $8.0 million or $0.10 per share in 2011 compared to a net loss of $5.9 million, or $0.12 per share in 2010.

Liquidity and Capital Resources

The $4.5 million net cash realized from the March 18, 2011 H.I.G. recapitalization (see Note 5) was used to pay down aged payables while the $1.0 million provided by H.I.G. on May 23, 2011, $2.0 million provided by H.I.G. on October 21, 2011, and $1.0 million provided by H.I.G. on November 18, 2011, were used to maintain operations.

On February 20, 2012, H.I.G., the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived its right to deliver a Triggering Event Redemption Notice as a result of AERT failing to have (i) a Leverage Ratio (as defined in that certain Credit Agreement, dated as of March 18, 2011, as amended by that certain First Amendment to Credit Agreement, dated as of May 12, 2011, and as further amended by that certain Second Amendment to Credit Agreement, dated as of October 20, 2011 (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement), by and among AERT, the lenders from time to time parties thereto and H.I.G. AERT, LLC) of below 5.75 to 1.0 for four Fiscal Quarters (as defined the Credit Agreement) ending December 31, 2011 and (ii) a Minimum EBITDA (as defined in the Credit Agreement) of at least $5,000,000 for the four Fiscal Quarters ending December 31, 2011, respectively (collectively, the Specified Events of Default). In a separate agreement, effective February 15, 2012, H.I.G. waived its rights to the Specified Events of Default as of December 31, 2011.

We can improve on liquidity by decreasing our overhead costs, negotiating longer payment terms with vendors and increasing profitability within our product sector. We have also reduced accounts payable and accrued liabilities by more than $6.4 million through the restructuring.

Our Junction, TX facility is unused and if sold could provide an additional source of cash, though the expected value does not exceed $1.0 million. The net book value of these assets is $0.1 million.

Cash Flows

Cash Flows from Operations

Cash used in operations in 2011 was $8.0 million as compared to cash provided by operations of $5.4 million in 2010. The $8.0 million of cash used in operations for 2011 was primarily due to the change in current assets and current liabilities. (See Note 3) The largest constituent of the $13.4 million reduction in cash from operating activities was $7.2 million increase in working capital. However, due to the recapitalization, accounts payable was reduced by $6.8 million, which had a positive effect on current liabilities. Accrued liabilities increased $5.8 million primarily due to accrual for product refresh.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. We expect this industry to improve within the next twelve months and have a positive impact on our sales; however, our business is dependent upon the economy and we cannot accurately predict cyclical economic changes and the impact on consumer buying. The Company has significant customer concentration, with one customer representing approximately 68% of our revenue. A loss of this customer, or a major reduction in their business, would cause a significant reduction in our liquidity. We are currently working to increase our distribution network, which will reduce this customer’s concentration.

The change in current assets and current liabilities was primarily due to the reduction of accounts payable facilitated by the H.I.G. recapitalization and increased inventories offset by increased accrued liabilities. The accounts payable and related party reduction of $4.9 million represented the reduction of severely aged payables. Our sales volume is highly seasonal due to the nature of the product we provide. During the latter portion of the year, the Company experienced fluctuations in its ability to generate cash flows from sales due to the reduction in inventory levels implemented by our primary distributor, BlueLinx. BlueLinx is a leading distributor of building products in the United States and acts as the Company’s intermediary with Lowe’s. However, the Company provided discounts and incentives to all of our customers during these periods in an effort to increase our sales volume.

We believe that the 2011 sales reduction over the prior year is not permanent as our distributor’s inventory level stabilizes, and we expect that revenue will recover to generate sufficient income to meet our cash and liquidity requirements over the next twelve months. However, we cannot be certain about future events and may require additional financing, temporary or permanent, to continue operations. The Company is committed to reducing overhead costs and purchases through continuous monitoring and departmental budget constraints. Our initiative is to continue to utilize our Watts facility to reduce our raw materials costs and market the product created from the processes at this facility.

Cash Flows from Investing Activities

Cash used by investing activities for 2011 was $2.3 million compared to cash used in investing activities of $2.5 million in 2010. This reduction was primarily due to lower capital spending.

Cash Flows from Financing Activities

Cash provided by financing activities was $9.8 million in 2011 compared to cash used in financing activities of $1.5 million in 2010. The $11.3 million change in cash from financing activities was primarily due to $11.5 million proceeds from H.I.G. notes. The reduction of $2.7 million in payments of notes in 2011 compared to 2010 was primarily due to payment of Allstate notes in 2010. In addition, payments in 2011 included $1.7 million in principal payments to Liberty Bank and $2.0 million in restricted cash for payment of construction costs related to additions to Watts equipment, both reflected as a decrease in cash.

Working Capital

At December 31, 2011, we had a working capital deficit of $9.9 million compared to a working capital deficit of $28.8 million at December 31, 2010. The decrease in our deficit in 2011 primarily resulted from the H.I.G. recapitalization. Components of working capital that fluctuated significantly include accounts payable, current maturities of long term debt, and accrued liabilities. As we continue to pay down the line of credit and reduce the class action lawsuit accrual, the working capital deficit will reduce.

Property, Plant and Equipment

The changes in our property, plant and equipment for 2011 are due primarily to fixed asset additions to our Watts recycling facility offset by an increase in accumulated depreciation due to normal depreciation for the period. Changes also resulted from the Company’s implementation of a new accounting policy to write off costs of plant, property, and equipment whose cost basis is $50,000 or less and have been fully depreciated. This policy will be used to prevent the overstatement of plant, property, and equipment that occurs naturally when the cost of owning an asset is allocated over its useful life in a rational and systematic manner. Property additions and betterments include construction costs and property purchases. The depreciation of buildings and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Gains or losses on sales, or other dispositions of property, are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

Arkansas Loan Program

On March 30, 2010, the Company entered into a grant agreement with the City of Springdale and the Arkansas Economic Development Commission (AEDC) in the amount of $170,000. Part of the grant funds have been used to pay for a new packaging line in the Springdale North plant. On June 4, 2010, the Company accepted an offer of additional grant funding in the amount of $150,000 that would be combined with and become a part of the initial grant provided by AEDC, bringing the total amount of that grant to $320,000. In 2011, $70,000 of the grant fund was used to purchase a hammermill for the Springdale South location. The remainder of the grant funding will be used to relocate an extrusion line from AERT’s plant at Junction, Texas to the Springdale South Plant. AERT expects to create 84 jobs in its operations in Arkansas as a result of the grant funding from AEDC.

Debt

In addition to the H.I.G. transaction on March 18, 2011, we continue to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended multiple times in 2010, and again in 2011 to a maturity date of March 15, 2012. Effective February 15, 2012, the maturity date on the line of credit was extended to February 15, 2013. The Company is currently working to restructure or replace the line, which had a balance of $6.1 million at December 31, 2011. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate that was reduced from 7.5% to 7.15% effective February 15, 2012. The full amount of the line is guaranteed as to payment by Marjorie S. Brooks, by Joe G. Brooks, the Company’s chairman and chief executive officer, and by Stephen W. Brooks, the Company’s Warehouse and Logistics Manager. Ms. Brooks' guaranty is collateralized by a subordinate lien on all of our assets subject to certain priority liens. Ms. Brooks receives a fee equal to 4% of the balance guaranteed as compensation for her guaranty.

Loan Extensions

Effective February 15, 2012, a $1.5 million mortgage loan from Liberty Bank was extended from April 15, 2012 to February 15, 2014. The interest rate was reduced from 7.0% to 6.5%.

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan is being made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and is funding the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan were scheduled to commence on the earlier of project completion or July 1, 2011, however, an extension was granted on June 29, 2011 whereby payments will begin on January 1, 2012. On January 17, 2012, another modification was made to the contract whereby payments will now commence on May 1, 2012.

ODOC, under award number 14215 SSEP09, had advanced $2.6 million to AERT throughout 2010 and 2011. As of December 31, 2011, a total of $2.1 million was spent on contract labor, contract materials, and equipment. In addition, as of December 31, 2011, matching funds of $7.9 million have been contributed (in-kind) to the project by AERT.

Bonds

Prior to the H.I.G. recapitalization, we were required to make monthly principal and interest payments from which semi-annual interest and annual principal payments were made on the bonds. Additionally, we were required to make payments to our debt service reserve funds for the bonds, if necessary, in order to maintain a minimum balance in the reserve funds. Failure to make the required payments to our bond funds was an event of default under our bond agreements, which would have given the bond trustee the option of demanding immediate repayment of the bonds. We did not make certain monthly payments into our bond funds in 2010; however, the holder of the bonds waived the requirement to make payments to the debt service reserve funds through December 15, 2011 and waived the event of default concerning loan payments through April 1, 2011. In 2010, $0.2 million was paid from the debt service reserve funds for portions of our semi-annual interest payments on the bonds. In March 2011, the bonds were exchanged for debt and preferred stock, as discussed in Note 5 to the financial statements

2009 Bridge Loan

We did not make the monthly principal payments of $0.2 million on the Allstate 2009 bridge loan from October 2010 to March 2011. The loan had a balance of $5.4 million at December 31, 2010. Failure to make principal payments when due is an event of default under the bridge loan agreement. The bridge loan was exchanged for preferred stock in March 2011.

2010 Note

In December 2010, we received a loan of $2.0 million from H.I.G. AERT, LLC (H.I.G.), an affiliate of H.I.G. Capital, LLC. We issued a promissory note (the Note) to H.I.G. in the original principal amount of $2.0 million at a fixed interest rate of 20% per annum, originally maturing February 15, 2011. The maturity date of the Note was later extended to March 15, 2011. This note was paid in full as part of the recapitalization agreement.

The Note contained certain covenants, including restrictions on: (1) the incurrence of additional debt, (2) certain payments if a default existed, and (3) the redemption of, or dividends or distributions on, capital stock. The proceeds of the loan were used to pay certain of our current liabilities. In connection with the Note, we granted H.I.G. a security interest in all of our tangible and intangible property, contracts, and proceeds of the foregoing. The Note was exchanged for other debt in March 2011.

Debt Covenants

Our Notes Payable contains certain financial covenants:

Liberty Bank Line of Credit Debt Covenants	December 31, 2011	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	1.1	No, Waived
Current ratio of not less than 1.00 to 1.00	0.6	No, Waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	10.4%	No, Waived
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0.0%	Yes

H.I.G Debt Covenants	December 31, 2011	Compliance
Leverage Ratio (5.75:1.00)	7.89	No, Waived
Fixed Charge Coverage Ratio (1.00:1.00)	1.2	Yes
Minimun EBITDA ($5 million)	$4.2 million	No, Waived

Effective February 15, 2012, the maturity date on the Liberty Bank line of credit was extended to February 15, 2013 and the condition of default as it related to all of the covenants has been waived through December 31, 2011. In addition, the current ratio covenant was waived through February 15, 2013.

The current ratio has been evaluated and the Company has determined that this covenant will not be met for future periods. The Company plants to obtain financing proposals from various lenders to refinance the asset based lending facility and to repay amounts due under the existing facility. It is expected that the new credit facility would have covenants that would be attainable by the Company. If the Company is unsuccessful with the above course of action, we will attempt to renegotiate the facility with the existing lender to agree on covenants which can be met. In the event that we are unsuccessful in negotiating terms, then the bank could either renew or exercise rights to call on the guarantor or demand payment.

On February 20, 2012, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived its right to deliver a Triggering Event Redemption Notice as a result of AERT failing to have (i) a Leverage Ratio (as defined in that certain Credit Agreement, dated as of March 18, 2011, as amended by that certain First Amendment to Credit Agreement, dated as of May 12, 2011, and as further amended by that certain Second Amendment to Credit Agreement, dated as of October 20, 2011 (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement), by and among AERT, the lenders from time to time parties thereto and H.I.G. AERT, LLC of below 5.75 to 1.0 for four Fiscal Quarters (as defined the Credit Agreement) ending December 31, 2011 and (ii) a Minimum EBITDA (as defined in the Credit Agreement) of at least $5,000,000 for the four Fiscal Quarters ending December 31, 2011, respectively (collectively, the Specified Events of Default).

H.I.G. waived its rights to enforce the Company’s compliance to all debt covenants outlined in the Credit Agreement dated March 18, 2011 as of December 31, 2011.

H.I.G. Long Term Debt

On March 18, 2011, the Company consummated related recapitalization transactions (the Transactions) with H.I.G. AERT, L.L.C., an affiliate of H.I.G. Capital L.L.C. (H.I.G.) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity. Prior to the consummation of the Transactions, H.I.G. was the sole owner of four distinct obligations representing the Company’s debt: (i) $6,806,656 of principal plus accrued interest owed under that certain Promissory Note, dated July 1, 2009, issued by the Company in favor of H.I.G.; (ii) $13,281,084 of principal plus accrued interest owed under the Adair County Industrial Authority Solid Waste Recovery Facilities Revenue Bonds issued in 2007; (iii) $10,436,409 of principal plus accrued interest owed under the City of Springdale Arkansas, Industrial Development Refunding Revenue Bonds issued in 2008; and (iv) $2,096,667 of principal plus accrued interest owed under the Secured Promissory Note (2010 Note) issued on December 20, 2010. Items (i)-(iv) above are collectively referred to herein as the “Prior Debt.”

In connection with the consummation of the Transactions, the Company entered into a Securities Exchange Agreement with H.I.G. (the Exchange Agreement), and a Credit Agreement with H.I.G. (the Credit Agreement), each dated March 18, 2011. Pursuant to the Exchange Agreement and the Credit Agreement, in exchange for the Prior Debt and H.I.G. making approximately $6.9 million in additional new capital available to the Company, H.I.G. was issued (i) a Series A Term Note (Series A Note) in the aggregate principal amount of $10,000,000, (ii) a Series B Senior Term Note (Series B Note, and collectively with the Series A Note, the Notes) in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder), and (iii) 20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series E Preferred Stock). As a result, upon consummation of the Transactions (including the Series D Exchange Agreement described hereunder), H.I.G. holds $17,596,667 outstanding principal amount of senior secured debt of the Company and owns approximately 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis. Pursuant to the Exchange Agreement, until such time as H.I.G. no longer owns at least 20% of the Company’s outstanding Common Stock on a fully diluted basis, H.I.G. has the right to purchase securities in any subsequent issuance or sale of securities by the Company in an amount equal to the greater of (i) H.I.G.’s ownership percentage as of the business day prior to its receipt of notice of the proposed issuance or sale by the Company or (ii) 51%.

Pursuant to the Credit Agreement, the Company issued to H.I.G. the Notes, which are secured by a grant of a security interest in all of the Company’s assets in accordance with the terms of a Security Agreement, Patent Security Agreement, Copyright Security Agreement and Trademark Security Agreement, each dated March 18, 2011. The Series A Note matures six years after the closing of the Transactions (the Closing) and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available for the first 24 months following the Closing, after which the Series A Note will bear cash interest at 8.0% per annum). H.I.G. and Liberty Bank of Arkansas (Liberty Bank) concurrently entered into an Amended Intercreditor Agreement pursuant to which H.I.G. has priority vis-à-vis Liberty Bank with respect to its lien on all assets of the Company other than inventory, accounts receivable, deposit accounts, and receipts, revenues, cash and income derived from such inventory and accounts receivable and certain real estate, and Liberty Bank has priority vis-à-vis H.I.G. with respect to its lien on all inventory, accounts receivable, deposit accounts, and receipts, revenues, cash and income derived from such inventory and accounts receivable and certain real estate.

Upon the Closing, H.I.G. converted the $2.0 million principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note. An additional $5.5 million was funded and drawn under the Series B Note at Closing. On October 20, 2011 AERT and H.I.G. amended this Credit Agreement to provide the Company with an additional $3.0 million to be drawn, as needed. The company drew down $1.0 million on May 23, 2011, $2.0 million on October 21, 2011, and $1.0 million on November 18, 2011 to help fund operations. With the addition of PIK interest, $1.7 million can be borrowed. The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion. The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note.

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

Buildings and Equipment

Property additions and betterments include capitalized interest and acquisition, construction and administrative costs allocable to construction projects and property purchases. The depreciation of buildings and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

For purposes of testing impairment, we group our long-lived assets at the same level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our assets. We assess the impairment of long-lived assets, primarily consisting of property, plant, and equipment related to the extrusion and rendering of plastic materials, whenever events or circumstances indicate that the carrying value may not be recoverable. The Company believes the assets which most significantly drive the cash-flow-generating capacity at our facilities are the assets resulting in property, plant and equipment. As stated in Note 2, buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 3 to 6 years, and machinery and equipment — 3 to 10 years. We assess the impairment of long-lived assets, consisting of property, plant, and equipment, whenever events or circumstances indicate that the carrying value may not be recoverable.

Examples of such events or circumstances include:

•	an asset group's inability to continue to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to an asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry or economic trends.

We evaluate our assets on a quarterly basis during periods when we suffer operating losses. The last evaluation was prepared as of December 31, 2011.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Joe G. Brooks, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2011. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2011, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

We, as members of the management of Advanced Environmental Recycling Technologies, Inc. (the Company), are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We assessed the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that such internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2012 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2012 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2012 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2012 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2012 annual meeting of stockholders.

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

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

/s/  JOE G. BROOKS
  Joe G. Brooks,

Chairman and Chief Executive Officer
(principal executive officer)

/s/  J. R. BRIAN HANNA
J. R. Brian Hanna,
Chief Financial Officer and Principal Accounting Officer

Date: March 30, 2012

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

/s/ JOE G. BROOKS	Chairman and Chief Executive Officer	March 30, 2012
Joe G. Brooks

/s/TIMOTHY D. MORRISON	President and Director	March 30, 2012
Timothy D. Morrison

/s/BOBBY J. SHETH	Secretary and Director	March 30, 2012
Bobby J. Sheth

/s/ JACKSON S. CRAIG	Director	March 30, 2012
Jackson S. Craig

/s/ TODD J. OFENLOCH	Director	March 30, 2012
Todd J. Ofenloch

/s/ MICHAEL R. PHILLIPS	Director	March 30, 2012
Michael R. Phillips

/s/ VERNON J. RICHARDSON	Director	March 30, 2012
Vernon J. Richardson

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP

Fayetteville, Arkansas
March 30, 2012

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2010	2011
Assets
Current assets:
Cash	$1,655	$1,083
Restricted cash	866	454
Trade accounts receivable, net of allowance of $110 at December 31, 2010 and $137 at December 31, 2011	2,497	1,868
Inventories	8,169	11,120
Prepaid expenses	645	536
Total current assets	13,832	15,061

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	17,802	16,995
Machinery and equipment	52,232	42,623
Transportation equipment	757	215
Office equipment	2,260	2,168
Construction in progress	459	822
Total land, buildings and equipment	75,499	64,812
Less accumulated depreciation	39,635	32,700
Net land, buildings and equipment	35,864	32,112

Other assets:
Debt issuance costs, net of accumulated amortization of $1,748 at December 31, 2010 and $97 at December 31, 2011	2,731	654
Debt service reserve fund	43	-
Other assets, net of accumulated amortization of $486 at December 31, 2010 and $0 at December 31, 2011	1,017	722
Total other assets	3,791	1,376
Total assets	$53,487	$48,549

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2010	2011
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$11,711	$4,847
Accounts payable – related parties	1,510	646
Current maturities of long-term debt	7,622	1,680
Current maturities of capital lease obligations	203	183
Accruals related to expected settlement of class action lawsuit	5,079	3,059
Other accrued liabilities	6,586	3,720
Accrued product returns	-	4,726
Working capital line of credit	7,829	6,125
Notes payable	2,045	-
Total current liabilities	42,585	24,986

Long-term debt, less current maturities	23,313	25,454
Capital lease obligations, less current maturities	199	-
Long-term debt and capital lease obligations	23,512	25,454

Commitments and Contingencies (See Note 11)

Accrued dividends on convertible preferred stock	1,739	-

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at December 31, 2010 and 20,524 shares issued and outstanding at December 31, 2011, including accrued unpaid dividends of $988	-	21,512

Stockholders' deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 748,772 shares issued and outstanding at December 31, 2010 and 0 shares issued and outstanding at December 31, 2011; aggregate liquidation preference of $19,768 at December 31, 2010	7	-
Class A common stock, $.01 par value; 525,000,000 shares authorized; 48,800,531 shares issued and outstanding at at December 31, 2010; 88,165,632 shares issued and outstanding at December 31, 2011	488	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2010 and 2011	15	15
Warrants outstanding; 3,787,880 at December 31, 2010	1,533	-
Additional Paid-In Capital	53,209	53,347
Accumulated deficit	(69,601)	(77,647)
Total stockholders' deficit	(14,349)	(23,403)
Total liabilities and stockholders' deficit	$53,487	$48,549

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2011
Net sales	$69,819	$59,259
Cost of goods sold	58,922	55,331
Gross margin	10,897	3,928

Selling and administrative costs	11,804	10,693
Loss from asset impairment and disposition	136	195

Operating loss	(1,043)	(6,960)

Other income and expenses:
Gain on recapitalization	-	3,029
Net interest expense	(4,023)	(2,996)
Net loss	(5,066)	(6,927)
Dividends on preferred stock	(791)	(1,119)
Net loss applicable to common stock	$(5,857)	$(8,046)

Loss per share of common stock (basic and diluted)	$(0.12)	$(0.10)

Weighted average common shares outstanding (basic and diluted)	49,750,807	81,142,729

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Warrants Outstanding		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Value	Capital	Deficit	Total
Balance - December 31, 2009	748,772	$7	48,105,554	$481	1,465,530	$15	3,787,880	$1,533	$52,711	$(63,744)	$(8,997)

Issuances of Class A common stock pursuant to employee stock award program			69,977	1					(2)		(1)
Issuance of Class A common stock in payment of services			625,000	6					214		220
Deferred equity compensation for restricted stock									286		286
Net loss applicable to common stock										(5,857)	(5,857)
Balance - December 31, 2010	748,772	7	48,800,531	488	1,465,530	15	3,787,880	1,533	53,209	(69,601)	(14,349)
Issuances of Class A common stock pursuant to employee stock award program			2,551,725	26					(24)		2
Issuance of Class A common stock in payment of services			500,000	5					100		105
HIG Restructuring (See Note 6)
Changes to Class A Common Stock			36,313,376	363					6,900		7,263
Changes to Preferred Stock / Warrants	(748,772)	(7)					(3,787,880)	(1,533)	(8,057)		(9,597)
Related party forgiveness of debt									731		731
Deferred equity compensation for restricted stock									488		488
Net loss applicable to common stock										(8,046)	(8,046)
Balance - December 31, 2011	-	$-	88,165,632	$882	1,465,530	$15	-	$-	$53,347	$(77,647)	$(23,403)

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2011
Cash flows from operating activities:
Net loss applicable to common stock	$(5,857)	$(8,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,252	5,782
Gain on recapitalization	-	(3,029)
Issuance of stock in payment of expenses	170	105
Dividends on preferred stock	791	1,119
Accrued interest converted to long-term debt	-	1,368
Loss from fixed asset impairment and disposition	136	195
Increase in accounts receivable allowance	104	27
Increase (decrease) in other assets	241	(2,015)
Increase in cash restricted for interest costs	(153)	-
Changes in other current assets and current liabilities	3,700	(3,534)
Net cash provided by (used in) operating activities	5,384	(8,028)

Cash flows from investing activities:
Purchases of land, buildings and equipment	(2,532)	(2,430)
Proceeds from disposition of equipment	21	112
Net cash used in investing activities	(2,511)	(2,318)

Cash flows from financing activities:
Proceeds from the issuance of notes	2,600	11,481
Net payments on line of credit	-	(1,704)
Payments on notes	(3,103)	(387)
Payments on capital lease obligations	(244)	(218)
Releases from restricted cash	-	2,393
Increase in restricted cash for payment of debt and construction costs	(714)	(1,981)
Proceeds from Arkansas ARRA grant	-	190
Net cash provided by (used in) financing activities	(1,461)	9,774

Increase (decrease) in cash	1,412	(572)
Cash, beginning of period	243	1,655
Cash, end of period	$1,655	$1,083

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

On May 13, 2010, the Company changed its distributor for ChoiceDek® products from Weyerhaeuser Company, previously its largest customer, to BlueLinx, its current largest customer. The change resulted primarily from Weyerhaeuser’s decision to transition away from non-lumber products. All ChoiceDek® products are sold by the distributor exclusively to Lowe’s.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. In February 2010, the Company commenced operations at its Watts, Oklahoma recycling facility, which currently recycles polyethylene plastic scrap in order to reduce the Company’s costs of recycled plastics as well as for sales to third parties.

On March 18, 2011, the Company entered into a Securities Exchange Agreement, Credit Agreement, and related other agreements with H.I.G., AERT, LLC, and affiliates of H.I.G. Capital, LLC (H.I.G), the “Recapitalization.” The recapitalization has been accounted for as a troubled debt restructuring (ASC 470-60), resulting in a gain of $3.029 million. (See Notes 5 and 6.)

Note 2: Summary of Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold agreement. Sales are recorded net of discounts, rebates, and returns, which were $4.3 million and $7.8 million in each of 2010 and 2011, respectively.

Estimates of expected sales discounts are calculated by applying the appropriate sales discount rate to all unpaid invoices that are eligible for the discount. The Company’s sales prices are determinable given that the Company’s sales discount rates are fixed and given the predictability with which customers take sales discounts.

Accrued Product Returns

Estimates of costs to refresh inventory are based on the original sales price of the product returned per store, the current rate of transportation to AERT’s facility in Springdale, Arkansas, costs for labor and repackaging materials, and costs to dispose of unsalable product. Costs are reduced by the per pound cost of any unsalable product that can be re-used in the manufacturing process.

An inventory refresh entails replacing existing deck boards at Lowe’s stores with newly designed product that is expected to enhance future sales. This is accounted for as an adjustment to revenue in the period in which the refresh agreement was reached. The replacement deck boards will be accounted for as a sale in accordance with our revenue recognition policy. The timing of the product return in the first quarter of 2012 and its associated costs are estimates.

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

	Year Ended December 31,
	2010	2011
Receivables	$2,563	$602
Inventories	(1,375)	(2,950)
Prepaid expenses	1,163	109
Accounts payable - trade and related parties	3,507	(4,914)
Accrued liabilities	$(2,158)	$3,619
	$3,700	$(3,534)
Cash paid for interest, net of amounts capitalized of $260 in 2010	$2,498	$798
Cash paid for income taxes	-	-

Supplemental Disclosures of Non-cash Investing and Financing Activities (in thousands):

	Year Ended December 31
	2010	2011
Notes payable for financing insurance policies	1,051	227
Note payable for equipment	56	-
Class A common stock issued in payment of accounts payable/accrued liabilities	50	-
Unpaid dividends on preferred stock	-	2,858
Forgiven related party loan guarantee fees	-	731
Accrued interest exchanged for equity/notes	-	2,237
Accrued interest converted to long term debt	-	1,368
Exchange of debt for new debt and Series E Cumulative Convertible Stock	-	30,631

Restricted Cash

At December 31, 2011, restricted cash included $0.5 million that was restricted for payment of construction and equipment costs at the Watts, Oklahoma plastic recycling facility. (See Note 5 concerning Oklahoma Energy Program Loan).

Buildings and Equipment

Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, transportation equipment — 3 to 5 years, office equipment — 3 to 6 years, and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for each of the years ended December 31, 2010 and 2011 was $5.8 million and $5.7 million, respectively. Assets under capital leases are reported in buildings and equipment and office equipment and depreciated over the shorter of the primary lease term or estimated future lives.

Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended. Interest costs incurred during periods of construction of facilities are capitalized as part of the project cost. The net amount of capitalized interest in 2010 and 2011 was $0.3 million and $0, respectively.

In 2011, the Company implemented a new accounting policy to write off costs of plant, property, and equipment whose cost basis is $50,000 or less and have been fully depreciated. This policy will be used to prevent the overstatement of plant, property, and equipment that occurs naturally when the cost of owning an asset is allocated over its useful life in a rational and systematic manner.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following at December 31 (in thousands):

	2010	2011
Parts and supplies	$1,188	$743
Raw materials	3,462	5,960
Work in progress	1,310	2,164
Finished goods	2,209	2,253
	$8,169	$11,120

Other Assets

Debt issuance costs are amortized over the term of the related debt. Debt issuance cost amortization charged to interest expense was $0.2 million for 2010 and $0.1 million for 2011.

The debt service reserve fund was restricted during the life of the bonds payable (see Note 5: Notes Payable and Long-term Debt) for payment of principal and interest on the Allstate bonds in the event that the Company was unable to make those payments. These funds were released as a result of the recapitalization in March 2011.

As of December 31, the Company had the following amounts related to intangible assets (in thousands):

	2010		2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Debt issuance costs	$4,479	$1,748	$751	$97
Patents	486	486	-	-
	$4,965	$2,234	$751	$97

 As a result of the H.I.G. recapitalization the unamortized debt issuance costs existing at the time were written off.

The net costs for the preparation of patent applications were amortized using the straight-line method over 17 years. The amortization of intangible assets resulted in an aggregate expense of $0 for 2010 and 2011.

The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

Estimated Amortization
2012	$125
2013	125
2014	125
2015	125
2016	125

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within thirty days from the invoice date. Trade accounts are stated at the amount management expects to collect from outstanding balances. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice.

Accounts receivable are carried at original invoice amounts less an estimated reserve provided for returns and discounts based on a review of historical rates of returns and expected discounts. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all overdue accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance account based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Recoveries of trade receivables previously written off are recorded when received.

The table below presents a rollforward of our allowance for sales returns and bad debts for 2010 and 2011 (in thousands).

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions1	Period
2010	$7	1,150	388	659	$110
2011	$110	1,862	(84)	1,919	$137

______________________________
1. Charges to the accounts are for the purposes for which the reserve was created.

Warranty Estimates

The Company offers a limited warranty on its products. Estimates of expected warranty claims are recorded as liabilities and charged to income in the period revenue is recognized. Amounts accrued for warranty claims totaled $0.7 million and $0.6 million at December 31, 2010 and 2011, respectively.

Earnings Per Share

The Company utilizes the two-class method for computing and presenting earnings per share. The Company currently has one class of common stock (the Common Stock) and one class of cumulative participating preferred stock, Series E (the Preferred Stock). Pursuant to the Series E Designation, holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share – basic.

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

In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. The exercise of options or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The company incurred losses from continuing operations for years ended December 31, 2010 and 2011. Therefore, basic EPS and diluted EPS were computed in the same manner. The following table presents the two-class method for the year ended December 31, 2011.

BASIC AND DILUTED EARNINGS PER SHARE
(in thousands, except share data)

Year ended December 31, 2011
Net Loss	$(6,927)
Preferred Stock dividend	$(1,119)
Net loss applicable to common stock	$(8,046)

Per Share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00
Preferred	$0.00

Earned, unpaid dividends per share
Preferred ($0.004 per common equivalent share)	$54.54

Loss per share:
Common	$(.10)

Basic weighted average common shares:
Common weighted average number of shares	81,142,729
Participating preferred shares	223,664,865
Total weighted average number of shares	304,807,594

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at December 31, 2010 and 2011. The following schedule presents antidilutive securities for the years ended December 31.

	2010	2011
Options	1,049,000	525,000
Warrants	3,787,880	-
Restricted common stock	2,100,000	-
Series D preferred stock	7,556,415	-
Series E preferred stock		286,823,146

      Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included with future calculations of diluted EPS.

Concentration Risk

Credit Risk

       The Company’s revenues are derived principally from national and regional building products distributors and BlueLinx, the Company’s primary decking customer. The ChoiceDek® brand of decking products sold to BlueLinx are in turn sold exclusively to Lowe’s. BlueLinx is also one of the Company’s MoistureShield® decking customers. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers. The Company derived most of its revenue from BlueLinx, its distributor of ChoiceDek® products.

Accounts Receivable

        One customer accounted for 51% and 68% of the aged receivables at December 31, 2010 and 2011, respectively. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising expense was $0.7 million for each of 2010 and 2011.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $0.5 million and $0.7 million in 2010 and 2011, respectively.

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

Note 3: Related Party Transactions

Leases

In December 2007, the Company entered into a 20-year lease for an existing 16-building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for the construction of a waste plastic washing, recycling, and reclamation facility. The property is being leased from Razorback Farms, a corporation controlled by Marjorie S. Brooks, a former director, with payments of $0.0075 per pound of plastic recycled, commencing on January 1, 2009, on a pounds of production, or net throughput of recycled plastic produced, basis with a minimum rent of $1,000 per month. The throughput or production rent is due quarterly and is capped throughout the term of the lease not to exceed $450,000 per year. Rent expense recorded under this lease totaled $91,000 in 2010 and $181,351 in 2011.

Beginning in 2011, from January 1 to March 1, 2011 for a 60-day period and every three years thereafter, the Company shall have the right to purchase the site and an adjoining property of 891 acres required for the operation of its facility, at fair market value.

Guaranty Agreement

In connection with the execution of the Credit Agreement, Marjorie S. Brooks entered into a Second Amended and Restated Guaranty Agreement in favor of H.I.G., dated March 18, 2011 (the H.I.G. Guaranty), pursuant to which Ms. Brooks agreed to guarantee the Company’s obligations under the Credit Agreement up to a maximum guaranteed amount of $6,000,000 (plus certain potential expenses), replacing a prior guaranty Ms. Brooks had agreed to with respect to certain of the Prior Debt. In consideration for Ms. Brooks entering into the H.I.G. Guaranty and continuing to perform her obligations under a January 16, 2006 Guaranty Agreement, as amended, in favor of Liberty Bank (the Liberty Guaranty), the Company entered into a Guaranty Fee Agreement with Ms. Brooks, dated March 18, 2011 and February 15, 2012 (the Guaranty Fee Agreement), pursuant to which the Company agreed to pay to Ms. Brooks for as long as the Liberty Guaranty remains in effect, a guaranty fee equal to 4.0% per annum multiplied by the average daily balance of the Company’s obligations under its Loan Agreement with Liberty Bank, as amended, for the month in which the fee is calculated. Ms. Brooks agreed to accept a payment of $313,124 on or before July 31, 2011 in full satisfaction of previously accrued and unpaid guaranty fees, subject to the terms and conditions set forth in the Guaranty Fee Agreement. Previously accrued loan guaranty fees of $731,000 payable to Ms. Brooks were cancelled in connection with the restructuring transaction.

The $313,124 payment was not made by the Company on or before July 31, 2011 with the result that the Credit Agreement Guaranty can be terminated by Ms. Brooks upon delivery of a written notice to the Administrative Agent and AERT revoking and/or terminating the Credit Agreement Guaranty. This payment was not subsequently paid and Ms. Brooks terminated her guaranty agreement in favor of H.I.G. on February 20, 2012.

The Company recorded loan guaranty fees of $0.5 million in 2010 and $0.3 million in 2011 related to Ms. Brooks’ guaranty of the Liberty line of credit.

Advisory Services Agreement

 The Company also entered into an Advisory Services Agreement between H.I.G. Capital, L.L.C., an affiliate of H.I.G., and the Company (the Advisory Services Agreement) on March 18, 2011 that provides for an annual monitoring fee between $250,000 and $500,000 (the Monitoring Fee) and reimbursement of all other out of pocket fees and expenses incurred by H.I.G. Capital, L.L.C.. In addition, pursuant to the terms of the Advisory Services Agreement, H.I.G. Capital, L.L.C. will be entitled to a financial advisory fee and a supplemental management fee in connection with any acquisition, disposition or material public or private debt or equity financing of the Company, in each case which has been introduced, arranged, managed and/or negotiated by H.I.G. Capital, L.L.C. or its affiliates. H.I.G. Capital, L.L.C. was paid a $500,000 transaction fee under the Advisory Services Agreement in connection with the recapitalization.

The Company recorded advisory services fees of $0.2 million in 2011 related to the Advisory Services Agreement.

Other

The balance of related party accounts payable included the following amounts:

•	Loan guaranty fees of $0.9 million and $0.3 million at December 31, 2010 and 2011, respectively, owed to Marjorie S. Brooks.

•	Lease and other charges of $0.2 million at December 31, 2010 and 2011, respectively, owed to Razorback Farms.

•	Accrued board of directors’ fees of $9 thousand at December 31, 2011.

•	Advisory services fees of $0 and $0.1 million at December 31, 2010 and 2011, respectively, owed to H.I.G.

•	The total price of plastic equipment purchased from Joe G. Brooks, the Company’s Chairman and Chief Executive Officer, in the amount of $0.2 million at December 31, 2010 and $0 at December 31, 2011.

Note 4: Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty Bank of Arkansas was extended multiple times in 2010, and again effective February 15, 2012 and currently matures on February 15, 2013. The Company is currently working to restructure or replace the line, which had a balance of $6.1 million at December 31, 2011. The borrowing base is equal to the sum of approximately 85% of our qualifying accounts receivable, 75% of finished goods inventory and 50% of all other inventory, excluding parts and supplies. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate of 7.15%, which was lowered effective February 15, 2012 from 7.5%. The full amount of the line is guaranteed as to payment by Marjorie S. Brooks, by Joe G. Brooks, the Company’s Chairman and Chief Executive Officer, and by Stephen W. Brooks, the Warehouse and Logistics Manager. Ms. Brooks is collateralized by a subordinate lien on all of our assets subject to certain priority liens, and receives a fee as compensation for her guaranty.

The credit facility includes debt service coverage ratio, current ratio, accounts payable, and accounts receivable aging covenants and customary restrictions on dividends and the incurrence of additional debt or liens, among other matters. We were not in compliance with the current ratio covenant, debt service coverage ratio and the accounts payable ratio as of December 31, 2011. The Company is in compliance with the accounts receivable ratio as of December 31, 2011. In the case of non-compliance with certain of the covenants, the bank loan could become due and payable at any time and the bank lender could foreclose on the property used to secure the debt, which could force us into a bankruptcy proceeding before we can refinance this indebtedness. However, the bank lender of our line of credit, Liberty Bank, waived any non-compliance with the covenants as of December 31, 2011. The current ratio covenant was waived through February 15, 2013, as part of the Sixteenth Amended and Restated Promissory Note effective February 15, 2012.

The amended and restated promissory note requires $0.1 million principal payment on March 31, 2012 plus, commencing on May 10, 2012 and continuing on the same day of each successive month through and until August 10, 2012 $0.25 million, plus commencing on September 10, 2012 and continuing on the same day of each successive month through December 10, 2012, $0.15 million.

Note 5: Notes Payable and Long-Term Debt

Notes Payable

	2010	2011
Notes payable consisted of the following at December 31 (in thousands):
20% note payable to H.I.G. AERT, LLC; principal due at maturity of March 15, 2011(c); secured by interest in collateral securing the 2007 and 2008 bonds	2,000	-
Note payable to finance insurance policy bearing interest at 4.9%; secured by insurance policy; principal and interest payable monthly	45	-
Total	2,045	-

Long-term Debt

	Year ended December 31,
	2010	2011
	(in thousands)
Long-term debt, less current maturities consisted of the following at December 31:
8% bonds payable (2007 bonds) to H.I.G.; principal payable annually beginning December 15, 2009; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, and pledged revenues; maturing on December 15, 2023(a)(c)	$13,015	-
8% bonds payable (2008 bonds) to H.I.G.; principal payable annually beginning December 15, 2009; interest payable semi-annually; subject to mandatory sinking fund redemption; secured by real estate and improvements, fixed assets, patents and trademarks, inventory, and pledged revenues; maturing on December 15, 2023(a)(c)	10,220	-
10% note payable to H.I.G., secured by subordinated interest in the collateral securing the bonds payable and a personal guarantee by Marjorie S. Brooks, our major stockholder; principal and interest due December 15, 2011(b)( c)	5,396	-
6.5% note payable to Liberty Bank of Arkansas; secured by certain real estate and equipment purchased with proceeds from the note; principal and interest payable monthly; extended maturity date of April 15, 2012 was further extended to February 15, 2014 (see "Loan Extensions" below).	1,624	1,536
3% note payable to the Oklahoma Department of Commerce; secured by assets purchased / constructed with the loan proceeds; matures April 1, 2027	600	2,580
H.I.G. Series A Note (d)	-	10,643
H.I.G. Series B Note (e)	-	12,322
Other	80	53
Total	30,935	27,134
Less Current Maturities	(7,622)	(1,680)
Long-term debt, less current maturities	$23,313	$25,454
______________________________

(a)
The 2007 and 2008 bonds had the same covenants. The Company was not in compliance with the debt service coverage and accounts payable covenants as of December 31, 2010. The bond trustee waived the accounts payable covenant through April 1, 2011. Additionally, the Company did not make certain required payments into its bond principal, interest and reserve funds in 2010. The bondholder waived through April 1, 2011 the default provision of the loan agreements of the bonds concerning failure to make loan payments. The Company’s 2009 bridge loan has cross-default provisions that caused it to be in technical default at December 31, 2010 due to non-compliance with the loan covenants discussed above. Additionally, the Company failed to make certain principal payments on the 2009 bridge loan, which is an event of default under that loan.

(b)	The face amount of the note is $5.7 million and a 5% premium on the note is due at maturity.
(c)	These notes were exchanged for debt and/or equity in connection with the recapitalization discussed in Notes 5 and 6.
(d)	Cash interest of 4% plus 4% PIK interest added quarterly to principal. Addition occurs after quarter-end. To date all cash interest on H.I.G. Series A Note has been added to principal.
(e)	Cash interest of 4% plus 6% PIK interest added quarterly to principal. Addition occurs after quarter-end. To date, all cash interest on H.I.G. Series B Note has been added to principal.

The aggregate maturities of long-term debt as of December 31, 2011 were as follows, as adjusted for loans extended subsequent to December 31, 2011 (see Loan Extension below).

(in thousands)
Year	Amount
2012	$230
2013	282
2014	1,528
2015	175
2016	180
Thereafter	24,739
Total	$27,134

Loan Extensions

Effective February 15, 2012, a $1.5 million loan from Liberty Bank was extended from April 15, 2012 to February 15, 2014. The interest rate was reduced from 7.0% to 6.5%. (See Note 13.)

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan is being made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and is funding the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan were scheduled to commence on the earlier of project completion or July 1, 2011, however, an extension was granted on June 29, 2011 whereby payments will begin on January 1, 2012. On January 17, 2012 another modification was made to the contract whereby payments will now commence on May 1, 2012.

ODOC, under award number 14215 SSEP09, advanced $2.6 million to AERT throughout 2010 and 2011. As of December 31, 2011, a total of $2.1 million has been spent on contract labor, contract materials, and equipment. In addition, as of December 31, 2011, matching funds of $7.9 million have been contributed (in-kind) to the project by AERT.

Recapitalization Agreement - H.I.G. Long Term Debt

On March 18, 2011, the Company consummated related recapitalization transactions (the Transactions) with H.I.G. AERT, L.L.C., an affiliate of H.I.G. Capital L.L.C. (H.I.G.) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity. Prior to the consummation of the Transactions, H.I.G. was the sole owner of four distinct obligations representing the Company’s debt: (i) $6,806,656 of principal plus accrued interest owed under that certain Promissory Note, dated July 1, 2009, issued by the Company in favor of H.I.G.; (ii) $13,281,084 of principal plus accrued interest owed under the Adair County Industrial Authority Solid Waste Recovery Facilities Revenue Bonds issued in 2007; (iii) $10,436,409 of principal plus accrued interest owed under the City of Springdale Arkansas, Industrial Development Refunding Revenue Bonds issued in 2008; and (iv) $2,096,667 of principal plus accrued interest owed under the Secured Promissory Note (2010 Note) issued on December 20, 2010. Items (i)-(iv) above are collectively referred to herein as the “Prior Debt.”

In connection with the consummation of the Transactions, the Company entered into a Securities Exchange Agreement with H.I.G. (the Exchange Agreement), and a Credit Agreement with H.I.G. (the Credit Agreement), each dated March 18, 2011. Pursuant to the Exchange Agreement and the Credit Agreement, in exchange for the Prior Debt and H.I.G. making approximately $6.9 million in additional new capital available to the Company, H.I.G. was issued (i) a Series A Term Note (Series A Note) in the aggregate principal amount of $10,000,000, (ii) a Series B Senior Term Note (Series B Note, and collectively with the Series A Note, the Notes) in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder), and (iii) 20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series E Preferred Stock). As a result, upon consummation of the Transactions (including the Series D Exchange Agreement described hereunder), H.I.G. held $17,596,667 outstanding principal of senior secured debt of the Company and owned approximately 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis. Pursuant to the Exchange Agreement, until such time as H.I.G. no longer owns at least 20% of the Company’s outstanding Common Stock on a fully diluted basis, H.I.G. has the right to purchase securities in any subsequent issuance or sale of securities by the Company in an amount equal to the greater of (i) H.I.G.’s ownership percentage as of the business day prior to its receipt of notice of the proposed issuance or sale by the Company or (ii) 51%.

Pursuant to the Credit Agreement, the Company issued to H.I.G. the Notes, which are secured by a grant of a security interest in all of the Company’s assets in accordance with the terms of a Security Agreement, Patent Security Agreement, Copyright Security Agreement and Trademark Security Agreement, each dated March 18, 2011. The Series A Note matures six years after the closing of the Transactions (the Closing) and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available for the first 24 months following the Closing, after which the Series A Note will bear cash interest at 8.0% per annum). H.I.G. and Liberty Bank of Arkansas (Liberty Bank) concurrently entered into an Amended Intercreditor Agreement pursuant to which H.I.G. has priority vis-à-vis Liberty Bank with respect to its lien on all assets of the Company other than inventory, accounts receivable, deposit accounts, and receipts, revenues, cash and income derived from such inventory and accounts receivable and certain real estate, and Liberty Bank has priority vis-à-vis H.I.G. with respect to its lien on all inventory, accounts receivable, deposit accounts, and receipts, revenues, cash and income derived from such inventory and accounts receivable and certain real estate.

Upon the Closing, H.I.G. converted the $2,000,000 principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note. In addition, an additional $5.5 million was funded and drawn under the Series B Note at Closing. On October 20, 2011 AERT and H.I.G. amended this Credit Agreement to provide the Company with an additional $3.0 million to be drawn, as needed. The company drew down $1.0 million on May 23, 2011, $2.0 million on October 21, 2011, and $1.0 million on November 18, 2011 to help fund operations. The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion. The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note.

As of December 31, 2011, AERT has not been able to comply with the debt covenants required by the Series A and B Term Notes. The debt covenants have been waived by H.I.G. per the Waiver of Specified Events Default as of December 31, 2011.

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

The recapitalization agreements have been accounted for as a troubled debt restructuring (ASC 470-60). The term notes, Series E Convertible Preferred Stock and Class A common stock issued have an estimated fair value of $45.4 million. The sum of cash proceeds and the recorded value of debt, accrued interest, Series D Preferred Stock, Warrants and certain other liabilities exchanged totaled $48.1 million, resulting in a gain on troubled debt restructuring of $3.0 million.

Note 6: Equity

Series D Preferred Stock and Warrant Exchange For Class A Common Stock

On March 18, 2011, immediately prior to the closing under the Exchange Agreement and Credit Agreement, the Company and the holders of the Company’s Series D Preferred Stock consummated the transactions contemplated by a Series D Preferred Stock Exchange Agreement (Series D Exchange Agreement), under which 748,772 shares of Series D Preferred Stock and Warrants exercisable for 3,787,880 shares of the Company’s Common Stock were exchanged for 36,313,376 shares of the Company’s Class A Common Stock (the Series D Converted Shares), equal to approximately 10% of the outstanding common shares of the Company on a fully diluted basis. At the date of the Series D Preferred Stock Exchange, H.I.G. owned 315,273 shares of Series D Preferred Stock and 1,515,155 warrants exercisable for shares of the Company Class A common stock.

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

The Company issued (i) 36,313,376 shares of Common Stock to seven existing Series D Preferred Stockholders, including H.I.G., in exchange for (A) all of the previously outstanding 748,772 shares of Series D Preferred Stock and (B) Warrants exercisable for an aggregate of 3,787,880 shares of Common Stock, and (ii) 20,524.149 shares of Series E Preferred Stock to H.I.G. in exchange for a portion of the Prior Debt held by H.I.G. All of such issuances in clauses (i) and (ii) above were done on an unregistered private placement basis pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder and pursuant to the exemption for exchanges with existing stockholders under Section 3(a)(9) of the Securities Act of 1933, as amended.

All of the Series D Preferred Stock of the Company was retired and the contractual rights associated with it were extinguished and, pursuant to the Board designation rights conferred upon the Series E Preferred Stock, the rights of holders of Common Stock with respect to the election of directors was materially limited.

Series E Cumulative Convertible Preferred Stock

Pursuant to the Exchange Agreement, the Company issued 20,524.149 shares of newly authorized Series E Preferred Stock to H.I.G. at the Closing. The Series E Preferred Stock was authorized by the filing of a Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company filed on March 17, 2011 with the Delaware Secretary of State (the Series E Designation). Pursuant to the Series E Designation, holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Shares of the Series E Preferred Stock and all accrued dividends thereon are convertible at any time at the holder’s election into shares of the Company’s Class A Common Stock (the Conversion Shares) at a conversion price of $0.075 per share, subject to customary anti-dilution adjustments. The Series E Preferred Stock ranks senior to all other equity securities of the Company. Holders of the Series E Preferred Stock have the right to vote their ownership interests in the Series E Preferred Stock on an as-converted basis. In addition, holders of the Series E Preferred Stock also have the right to elect four of the Company’s seven directors for as long as there remain outstanding shares of Series E Preferred Stock representing at least 20% of the outstanding shares of Common Stock on an as-converted basis. If the outstanding shares of Series E Preferred Stock at any time represent less than 20% of the outstanding shares of Common Stock on an as-converted basis, the holders of the Series E Preferred Stock will have the right to elect one of the Company’s seven directors. The Series E Designation contains customary protective voting provisions and other rights customarily granted to holders of preferred equity securities.

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

In order to satisfy its obligations under the Exchange Agreement with regard to the reservation of the Conversion Shares, the Company was contractually obligated to present for stockholder approval an amendment to the Company’s Certificate of Incorporation to authorize 400,000,000 additional shares of the Company’s Class A Common Stock which was subsequently voted on July 14, 2011 with stockholder approval. On March 18, 2011, the Company, H.I.G., all of the prior Series D Preferred Stockholders, certain management stockholders and certain other stockholders, including Marjorie S. Brooks, entered into a Voting Agreement undertaking to vote in favor of such increase in authorized capital stock.

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

On February 20, 2012, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived its right to deliver a Triggering Event Redemption Notice as a result of AERT failing to have (i) a Leverage Ratio (as defined in that certain Credit Agreement, dated as of March 18, 2011, as amended by that certain First Amendment to Credit Agreement, dated as of May 12, 2011, and as further amended by that certain Second Amendment to Credit Agreement, dated as of October 20, 2011 (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement), by and among AERT, the lenders from time to time parties thereto and H.I.G. AERT, LLC) of below 5.75 to 1.0 for four Fiscal Quarters (as defined the Credit Agreement) ending December 31, 2011 and (ii) a Minimum EBITDA (as defined in the Credit Agreement) of at least $5,000,000 for the four Fiscal Quarters ending December 31, 2011, respectively (collectively, the Specified Events of Default).

The initial conversion price of the Series E Preferred Stock is fixed and will remain the conversion price subject to the anti-dilution adjustments described below. The conversion price of the Series E Preferred Stock is subject to customary weighted-average anti-dilution adjustments, which will be made (subject to certain exceptions) in the event that AERT:

•	issuance or sales of common stock for consideration per share less than a price equal to the current market price in effect immediately prior to such issue or sale;

•	pays dividends or other distributions on the common stock in shares of common stock;

•	subdivides, splits or combines the shares of common stock;

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

A summary of the activity of the Company’s stock options during the years ended December 31, 2010 and 2011 follows:

	2010		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value at December 31, 2011
Outstanding, beginning of year	1,174,000	$1.74	1,049,000	$1.68	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(125,000)	2.25	(524,000)	1.73	-
Outstanding, end of year	1,049,000	1.68	525,000	$1.62	-
Exercisable, end of year	1,049,000	$1.68	525,000	$1.62	-

The following table summarizes information about stock options outstanding under the Company’s stock option plans as of December 31, 2011. All options were exercisable at December 31, 2011.

	Options Outstanding and Exercisable
	Number	Wtd. Avg.	Wtd. Avg.
	Options	Remaining	Exercise
Range of Exercise Prices	at 12/31/11	Contract Life	Price
$1.12 - $1.22	350,000	2.8 years	$1.17
$2.53	175,000	1.3 years	$2.53
	525,000	2.3 years	$1.62

Note 8: Equity Incentive Plans

2005 and 2008 Key Associate and Management Equity Incentive Plans

The purpose of the Associate Plans was to further the growth and development of the Company by providing, through ownership of stock of the Company, an incentive to officers and other key associates (each of whom are employees of the Company for tax purposes) who are in a position to contribute materially to the prosperity of the Company including, but not limited to, all salaried personnel of the Company, to increase such persons’ interests in the Company’s welfare, to encourage them to continue their services to the Company, and to attract individuals of outstanding ability to enter employment with the Company.

The Associate Plans were administered by the compensation committee (the Administrator) of the board of directors. The Administrator had the power and authority to select and grant to participants restricted stock awards pursuant to the terms of the Associate Plan. Any employee of the Company was eligible to receive an award under the Associate Plans. No director who is not also an employee was eligible to receive an award under the Associate Plans.

The stock available for awards under the Associate Plans was shares of the Company’s authorized but unissued, or reacquired, common stock. The aggregate number of shares which could be issued pursuant to awards granted under the Associate Plans could not exceed 3,000,000 shares of common stock. In the event that any outstanding award for any reason expired, was forfeited or was terminated, the shares of common stock allocable to the unvested portion of the award would again be available for awards under the Associate Plans.

The terms and conditions of the restricted stock purchase agreements or award could change from time to time, and the terms and conditions of separate restricted stock purchase agreements did not have to be identical, but each restricted stock purchase agreement will included the substance of each of the following provisions:

(a) Purchase Price. The purchase price of restricted stock awards was determined by the Administrator, and could be stated as cash, property or prior services performed.

(b) Consideration. The consideration for common stock acquired pursuant to the restricted stock purchase agreement will be paid either: (i) in cash at the time of purchase; or (ii) in any other form of legal consideration that might be acceptable to the Administrator in its discretion including, without limitation, a recourse promissory note, property or a stock-for-stock exchange or prior services that the Administrator determined had a value at least equal to the fair market value of such common stock.

(c) Vesting. Shares of common stock acquired under the restricted stock purchase agreement or awards might, but did not need to, be subject to a restricted period that specifies a right of repurchase in favor of the Company in accordance with a vesting schedule determined by the Administrator, or forfeiture in the event the consideration was in the form of prior services. However, the unvested portion of any award will automatically vest upon the occurrence of any change in control. Subsequent to the March 2011 recapitalization with H.I.G. no awards have been made.

Restricted Stock Award Summary

A summary of the status of the Company’s non-vested restricted stock awards:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	$1,387,500	$0.51
Granted	250,000	0.21
Vested	(1,637,500)	0.46
Non-vested at December 31, 2011	$-	$-

The total fair value of the 2011awards was $0.1 million and was initially recorded as deferred equity compensation. The value of the awards is amortized over the vesting period of the awards and charged to compensation expense. With the recapitalization, all compensation costs were recognized in 2011 as the shares immediately vested.

2005 and 2008 Non-Employee Director Equity Incentive Plans

The purpose of the Director Plans was to further the growth and development of the Company by providing, through ownership of stock of the Company, an incentive to non-employee directors and non H.I.G. directors to encourage them to continue their director services to the Company, and to attract individuals of outstanding ability to accept director positions with the Company. The Director Plans are administered by the compensation committee (the Administrator) of the board of directors.

Pursuant to the Director Plans, each director of the Company who is not also an employee of the Company or H.I.G. was eligible to receive an annual award under the Director Plan. However, directors waived their right to receive awards in 2010 and 2011. There was, as of December 31, 2011, one non-employee, non H.I.G. director eligible to participate in the Director Plans. The stock available for awards under the Director Plans are shares of the Company’s authorized but unissued, or reacquired, common stock. The aggregate number of shares which could be issued pursuant to awards granted under the Director Plans could not exceed 1,500,000 shares of common stock. In the event that any outstanding award under the Director Plans for any reason expires, is forfeited or is terminated, the shares of common stock allocable to the unexercised portion of the award shall again be available for awards under the Director Plans.

Note 9: Leases

At December 31, 2011, the Company was obligated under various operating leases covering certain buildings and equipment. Rent expense under operating leases for the years ended December 31, 2010 and 2011 was $3.6 million and $3.2 million, respectively. These amounts for rent expense are considerably higher than the future minimum lease payments each year shown in the table below due to many of our operating equipment leases having durations of less than one year. The Company recorded $0.4 million for the years ended December 31, 2010 related to warehouses that it subleased to another company under non-cancelable subleases. The subleases terminated in early 2011.

During 2010, the Company also leased certain ERP software, computer equipment, and production equipment under three individual, non-cancelable capital leases. The leases have various terms but all include a bargain purchase option upon expiration. The computer equipment lease expired in 2010 while the software and production equipment leases expire in 2012. The principal portion of lease payments for capital lease obligations totaled $0.2 million in each of 2010 and 2011.

Future minimum lease payments required under operating and capital leases as of December 31, 2011, are as follows (in thousands):

	Capital	Operating
Year	Leases	Leases
2012	$189	$1,287
2013	-	1,023
2014	-	805
2015	-	129
2016	-	16
Thereafter	-	132
Total minimum payments required	189	$3,392
Less amount representing interest	6
Present value of future minimum lease payments	183
Less current obligations under capital leases	183
Long-term obligations under capital leases	$-

Note 10: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company had no income tax provision for State and Federal income for the years ended December 31, 2010 and 2011.

The income tax provisions for 2010 and 2011 differ from the amounts computed by applying the US federal statutory rate of 34% to income as a result of the following (in thousands):

	2010		2011
	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$(1,722)	34.0	$(2,355)	34.0
Permanent differences	59	(1.0)	200	(3.0)
Change in valuation allowance	1,663	(33.0)	2,155	(31.0)
	$-	0.0	$-	0.0

The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows (in thousands):

	2010		2011
	Current	Long-Term	Current	Long-Term
Deferred tax assets —
Net operating loss carryforwards	$-	$19,363	$-	$6,926
Asset impairment	-	1,910	-	-
Allowance for sales returns	43	-	1,853	-
Accrued expenses	1,504	805	1,514
Valuation allowance	(2,007)	(18,944)	(3,384)	(4,981)
Other	713	76	227	54
Total deferred tax assets	253	3,210	210	1,999
Deferred tax liability —
Depreciation	0	3,210	0	1,999
Prepaid expenses	253	0	210	0
Total deferred tax liabilities	253	3,210	210	1,999
Net deferred tax	$-	$-	$-	$-

As of December 31, 2011, the Company had net operating loss carryforwards of $48.7 million for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2016 and 2030. In March 2011, HIG, AERT, LLC acquired a controlling interest in the Company, which will result in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 20 years. The impact of this limitation is approximately $31 million in NOL’s which will expire before the Company could use them.

As there is insufficient evidence that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company maintained a valuation allowance in the amount of $20.9 million at December 31, 2010 and $8.4 million at December 31, 2011 to recognize its deferred tax assets only to the extent of its deferred tax liabilities

The Company is no longer subject to income tax examinations by tax authorities for years before 2008, except in the State of Texas, for which the 2007 tax year is still subject to examination. The Company is currently under review for Federal Income Taxes for the year ended December 31, 2010.

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

Note 11: Commitments and Contingencies

Long Term Contracts

The company has two agreements with terms of one year and five years respectively for the purchase of raw materials.

Legal Proceedings

Class Action Lawsuits

The U.S. District Court, Western District of Washington (Seattle Division) approved a class action settlement in January 2009 related to a purported class action lawsuit seeking to recover on behalf of purchasers of ChoiceDek® composite decking for damages allegedly caused by mold and mildew stains on their decks. The settlement includes decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 that was manufactured before October 1, 2006, the date a mold inhibitor was introduced into the manufacturing process.

At December 31, 2011, the Company had a total remaining balance in accrued expenses and accounts payable of $3.0 million associated with the settlement of the class action lawsuit. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. The claim resolution process has an annual net cost limitation to the Company of $2.0 million until the claim resolution process is completed.

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

On February 14, 2011, Banc of America Leasing & Capital, LLC (Banc of America) filed a complaint in the Circuit Court of Washington County, Arkansas seeking judgment against the Company in the amount of $4.4 million for alleged unpaid past and future rent on equipment Banc of America leased to the Company. Banc of America was also seeking an award of legal fees, enforcement costs and costs related to the sale of the leased equipment. Additionally, Banc of America was seeking an Order of Delivery requiring that the Company surrender possession of certain equipment leased to the Company by Banc of America. The complaint was dropped by Banc of America after the Company and Banc of America reached certain agreements in March 2011 whereby the company paid an aggregate amount of $0.5 million. The Company has been in compliance with the terms of the agreement through December 31, 2011.

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

Note 13: Subsequent Events

 Revolving Line of Credit Agreement

On February 17, 2012, Advanced Environmental Recycling Technologies, Inc. (AERT) entered into a Sixteenth Loan Modification Agreement (Revolving Line of Credit Agreement) with Liberty Bank. The advanced and outstanding principal balance of the loan evidenced by the Loan Agreement, the Note and other Loan Documents is $6,125,195. This Agreement is entered into not in payment of, but for the purpose of extending and modifying the Loan Documents for the sole purpose of providing AERT with additional time to procure and close additional financing that will be used to retire the indebtedness under the Loan. This Revolving Line of Credit Agreement evidences an extended and modified Loan as of February 15, 2012. Liberty Bank has waived any non-compliance to all covenants pertaining to the Agreement through December 31, 2011. The current ratio covenant was waived through February 15, 2013.

This amendment to the Revolving Line of Credit Agreement will extend the maturity date to February 15, 2013 and lower the interest rate to 7.15% per annum. Accrued interest for the period of February 15, 2012 through March 10, 2012 will be paid on March 10, 2012. Future accrued interest payments will be made on the 10th of each month. Principal payments will be made according to the following schedule:

Payment Date	Amount of Principal Payment
March 31, 2012	$100,000
May 10, 2012	$250,000
June 10, 2012	$250,000
July 10, 2012	$250,000
August 10, 2012	$250,000
September 10, 2012	$150,000
October 10, 2012	$150,000
November 10, 2012	$150,000
December 10, 2012	$150,000

Unpaid principal that exceeds the borrowing base must be paid upon demand.

Mortgage, Security Agreement

On February 17, 2012, AERT entered into a Fifth Modification to (A) Mortgage, Security Agreement and Fixture Filing, and (B) Assignment of Leases and Rents (Mortgage, Security Agreement) with Liberty Bank of Arkansas. The purpose of refinancing the Agreement is to effect an extension of the Mortgage loan for which the principal amount as of February 15, 2012, is $1,529,120. This Mortgage, Security Agreement evidences an extended and modified Loan.

This amendment to the Mortgage, Security Agreement will extend the maturity date to February 15, 2014. The interest rate will be lowered to 6.5% per annum with payments of $16,000 per month commencing on March 15, 2012 and continuing until February 15, 2014. There will be a balloon payment upon maturity of the loan.

Second Amended and Restated Guaranty Agreement of Marjorie S. Brooks dated March 17, 2011

On February 20, 2012, the Company and H.I.G. AERT, LLC were notified by Ms. Brooks’ attorney, acting as her agent of the Second Amended and Restated Guaranty Agreement of Marjorie S. Brooks dated March 17, 2011, (Guaranty) that an Event of Default had occurred; and therefore, if payment of $0.3 million in loan guarantee fees was not made under the Guaranty, Ms. Brooks would terminate her obligation to Guaranty of up to $6.0 million of AERT’s obligation under the Credit Agreement dated March 18, 2011 between AERT and H.I.G. AERT, LLC.

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

10.10	Liberty Bank Real Estate Loan Agreement(m)
10.11	Liberty Bank Real Estate Promissory Note.(j)
10.12	Liberty Bank Line of Credit Loan Agreement.(m)
10.13	Liberty Bank Line of Credit Promissory Note.(k)
10.14	Series D Convertible Preferred Stock Purchase Agreement dated October 29, 2007(e)
10.14	Form of Warrants to Purchase Common Stock issued October 29, 2007(e)
10.14	Registration Rights Agreement(e)
10.15	Loan Agreement dated December 19, 2007 related to Series 2007 8% Bonds.(f)
10.15	Indenture of Trust dated December 19, 2007 related to Series 2007 8% bonds.(f)
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

10.17	Loan Agreement between Oklahoma Department of Commerce and Advanced Environmental Recycling Technologies, Inc. dated July 1, 2010
10.18	Promissory Note between Oklahoma Department of Commerce and Advanced Environmental Recycling Technologies, Inc. dated July 1, 2010
10.19	Securities Exchange Agreement between Registrant and Investors named therein (H.I.G. AERT, L.L.C.) dated March 18, 2011 (l)
10.20	Series D Preferred Stock Exchange Agreement between Registrant and Stockholders named therein dated March 18, 2011 (l)
10.21	Advisory Services Agreement between Registrant and H.I.G. Capital, L.L.C. dated March 18, 2011 (l)
10.22	Voting Agreement by and among Registrant and the persons named therein, dated March 18, 2011 (l)
10.23	Indemnity Agreement between the Registrant and Michael Phillips dated March 18, 2011 (l)
10.24	Credit Agreement between the Registrant and H.I.G. AERT, L.L.C. as Administrative Agent (l)
10.25	Series A Term Note of Registrant payable to H.I.G. AERT, L.L.C. dated March 18, 2011 (l)

10.26	Series B Term Note of Registrant payable to H.I.G. AERT, L.L.C dated March 18.2011 (l)
10.27	Security Agreement between Registrant and H.I.G. AERT, L.L.C. as Administrative Agent dated March 18, 2011 (l)
10.28	Lease Reinstatement, Settlement and Waiver Agreement between Registrant and Banc of America Leasing & Capital, LLC dated March 17, 2011 (l)
10.29	Fifteenth Loan Modification Agreement between Registrant and Liberty Bank of Arkansas dated March 18, 2011 (l)
10.30	Registration Rights Agreement between Registrant and H.I.G. AERT, L.L.C. (l)
10.31	H.I.G. Series E Waiver dated February 20, 2012
10.32	H.I.G. Waiver of Default dated February 29, 2012
10.33	Employment Contract, Timothy D. Morrison, President
10.34	Employment Contract, J.R.Brian Hanna, Chief Financial Officer and Principal Accounting Officer
23.1	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman and chief executive officer.**
31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer.**
32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman and chief executive officer.**
32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer.**

____________

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of this agreement. The confidential portions were filed separately with the Commission.

The Registrant has no exhibits corresponding to Exhibits 1, 2, 5, 6, 7, 8, 9, 11, through 23, or 26 through 29.

**	Filed herewith.

(a)	Contained in Exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Contained in Exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Contained in Exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Filed with Form 10-K for December 31, 1994.

(e)	Contained in exhibits to Form 8-K filed November 1, 2007.

(f)	Contained in exhibits to Form 8-K filed December 21, 2007.

(g)	Contained in exhibits to Form 8-K filed February 29, 2008.

(h)	Contained in exhibits to DEFR14A filed July 11, 2005.

(i)	Filed with Forms 10-Q for September 30, 2004 and June 30, 2005.

(j)	Filed with Form 10-Q for September 30, 2005.

(k)	Filed with Form 10-K for December 31, 2005.

(l)	Contained in exhibits to Form 8-K March 18, 2011

(m)	Amendments contained in exhibits to Form 8-K filed February 22, 2012