Form 10-Q
period 2012-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2012-05-07
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES: ☑ NO: 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES: ☑ NO: 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2012, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 88,165,632 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index
PART I--FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31,	March 31,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash	$1,083	$987
Restricted cash	454	143
Trade accounts receivable, net of allowance of $137 at December 31, 2011 and $444 at March 31, 2012, respectively	1,868	4,616
Inventories	11,120	8,730
Prepaid expenses	536	533
Total current assets	15,061	15,009

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	16,995	16,995
Machinery and equipment	42,623	43,006
Transportation equipment	215	215
Office equipment	2,168	2,168
Construction in progress	822	1,476
Total land, buildings and equipment	64,812	65,849
Less accumulated depreciation	32,700	34,068
Net land, buildings and equipment	32,112	31,781

Other assets:
Debt issuance costs, net of accumulated amortization of $97 at December 31, 2011 and $129 at March 31, 2012, respectively	654	622
Other assets	722	681
Total other assets	1,376	1,303
Total assets	$48,549	$48,093

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2011	2012
Liabilities and Stockholders' Deficit		(unaudited)
Current liabilities:
Accounts payable – trade	$4,847	$5,372
Accounts payable – related parties	646	740
Current maturities of long-term debt	1,680	249
Current maturities of capital lease obligations	183	132
Accruals related to expected settlement of class action lawsuit	3,059	2,947
Other accrued liabilities	3,720	3,940
Accrued product returns	4,726	2,912
Working capital line of credit	6,125	6,025
Notes payable	-	106
Total current liabilities	24,986	22,423

Long-term debt, less current maturities	25,454	27,532

Commitments and contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524.149 shares issued and outstanding at December 31, 2011 and March 31, 2012, including accrued unpaid dividends of $988 and $1,310 at December 31, 2011 and March 31, 2012, respectively	21,512	21,834

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 88,165,632 shares issued and outstanding at at December 31, 2011 and March 31, 2012, respectively	882	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	15	15
Additional paid-in capital	53,347	53,347
Accumulated deficit	(77,647)	(77,940)
Total stockholders' deficit	(23,403)	(23,696)
Total liabilities and stockholders' deficit	$48,549	$48,093

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Quarters Ended March 31,
	2011	2012
Net sales	$15,017	$21,761
Cost of goods sold	12,911	18,102
Gross margin	2,106	3,659

Selling and administrative costs	3,023	2,932
Gain from fixed asset disposition	-	(24)
Operating income (loss)	(917)	751

Other income and expenses:
Gain on recapitalization	2,745	-
Other income	5	5
Net interest expense	(892)	(726)
Income before dividends	941	30
Dividends on preferred stock	(180)	(323)
Net income (loss) applicable to common stock	$761	$(293)

Income (loss) per share of common stock (basic and diluted)	$0.00	$(0.00)

Weighted average common shares outstanding (basic and diluted)	56,280,363	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Quarters Ended March 31,
	2011	2012
Cash flows from operating activities:
Net income (loss) applicable to common stock	$761	$(293)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on recapitalization	(2,745)	-
Depreciation and amortization	1,420	1,399
Dividends on preferred stock	180	323
Accrued interest converted to long-term debt	-	521
Increase in accounts receivable allowance	130	307
Gain from fixed asset disposition	-	(24)
Changes in other assets	(2,305)	150
Changes in current assets and current liabilities	(4,389)	(1,732)
Net cash provided by (used in) operating activities	(6,948)	651

Cash flows from investing activities:
Purchases of land, buildings and equipment	(415)	(1,037)
Proceeds from disposition of equipment	-	4
Net cash used in investing activities	(415)	(1,033)

Cash flows from financing activities:
Payments on line of credit	(100)	(100)
Payments on notes	(46)	(22)
Payments on capital lease obligations	(49)	(51)
Proceeds from issuance of notes	5,843	148
Change in restricted cash	371	459
Increase (decrease) in cash restricted for financing activities	246	(148)
Net cash provided by financing activities	6,265	286

Decrease in cash	(1,098)	(96)
Cash, beginning of period	1,655	1,083
Cash, end of period	$557	$987

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1: Unaudited Information

Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results. With the exception of the adjustments to report the recapitalization transactions described in Note 8, all adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Note 2: Description of the Company

Advanced Environmental Recycling Technologies, Inc., founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which has been cleaned, sized and reprocessed, and recycled polyethylene plastics, which have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. The Company’s products have been extensively tested, and are sold by leading national companies such as BlueLinx Corporation (BlueLinx), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible (“Green”) building alternative for decking, railing, and trim products.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. The Company recently started a new Green Age recycling, cleaning and reformulation facility at Watts, Oklahoma. The marketing and sale of recycled plastic and filler resins to third parties commenced in late 2011 and is expected to increase in 2012.

The Company suspended extrusion operations at our Junction, Texas facility in October 2007. During the first quarter of 2012, the Company transferred the extrusion and other equipment from the Texas facility to our Arkansas and Oklahoma facilities to provide additional surge capacity and new product development. The land and buildings located at Junction have a net value of $0.1 million and are being offered for sale.

The Company leases a warehouse in Westville, Oklahoma for inventory storage.

Note 3: Statements of Cash Flows

In order to determine net cash provided by (used in) operating activities, net income (loss) has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows for the quarter ended March 31 (in thousands):

	March 31, 2011	March 31, 2012
	(unaudited)	(unaudited)
Receivables	$187	$(3,055)
Inventories	(200)	2,390
Prepaid expenses and other	8	-
Accounts payable – trade and related parties	(5,051)	639
Accrued liabilities	667	(1,706)
Changes in current assets and liabilities	$(4,389)	$(1,732)
Cash paid for interest	$211	$207

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	March 31, 2011	March 31, 2012
	(unaudited)	(unaudited)
Forgiven related party loan guaranty fees	731	-
Unpaid dividends on preferred stock	1,870	323
Accrued interest exchanged for equity/notes	3,368	521
Notes payable exchanged for equity	18,535	-
Notes payable for financing insurance policies	98	106
Related party accounts payable exchanged for sale of fixed assets	-	20

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates and returns, which were $0.7 million and $1.3 million for the quarter ended March 31, 2011 and 2012, respectively.

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

An inventory refresh entails replacing existing deck boards at Lowe’s stores with newly designed product that is expected to enhance future sales. This is accounted for as an adjustment to revenue in the period in which the refresh agreement was reached. The replacement deck boards were accounted for as a sale in accordance with our revenue recognition policy. Product returns commenced in December 2011 and are expected to be completed in the second quarter of 2012. The associated costs are estimates.

Shipping and Handling

The Company records shipping fees billed to customers in net sales and records the related expenses in cost of goods sold.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	December 31, 2011	March 31, 2012
		(unaudited)
Parts and supplies	$743	$843
Raw materials	5,960	4,596
Work in process	2,164	1,186
Finished goods	2,253	2,105
	$11,120	$8,730

Accounts Receivable

Accounts receivable are carried at original invoice amounts less an estimated reserve provided for returns and discounts based on a review of historical rates of returns and expected discounts. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all overdue accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance account based on its assessment of the current status of the individual accounts. Balances that remain outstanding after management uses reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Recoveries of trade receivables previously written off are recorded when received.

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

Note 5: Income Taxes

As of March 31, 2012, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2016 and 2030. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which will result in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 20 years. The impact of this limitation is approximately $31.0 million in NOL’s, which will expire before the Company can use them.

As there is insufficient evidence that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company maintained a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities.

Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and recognizes penalties as operating expense.

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

In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. The exercise of options or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The company incurred losses from continuing operations for the quarter ended March 31, 2012. In addition, at March 31, 2011, all other securities were anti-dilutive. Therefore, basic EPS and diluted EPS were computed in the same manner for that period.

The following presents the two-class method for the three months ended March 31, 2011 and 2012:

BASIC AND DILUTED EARNINGS PER SHARE
(in thousands, except share data)

	Quarter Ended	Quarter Ended
	March 31, 2011	March 31, 2012
	(unaudited)	(unaudited)
Income before dividends	$941	$30
Preferred stock dividend	180	323
Net income (loss) applicable to common stock	761	-293

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00
Preferred	0.00	0.00

Earned, unpaid dividends per share
Preferred ($0.001 per common equivalent share)	$8.75	$15.72

Income (loss) per share:
Common	$0.00	$(0.00)
Preferred	0.01	-

Basic weighted average common shares:

Common weighted average number of shares	56,280,363	89,631,162
Participating preferred shares	39,093,617	288,257,262
Total weighted average number of shares	95,373,980	377,888,424

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at March 31, 2011 and 2012. The following schedule presents antidilutive securities for the quarters ended March 31, 2011 and 2012.

	2011	2012
	(unaudited)	(unaudited)
Options	649,000	525,000
Series E preferred stock	274,293,849	291,125,493

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included with future calculations of diluted EPS.

Note 7: Debt

 Revolving Line of Credit Agreement

On February 17, 2012, the Company’s line of credit agreement with Liberty Bank of Arkansas was modified pursuant to a Loan Modification Agreement (Revolving Line of Credit). This Agreement was entered into for the purpose of extending and modifying the loan to allow the Company additional time to procure and close additional financing that will be used to retire the indebtedness under the Loan. At March 31, 2012 the principal outstanding on the line of credit was $6.0 million. Pursuant to the Agreement, Liberty Bank has waived any non-compliance to the current ratio covenant through December 31, 2012.   Liberty Bank has also waived any non-compliance to the debt service ratio covenant through the first quarter 2012.

This amendment to the Revolving Line of Credit Agreement lowered the interest rate to 7.15% per annum effective February 15, 2012 and extended the maturity date of the Agreement to February 15, 2013. Interest payments will be made on the 10th of each month and principal payments will be made according to the following schedule:

Payment Date	Amount of Principal Payment
May 10, 2012	$250,000
June 10, 2012	$250,000
July 10, 2012	$250,000
August 10, 2012	$250,000
September 10, 2012	$150,000
October 10, 2012	$150,000
November 10, 2012	$150,000
December 10, 2012	$150,000

Unpaid principal that exceeds the borrowing base must be paid upon demand. At March 31, 2012 the borrowing base was $2.2 million.

Mortgage, Security Agreement

On February 17, 2012, AERT entered into a Fifth Modification to (A) Mortgage, Security Agreement and Fixture Filing, and (B) Assignment of Leases and Rents (Mortgage, Security Agreement) with Liberty Bank of Arkansas. The purpose of modifying this Agreement was to effect an extension of the Mortgage loan for which the principal amount as of February 15, 2012, is $1.5 million. This Mortgage, Security Agreement evidences an extended and modified loan.

This amendment to the Mortgage, Security Agreement extends the maturity date to February 15, 2014. The interest rate was lowered to 6.5% per annum with payments of $16,000 per month commencing on March 15, 2012 and continuing until February 15, 2014. A balloon payment is due at loan maturity. The balance at March 31, 2012 was $1.5 million.

Note 8: Recapitalization

On March 18, 2011, the Company consummated related recapitalization transactions (the Transactions) with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital LLC (H.I.G.) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity. (See “Notes Payable”.)

 Notes Payable

H.I.G. Long Term Debt

On March 18, 2011, the Company consummated related recapitalization transactions (the Transactions) with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital LLC (H.I.G.) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity. Prior to the consummation of the Transactions, H.I.G. was the sole owner of four distinct obligations representing the Company’s debt: (i) $6,806,656 of principal plus accrued interest owed under that certain Promissory Note, dated July 1, 2009, issued by the Company in favor of H.I.G.; (ii) $13,281,084 of principal plus accrued interest owed under the Adair County Industrial Authority Solid Waste Recovery Facilities Revenue Bonds issued in 2007; (iii) $10,436,409 of principal plus accrued interest owed under the City of Springdale, Arkansas Industrial Development Refunding Revenue Bonds issued in 2008; and (iv) $2,096,667 of principal plus accrued interest owed under the Secured Promissory Note (2010 Note) issued on December 20, 2010. Items (i)-(iv) above are collectively referred to herein as the “Prior Debt.”

In connection with the consummation of the Transactions, the Company entered into a Securities Exchange Agreement with H.I.G. (the Exchange Agreement), and a Credit Agreement with H.I.G. (the Credit Agreement), each dated March 18, 2011. Pursuant to the Exchange Agreement and the Credit Agreement, in exchange for the Prior Debt and H.I.G. making approximately $6.9 million in additional new capital available to the Company, H.I.G. was issued (i) a Series A Term Note (Series A Note) in the aggregate principal amount of $10,000,000, (ii) a Series B Senior Term Note (Series B Note, and collectively with the Series A Note, the Notes) in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder), and (iii) 20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series E Preferred Stock). As a result, upon consummation of the Transactions (including the Series D Exchange Agreement described hereunder), H.I.G. holds $17,596,667 outstanding principal amount of senior secured debt of the Company and owns less than 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis. Pursuant to the Exchange Agreement, until such time as H.I.G. no longer owns at least 20% of the Company’s outstanding Common Stock on a fully diluted basis, H.I.G. has the right to purchase securities in any subsequent issuance or sale of securities by the Company in an amount equal to the greater of (i) H.I.G.’s ownership percentage as of the business day prior to its receipt of notice of the proposed issuance or sale by the Company or (ii) 51%.

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

Upon the Closing, H.I.G. converted the $2.0 million principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note. An additional $5.5 million was funded and drawn under the Series B Note at Closing. On October 20, 2011 AERT and H.I.G. amended this Credit Agreement to provide the Company with an additional $5.0 million to be drawn, as needed. The company drew down $1.0 million on May 23, 2011, $2.0 million on October 21, 2011, and $1.0 million on November 18, 2011 to help fund operations. With the addition of PIK interest, $1.4 million can be borrowed. The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion. The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note.

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

Guaranty Agreement

In connection with the execution of the Credit Agreement, Marjorie S. Brooks entered into a Second Amended and Restated Guaranty Agreement in favor of H.I.G., dated March 18, 2011 (the H.I.G. Guaranty), pursuant to which Ms. Brooks agreed to guarantee the Company’s obligations under the Credit Agreement up to a maximum guaranteed amount of $6.0 million (plus certain potential expenses), replacing a prior guaranty Ms. Brooks had agreed to with respect to certain of the Prior Debt. In consideration for Ms. Brooks entering into the H.I.G. Guaranty and continuing to perform her obligations under a January 16, 2006 Guaranty Agreement, as amended, in favor of Liberty Bank (the Liberty Guaranty), the Company entered into a Guaranty Fee Agreement with Ms. Brooks, dated March 18, 2011 and February 15, 2012 (the Guaranty Fee Agreement), pursuant to which the Company agreed to pay to Ms. Brooks, for as long as the Liberty Guaranty remains in effect, a guaranty fee equal to 4.0% per annum multiplied by the average daily balance of the Company’s obligations under its Loan Agreement with Liberty Bank, as amended, for the month in which the fee is calculated. Ms. Brooks agreed to accept a payment of $313,124 on or before July 31, 2011 in full satisfaction of previously accrued and unpaid guaranty fees, subject to the terms and conditions set forth in the Guaranty Fee Agreement. Previously accrued loan guaranty fees of $731,000 payable to Ms. Brooks were cancelled in connection with the restructuring transaction.

On February 20, 2012, the Company and H.I.G. AERT, L.L.C were notified by Ms. Brooks’ attorney, acting as her agent of the Second Amended and Restated Guaranty Agreement of Marjorie S. Brooks dated March 17, 2011, (Guaranty) that an Event of Default had occurred; and therefore, if payment of $0.3 million in loan guarantee fees were not made under the Guaranty, Ms. Brooks would terminate her obligation to guarantee up to $6.0 million of AERT’s obligation under the Credit Agreement dated March 18, 2011 between AERT and H.I.G. AERT, LLC. The $0.3 million guarantee fees were not paid as of March 31, 2012 and it is the Company’s intent to allow this guarantee to expire.

Advisory Services Agreement

 On March 18, 2011, the Company entered into an Advisory Services Agreement between H.I.G. Capital, LLC, an affiliate of H.I.G., and the Company (the Advisory Services Agreement) that provides for an annual monitoring fee between $250,000 and $500,000 (the Monitoring Fee) and reimbursement of all other out-of-pocket fees and expenses incurred by H.I.G. Capital, LLC. In addition, pursuant to the terms of the Advisory Services Agreement, H.I.G. Capital, LLC will be entitled to a financial advisory fee and a supplemental management fee in connection with any acquisition, disposition or material public or private debt or equity financing of the Company, in each case which has been introduced, arranged, managed and/or negotiated by H.I.G. Capital, LLC or its affiliates. H.I.G. Capital, LLC was paid a $500,000 transaction fee under the Advisory Services Agreement in connection with the recapitalization.

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

Management has the responsibility to determine the fair value of the Company’s Series E Cumulative Preferred stock issued in the recapitalization. The Series E stock was evaluated using a discounted cash flow analysis and comparables of similar public trading companies and private transactions. Based on this analysis, management has assigned the state (liquidation) value as the fair value estimate of the Series E cumulative preferred stock.

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

The initial conversion price of the Series E Preferred Stock is fixed and will remain the conversion price subject to the anti-dilution adjustments described below. The conversion price of the Series E Preferred Stock is subject to customary weighted-average anti-dilution adjustments, which will be made (subject to certain exceptions) in the event that AERT:

•	issue or sell of common stock for consideration per share less than a price equal to the current market price in effect immediately prior to such issuance or sale;

•	pays dividends or other distributions on the common stock in shares of common stock;

•	subdivides, splits or combines the shares of common stock;

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

On April 24, 2012, H.I.G. AERT L.L.C, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived its right to deliver a Triggering Event Redemption Notice as a result of AERT failing to have ((i) a Leverage Ratio (as defined in that certain Credit Agreement, dated as of March 18, 2011, as amended by that certain First Amendment to Credit Agreement, dated as of May 12, 2011, and as further amended by that certain Second Amendment to Credit Agreement, dated as of October 20, 2011 (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement), by and among AERT, the lenders from time to time parties thereto and H.I.G. AERT, L.L.C)) of below 5.5 to 1.0 for the quarter ended March 31, 2012 and (ii) a minimum EBITDA (as defined in the Credit Agreement) of at least $5.5 million for the quarter ended March 31, 2012, respectively (collectively, the Specified Events of Default).

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

At March 31, 2012, AERT had a total remaining balance in accrued expenses of $2.9 million associated with the settlement of the class action lawsuit. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the first quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

Other Matters

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth selected information from our statements of operations (in thousands).

	Quarters Ended March 31,
	2011	2012	% Change
	(unaudited)	(unaudited)
Net sales	$15,017	$21,761	44.9%
Cost of goods sold	12,911	18,102	40.2%
% of net sales	86.0%	83.2%
Gross margin	2,106	3,659	73.7%
% of net sales	14.0%	16.8%

Gain from fixed asset disposition	-	(24)	100.0%
Selling and administrative costs	3,023	2,932	(3.0%)
% of net sales	20.1%	13.5%
Operating income (loss)	(917)	751	(181.9%)
% of net sales	(6.1%)	3.5%

Other income	5	5	0.0%
Gain on recapitalization	2,745	-	(100.0%)
Net interest expense	(892)	(726)	(18.6%)
Income before dividends	941	30	(96.8%)
% of net sales	6.3%	0.1%
Dividends on preferred stock	(180)	(323)	79.4%
Net income (loss) applicable to common stock	$761	$(293)	(138.5%)
% of net sales	5.1%	(1.3%)

Net Sales

First quarter 2012 sales were up $6.7 million or 44.9% from first quarter 2011 due to an increase in ChoiceDek® sales to BlueLinx. In the first quarter of 2011 BlueLinx lowered their ChoiceDek® inventory levels. In 2012 MoistureShield® sales increased due to the addition of two new customers and the introduction of a new product line to Lowe’s, ChoiceDek® Foundations™. The Company expects sales to continue to grow as we expand our customer base.

Cost of Goods Sold and Gross Margin

Cost of goods sold was higher in the first quarter of 2012 compared to the first quarter of 2011 due to increased sales. As a percentage of sales, cost of goods sold decreased by 2.8 percentage points, reflecting lower fixed costs as a percentage of net sales.

Selling and Administrative Costs

Selling and administrative costs were down $0.1 million in the first quarter of 2012 compared to the first quarter of 2011. The decrease was primarily due to reduced cost of deferred equity compensation of $0.5 million relating to employee stock awards becoming fully vested as a result of the change of control in March 2011. This was offset by increased advertising and promotional expenses.

Earnings

Operating income improved by $1.7 million in the first quarter of 2012 from a $0.9 million loss in the first quarter of 2011. This increase is due to the higher sales volume and gross margin.

Interest costs decreased by $0.2 million in the first quarter of 2012 primarily due to the H.I.G. recapitalization and reductions in the interest rates for the Line of Credit and Mortgage Loans.

Liquidity and Capital Resources

The $4.5 million net cash realized from the March 18, 2011 H.I.G. recapitalization (see Note 8) was used to pay down aged payables.

We continue to improve on liquidity by decreasing our overhead costs, negotiating longer payment terms with vendors and increasing profitability within our product sector. Our Junction, Texas facility, which is currently unused, has a net book value of $0.1 million and is being offered for sale.

On October 20, 2011, AERT and H.I.G. amended their Credit Agreement on the Series B Senior Term Note with H.I.G. As of March 31, 2012, the Company had $1.4 million available to be drawn, as needed.

Cash Flows

Cash Flows from Operations

     Cash provided by operations in the first quarter of 2012 was $0.7 million as compared to cash used in operations of $6.9 million in the first quarter of 2011. This $7.6 million change is primarily due to payment of accounts payable change in other assets due to the reduction of debt issuance costs and the gain on the H.I.G. recapitalization in the first quarter of 2011.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. Among others, we are in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. We have some indications this industry will improve within the next 12 months and have a positive impact on our sales; however, our business is dependent upon the economy and we cannot accurately predict cyclical economic changes and their impact on consumer buying. The Company has significant customer concentration, with one customer representing approximately 67% of our revenue. A loss of this customer, or a major reduction in their business would cause a significant reduction in our liquidity.

We believe that revenue will continue to recover sufficiently to generate adequate income to meet our cash and liquidity requirements over the next twelve months. However, we cannot be certain about future events and may require additional financing, temporary or permanent, to continue operations. The Company is committed to reducing overhead costs and purchases through continuous monitoring and departmental budget constraints. Our initiative is to continue to utilize our Watts facility to reduce our raw materials costs and market the product created from the processes at this facility to third parties. Additional melt filtration and pelletizing equipment was added in 2011.

Cash Flows from Investing Activities

Cash used in investing activities in the first quarter of 2012 increased $0.6 million compared to the same period in 2011. This increase in cash used was due to increased capital expenditures to improve our extrusion operations in Springdale, Arkansas and additional capital expenditures at our Watts, Oklahoma plastic recycling facility.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.3 million in the first quarter of 2012 compared to $6.3 million in the first quarter of 2011. The $6.0 million change in cash from financing activities last year was primarily due to proceeds from H.I.G. notes as a result of the H.I.G. recapitalization, while the $0.3 million in the first quarter of 2012 was primarily due to funds provided by Oklahoma Department of Commerce as a recipient of American Recovery and Reinvestment Act (ARRA) benefits.

Working Capital

At March 31, 2012, we had a working capital deficit of $7.4 million compared to a working capital deficit of $9.9 million at December 31, 2011. The decrease in our deficit in 2012 was primarily due to increased sales and the reduction of the accrual for product returns that were associated with the BlueLinx inventory refresh required for the new Lowe’s ChoiceDek® Foundations™ introduction. Components of working capital that fluctuated significantly include accounts receivable, inventory, accounts payable, accrued product returns and current maturities of long term debt. As we continue to pay down the line of credit and reduce the class action lawsuit accrual, the working capital deficit will decline.

Buildings and Equipment

The changes in our property, plant and equipment for 2012 are primarily due to the Company’s implementation of a new accounting policy to write off costs of property, plant, and equipment whose cost basis is $50,000 or less that have been fully depreciated. This policy is being used to prevent the overstatement of plant, property, and equipment that occurs naturally when the cost of owning an asset is allocated over its useful life in a rational and systematic manner. Property additions and betterments include construction costs and property purchases. The depreciation of buildings and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Gains or losses on sales, or other dispositions of property, are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

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

Based on our last evaluation as of March 31, 2012, undiscounted estimated future cash flows substantially exceeded the carrying value of the asset group.

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of our assets to the undiscounted future net cash flows expected to be generated by the assets. The factors used to evaluate the future net cash flows, while reasonable, require a high degree of judgment and the results could vary if the actual results are materially different than the forecasts. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

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

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty was extended multiple times in 2010. The line of credit agreement was subsequently extended in 2011. In 2012, the Agreement was extended to a maturity date of February 15, 2013. The Company is currently working to restructure or replace the line, which had a balance of $6.0 million at March 31, 2012. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate that was reduced from 7.5% to 7.15% effective February 15, 2012. The full amount of the line is guaranteed as to payment by Marjorie S. Brooks, by Joe G. Brooks, the Company’s Chairman and Chief Executive Officer, and by Stephen W. Brooks, the Company’s Warehouse and Logistics Manager. Ms. Brooks' guaranty is collateralized by a subordinate lien on all of our assets subject to certain priority liens. Ms. Brooks receives a fee equal to 4% of the balance guaranteed as compensation for her guaranty.

Loan Extensions

Effective February 15, 2012, a $1.5 million mortgage loan from Liberty Bank was extended from April 15, 2012 to February 15, 2014. The interest rate was reduced from 7.0% to 6.5%.

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan is being made pursuant to the ARRA State Energy Program for the State of Oklahoma, and is funding the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan will commence on May 1, 2012.

ODOC, under award number 14215 SSEP09, had advanced $2.7 million to AERT throughout 2010 and 2011. As of March 31, 2012, a total of $2.6 million was spent on contract labor, contract materials, and equipment. In addition, as of March 31, 2012, matching funds of $9.2 million have been contributed (in-kind) to the project by AERT.

Debt Covenants

Our line of credit contains certain financial covenants:

Liberty Bank Line of Credit Debt Covenants	March 31, 2012	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	0.2	No, Waived
Current ratio of not less than 1.00 to 1.00	0.7	No, Waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	1.5%	Yes
Not more than 20% of accounts receivable in excess of 90 days past invoice date	2.6%	Yes

H.I.G Debt Covenants	March 31, 2012	Compliance
Leverage Ratio (5.5:1.00)	6.13	No, Waived
Fixed Charge Coverage Ratio (1.00:1.00)	1.4	Yes
Minimun EBITDA ($5.5 million)	$5.6 million	Yes

Effective February 15, 2012, the maturity date on the Liberty Bank line of credit was extended to February 15, 2013. The current ratio covenant was waived through February 15, 2013, as part of the Sixteenth Amended and Restated Promissory Note. The long-term debt service coverage ratio was waived by Liberty Bank for the first quarter of 2012.

The current ratio has been evaluated and the Company has determined that this covenant will not be met for future periods. The Company plans to obtain financing proposals from various lenders to refinance the asset based lending facility and to repay amounts due under the existing facility. It is expected that the new credit facility would have covenants that would be attainable by the Company. If the Company is unsuccessful with the above course of action, we will attempt to renegotiate the facility with the existing lender to agree on covenants which can be met. In the event that we are unsuccessful in negotiating terms, then the bank could either renew or exercise rights to call on the guarantor or demand payment.

On April 24, 2012, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived its right to deliver a Triggering Event Redemption Notice as a result of AERT failing to have a Leverage Ratio (as defined in that certain Credit Agreement, dated as of March 18, 2011, as amended by that certain First Amendment to Credit Agreement, dated as of May 12, 2011, and as further amended by that certain Second Amendment to Credit Agreement, dated as of October 20, 2011 (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement), by and among AERT, the lenders from time to time parties thereto and H.I.G. AERT, L.L.C of below 5.5 to 1.0 (as defined in the Credit Agreement) for the quarter ended March 31, 2012.

As of March 31, 2012, H.I.G. waived its rights to enforce the Company’s compliance to the leverage ratio covenant outlined in the Credit Agreement dated March 18, 2011.

H.I.G. Long Term Debt

On March 18, 2011, the Company consummated related recapitalization transactions (the Transactions) with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital LLC (H.I.G.) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity. Prior to the consummation of the Transactions, H.I.G. was the sole owner of four distinct obligations representing the Company’s debt: (i) $6,806,656 of principal plus accrued interest owed under that certain Promissory Note, dated July 1, 2009, issued by the Company in favor of H.I.G.; (ii) $13,281,084 of principal plus accrued interest owed under the Adair County Industrial Authority Solid Waste Recovery Facilities Revenue Bonds issued in 2007; (iii) $10,436,409 of principal plus accrued interest owed under the City of Springdale, Arkansas, Industrial Development Refunding Revenue Bonds issued in 2008; and (iv) $2,096,667 of principal plus accrued interest owed under the Secured Promissory Note (2010 Note) issued on December 20, 2010. Items (i)-(iv) above are collectively referred to herein as the “Prior Debt.”

  In connection with the consummation of the Transactions, the Company entered into a Securities Exchange Agreement with H.I.G. (the Exchange Agreement), and a Credit Agreement with H.I.G. (the Credit Agreement), each dated March 18, 2011. Pursuant to the Exchange Agreement and the Credit Agreement, in exchange for the Prior Debt and H.I.G. making approximately $6.9 million in additional new capital available to the Company, H.I.G. was issued (i) a Series A Term Note (Series A Note) in the aggregate principal amount of $10,000,000, (ii) a Series B Senior Term Note (Series B Note, and collectively with the Series A Note, the Notes) in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder), and (iii) 20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series E Preferred Stock). As a result, upon consummation of the Transactions (including the Series D Exchange Agreement described hereunder), H.I.G. holds $17,596,667 outstanding principal amount of senior secured debt of the Company and owns less than 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis. Pursuant to the Exchange Agreement, until such time as H.I.G. no longer owns at least 20% of the Company’s outstanding Common Stock on a fully diluted basis, H.I.G. has the right to purchase securities in any subsequent issuance or sale of securities by the Company in an amount equal to the greater of (i) H.I.G.’s ownership percentage as of the business day prior to its receipt of notice of the proposed issuance or sale by the Company or (ii) 51%.

Pursuant to the Credit Agreement, the Company issued to H.I.G. the Notes, which are secured by a grant of a security interest in all of the Company’s assets in accordance with the terms of a Security Agreement, Patent Security Agreement, Copyright Security Agreement and Trademark Security Agreement, each dated March 18, 2011. The Series A Note matures six years after the closing of the Transactions (the Closing) and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available for the first 24 months following the Closing, after which the Series A Note will bear cash interest at 8.0% per annum). H.I.G. and Liberty Bank of Arkansas (Liberty) concurrently entered into an Amended Intercreditor Agreement pursuant to which H.I.G. has priority vis-a-vis Liberty with respect to its lien on all assets of the Company other than inventory, accounts receivable, deposit accounts, and receipts, revenues, cash and income derived from such inventory and accounts receivable and certain real estate, and Liberty has priority vis-à-vis H.I.G. with respect to its lien on all inventory, accounts receivable, deposit accounts, and receipts, revenues, cash and income derived from such inventory and accounts receivable and certain real estate.

Upon the Closing, H.I.G. converted the $2.0 million principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note. An additional $5.5 million was funded and drawn under the Series B Note at Closing. On October 20, 2011, AERT and H.I.G. amended this Credit Agreement to provide the Company with an additional $5.0 million to be drawn, as needed. The company drew down $1.0 million on May 23, 2011, $2.0 million on October 21, 2011, and $1.0 million on November 18, 2011 to help fund operations. With the addition of PIK interest, $1.4 million can be borrowed. The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion. The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Joe G. Brooks, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2012. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2012, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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
(principal executive officer)

/s/ J. R. Brian Hanna
J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer

Date:  May 7, 2012

Index to Exhibits

Exhibit
Number	Description

10.1	Waiver of Default – H.I.G. Credit Agreement

10.2	Waiver of “Special Events Defaults” per Series E Convertible Preferred Stock Rights

10.3	Waiver of Covenants – Liberty Bank

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chairman and chief executive officer.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and accounting officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chairman and chief executive officer.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and accounting officer.