Form 10-Q
period 2012-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2012-08-10
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
YES:  [ x ]   NO: [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES:  [ x ]   NO: [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2012, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 88,165,632 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash	$1,083	$558
Restricted cash	454	-
Trade accounts receivable, net of allowance of $137 at December 31, 2011 and $50 at June 30, 2012	1,868	3,790
Inventories	11,120	9,859
Prepaid expenses	536	1,094
Total current assets	15,061	15,301

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	16,995	16,995
Machinery and equipment	42,623	43,520
Transportation equipment	215	202
Office equipment	2,168	2,131
Construction in progress	822	2,057
Total land, buildings and equipment	64,812	66,894
Less accumulated depreciation	32,700	35,400
Net land, buildings and equipment	32,112	31,494

Other assets:
Debt issuance costs, net of accumulated amortization of $97 at December 31, 2011 and $160 at June 30, 2012	654	591
Other assets	722	467
Total other assets	1,376	1,058
Total assets	$48,549	$47,853

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2011	2012
Liabilities and Stockholders' Deficit		(unaudited)
Current liabilities:
Accounts payable – trade	$4,847	$5,844
Accounts payable – related parties	646	477
Current maturities of long-term debt	1,680	286
Current maturities of capital lease obligations	183	78
Accruals related to expected settlement of class action lawsuit	3,059	2,232
Other accrued liabilities	3,720	4,561
Accrued product returns	4,726	151
Working capital line of credit	6,125	5,525
Notes payable	-	475
Total current liabilities	24,986	19,629

Long-term debt, less current maturities	25,454	28,236

Commitments and contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524.149 shares issued and outstanding at December 31, 2011 and June 30, 2012, including accrued unpaid dividends of $988 and $1,638 at December 31, 2011 and June 30, 2012, respectively	21,512	22,162

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 88,165,632 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	882	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	15	15
Additional paid-in capital	53,347	53,660
Accumulated deficit	(77,647)	(76,731)
Total stockholders' deficit	(23,403)	(22,174)
Total liabilities and stockholders' deficit	$48,549	$47,853

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net sales	$17,616	$23,561	$32,633	$45,322
Cost of goods sold	14,503	17,837	27,414	35,939
Gross margin	3,113	5,724	5,219	9,383

Selling and administrative costs	2,815	3,458	5,839	6,390
(Gain) loss from fixed asset disposition	74	-	74	(24)
Operating income (loss)	224	2,266	(694)	3,017

Other income and expenses:
Gain on recapitalization	284	-	3,029	-
Other income	198	25	204	30
Net interest expense	(706)	(755)	(1,598)	(1,481)
Income before dividends	-	1,536	941	1,566
Dividends on preferred stock	(308)	(327)	(488)	(650)
Net income (loss) applicable to common stock	$(308)	$1,209	$453	$916

Income (loss) per share of common stock (basic)	$(0.00)	$0.00	$0.00	$0.00
Income (loss) per share of common stock (diluted)	$(0.00)	$0.00	$0.00	$0.00

Weighted average common shares outstanding (basic)	89,429,437	89,631,162	72,854,899	89,631,162
Weighted average common shares outstanding (diluted)	89,429,437	382,212,283	231,971,861	380,038,409

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net income applicable to common stock	$453	$916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on recapitalization	(3,029)	-
Depreciation and amortization	2,809	2,815
Dividends on preferred stock	488	650
Accrued interest converted to long-term debt	457	1,054
Issuance of stock	105	-
Increase (decrease) in accounts receivable allowance	335	(87)
(Gain) loss from fixed asset disposition	74	(24)
Changes in other assets	(2,338)	370
Changes in current assets and current liabilities	(6,566)	(3,977)
Net cash provided by (used in) operating activities	(7,212)	1,717

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,224)	(2,132)
Proceeds from disposition of equipment	12	4
Net cash used in investing activities	(1,212)	(2,128)

Cash flows from financing activities:
Payments on line of credit	(600)	(600)
Payments on notes	(155)	(289)
Payments on capital lease obligations	(115)	(105)
Proceeds from issuance of notes	7,270	426
Change in restricted cash	1,624	881
Decrease in cash restricted for financing activities	(770)	(427)
Net cash provided by (used in) financing activities	7,254	(114)

Decrease in cash	(1,170)	(525)
Cash, beginning of period	1,655	1,083
Cash, end of period	$485	$558

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

Note 2: Description of the Company

Advanced Environmental Recycling Technologies, Inc., founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of recycled polyethylene plastic, which has been cleaned, processed, and reformulated and waste wood fiber, which has been cleaned, sized and reprocessed utilizing our patented and proprietary technologies. The Company’s products have been extensively tested, and are sold by leading national companies such as BlueLinx Corporation (BlueLinx), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible (“Green”) building alternative for decking, railing, and trim products.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. In April 2011, the Company started a new Green Age recycling, cleaning and reformulation facility at Watts, Oklahoma. The marketing and sale of recycled plastic and filler resins to third parties commenced in late 2011 and is expected to increase in 2012.

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

	2011	2012
	(unaudited)	(unaudited)
Receivables	$(1,323)	$(1,835)
Inventories	(1,610)	1,260
Prepaid expenses and other	103	-
Accounts payable – trade and related parties	(3,821)	1,160
Accrued liabilities	85	(4,562)
Changes in current assets and liabilities	$(6,566)	$(3,977)
Cash paid for interest	$363	$223

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	2011	2012
	(unaudited)	(unaudited)
Forgiven related party loan guaranty fees	731	313
Dividends on preferred stock transferred to equity	2,227	650
Accrued interest exchanged for equity/notes	2,237	-
Accrued interest converted to long-term debt	457	1,054
Notes payable exchanged for equity	20,042	-
Notes payable for financing insurance policies	227	673
Related party accounts payable exchanged for sale of fixed assets	-	20
Class A common stock issued in exchange for accrued liabilities	105	-

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates and returns, which were $1.7 million and $2.0 million for the six months ended June 30, 2011 and 2012, respectively.

Estimates of expected sales discounts are calculated by applying the appropriate sales discount rate to all unpaid invoices that are eligible for the discount. The Company’s sales prices are determinable given that its sales discount rates are fixed and given the predictability with which customers take sales discounts.

Accrued Product Returns

Estimates of costs to refresh inventory are based on the original sales price of the product returned per store, the current rate of transportation to AERT’s facility in Springdale, Arkansas, costs for labor and repackaging materials, and costs to dispose of damaged product. Costs are reduced by the per pound cost of any damaged product that can be re-used in the manufacturing process.

An inventory refresh entails replacing existing deck boards at Lowe’s stores with newly designed product that is expected to enhance future sales. This is accounted for as an adjustment to revenue in the period in which the refresh agreement was reached. The replacement deck boards were accounted for as a sale in accordance with our revenue recognition policy. Product returns commenced in December 2011 and will be completed in the third quarter of 2012. The associated costs are estimates.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	December 31, 2011	June 30, 2012
		(unaudited)
Parts and supplies	$743	$1,037
Raw materials	5,960	5,088
Work in process	2,164	1,304
Finished goods	2,253	2,430
	$11,120	$9,859

Accounts Receivable

Accounts receivable are carried at original invoice amounts less an estimated reserve for returns and discounts based on a review of historical rates of returns and expected discounts. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all overdue accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance account based on its assessment of the current status of the individual accounts. Balances, which remain outstanding after management uses reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Recoveries of trade receivables previously written off are recorded when received.

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

Note 5: Income Taxes

As of June 30, 2012, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2016 and 2030. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which will result in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 20 years. The impact of this limitation is approximately $30.0 million in NOL’s, which will expire before the Company can use them.

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

The Company is subject to routine audits by taxing jurisdictions and is currently under examination by the Internal Revenue Service for the year ended December 31, 2010.  The Company is no longer subject to income tax examinations by tax authorities for years before 2009, except in the State of Texas, for which the 2008 tax year is still subject to examination.

Note 6: Earnings Per Share

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

The following presents the two-class method for the three and six months ended June 30, 2011 and 2012

BASIC EARNINGS PER SHARE
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income before dividends	$-	$1,536	$941	$1,566
Preferred stock dividend	(308)	(327)	(488)	(650)
Net income (loss) applicable to common stock	(308)	1,209	453	916

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00	$0.00	$0.00
Preferred	$0.00	$0.00	$0.00	$0.00

Earned, unpaid dividends per share
Preferred ($0.001 per common equivalent share)	$15.04	$15.96	$23.79	$31.68

Undistributed earnings per share:
Common	$(0.00)	$0.00	$0.00	$0.00
Preferred	-	$45.10	$15.15	$34.12

Basic weighted average common shares:
Common weighted average number of shares	89,429,437	89,631,162	72,854,899	89,631,162
Participating preferred shares	275,665,318	292,581,121	159,116,962	290,407,247
Total weighted average number of shares	365,094,755	382,212,283	231,971,861	380,038,409

Reconciliation of the numerator (num) and denominator (den) of the basic Earnings per Share computation
(in thousands, except share data)

	Three Months Ended
	June 30, 2012
	Income	Shares	Per Share
	(num)	(den)	Amount

Basic EPS	$284	89,631,162	$0.00
Net income applicable to common stock
Effect of Dilutive Securities	925	292,581,121
Convertible preferred stock
Diluted EPS
Net income applicable to common stock plus assumed conversions	$1,209	382,212,283	$0.00

	Six Months Ended
	June 30, 2011			June 30, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(num)	(den)	Amount	(num)	(den)	Amount

Basic EPS	$142	72,854,899	$0.00	$216	89,631,162	$0.00
Net income applicable to common stock
Effect of Dilutive Securities	311	159,116,962		700	290,407,247
Convertible preferred stock
Diluted EPS
Net income applicable to common stock plus assumed conversions	$453	231,971,861	$0.00	$916	380,038,409	$0.00

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at June 30, 2011 and 2012. The following schedule presents antidilutive securities for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Options	525,000	350,000	525,000	350,000
Series E preferred stock	278,408,257	-	-	-

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included with future calculations of diluted EPS.

Note 7: Debt

 Revolving Line of Credit Agreement

On February 17, 2012, the Company’s line of credit agreement with Liberty Bank of Arkansas was modified pursuant to a Loan Modification Agreement (Revolving Line of Credit). This Agreement was entered into for the purpose of extending and modifying the loan to allow the Company additional time to procure and close additional financing that will be used to retire the indebtedness under the Loan. At June 30, 2012, the principal outstanding on the line of credit was $5.5 million, which is the maximum amount available to borrow. Unpaid principal that exceeds the borrowing base must be paid upon demand. Pursuant to the Agreement, Liberty Bank has waived any non-compliance to the current ratio covenant through December 31, 2012.

The modification to the Revolving Line of Credit Agreement lowered the interest rate to 7.15% per annum effective February 15, 2012 and extended the maturity date of the Agreement to February 15, 2013.

Mortgage, Security Agreement

On February 17, 2012, AERT entered into a Fifth Modification to (A) Mortgage, Security Agreement and Fixture Filing, and (B) Assignment of Leases and Rents (Mortgage, Security Agreement) with Liberty Bank of Arkansas. The purpose of modifying this Agreement was to effect an extension of the Mortgage loan for which the principal amount as of February 15, 2012 was $1.5 million. This Mortgage, Security Agreement evidences an extended and modified loan.

This amendment to the Mortgage, Security Agreement extends the maturity date to February 15, 2014. The interest rate was lowered to 6.5% per annum with payments of $16,000 per month commencing on March 15, 2012 and continuing until February 15, 2014. A balloon payment is due at loan maturity. The balance at June 30, 2012 was $1.5 million.

Note 8: Recapitalization

On March 18, 2011, the Company consummated related recapitalization transactions (the Transactions) with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital, LLC (H.I.G.) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity. (See Notes Payable – H.I.G. Long-Term Debt.)

Notes Payable

H.I.G. Long-Term Debt

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

Upon the Closing, H.I.G. converted the $2.0 million principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note. An additional $5.5 million was funded and drawn under the Series B Note at Closing. On October 20, 2011 AERT and H.I.G. amended this Credit Agreement to provide the Company with an additional $5.0 million to be drawn, as needed. The company drew down $1.0 million on May 23, 2011, $2.0 million on October 21, 2011, and $1.0 million on November 18, 2011 to help fund operations. With the addition of PIK interest, $1.1 million can be borrowed. The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion. The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note.

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

Guaranty Agreement

In connection with the execution of the Credit Agreement, Marjorie S. Brooks entered into a Second Amended and Restated Guaranty Agreement in favor of H.I.G., dated March 18, 2011 (the H.I.G. Guaranty), pursuant to which Ms. Brooks agreed to guarantee the Company’s obligations under the Credit Agreement up to a maximum guaranteed amount of $6.0 million (plus certain potential expenses), replacing a prior guaranty Ms. Brooks had agreed to with respect to certain of the Prior Debt. In consideration for Ms. Brooks entering into the H.I.G. Guaranty and continuing to perform her obligations under a January 16, 2006 Guaranty Agreement, as amended, in favor of Liberty Bank (the Liberty Guaranty), the Company entered into a Guaranty Fee Agreement with Ms. Brooks, dated March 18, 2011 and February 15, 2012 (the Guaranty Fee Agreement), pursuant to which the Company agreed to pay to Ms. Brooks, for as long as the Liberty Guaranty remains in effect, a guaranty fee equal to 4.0% per annum multiplied by the average daily balance of the Company’s obligations under its Loan Agreement with Liberty Bank, as amended, for the month in which the fee is calculated. Ms. Brooks agreed to accept a payment of $0.3 million on or before July 31, 2011 in full satisfaction of previously accrued and unpaid guaranty fees, subject to the terms and conditions set forth in the Guaranty Fee Agreement, which included a $6.0 million guaranty of AERT’s obligation under the Credit Agreement dated March 18, 2011 between AERT and H.I.G. AERT, LLC. In May 2012, AERT received a release from Ms. Brooks, in which she forgave AERT the $0.3 million in loan guarantee fees due. In return, Ms. Brooks was released from her obligation under the H.I.G. Guaranty. Previously accrued loan guaranty fees of $731,000 payable to Ms. Brooks were cancelled in connection with the restructuring transaction.

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

In order to satisfy its obligations under the Exchange Agreement with regard to the reservation of the Conversion Shares, the Company was contractually obligated to present for stockholder approval an amendment to the Company’s Certificate of Incorporation to authorize 400,000,000 additional shares of the Company’s Class A Common Stock which was subsequently voted on July 14, 2011 with stockholder approval. On March 18, 2011, the Company, H.I.G., all of the prior Series D Preferred Stockholders, certain management stockholders and certain other stockholders, entered into a Voting Agreement undertaking to vote in favor of such increase in authorized capital stock.

Management has the responsibility to determine the fair value of the Company’s Series E Cumulative Preferred stock issued in the recapitalization. The Series E stock was evaluated using a discounted cash flow analysis and comparable data of similar public trading companies and private transactions. Based on this analysis, management has assigned the stated (liquidation) value as the fair value estimate of the Series E cumulative preferred stock.

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

The initial conversion price of the Series E Preferred Stock is fixed and will remain the conversion price subject to the anti-dilution adjustments described below. The conversion price of the Series E Preferred Stock is subject to customary weighted-average anti-dilution adjustments, which will be made (subject to certain exceptions) in the event that AERT:

•	issues or sells common stock for consideration per share less than a price equal to the current market price in effect immediately prior to such issuance or sale;

•	pays dividends or other distributions on the common stock in shares of common stock;

•	subdivides, splits or combines the shares of common stock;

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

Note 9: Commitments and Contingencies

Class Action Lawsuits

The U.S. District Court, Western District of Washington (Seattle Division), approved a class action settlement in January 2009 related to a purported class action lawsuit seeking to recover on behalf of purchasers of ChoiceDek® composite decking for damages allegedly caused by mold and mildew stains on their decks. The settlement includes decking material purchased from January 1, 2004 through December 31, 2007, along with decking material purchased after December 31, 2007 that was manufactured before October 1, 2006, the date a mold inhibitor was introduced in the manufacturing process.

At June 30, 2012, AERT had a total remaining balance in accrued expenses of $2.2 million associated with the settlement of the class action lawsuit. In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the first quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. The claim resolution process will have an annual net cost limitation to AERT of $2.0 million until the claim resolution process is completed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2012

The following table sets forth selected information from our statements of operations (in thousands):
	Three Months Ended June 30,
	2011	2012	% Change
	(unaudited)	(unaudited)
Net sales	$17,616	$23,561	33.7%
Cost of goods sold	14,503	17,837	23.0%
% of net sales	82.3%	75.7%
Gross margin	3,113	5,724	83.9%
% of net sales	17.7%	24.3%

Loss from fixed asset disposition	74	-	*
Selling and administrative costs	2,815	3,458	22.8%
% of net sales	16.0%	14.7%
Operating income (loss)	224	2,266	*
% of net sales	1.3%	9.6%

Other income	198	25	*
Gain on recapitalization	284	-	*
Net interest expense	(706)	(755)	6.9%
Income before dividends	-	1,536	*
% of net sales	0.0%	6.5%
Dividends on preferred stock	(308)	(327)	6.2%
Net income (loss) applicable to common stock	$(308)	$1,209	*
% of net sales	-1.7%	5.1%
______________________________________
* Not meaningful as a percentage change

NetSales

Second quarter 2012 net sales were up $5.9 million or 33.7% from second quarter 2011 primarily due to an increase in ChoiceDek® sales. Sales were depressed in the second quarter of 2011 due to BlueLinx reducing their ChoiceDek® inventory levels. The MoistureShield® sales improved as a result of increased sales to our existing customers, additional BlueLinx MoistureShield® distribution facilities, and the addition of new customers in the second quarter of 2012.

Cost of Goods Sold and Gross Margin

Increased cost of goods sold in the second quarter of 2012 as compared to the second quarter of 2011 reflects increased sales. As a percentage of sales, cost of goods sold decreased by 6.6 percentage points, primarily as a result of plant efficiencies relating to higher production volumes.

Selling and Administrative Costs

Selling and administrative costs were up $0.6 million in the second quarter of 2012 compared to the second quarter of 2011. The increase is primarily due to incentive compensation accrual, additional commissions and advertising associated with increased sales and an increase in professional fees.

Earnings

Operating income improved by $2.0 million in the second quarter of 2012 from $0.2 million in the second quarter of 2011. This increase is due to higher sales volume and improved gross margin.

A gain on recapitalization of $0.3 million resulting from a reduction of accounts payable negotiated with certain vendors was recorded in the second quarter of 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2012

The following table sets forth selected information from our statements of operations (in thousands):

	Six Months Ended June 30,
	2011	2012	% Change
	(unaudited)	(unaudited)
Net sales	$32,633	$45,322	38.9%
Cost of goods sold	27,414	35,939	31.1%
% of net sales	84.0%	79.3%
Gross margin	5,219	9,383	79.8%
% of net sales	16.0%	20.7%

(Gain) loss from fixed asset disposition	74	(24)	*
Selling and administrative costs	5,839	6,390	9.4%
% of net sales	17.9%	14.1%
Operating income (loss)	(694)	3,017	*
% of net sales	(2.1%)	6.7%

Other income	204	30	(85.3%)
Gain on recapitalization	3,029	-	*
Net interest expense	(1,598)	(1,481)	(7.3%)
Income before dividends	941	1,566
% of net sales	2.9%	3.5%
Dividends on preferred stock	(488)	(650)	33.2%
Net income applicable to common stock	$453	$916	102.2%
% of net sales	1.4%	2.0%

______________________________________
* Not meaningful as a percentage change

NetSales

Net sales for the first six months of 2012 increased 38.9% from the first half of 2011 due primarily to an increase in ChoiceDek® sales. First half of 2011 ChoiceDek® sales were depressed due to BlueLinx reducing their ChoiceDek® inventory levels. MoistureShield® sales also improved due to increased sales to our existing customers, the addition of BlueLinx MoistureShield® distribution facilities, and the addition of new customers in the first six months of 2012.

Cost of Goods Sold and Gross Margin

Cost of goods sold was higher in the first six months of 2012 compared to the first six months of 2011 due to increased sales. As a percentage of sales, cost of goods sold decreased by 4.7 percentage points, reflecting manufacturing efficiencies associated with increased production.

Selling and Administrative Costs

Selling and administrative costs were up $0.6 million in the first six months of 2012 compared to the same period in 2011. This increase is primarily due to increased compensation incentive accrual, advertising and promotions, and commissions associated with higher sales. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, depreciation, travel, professional fees, and commissions.

Earnings

Operating income of $3.0 million was generated in the first six months of 2012 compared to an operating loss of $0.7 million the first six months of 2011. This was due primarily to a gross margin increase of $4.2 million as a result of higher sales volume and increased plant efficiencies.

During the first half of 2011 a gain of $3.0 million was recognized as a result of the H.I.G. recapitalization.

Net income was up $0.5 million in the first six months of 2012 as compared to the first six months of 2011 for the reason that the income impact of increased revenue more than offset the recapitalization gain.

Liquidity and Capital Resources

We continue to improve on liquidity by increasing plant efficiencies, decreasing our overhead costs, negotiating longer payment terms with vendors and increasing profitability within our product sector. Our Junction, Texas facility, which is currently unused, is available for sale.

On October 20, 2011, AERT and H.I.G. amended their Credit Agreement on the Series B Senior Term Note with H.I.G. With the addition of PIK interest, as of June 30, 2012, the Company had $1.1 million available to be drawn, as needed.

Cash Flows

Cash Flows from Operations

     Cash provided by operations in the first six months of 2012 was $1.7 million as compared to cash used in operations of $7.2 million in the first six months of 2011. This $8.9 million change is primarily due to payment of accounts payable, change in other assets due to the reduction of debt issuance costs and the gain on the H.I.G. recapitalization in the first six months of 2011 offset by the reduction of the accrued returns accrual associated with Lowe’s inventory refresh for the first six months of 2012.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. The Company participates in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. There are some indications that this industry will improve within the next 12 months and thus have a positive impact on our sales; however, our business is dependent upon the economy and we cannot accurately predict cyclical economic changes and their impact on consumer buying. The Company has significant customer concentration, with one customer representing approximately 66% of our revenue. A loss of this customer, or a major reduction in their business would cause a significant reduction in our liquidity.

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

Cash Flows from Investing Activities

Cash used in investing activities in the first six months of 2012 increased $0.9 million as compared to the same period in 2011. This increase in cash used resulted from additional capital expenditures at our Watts, Oklahoma plastic recycling facility and increased capital expenditures to improve our extrusion operations in Springdale, Arkansas.

Cash Flows from Financing Activities

Cash used in financing activities was $0.1 in the first six months of 2012 compared to cash provided by financing activities of $7.3 million in the first six months of 2011 that were primarily proceeds from the issuance of notes associated with the H.I.G. recapitalization.

Working Capital

At June 30, 2012, we had a working capital deficit of $4.3 million compared to a working capital deficit of $9.9 million at December 31, 2011. The decrease in our deficit in 2012 was primarily due to the impact of increased sales and the reduction of the accrual for product returns that were associated with the Lowe’s inventory refresh required for the new ChoiceDek® Foundations™ introduction. Components of working capital that fluctuated significantly include accounts receivable, inventory, accounts payable, accrued product returns and current maturities of long term debt.

Buildings and Equipment

The changes in our property, plant and equipment for 2012 are primarily due to increased capital expenditures at our Watts, Oklahoma plastic recycling facility and at our extrusion facilities in Springdale, Arkansas. The depreciation of buildings and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Gains or losses on sales, or other dispositions of property, are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

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

Based on our last evaluation as of June 30, 2012, undiscounted estimated future cash flows substantially exceeded the carrying value of the asset group.

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

Debt

In addition to the H.I.G. transaction on March 18, 2011, as discussed in Note 8, we continue to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Line of Credit

The maturity date of the Company’s line of credit agreement with Liberty was extended in 2011 and again in 2012 to a maturity date of February 15, 2013. The Company is currently working to restructure or replace the line, which had a balance of $5.5 million at June 30, 2012. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate that was reduced from 7.5% to 7.15% effective February 15, 2012. The full amount of the line is guaranteed as to payment by Marjorie S. Brooks, by Joe G. Brooks, the Company’s Chairman and Chief Executive Officer, and by Stephen W. Brooks, the Company’s Warehouse and Logistics Manager. Ms. Brooks' guaranty is collateralized by a subordinate lien on all of our assets subject to certain priority liens. Ms. Brooks receives a fee equal to 4% of the balance guaranteed as compensation for her guaranty.

Loan Extensions

Effective February 15, 2012, a $1.5 million mortgage loan from Liberty Bank was extended from April 15, 2012 to February 15, 2014. The interest rate was reduced from 7.0% to 6.5%.

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan is being made pursuant to the ARRA State Energy Program for the State of Oklahoma, and is funding the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan commenced on May 1, 2012. The full loan amount of $3.0 million was spent on contract labor, contract materials, and equipment. In addition, $9.2 million has been contributed (in-kind) to the project by AERT.

Debt Covenants

Our line of credit contains certain financial covenants:

Liberty Bank Line of Credit Debt Covenants	June 30, 2012	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	3.4	Yes
Current ratio of not less than 1.00 to 1.00	0.8	No, Waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	4%	Yes
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0%	Yes

H.I.G Debt Covenants	June 20, 2012	Compliance
Leverage Ratio (5.0:1.00)	4.5	Yes
Fixed Charge Coverage Ratio (1.00:1.00)	1.9	Yes
Minimun EBITDA ($6.0 million)	$7.7 million	Yes

Effective February 15, 2012, the maturity date on the Liberty Bank line of credit was extended to February 15, 2013. The current ratio covenant was waived through February 15, 2013, as part of the Sixteenth Amended and Restated Promissory Note.

The current ratio has been evaluated and the Company has determined that this covenant will not be met for future periods. The Company is actively pursuing financing proposals from various lenders to refinance the asset based lending facility and to repay amounts due under the existing facility. It is expected that the new credit facility would have covenants that would be attainable by the Company. If the Company is unsuccessful with the above course of action, we will attempt to renegotiate the facility with the existing lender to agree on covenants which can be met. In the event that we are unsuccessful in negotiating terms, then the bank could either renew or exercise rights to call on the guarantor or demand payment.

H.I.G. Long Term Debt

On March 18, 2011, the Company consummated related recapitalization transactions (the Transactions) with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital, LLC (H.I.G.) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity. (See Note 8 for further discussion.)

Uncertainties, Issues and Risks

            There are many factors that could adversely affect AERT’s business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand for our products, business or industry changes, government rules and regulations, environmental regulations and concerns, litigation, new products / product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, availability of raw material (plastic) at a reasonable price, management’s failure to execute effectively, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Joe G. Brooks, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2012. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2012, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: August 10, 2012

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