Form 10-Q
period 2012-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2012-11-15
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2012, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 88,165,632 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31, 2011	September 30, 2012
		(unaudited)
Assets
Current assets:
Cash	$1,083	$1,076
Restricted cash	454	-
Trade accounts receivable, net of allowance of $137 at December 31, 2011 and $29 at September 30, 2012	1,868	2,706
Inventories	11,120	9,699
Prepaid expenses	536	889
Total current assets	15,061	14,370

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	16,995	16,995
Machinery and equipment	42,838	44,225
Office equipment	2,168	2,131
Construction in progress	822	2,302
Total land, buildings and equipment	64,812	67,642
Less accumulated depreciation	32,700	36,801
Net land, buildings and equipment	32,112	30,841

Other assets:
Debt issuance costs, net of accumulated amortization of $97 at December 31, 2011 and $191 at September 30, 2012	654	635
Other assets	722	413
Total other assets	1,376	1,048
Total assets	$48,549	$46,259

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2011	September 30, 2012
		(unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$4,847	$4,974
Accounts payable – related parties	646	582
Current maturities of long-term debt	1,680	284
Current maturities of capital lease obligations	183	31
Accruals related to expected settlement of class action lawsuit	3,059	1,500
Other accrued liabilities	3,720	4,215
Accrued product returns	4,726	-
Working capital line of credit	6,125	4,875
Notes payable	-	257
Total current liabilities	24,986	16,718

Long-term obligations:
Long-term obligations, less current maturities	25,454	28,713
Capital lease obligations, less current maturities	-	33
Total long-term obligations	25,454	28,746

Commitments and contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524.149 shares issued and outstanding at December 31, 2011 and September 30, 2012, including accrued unpaid dividends of $988 and $1,970 at December 31, 2011 and September 30, 2012, respectively	21,512	22,494

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 88,165,632 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	882	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	15	15
Additional paid-in capital	53,347	53,660
Accumulated deficit	$(77,647)	$(76,256)
Total stockholders' deficit	(23,403)	(21,699)
Total liabilities and stockholders' deficit	48,549	46,259

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net sales	$17,831	$17,803	$50,464	$63,125
Cost of goods sold	14,812	14,193	42,226	50,131
Gross margin	3,019	3,610	8,238	12,994

Selling and administrative costs	2,771	2,069	8,609	8,459
(Gain) loss from fixed asset disposition	-	-	74	(24)
Operating income (loss)	248	1,541	(445)	4,559

Other income and expenses:
Gain on recapitalization	-	-	3,029	-
Other income (expense)	(178)	17	26	47
Net interest expense	(728)	(752)	(2,326)	(2,232)
Income (loss) before dividends	(658)	806	284	2,374
Dividends on preferred stock	(313)	(332)	(802)	(983)
Net income (loss) applicable to common stock	$(971)	$474	$(518)	$1,391

Income (loss) per share of common stock (basic and diluted)	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding (basic and diluted)	89,429,437	89,631,162	78,379,744	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(518)	$1,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on recapitalization	(3,029)	-
Depreciation and amortization	4,369	4,244
Dividends on preferred stock	802	983
Accrued interest converted to long-term debt	882	1,599
Issuance of stock	105	-
Increase (decrease) in accounts receivable allowance	162	(108)
(Gain) loss from fixed asset disposition	74	(24)
Changes in other assets	(2,052)	554
Changes in current assets and current liabilities	(7,046)	(4,704)
Net cash provided by (used in) operating activities	(6,251)	3,935

Cash flows from investing activities:
Purchases of buildings and equipment	(1,680)	(2,835)
Proceeds from disposition of equipment	12	4
Net cash used in investing activities	(1,668)	(2,831)

Cash flows from financing activities:
Payments on line of credit	(1,250)	(1,250)
Payments on notes	(277)	(578)
Payments on capital lease obligations	(166)	(164)
Proceeds from issuance of notes	8,023	426
Change in restricted cash	1,968	881
Decrease in cash restricted for financing activities	(1,333)	(426)
Net cash provided by (used in) financing activities	6,965	(1,111)

Decrease in cash	(954)	(7)
Cash, beginning of period	1,655	1,083
Cash, end of period	$701	$1,076

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
Note 1: Unaudited Information

Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements that are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results. With the exception of the adjustments to report the recapitalization transactions described in Note 8, all adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

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

	2011	2012
	(unaudited)	(unaudited)
Receivables	$956	$(730)
Inventories	(2,926)	1,421
Prepaid expenses and other	30	-
Accounts payable – trade and related parties	(4,160)	396
Accrued liabilities	(946)	(5,791)
Changes in current assets and liabilities	$(7,046)	$(4,704)
Cash paid for interest	$686	$209

	2011	2012
	(unaudited)	(unaudited)
Forgiven related party loan guaranty fees	731	313
Dividends on preferred stock transferred to equity	2,540	983
Accrued interest exchanged for equity/notes	2,237	-
Accrued interest converted to long-term debt	882	2,025
Notes payable exchanged for equity	32,620	-
Notes payable for financing insurance policies	227	673
Related party accounts payable exchanged for sale of fixed assets	-	20
Class A common stock issued in exchange for accrued liabilities	105	-
Note payable for equipment	-	45

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates and returns, which were $2.6 million for the nine months ended September 30, 2011 and 2012.

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

An inventory refresh entails replacing existing deck boards at Lowe’s stores with newly designed product that is expected to enhance future sales. This is accounted for as an adjustment to revenue in the period in which the refresh agreement was reached. The replacement deck boards were accounted for as a sale in accordance with our revenue recognition policy. Product returns commenced in December 2011 and were completed in the third quarter of 2012.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	December 31, 2011	September 30, 2012
		(unaudited)
Parts and supplies	$743	$1,252
Raw materials	5,960	3,458
Work in process	2,164	1,877
Finished goods	2,253	3,112
	$11,120	$9,699

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

Note 5: Income Taxes

As of September 30, 2012, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2016 and 2030. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which will result in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 20 years. The impact of this limitation is approximately $30.0 million in NOL’s, which will expire before the Company can use them.

As there is insufficient evidence that the Company will be able to generate adequate future taxable income to enable it to realize its net operating loss carryforwards prior to expiration, the Company maintains a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities.

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

The Company is subject to routine audits by various taxing jurisdictions. The recent examination by the Internal Revenue Service of the Company’s 2010 federal tax return yielded changes that did not affect the tax that was reported on the return; therefore, the Service has accepted the return. The Company is no longer subject to income tax examinations by taxing authorities for years before 2009, except in the States of California and Texas, for which the 2008 tax year is still subject to examination.

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

The following presents the two-class method for the three and nine months ended September 30, 2011 and 2012.

BASIC EARNINGS PER SHARE
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) applicable to common stock	$(971)	$474	$(518)	$1,391
Preferred stock dividend	313	332	802	983
Income (loss) before dividends	(658)	806	284	2,374

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00	$0.00	$0.00
Preferred	$0.00	$0.00	$0.00	$0.00

Earned, unpaid dividends per share
Preferred	$15.26	$16.20	$39.05	$47.88

Undistributed earnings (loss) per share:
Common	$(0.01)	$0.00	$(0.01)	$0.00
Preferred	-	$17.75	-	$51.87

Total basic earnings (loss) per common and participating share:
Common	$(0.01)	$0.00	$(0.01)	$0.00
Preferred	$15.26	$33.95	$39.05	$99.75

Basic weighted average common shares:
Common weighted average number of shares	89,429,437	89,631,162	78,379,744	89,631,162
Participating preferred shares - if converted	279,785,167	296,986,254	199,206,222	292,613,286
Total weighted average number of common shares	369,214,604	386,617,416	277,585,966	382,244,448

Total weighted average number of preferred shares	20,524	20,524	20,524	20,524

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at September 30, 2011 and 2012. The following schedule presents antidilutive securities for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Options	525,000	350,000	525,000	350,000
Series E preferred stock	282,584,381	299,924,762	282,584,381	299,924,762

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included with future calculations of diluted EPS.

Note 7: Debt

 Revolving Line of Credit Agreement

On February 17, 2012, the Company’s line of credit agreement with Liberty Bank of Arkansas was modified pursuant to a Loan Modification Agreement (Revolving Line of Credit). This Agreement was entered into for the purpose of extending and modifying the loan to allow the Company additional time to procure and close additional financing that will be used to retire the indebtedness under the Loan. At September 30, 2012, the principal outstanding on the Revolving Line of Credit was $4.9 million, which is the maximum amount available to borrow. Unpaid principal that exceeds the borrowing base must be paid upon demand. Pursuant to the Agreement, Liberty Bank has waived any non-compliance to the current ratio covenant through December 31, 2012.

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

This amendment to the Mortgage, Security Agreement extends the maturity date to February 15, 2014. The interest rate was lowered to 6.5% per annum with payments of $16,000 per month commencing on March 15, 2012 and continuing until February 15, 2014. A balloon payment is due at loan maturity. The balance at September 30, 2012 was $1.5 million.

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

In connection with the consummation of the Transactions, the Company entered into a Securities Exchange Agreement with H.I.G. (the Exchange Agreement), and a Credit Agreement with H.I.G. (the Credit Agreement), each dated March 18, 2011. Pursuant to the Exchange Agreement and the Credit Agreement, in exchange for the Prior Debt and H.I.G. making approximately $6.9 million in additional new capital available to the Company, H.I.G. was issued (i) a Series A Term Note (Series A Note) in the aggregate principal amount of $10,000,000, (ii) a Series B Senior Term Note (Series B Note, and collectively with the Series A Note, the Notes) in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder), and (iii) 20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series E Preferred Stock). As a result, upon consummation of the Transactions (including the Series D Exchange Agreement described hereunder), H.I.G. holds $17,596,667 outstanding principal amount of senior secured debt of the Company and owns less than 80% of the outstanding common equity securities of the Company on a fully diluted, as-converted basis. Pursuant to the Exchange Agreement, until such time as H.I.G. no longer owns at least 20% of the Company’s outstanding Common Stock on a fully diluted basis, H.I.G. has the right to purchase securities in any subsequent issuance or sale of securities by the Company in an amount equal to the greater of (i) H.I.G.’s ownership percentage as of the business day prior to its receipt of notice of the proposed issuance or sale by the Company or (ii) 51%.

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

Upon the Closing, H.I.G. converted the $2.0 million principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note. An additional $5.5 million was funded and drawn under the Series B Note at Closing. On October 20, 2011 AERT and H.I.G. amended this Credit Agreement to provide the Company with an additional $5.0 million to be drawn, as needed. The company drew down $1.0 million on May 23, 2011, $2.0 million on October 21, 2011, and $1.0 million on November 18, 2011 to help fund operations. With the addition of paid in kind (PIK) interest, $0.7 million can be borrowed. The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion. The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note.

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

Series E Cumulative Convertible Preferred Stock

Pursuant to the Exchange Agreement, the Company issued 20,524.149 shares of newly authorized Series E Preferred Stock to H.I.G. at the Closing. The Series E Preferred Stock was authorized by the filing of a Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company filed on March 17, 2011 with the Delaware Secretary of State (the Series E Designation). Pursuant to the Series E Designation, holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock plus 6% per annum of the amount of all previously accrued but unpaid dividends when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Shares of the Series E Preferred Stock and all accrued dividends thereon are convertible at any time at the holder’s election into shares of the Company’s Class A Common Stock (the Conversion Shares) at a conversion price of $0.075 per share, subject to customary anti-dilution adjustments. The Series E Preferred Stock ranks senior to all other equity securities of the Company. Holders of the Series E Preferred Stock have the right to vote their ownership interests in the Series E Preferred Stock on an as-converted basis. In addition, holders of the Series E Preferred Stock also have the right to elect four of the Company’s seven directors for as long as there remain outstanding shares of Series E Preferred Stock representing at least 20% of the outstanding shares of Common Stock on an as-converted basis. If the outstanding shares of Series E Preferred Stock at any time represent less than 20% of the outstanding shares of Common Stock on an as-converted basis, the holders of the Series E Preferred Stock will have the right to elect one of the Company’s seven directors. The Series E Designation contains customary protective voting provisions and other rights customarily granted to holders of preferred equity securities.

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

Advanced Environmental Recycling Technologies, Inc. v. Ross Systems, Inc.

The Company and Ross Systems, Inc. settled the cause of action that was brought by the Company against Ross Systems, Inc. The parties agreed to keep the terms of the settlement confidential and the Company continues to use Ross software with maintenance from Ross Systems, Inc. The net settlement recovery was offset against manufacturing and administrative costs previously incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2012

The following table sets forth selected information from our statements of operations (in thousands):

	2011	2012	% Change
	(unaudited)	(unaudited)
Net sales	$17,831	$17,803	(0.2%)
Cost of goods sold	14,812	14,193	(4.2%)
% of net sales	83.1%	79.7%
Gross margin	3,019	3,610	19.6%
% of net sales	16.9%	20.3%

Selling and administrative costs	2,771	2,069	(25.3%)
% of net sales	15.5%	11.6%
Operating income	248	1,541	*
% of net sales	1.4%	8.7%

Net other income (expense)	(178)	17	*
Net interest expense	(728)	(752)	3.3%
Income (loss) before dividends	(658)	806	*
% of net sales	-3.7%	4.5%
Dividends on preferred stock	(313)	(332)	6.1%
Net income (loss) applicable to common stock	$(971)	$474	*
% of net sales	(5.4%)	2.7%

______________________________________
* Not meaningful as a percentage change

NetSales

Third quarter 2012 net sales, at $17.8 million, were unchanged from third quarter 2011.

Cost of Goods Sold, Gross Margin and Selling and Administrative Costs

Cost of goods sold fell by 4.2% on similar volume for the third quarter year-over-year reflecting, in part, management’s continued efforts to reduce manufacturing overhead costs. Selling and administrative costs were down $0.7 million in the third quarter of 2012 compared to the third quarter of 2011, which is in part attributed to the Company’s continued focus on cost-containment. In addition, the net settlement recovery from Ross Systems, Inc. was offset against manufacturing and administrative costs previously incurred.

Earnings

Operating income improved by $1.3 million in the third quarter of 2012 from the third quarter of 2011 reflecting reduced manufacturing overhead as well as selling and administrative expenses.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2012

The following table sets forth selected information from our statements of operations (in thousands):

	2011	2012	% Change
	(unaudited)	(unaudited)
Net sales	$50,464	$63,125	25.1%
Cost of goods sold	42,226	50,131	18.7%
% of net sales	83.7%	79.4%
Gross margin	8,238	12,994	57.7%
% of net sales	16.3%	20.6%

Selling and administrative costs	8,609	8,459	(1.7%)
% of net sales	17.1%	13.4%
(Gain) loss from fixed asset disposition	74	(24)	*
Operating income (loss)	(445)	4,559	*
% of net sales	(0.9%)	7.2%

Gain on recapitalization	3,029	-	*
Other income	26	47	80.8%
Net interest expense	(2,326)	(2,232)	(4.0%)
Income before dividends	284	2,374
% of net sales	0.6%	3.8%
Dividends on preferred stock	(802)	(983)	22.6%
Net income (loss) applicable to common stock	$(518)	$1,391	*
% of net sales	-1.0%	2.2%
______________________________________
* Not meaningful as a percentage change

NetSales

Net sales for the first nine months of 2012 increased 25.1% from the first nine months of 2011 due primarily to an increase in ChoiceDek® sales. The first nine months of 2011 ChoiceDek® sales were depressed due to BlueLinx reducing their ChoiceDek® inventory levels. MoistureShield® sales improved due to increased sales to our existing customers, the addition of BlueLinx MoistureShield® distribution facilities, and the addition of new customers in the first nine months of 2012.

Cost of Goods Sold, Gross Margin and Selling and Administrative Costs

Cost of goods sold was higher in the first nine months of 2012 compared to the first nine months of 2011 due to increased sales. As a percentage of sales, cost of goods sold decreased by 4.3 percentage points, reflecting manufacturing efficiencies primarily associated with economies of scale resulting from increased production. Selling and administrative costs were down 1.7% in the first nine months of 2012 compared to the same period in 2011. This decrease is due in part to on-going efforts to reduce costs coupled with the net settlement recovery from Ross Systems, Inc. being offset against manufacturing and administrative costs representing a recovery of such costs incurred in prior periods.

Earnings

Net income for the first nine months of 2012 was $1.9 million higher than net loss for the same period in 2011. This increase reflects the $4.8 million improvement in gross margin resulting from the 25.1% sales volume growth over the prior year assisted by cost controls throughout the Company. The 2011 first nine month net loss included a $3.0 gain on recapitalization (See Note 8).

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

We continue to improve on liquidity by increasing plant efficiencies, decreasing our overhead costs, negotiating longer payment terms with vendors and increasing profitability within our product sector. Our Junction, Texas facility, which is currently unused, has a net book value of $0.1 million and is available for sale.

On October 20, 2011, AERT and H.I.G. amended their Credit Agreement on the Series B Senior Term Note with H.I.G. With the addition of PIK interest, as of September 30, 2012, the Company had $0.7 million available to be drawn, as needed.

Cash Flows

Cash Flows from Operations

Cash provided by operations in the first nine months of 2012 was $3.9 as compared to cash used in operations of $6.3 million in the first nine months of 2011. This $10.2 million change is primarily due to payment of accounts payable during the second and third quarters of 2011, a change in other assets due to the reduction of debt issuance costs and the gain on the H.I.G. recapitalization in the first quarter of 2011 offset by the reduction of the returns accrual associated with Lowe’s inventory refresh.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. The Company participates in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. There are some indications that this industry will improve within the next 12 months and thus have a positive impact on our sales; however, our business is dependent upon the economy and we cannot accurately predict cyclical economic changes and their impact on consumer buying. The Company has significant customer concentration, with one customer representing approximately 64% of our revenue. A loss of this customer, or a major reduction in their business would cause a significant reduction in our liquidity.

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

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of 2012 increased $1.2 million as compared to the same period in 2011. This increase in cash used resulted from additional capital expenditures at our Watts, Oklahoma plastic recycling facility and increased capital expenditures to improve our extrusion operations in Springdale, Arkansas.

Cash Flows from Financing Activities

Cash used in financing activities was $1.1 in the first nine months of 2012 compared to cash provided by financing activities of $7.0 million in the first nine months of 2011 that were primarily proceeds from the issuance of notes associated with the H.I.G. recapitalization.

Working Capital

At September 30, 2012, we had a working capital deficit of $2.3 million compared to a working capital deficit of $9.9 million at December 31, 2011. The decrease in our deficit in 2012 was primarily due to the impact of increased sales and the reduction of the accrual for product returns that were associated with the Lowe’s inventory refresh required for the new ChoiceDek® Foundations™ introduction. Components of working capital that fluctuated significantly include accounts receivable, inventory, accruals related to class action, accrued product returns and current maturities of long term debt.

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

For purposes of testing impairment, we group our long-lived assets at the same level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our assets. We assess the impairment of long-lived assets, primarily consisting of property, plant, and equipment related to the extrusion and rendering of plastic materials, whenever events or circumstances indicate that the carrying value may not be recoverable. The Company believes the assets which most significantly drive the cash-flow-generating capacity at our facilities are the assets resulting in property, plant and equipment. As stated in Note 2 of our 10-K, buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 3 to 5 years, office equipment — 3 to 6 years, and machinery and equipment — 3 to 10 years. We assess the impairment of long-lived assets, consisting of property, plant, and equipment, whenever events or circumstances indicate that the carrying value may not be recoverable.

Examples of such events or circumstances include:
•	an asset group's inability to continue to generate income from operations and positive cash flow in future periods;
•	loss of legal ownership or title to an asset;
•	significant changes in our strategic business objectives and utilization of the asset(s); and
•	the impact of significant negative industry or economic trends.

Based on our last evaluation as of September 30, 2012, undiscounted estimated future cash flows substantially exceeded the carrying value of the asset group.

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

Line of Credit

The maturity date of the Company’s Revolving Line of Credit agreement with Liberty was extended in 2011 and again in 2012 to a maturity date of February 15, 2013. The Company is currently working to restructure or replace the line, which had a balance of $4.9 million at September 30, 2012. The line is secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bears an interest rate that was reduced from 7.5% to 7.15% effective February 15, 2012. The full amount of the line is guaranteed as to payment by Marjorie S. Brooks, by Joe G. Brooks, the Company’s Chairman and Chief Executive Officer, and by Stephen W. Brooks. Ms. Brooks' guaranty is collateralized by a subordinate lien on all of our assets subject to certain priority liens. Ms. Brooks receives a fee equal to 4% of the balance guaranteed as compensation for her guaranty.

Loan Extensions

Effective February 15, 2012, a $1.5 million mortgage loan from Liberty Bank was extended from April 15, 2012 to February 15, 2014. The interest rate was reduced from 7.0% to 6.5%.

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan is being made pursuant to the ARRA State Energy Program for the State of Oklahoma, and is funding the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan commenced on May 1, 2012. The full loan amount of $3.0 million was spent on contract labor, contract materials, and equipment. In addition, $9.2 million has been contributed (in-kind) to the project by AERT. This phase of the improvements at our Watts, Oklahoma facility is now complete.

Debt Covenants

Our line of credit contains certain financial covenants:

Liberty Bank Line of Credit Debt Covenants	September 30, 2012	Compliance
Long-term debt service coverage ratio for last four quarters of at least 2.00 to 1.00	5.5	Yes
Current ratio of not less than 1.00 to 1.00	0.8	No, Waived
Not more than 10% of accounts payable in excess of 75 days past invoice date	13.1%	No
Not more than 20% of accounts receivable in excess of 90 days past invoice date	0%	Yes

Our debt covenants per the Company’s agreement with H.I.G. are as follows:

H.I.G Debt Covenants	September 30, 2012	Compliance
Leverage ratio (4.5:1.00)	3.7	Yes
Fixed charge coverage ratio (1.00:1.00)	2.1	Yes
Minimun EBITDA ($6.5 million)	$9.3 million	Yes

H.I.G. Long-Term Debt

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

Forward-Looking Information

An investment in our securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors, among others, and seek professional advice. In addition, this Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which are often identified by words such as “believes,” “anticipates,” “expects,” “estimates,” “should,” “may,” “will,” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Prospective purchasers of our securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

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

Item 4. Controls and Procedures

Our Chief Executive Officer, Joe G. Brooks, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2012. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2012, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:  November 15, 2012

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