Form 10-K
period 2012-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2013-03-15
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing stock price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,970,219 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

Number of shares of common stock outstanding at March 15, 2013: Class A — 88,165,632; Class B — 1,465,530

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2013 annual meeting scheduled to be held in June 19, 2013, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

Part I

Item 1. Business.

Summary

Advanced Environmental Recycling Technologies, Inc. (AERT or the Company), founded in 1988, develops and commercializes technologies to recycle waste polyethylene plastics and develops, manufactures, and markets value-added, green building compounds. Our primary products are composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of recycled polyethylene plastic, which has been cleaned, processed, and reformulated and waste wood fiber, which has been cleaned, sized and reprocessed utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading national companies such as the BlueLinx Corporation (BlueLinx), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible (“Green”) building alternative for decking, railing, and trim products.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. In April 2011, the Company started a new green-age recycling, cleaning and reformulation facility at Watts, Oklahoma. The marketing and sale of recycled plastic and filler resins to third parties commenced in late 2011.

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

The wood fiber content of our products gives them many properties similar to all-wood products, but we believe that the plastic content renders our products superior to both all-wood or all-plastic alternatives because:

•	Unlike wood, our products do not require preservatives or treatment with toxic chemicals or annual sealing or staining.

•	Our products are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

•	Our products are engineered for superior moisture-resistance and will not swell or expand like wood.

•	Our products are designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste.

•	Our products are less subject to rotting, cracking, warping, splintering, insect infestation and water absorption than conventional wood materials.

•	Our products are aesthetically enhanced to provide a wood-like or grained surface appearance.

•	Our products are combined with coloring agents and/or other additives to provide various colors and aesthetics.

Our latest generation of products offers colors to more closely resemble the natural look of wood. We also commenced adding a mildew-cide in our products in 2006 to inhibit the growth of mold.

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

Innovation

We are committed to becoming the leader in green building products from recycled plastic materials. In addition, we believe plastic recycling technologies could lead to new opportunities in the future. Our Watts, Oklahoma facility, which is designed to recover, utilize, and convert lower grades of waste plastics into usable feed stocks, is an example of our efforts to continually improve our recycling technology. By utilizing technology, we are upgrading the quality and aesthetics of our products made primarily from recycled raw materials to levels comparable to virgin resin based products.

Green Building Products

We have been recycling plastic and manufacturing green building products since our inception in 1988, and we intend to continue building our brands and differentiating AERT as a green building products company. Listed below are the major categories of products we manufacture and markets we supply.

ChoiceDek® Decking. We currently sell our ChoiceDek® branded decking products in the home improvement warehouse (HIW) market through BlueLinx to Lowe’s. We derived most of our revenue (62%) from BlueLinx (our distributor for ChoiceDek® products) in 2012.   This market segment primarily focuses on the do-it-yourself (DIY) market in which homeowners buy, build, and install their own decks. The DIY market is also serviced by The Home Depot, as well as several smaller regional chains. Our decking products are not currently carried in The Home Depot, and the ChoiceDek® brand is sold exclusively to Lowe’s.  ChoiceDek® is promoted through in-store displays and an ongoing print and marketing campaign targeting the residential decking market. We maintain a nationwide sales and customer service group. Lowe’s also conducts national print and television ads for the products it carries. In 2012, ChoiceDek® introduced its new line, ChoiceDek® Foundations™. This newly engineered product provides better fade performance than our previous product and features a smaller profile, making it more lightweight and easier to handle.

MoistureShield® Decking. Our MoistureShield® brand line of decking products is currently sold to select primary distributors, who re-sell it to lumber dealers and contractor yards for sale to local deck builders and home builders. Our international distributor accounted for 14% of our sales in 2012. Most of our MoistureShield® customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers from competing products to our brands. The MoistureShield® decking line allows us to diversify our customer base.

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

Intellectual Property and Proprietary Technology

Our products are built for hostile external environmental conditions. Our recycling processes focus on intensive cleaning and reformulating of our raw materials prior to extrusion. Our extrusion process is unique and focuses on total encapsulation of the wood fibers. Our composite manufacturing process and our development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets that we consider to be proprietary. We have also developed certain methods, processes, and equipment designs for which we have sought additional patent protection. We have three new patents that were issued in 2012.  Our patents expire between 2013 and 2028.

Our patents cover plastic recycling processes, methods, and apparatus or specially designed equipment as well as the composite product that we manufacture. The composite product patent was issued in 1998 and expires in 2015. This patent covers the unique properties, formulation and processing parameters of our encapsulated wood/polyethylene plastic composite building material.  We have also received patents with regard to our mixed recycled plastic resin identification and reformulation technologies.

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

Raw Materials

Wood Fiber. The wood fiber we use is primarily waste byproduct generated by hardwood furniture, cabinet, and flooring manufacturers. However, we see competition for scrap wood fiber for use as a fuel to replace other fuels for both residential and industrial applications.

Recycled Plastics. We use primarily post-consumer waste polyethylene. The largest portion of the plastic materials we use is mixed with paper and other non-plastic materials, which lessen its value to other plastic recyclers. By principally sourcing these contaminated waste plastics prior to processing; we produce a usable but lower-cost feedstock for our composite extrusion lines. We believe our investments in recycling technology and infrastructure will create a significant raw material cost advantage compared to several of our virgin resin-based competitors while offering a more competitive green building product.

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

Industry Standards

Building codes exist to provide for safe and effective structures and consistency of structures and construction practices. Our decking and railing products comply with the International Building Code and the International Residential Code as well as the 1997 Uniform Building Code™ (UBC) and the BOCA® National Building Code/1999 (BNBC). The International Code Council – Evaluation Service (ICC-ES) publishes evaluation reports for building products. These reports tell the consumer, commercial or residential, that the products listed in the report comply with code when they are used in the prescribed application and installed according to the manufacturer’s installation instructions. In 2009, we converted from the legacy evaluation report, NER-596, to ESR-2388 from ICC-ES. In Canada, compliance of our products to code is documented in evaluation report CCMC 13191-R from the Canadian Construction Materials Center. We utilize an independent third-party to ensure continuing compliance of our products to code.

The Company has also received from ICC-ES a Verification of Attributes Report (VAR-1015) that verifies the content of recycled materials in our decking, railing and OEM products.

Employees

Due to the seasonality of our business and timing of orders received from our largest customer, the numbers of permanent employees is adjusted throughout the course of the year.  At December 31, 2011 and 2012 we had 427 and 371 employees, respectively, reflecting, in part, process efficiencies identified and implemented during 2012.

Available Information

We post on our website (www.aert.com) our periodic reports filed with the SEC on Forms 10-K, 10-Q, and 8-K and amendments to these reports filed pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC.

Item 2. Properties.

We currently manufacture all of our composite products at extrusion facilities in Springdale, Arkansas where we also lease our corporate office space.

We suspended extrusion operations at our Junction, Texas facility in October 2007. In 2012, we transferred all of the remaining extrusion and other equipment from the Texas facility to our Arkansas and Oklahoma facilities for additional surge capacity and new product development work. The land and buildings located at Junction are being offered for sale.

We operate a facility in Lowell, Arkansas that is used for plastic recycling, blending, and storage. Additionally, we lease warehouses and land in Lowell for inventory storage.

In December 2007, we entered into a related party lease for the use of 60 acres in Watts, Oklahoma where we constructed an additional plastics recycling facility that commenced operations in February 2010.

We lease a warehouse in Westville, Oklahoma for inventory storage.

Item 3. Legal Proceedings. – See Note 11: Commitments and Contingencies

Item 4. Mine Safety Disclosure. – Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s stock is currently listed with the OTC Bulletin Board and trades under the symbol of AERT.   As of December 31, 2012, there were approximately 1,414 holders of record of our Class A common stock and 5 holders of record of our Class B common stock. The closing price of our common stock was $0.09 on December 30, 2012. We have not previously paid cash dividends on our common stock and there are currently restrictions under various debt obligations and our Series E preferred stock designation that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly sales prices of our Class A common stock for the years ended December 31, 2011 and 2012.

Sales Price Range of Class A Common Stock
Fiscal 2011	High	Low
First Quarter	0.24	0.16
Second Quarter	0.25	0.10
Third Quarter	0.18	0.10
Fourth Quarter	0.17	0.06

Fiscal 2012
First Quarter	0.09	0.07
Second Quarter	0.10	0.06
Third Quarter	0.15	0.05
Fourth Quarter	0.12	0.08

No repurchases of common stock took place during 2011 or 2012.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, regarding shares outstanding and available for issuance under the Company’s equity compensation plans.  With the H.I.G. recapitalization in 2011 (See Note 5), the remaining 1,540,673 shares that were authorized to be issued were withdrawn from the 1997 plan.  No awards were made in 2012 pursuant to the Company’s 2012 Stock Incentive Plan, which was approved by security holders at the Company’s annual shareholders’ meeting on June 27, 2012.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted average	compensation plans
	upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan Category	warrants and rights	warrants and rights	column of this table)*
1997 Equity compensation plans approved by security holders	350,000	$1.17	-
2012 Equity compensation plans approved by security holders	-	N/A	40,000,000
Equity compensation plans not approved by security holders	-	N/A	-
Total	350,000	$1.17	40,000,000

____________________
* The amount in this column represents the sum of restricted stock units available for grant or available to be issued.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2012 Summary

Results of Operations
Two Year Comparison (in thousands)

	2011	2012	% Change
Net sales	$59,259	$74,611	25.9%
Cost of goods sold	55,331	61,328	10.8%
% of net sales	93.4%	82.2%
Gross margin	3,928	13,283	238.2%
% of net sales	6.6%	17.8%

Gain (loss) from asset disposition	(195)	38	(119.5%)
Selling and administrative costs	10,733	11,070	3.1%
% of net sales	18.1%	14.8%
Operating income (loss)	(7,000)	2,251	(132.2%)
% of net sales	(11.8%)	3.0%

Other Income:
Other Income	40	52	30%
Gain on Recapitalization	3,029	-	*
Other expenses:
Net interest expense	(2,996)	(2,972)	(0.8%)
Loss before dividends	(6,927)	(669)	90.3%
% of net sales	(11.7%)	(0.9%)
Dividends on preferred stock	(1,119)	(1,320)	18.0%
Net loss applicable to common stock	$(8,046)	$(1,989)	75.3%
% of net sales	(13.6%)	(2.7%)
____________

* Not meaningful as a percentage change

Sales

Net sales for the year ended December 31, 2012 were up 25.9% from the year ended December 31, 2011 due primarily to increased MoistureShield® sales, attributed to the increase in international sales and the additions of new MoistureShield® customers.  ChoiceDek® sales also increased in 2012 over 2011.  In 2011, sales were reduced by a $4.6 million inventory refresh that entailed the replacement of ChoiceDek® product at Lowe’s stores with a newly designed ChoiceDek® Foundations™ product.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased by 10.8% for the year ended December 31, 2012 compared to 2011.  As a percentage of sales, 2012 cost of goods sold decreased 11.2 percentage points from 2011.  Gross margin increased reflecting increased manufacturing efficiencies primarily associated with economies of scale relating to increased production.

Selling and Administrative Costs

Selling and administrative costs were up 3.1% in 2012 compared to 2011. The increase is primarily due to an increase in advertising, promotions, and commissions related to increased sales.  As a percentage of sales, selling and administrative costs were down 3.3% from 2011.    The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, travel, professional fees, and commissions.

Asset Impairment, Disposition and Other Expenses

During 2012, AERT disposed of fully depreciated assets, which were no longer of service to the Company.  These assets were once located in the Company’s Junction, Texas facility.

Infrequent charges recorded during 2011 include the following:

•	Gain on restructure due to H.I.G. recapitalization of $3.0 million
•	Accrual for returns of product from Lowe’s relating to an inventory refresh of $4.6 million
•	Equity compensation expense of $0.5 million relating to shares becoming fully vested as a result of change of control.

Net Income (Loss)

AERT generated operating income of $2.3 million for 2012 versus an operating loss of $7.0 million for 2011.  After the gain on recapitalization in 2011 and  the deduction for interest and dividends, the Company had a net loss of $2.0 million, an improvement of $6.0 million in net income over the 2011 $8.0 million net loss.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

On November 15, 2012, AERT entered into a $15.0 million Loan and Security Agreement (the Agreement) with AloStar Bank of Commerce (AloStar), a state banking institution organized under the laws of the State of Alabama; $8 million as a Revolver Loan and $7.0 million as an asset-based loan (Term Loan).

Upon execution of the Agreement, AloStar advanced funds from the Term Loan in full payment of the Liberty Bank Revolving Line of Credit and the Mortgage, Security Agreement. The Revolver Loan will be used to cover operating expenses as needed. At December 31, 2012, $2.5 million was available for drawdown.

The Term Loan requires that AloStar hold first security interest to the majority of AERT’s plant, property, and equipment; as well as, real estate. Payments on the principal portion of the loan commenced on December 1, 2012 and will be made in 36 equal monthly installments of $0.08 million plus interest.  The final installment $4.1 million shall be due and payable on the commitment termination date.  Interest is calculated at 4.5% plus the greater of (a) 1.0% and (b) the LIBOR Rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in amounts approximately equal to the principal amount of the Loan for which such rate is being determined or, if such day is not a Business Day on the immediately preceding Business Day.  Interest accrued on the principal balance of the Term Loan shall be due and payable on the first day of each month, computed through the last day of the preceding month. Interest, expressed in simple interest terms as of December 31, 2012, is 5.5%.

The Revolver Loan is subject to a reserve of $1.0 million plus a maximum reserve of $1.0 million for class action claims. Interest is assessed at the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Loan for which such rate is being determined plus 4% as of December 31, 2012. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%.  The Revolver Loan is secured by 85% of accounts receivable after a reduction for amounts owed by international customers.  The Revolver Loan is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory.  The line of credit at AloStar had a balance of $2.3 million at December 31, 2012.

The Company continues to improve on liquidity by increasing plant efficiencies, decreasing our overhead costs, negotiating longer payment terms with vendors and increasing profitability within our product sector. Our Junction, Texas facility, which is currently unused, is available for sale.

On October 20, 2011, AERT and H.I.G. amended their Credit Agreement on the Series B Senior Term Note with H.I.G. With the addition of PIK interest, as of December, 2012, the Company had $0.4 million available to be drawn, as needed.

Cash Flows

Cash Flows from Operations

       Cash provided by operations in 2012 was $0.8 million compared to cash used in operations of $8.0 million in 2011.  The $8.0 million used in operations in 2011 was primarily due to the changes relating to the recapitalization (See Note 3) offset by increased accrued liabilities for the inventory refresh.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. While improvements in the Company’s sales improved, our business is still dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

The Company has significant customer concentration, with one customer representing approximately 62% of our revenue. A loss of this customer, or a major reduction in their business, would cause a significant reduction in our liquidity. We are currently working to increase our distribution network, which will reduce this customer’s concentration.

The change in current assets and current liabilities was primarily due to the reduction of $4.6 million accrued product returns at 2011 year end for the Lowe’s inventory refresh.  The process of refreshing the inventory at over 2,000 Lowe’s locations proved to be very successful and resulted in increased sales of the new ChoiceDek® Foundations™ product.

Cash Flows from Investing Activities

Cash used in investing activities in 2012 increased only slightly from 2011, by $0.7 million. This increase in cash used resulted from additional capital expenditures at our Watts, Oklahoma plastic recycling facility and increased capital expenditures to improve our extrusion operations in Springdale, Arkansas.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.5 million in 2012 compared to cash provided by financing activities of $9.8 million in 2011, which was primarily proceeds from the issuance of notes associated with the H.I.G. recapitalization.   In 2012, the proceeds from the Term Loan from AloStar were used to pay the outstanding loans with Liberty Bank.

Working Capital

At December 31, 2012, the Company had working capital of $0.2 million compared to a working capital deficit of $9.9 million at December 31, 2011. The increase in working capital for 2012 was primarily due to the completion of the inventory refresh in the Lowe’s stores, which reduced the $4.6 million accrual recorded in 2011; and, the new loan with AloStar that paid the Liberty line of credit and real estate loan. An increase in international sales and sales to new customers in new markets increased accounts receivable.   Components of working capital that fluctuated significantly include accounts receivable, inventory, accruals related to class action, accrued product returns and current maturities of long term debt.

Property, Plant and Equipment

The changes in our property, plant and equipment for 2012 are due primarily to fixed asset additions to our Watts, Oklahoma plastic recycling facility and at our extrusion facilities in Springdale, Arkansas.   The depreciation of buildings and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Gains or losses on sales, or other dispositions of property, are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

Arkansas Loan Program

On March 30, 2010, the Company entered into a grant agreement with the City of Springdale and the Arkansas Economic Development Commission (AEDC) in the amount of $170,000. Part of the grant funds have been used to pay for a new packaging line in the Springdale North plant. On June 4, 2010, the Company accepted an offer of additional grant funding in the amount of $150,000 that would be combined with and become a part of the initial grant provided by AEDC, bringing the total amount of that grant to $320,000. In 2011, $70,000 of the grant fund was used to purchase a hammermill for the Springdale South location. The remainder of the grant funding was used when we removed and relocated equipment from AERT’s plant at Junction, Texas to the Springdale South Plant. AERT expects to create 84 jobs in its operations in Arkansas as a result of the grant funding from AEDC.

Debt

In addition to the H.I.G. transaction on March 18, 2011, as discussed in Note 5, and the recent obligations pledged to AloStar on November 15, 2012, also discussed in Note 5, the Company continues to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Line of Credit

On November 15, 2012, the Revolving Line of Credit with the Liberty Bank was paid in full using funds provided by a new term loan (Term Loan) with AloStar Bank of Commerce (AloStar).  A new Revolver Loan (Revolver) was established with AloStar as well. The Revolver Loan with AloStar does not require a guarantee.

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan is being made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and is funding the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan commenced on May 1, 2012.  The balance on the loan at December 31, 2012 was $2.9 million.

ODOC, under award number 14215 SSEP09, advanced $3.0 million to AERT between 2010 and 2012. As of December 31, 2012, a total of $3.0 million was spent on contract labor, contract materials, and equipment. In addition, as of December 31, 2012, matching funds of $9.2 million have been contributed (in-kind) to the project by AERT.

Debt Covenants

Our debt covenants per the Company’s agreements with AloStar Bank of Commerce and H.I.G. are as follows:

	For the period of
	November 16, 2012
	through
	December 31, 2012		Compliance
	Actual	Required
AloStar Bank of Commerce Debt Covenants
Capital Expenditures	$0	<$0.5 million	Yes

Fixed Charge Coverage Ratio	2.9	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Adjusted EBITDA	$8.3 million	= >$5.25 million	Yes

	Year Ended
	December 31, 2012		Compliance
H.I.G. Debt Covenants	Actual	Required
Leverage Ratio	4.2	= < 4.0:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Fixed Charge Coverage Ratio	3.4	> 1.25:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Consolidated EBITDA	$8.9 million	=>$6.5 million	Yes

On January 25, 2013, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have a Leverage Ratio (as defined in that certain Credit Agreement, dated as of March 18, 2011, as amended by that certain First Amendment to Credit Agreement, dated as of May 12, 2011, and as further amended by that certain Second Amendment to Credit Agreement, dated as of October 20, 2011 and as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement, by and among AERT, the lenders from time to time parties thereto and H.I.G. AERT, LLC) of below 4.0 to 1.0 for four Fiscal Quarters (as defined in the Credit Agreement) ending December 31, 2012 and (collectively, the Specified Events of Default).  On February 20, 2013, H.I.G. AERT LLC, waived its right to deliver a Triggering Event Redemption Notice solely as a result of the Specified Events of Default.

H.I.G. Long Term Debt

On March 18, 2011, the Company consummated related recapitalization transactions (the Transactions) with H.I.G. AERT, L.L.C., an affiliate of H.I.G. Capital L.L.C. (H.I.G.) and with other existing preferred stockholders, pursuant to which, among other things, H.I.G. exchanged $32,620,816 of its secured debt in the Company, including interest accrued through March 17, 2011, for a combination of new debt and equity. (See Note 5 for further discussion.)

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

We evaluate our assets on a quarterly basis during periods when we suffer operating losses. The last evaluation was prepared as of December 31, 2011.  For the year ending December 31, 2012, the Company had operating profit of $2.3 million.

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

As stated in Note 2, buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, office equipment — 3 to 6 years, and machinery and equipment — 3 to 10 years. We also periodically review the lives assigned to our assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the asset.

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

Uncertainties, Issues and Risks

There are many factors that could adversely affect our business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand for our products, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, litigation, new products / product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, availability of raw material (plastic) at a reasonable price, management’s failure to execute effectively, manufacturing inefficiencies, high scrap rates,  inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

The Company voluntarily reported several wastewater exceedances in the summer of 2012 during a period of plant expansion and was fined seventeen thousand dollars by the Oklahoma Department of Environmental Quality relating to wastewater issues at its Watts, OK facility and is currently operating under an agreed consent agreement. If the Company fails to correct and resolve these issues it could incur further fines and or harsher penalties.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Joe G. Brooks, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2012. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2012, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that such internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2013 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2013 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2013 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2013 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2013 annual meeting of stockholders.

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

Date: March 15, 2013

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

/s/ JOE G. BROOKS	Chairman and Chief Executive Officer	March 15, 2013
Joe G. Brooks

/s/TIMOTHY D. MORRISON	President and Director	March 15, 2013
Timothy D. Morrison

/s/BOBBY J. SHETH	Secretary and Director	March 15, 2013
Bobby J. Sheth

/s/ JACKSON S. CRAIG	Director	March 15, 2013
Jackson S. Craig

/s/ TODD J. OFENLOCH	Director	March 15, 2013
Todd J. Ofenloch

/s/ MICHAEL R. PHILLIPS	Director	March 15, 2013
Michael R. Phillips

/s/ VERNON J. RICHARDSON	Director	March 15, 2013
Vernon J. Richardson

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP

Fayetteville, Arkansas
March 15, 2013

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2011	2012
Assets
Current assets:
Cash	$1,083	$346
Restricted cash	454	-
Trade accounts receivable, net of allowance of $137 at December 31, 2011 and $46 at December 31, 2012	1,868	3,747
Inventories	11,120	9,468
Prepaid expenses	536	557
Total current assets	15,061	14,118

Land, buildings and equipment:
Land	1,989	1,989
Buildings and leasehold improvements	16,995	16,995
Machinery and equipment	42,838	45,013
Office equipment	2,168	2,166
Construction in progress	822	1,719
Total land, buildings and equipment	64,812	67,882
Less accumulated depreciation	32,700	38,145
Net land, buildings and equipment	32,112	29,737

Other assets:
Debt issuance costs, net of accumulated amortization of $97 at December 31, 2011 and $262 at December 31, 2012	654	1,193
Other assets	722	413
Total other assets	1,376	1,606
Total assets	$48,549	$45,461

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2011	2012
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$4,847	$4,105
Accounts payable – related parties	646	591
Current maturities of long-term debt	1,680	1,195
Accruals related to expected settlement of class action lawsuit	3,059	1,268
Other accrued liabilities	3,720	4,422
Accrued product returns	4,726	-
Working capital line of credit	6,125	2,327
Total current liabilities	24,803	13,908

Long-term debt, less current maturities	25,454	33,800

Commitments and Contingencies (See Note 11)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at December 31, 2011 and 2012, including accrued unpaid dividends of $988 and $2,308 at December 31, 2011 and 2012, respectively	21,512	22,832

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 88,165,632 shares issued and outstanding at at December 31, 2011 and 2012	882	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2011 and 2012	15	15
Additional paid-in capital	53,347	53,660
Accumulated deficit	(77,647)	(79,636)
Total stockholders' deficit	(23,403)	(25,079)
Total liabilities and stockholders' deficit	$48,549	$45,461

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended
	December 31,	December 31,
	2011	2012
Net sales	$59,259	$74,611
Cost of goods sold	55,331	61,328
Gross margin	3,928	13,283

Selling and administrative costs	10,733	11,070
(Gain) Loss from asset impairment and disposition	195	(38)

Operating income (loss)	(7,000)	2,251

Other income and expenses:
Other income	40	52
Gain on recapitalization	3,029	-
Net interest expense	(2,996)	(2,972)
Net loss	(6,927)	(669)
Dividends on preferred stock	(1,119)	(1,320)
Net loss applicable to common stock	$(8,046)	$(1,989)

Loss per share of common stock (basic and diluted)	$(0.10)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	81,142,729	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

									Additional
	Preferred Stock		Class A Common Stock		Class B Common Stock		Warrants Outstanding		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Number	Value	Capital	Deficit	Total
Balance - December 31, 2010	748,772	$7	48,800,531	$488	1,465,530	$15	3,787,880	$1,533	$53,209	$(69,601)	$(14,349)
Issuances of Class A common stock pursuant to employee stock award program	-	-	2,551,725	26	-	-	-	-	(24)	-	2
Issuance of Class A common stock in payment of services	-	-	500,000	5	-	-	-	-	100	-	105
HIG Restructuring (See Note 6)
Changes to Class A Common Stock	-	-	36,313,376	363	-	-	-	-	6,900	-	7,263
Changes to Preferred Stock / Warrants	(748,772)	(7)	-	-	-	-	(3,787,880)	(1,533)	(8,057)	-	(9,597)
Related party forgiveness of debt	-	-	-	-	-	-	-	-	731	-	731
Deferred equity compensation for restricted stock	-	-	-	-	-	-	-	-	488	-	488
Net loss applicable to common stock	-	-	-	-	-	-	-	-	-	(8,046)	(8,046)
Balance - December 31, 2011	-	-	88,165,632	$882	1,465,530	$15	-	-	$53,347	$(77,647)	$(23,403)
Related party forgiveness of debt	-	-	-	-	-	-	-	-	313	-	313
Net income (loss) applicable to common stock	-	-	-	-	-	-	-	-	-	(1,989)	(1,989)
Balance - December 31, 2012	-	-	88,165,632	$882	1,465,530	$15	-	$-	$53,660	$(79,636)	$(25,079)

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,	December 31,
	2011	2012
Cash flows from operating activities:
Net loss applicable to common stock	$(8,046)	$(1,989)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,782	5,610
Gain on recapitalization	(3,029)	-
Issuance of stock in payment of expenses	105	-
Dividends on preferred stock	1,119	1,320
Accrued interest converted to long-term debt	1,368	2,158
(Gain) loss from fixed asset impairment and disposition	195	(38)
Increase (decrease) in accounts receivable allowance	27	(91)
Increase (decrease) in other assets	(2,015)	961
Changes in other current assets and current liabilities	(3,534)	(6,416)
Net cash provided by (used in) operating activities	(8,028)	1,515

Cash flows from investing activities:
Purchases of land, buildings and equipment	(2,430)	(3,069)
Proceeds from disposition of equipment	112	18
Net cash used in investing activities	(2,318)	(3,051)

Cash flows from financing activities:
Proceeds from the issuance of notes	11,481	972
Proceeds from Term Loan	-	7,000
Net payments on line of credit	(1,704)	(3,798)
Payments on notes	(387)	(2,938)
Payments on capital lease obligations	(218)	(187)
Releases from restricted cash	2,393	881
Increase in restricted cash for payment of debt and construction costs	(1,981)	(427)
Debt issuance costs	-	(704)
Proceeds from Arkansas ARRA grant	190	-
Net cash provided by financing activities	9,774	799

Decrease in cash	(572)	(737)
Cash, beginning of period	1,655	1,083
Cash, end of period	$1,083	$346

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

The Company’s distributor for its ChoiceDek® products is BlueLinx Corporation.  All ChoiceDek® products are sold by BlueLinx exclusively to Lowe’s.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. In April 2011, the Company started a new Green Age recycling, cleaning and reformulation facility at Watts, Oklahoma, which currently recycles polyethylene plastic scrap in order to reduce the Company’s costs of recycled plastics as well as for sales to third parties.  The marketing and sale of recycled plastic and filler resins to third parties commenced in late 2011.

On March 18, 2011, the Company entered into a Securities Exchange Agreement, Credit Agreement, and related other agreements with H.I.G., AERT, LLC, and affiliates of H.I.G. Capital, LLC (H.I.G), referred to as the “Recapitalization.” The recapitalization has been accounted for as a troubled debt restructuring (ASC 470-60), resulting in a gain of $3.0 million. (See Notes 5 and 6.)

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold agreement. Sales are recorded net of discounts, rebates, and returns, which were $7.8 million and $3.9 million in 2011 and 2012, respectively.

Estimates of expected sales discounts are calculated by applying the appropriate sales discount rate to all unpaid invoices that are eligible for the discount. The Company’s sales prices are determinable given that the Company’s sales discount rates are fixed and given the predictability with which customers take sales discounts.

Accrued Product Returns

An inventory refresh entails replacing existing deck boards at Lowe’s stores with newly designed product that is expected to enhance future sales.  This is accounted for as an adjustment to revenue in the period in which the refresh agreement is reached.

Revenue adjustment estimates are based on the original sales price of the product expected to be returned, transportation to AERT’s facility in Springdale, Arkansas, labor and repackaging materials, and costs to dispose of unsalable product.  The accrual is reduced by the per pound cost of any unsalable product that can be re-used in the manufacturing process.  The replacement deck boards were accounted for as a sale in accordance with our revenue recognition policy.

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

	Year Ended
	December 31,
	2011	2012
Receivables	$602	$(1,787)
Inventories	(2,950)	1,652
Prepaid expenses	109	-
Accounts payable - trade and related parties	(4,914)	(464)
Accrued liabilities	$3,619	$(5,817)
	$(3,534)	$(6,416)
Cash paid for interest	$798	$819
Cash paid for income taxes	-	-

Supplemental Disclosures of Non-cash Investing and Financing Activities (in thousands):
	Year Ended
	December 31,
	2011	2012
Notes payable for financing insurance policies	$227	$673
Note payable for equipment	-	45
Unpaid dividends on preferred stock	2,858	-
Forgiven related party loan guarantee fees	731	313
Accrued interest exchanged for equity/notes	2,237	-
Accrued interest converted to long term debt	1,368	2,158
Exchange of debt for new debt and Series E Cumulative Convertible Stock	30,631	-

Restricted Cash

At December 31, 2012, AERT had no restricted cash.  The remainder of the funds received from the Oklahoma Energy Program Loan unexpended at December 31, 2011 were expended on construction and equipment costs at the Watts, Oklahoma plastic recycling facility in 2012.

Buildings and Equipment

Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, office equipment — 3 to 6 years, and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for each of the years ended December 31, 2011 and 2012 was $5.7 million and $5.6 million, respectively. Assets under capital leases are reported in buildings and equipment and office equipment and depreciated over the shorter of the primary lease term or estimated future lives.

Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended. Interest costs incurred during periods of construction of facilities are capitalized as part of the project cost. There was no capitalized interest for the years ended December 31, 2011 and 2012.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following at December 31 (in thousands):

	2011	2012
Parts and supplies	$743	$648
Raw materials	5,960	3,935
Work in progress	2,164	2,034
Finished goods	2,253	2,851
	$11,120	$9,468

Other Assets

Debt issuance costs are amortized over the term of the related debt. Debt issuance cost amortization charged to interest expense was $0.1 million for 2011.  Debt issuance costs of $0.16 million for 2012 were charged to amortization expense.  As a result of the H.I.G. recapitalization the unamortized debt issuance costs existing at the time were written off.

As of December 31, the Company had the following amounts related to intangible assets (in thousands):

	2011		2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Debt issuance costs	$751	$97	$1,455	$262

In 2013, the Company incurred an additional $23 thousand of debt issuance costs related to the AloStar Term and Revolver Loans, which will be amortized.  The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

Estimated Amortization
2013	$367
2014	367
2015	327
2016	125
2017	27

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

The table below presents a rollforward of our allowance for sales returns and bad debts for 2011 and 2012 (in thousands).

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions1	Period
2011	$110	1,862	84	1,919	$137
2012	$137	935	302	1,327	$47

_____________________
1Charges to the accounts are for the purposes for which the reserve was created.

Warranty Estimates

The Company offers a limited warranty on its products. Estimates of expected warranty claims are recorded as liabilities and charged to income in the period revenue is recognized. Amounts accrued for warranty claims totaled $0.6 million at December 31, 2011 and 2012.

Earnings Per Share

The Company utilizes the two-class method for computing and presenting earnings per share. The Company currently has two classes of common stock (the Common Stock) and one class of cumulative participating preferred stock, Series E (the Preferred Stock). Pursuant to the Series E Designation, holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share – basic.

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

In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. The exercise of options or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for years ended December 31, 2011 and 2012. Therefore, basic EPS and diluted EPS were computed in the same manner. The following table presents the two-class method for the years ended December 31, 2011 and 2012.

BASIC EARNINGS PER SHARE
(in thousands, except share data)

	Year Ended
	December 31,
	2011	2012
Net income (loss) applicable to common stock	$(8,046)	$(1,989)
Preferred stock dividend	1,119	1,320
Income (loss) before dividends	(6,927)	(669)

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00
Preferred	$0.00	$0.00

Earned, unpaid dividends per share
Preferred	$54.54	$64.32

Undistributed earnings (loss) per share:
Common	$(0.10)	$(0.02)
Preferred	-	-

Total basic earnings (loss) per common and participating share:
Common	$(0.10)	$(0.02)
Preferred	$54.54	$64.32

Basic weighted average common shares:
Common weighted average number of shares	81,142,729	89,631,162
Participating preferred shares - if converted	220,578,220	294,850,030
Total weighted average number of shares	301,720,949	384,481,192

Total weighted average number of preferred shares	20,524	20,524

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at December 31, 2011 and 2012. The following schedule presents antidilutive securities for the years ended December 31.

	2011	2012
Options	525,000	350,000
Series E preferred stock	286,823,146	304,423,633

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

Major Customers

One customer accounted for 68% of accounts receivable at December 31, 2011.  At December 31, 2012, one customer accounted for 62% and a second customer accounted for 22% of the accounts receivables. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

One customer accounted for 62% and a second customer, our Canadian distributor, accounted for 14% of gross revenue for the year ended December 31, 2012.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising expense was $0.7 million for the year ended December 31, 2011 and $1.1 million for the year ended December 31, 2012.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $0.7 million and $0.2 million in 2011 and 2012, respectively.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Note 3: Related Party Transactions

Leases

In December 2007, the Company entered into a 20-year lease for an existing 16-building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for the construction of a waste plastic washing, recycling, and reclamation facility. The property is being leased from Razorback Farms, a corporation controlled by Marjorie S. Brooks, a former director, with payments of $0.0075 per pound of plastic recycled, commencing on January 1, 2009, on a pounds of production, or net throughput of recycled plastic produced, basis with a minimum rent of $1,000 per month. The throughput or production rent is due quarterly and is capped throughout the term of the lease not to exceed $450,000 per year. Rent expense recorded under this lease totaled $181,351 in 2011 and $188,143 in 2012.

Guaranty Agreement

In connection with the execution of the Credit Agreement, Marjorie S. Brooks entered into a Second Amended and Restated Guaranty Agreement in favor of H.I.G., dated March 18, 2011 (the H.I.G. Guaranty), pursuant to which Ms. Brooks agreed to guarantee the Company’s obligations under the Credit Agreement up to a maximum guaranteed amount of $6.0 million (plus certain potential expenses), replacing a prior guaranty Ms. Brooks had agreed to with respect to certain of the Prior Debt. In consideration for Ms. Brooks entering into the H.I.G. Guaranty and continuing to perform her obligations under a January 16, 2006 Guaranty Agreement, as amended, in favor of Liberty Bank (the Liberty Guaranty), the Company entered into a Guaranty Fee Agreement with Ms. Brooks, dated March 18, 2011 and February 15, 2012 (the Guaranty Fee Agreement), pursuant to which the Company agreed to pay to Ms. Brooks, for as long as the Liberty Guaranty remained in effect, a guaranty fee equal to 4.0% per annum multiplied by the average daily balance of the Company’s obligations under its Loan Agreement with Liberty Bank, as amended, for the month in which the fee is calculated. Ms. Brooks agreed to accept a payment of $0.3 million on or before July 31, 2011 in full satisfaction of previously accrued and unpaid guaranty fees, subject to the terms and conditions set forth in the Guaranty Fee Agreement, which included a $6.0 million guaranty of AERT’s obligation under the Credit Agreement dated March 18, 2011 between AERT and H.I.G. AERT, LLC. In May 2012, AERT received a release from Ms. Brooks, in which she forgave AERT the $0.3 million in loan guarantee fees due. In return, Ms. Brooks was released from her obligation under the H.I.G. Guaranty. Previously accrued loan guaranty fees of $731,000 payable to Ms. Brooks were cancelled in connection with the restructuring transaction.

Concurrently to the execution of the AloStar Term Loan on November 15, 2012, the Liberty Note was paid in full and the Liberty Guaranty was cancelled.  The Company recorded loan guaranty fees of $0.3 million in 2011 and $0.2 million in 2012.

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

The Company recorded advisory services fees of $0.2 million and $0.25 million in 2011 and 2012, respectively, which were related to the Advisory Services Agreement.

Other

The balance of related party accounts payable included the following amounts:

•	Loan guaranty fees of $0.3 million and $0 at December 31, 2011 and 2012, respectively, owed to Marjorie S. Brooks.

•	Lease and other charges of $0.2 million at December 31, 2011 and $0.4 million at December 31, 2012, respectively, owed to Razorback Farms.

•	Accrued board of directors’ fees of $9 thousand at December 31, 2011 and $14 thousand at December 31, 2012.

•	Advisory services fees of $0.1 and $0.2 million at December 31, 2011 and 2012, respectively, owed to H.I.G.

Note 4: Line of Credit

The Revolving Line of Credit agreement with Liberty Bank was secured by inventory, accounts receivable, chattel paper, general intangibles and other current assets, as well as by fixtures and equipment, and bore an interest rate that was reduced from 7.5% to 7.15% effective February 15, 2012.  In November, 2012 the Revolving Line of Credit with Liberty Bank was paid in full with the proceeds of a new loan with AloStar Bank of Commerce (AloStar), a state banking institution organized under the laws of the State of Alabama.

On November 15, 2012, AERT entered into a $15.0 million Loan and Security Agreement (the Agreement) with AloStar; $8 million as a Revolver Loan and $7.0 million as an asset-based loan (Term Loan).

The $8.0 million Revolver Loan is subject to a reserve of $1.0 million plus a maximum reserve of $1.0 million for class action claims. Interest is assessed at the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Loan for which such rate is being determined plus 4% as of December 31, 2012. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%.  The Revolver Loan is secured by 85% of accounts receivable after a reduction for amounts owed by international customers.  The Revolver Loan is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory.  The Revolver at  AloStar had a balance of approximately $2.3 million at December 31, 2012.

Note 5: Long-Term Debt

Long-Term Debt

	Year Ended
	December 31,	December 31,
	2011	2012
	(in thousands)
Long-term debt, less current maturities consisted of the following at December 31:
6.5% note payable to Liberty Bank of Arkansas. This note was paid in full using funds from the AloStar Term Loan listed below.	1,536	-
3% note payable to the Oklahoma Department of Commerce; secured by assets purchased / constructed with the loan proceeds; matures April 1, 2027	2,580	2,886
H.I.G. Series A Note (a)	10,643	11,519
H.I.G. Series B Note (b)	12,322	13,603
AloStar Bank of Commerce Term Loan bearing interest at 5.5%; secured by a continuing security interest in and lien upon all personal proerty, including all goods, inventory, equipment, all instruments, chattel paper, documents, general intangibles, intellectual property, deposit accounts, and investment property	-	6,917
Other	53	70
Total	27,134	34,995
Less Current Maturities	(1,680)	(1,195)
Long-term debt, less current maturities	$25,454	$33,800
______________________________
(a)	Cash interest of 4% plus 4% paid-in-kind interest added quarterly to principal. Addition occurs after quarter-end. To date all cash interest on H.I.G. Series A Note has been added to principal.

(b)	Cash interest of 4% plus 6% paid-in-kind interest added quarterly to principal. Addition occurs after quarter-end. To date, all cash interest on H.I.G. Series B Note has been added to principal.

The aggregate maturities of long-term debt as of December 31, 2012 were as follows:

(in thousands)
Year	Amount
2013	1,173
2014	1,179
2015	5,092
2016	180
2017	25,308
Thereafter	2,011
34,943

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan was made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and is funding the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan began May 1, 2012.

ODOC, under award number 14215 SSEP09, advanced $3.0 million to AERT throughout 2010, 2011 and 2012. As of December 31, 2012, a total of $3.0 million has been spent on contract labor, contract materials, and equipment. In addition, as of December 31, 2012, matching funds of $9.2 million have been contributed (in-kind) to the project by AERT.

AloStar Bank of Commerce Term Loan

The Term Loan requires that AloStar hold first security interest to the majority of AERT’s plant, property, and equipment; as well as, real estate. Payments on the principal portion of the loan commenced on December 1, 2012 and will be made in 36 equal monthly installments of $0.08 million plus interest.  The final installment $4.1 million shall be due and payable on the commitment termination date.  Interest is calculated at 4.5% plus the greater of (a) 1.0% and (b) the LIBOR Rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in amounts approximately equal to the principal amount of the Loan for which such rate is being determined or, if such day is not a Business Day on the immediately preceding Business Day.  Interest accrued on the principal balance of the Term Loan shall be due and payable on the first day of each month, computed through the last day of the preceding month. Interest, expressed in simple interest terms as of December 31, 2012, is 5.5%.

The Term Loan contains certain covenants, including restrictions on: (1) fundamental changes in ownership, (2) conduct of business, (3) declaration of distributions, (4) amendments or modifications to existing agreements, (5) property acquisitions, (6) affiliated party transactions, and (7) hedging agreements. The proceeds of the loan were used to pay the Liberty Bank obligations.

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

Upon the Closing, H.I.G. converted the $2,000,000 principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note. In addition, an additional $5.5 million was funded and drawn under the Series B Note at Closing. On October 20, 2011 AERT and H.I.G. amended this Credit Agreement to provide the Company with an additional $3.0 million to be drawn, as needed. The Company drew down $1.0 million on May 23, 2011, $2.0 million on October 21, 2011, and $1.0 million on November 18, 2011 to help fund operations. The Company drew down $0.5 million on November 5, 2012, which was repaid on November 15, 2012 with the closing of the AloStar term loan.  The remaining principal balance is available to be drawn down from time to time in the future upon request by the Company, subject to H.I.G.’s approval in its sole discretion. The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note.

As of December 31, 2012, AERT did not comply with fixed charge coverage ratio covenant required by the Series A and B Term Notes. The debt covenant has been waived by H.I.G. per the Waiver of Specified Events of Default as of January 25, 2013.

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

Series E Cumulative Convertible Preferred Stock

Pursuant to the Exchange Agreement, the Company issued 20,524.149 shares of newly authorized Series E Preferred Stock to H.I.G. at the Closing. The Series E Preferred Stock was authorized by the filing of a Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company filed on March 17, 2011 with the Delaware Secretary of State (the Series E Designation). Pursuant to the Series E Designation, holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Shares of the Series E Preferred Stock and all accrued dividends thereon are convertible at any time at the holder’s election into shares of the Company’s Class A Common Stock (the Conversion Shares) at a conversion price of $0.075 per share, subject to customary anti-dilution adjustments. The Series E Preferred Stock ranks senior to all other equity securities of the Company. Holders of the Series E Preferred Stock have the right to vote their ownership interests in the Series E Preferred Stock on an as-converted basis. In addition, holders of the Series E Preferred Stock also have the right to elect four of the Company’s seven directors while they hold outstanding shares of Series E Preferred Stock representing at least 20% of the outstanding shares of Common Stock on an as-converted basis. If the outstanding shareholding of Series E Preferred Stock at any time represents less than 20% of the outstanding shares of Common Stock on an as-converted basis, the holders of the Series E Preferred Stock will have the right to elect one of the Company’s seven directors. The Series E Designation contains customary protective voting provisions and other rights customarily granted to holders of preferred equity securities.

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

On January 25, 2013, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived its right to deliver a Triggering Event Redemption Notice as a result of AERT failing to have a Leverage Ratio as defined in that certain Credit Agreement, dated as of March 18, 2011, as amended by that certain First Amendment to Credit Agreement, dated as of May 12, 2011, and as further amended by that certain Second Amendment to Credit Agreement, dated as of October 20, 2011 (as further amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement), by and among AERT, the lenders from time to time parties thereto and H.I.G. AERT, LLC) of below 4.0 to 1.0 for four Fiscal Quarters (as defined the Credit Agreement) ending December 31, 2012.

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

Note 7: Stock Option Plans

Additional stock options are not issuable under the Company’s stock option plans, as the plans have expired.  However, there are options outstanding that were previously issued under the plans.

	2011		2012
					Aggregate
		Weighted		Weighted	Intrinsic
		Average		Average	Value at
		Exercise		Exercise	December 31,
	Shares	Price	Shares	Price	2012
Outstanding, beginning of year	1,049,000	$1.68	525,000	$1.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(524,000)	1.73	(175,000)	2.53
Outstanding, end of year	525,000	$1.62	350,000	$1.17	$-
Exercisable, end of year	525,000	$1.62	350,000	$1.17	$-

The following table summarizes information about stock options outstanding under the Company’s stock option plans as of December 31, 2012. All options were exercisable at December 31, 2012.

Options Outstanding and Exercisable
	Wtd. Avg.	Wtd. Avg.
Number at	Remaing	Exercise
12/31/12	Contract Life	Price
350,000	0.78 years	1.17

Note 8: Equity Incentive Plans

The Company’s 2012 Stock Incentive Plan (Plan) is an equity-based incentive compensation plan that is used to distribute Awards to qualified employees, thereby fulfilling the following objectives of the Company:

1.	To enhance the Company’s ability to attract highly qualified personnel
2.	To strengthen the Company’s retention capabilities
3.	To enhance the long-term performance and competitiveness of the Company
4.	To align the interest of Plan participants with those of the Company’s shareholders.

The Plan was approved by the Board of Directors on March 3, 2012 and by the Shareholders at the 2012 Shareholders’ Meeting held in Springdale, Arkansas on June 27, 2012.

Administration

The 2012 Plan is administered by the Compensation Committee (Committee) of the Board of Directors, and thereafter by such committee as the board may from time to time designate, or by the board itself, if it shall so designate. Except when the entire board is acting as the 2012 Plan Administrator, the Committee administering the 2012 Plan shall consist solely of two or more persons all of whom are both “non-employee directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934.

Plan Basics

A total of 40,000,000 shares are available for issuance under the Plan.  The shares deliverable pursuant to Awards shall be authorized but unissued shares, or shares that the Company otherwise holds in treasury or trust.  Participants are solely responsible for taxes due on Awards.  Awards may not be sold, pledged, assigned, hypothecated,  transferred, or disposed of in any manner other than by will or by the laws of decent or distribution.  In the event of a change of control, shares will be equitably adjusted.  Awards will be assumed by the successor company; the Awards Committee may accelerate vesting, arrange for cash payment, terminate all or some Awards, or make other modifications.  Pursuant to the Awards Agreement, the Company may terminate, rescind, or recapture any outstanding, unexercised, unexpired, unpaid, or deferred Awards.  The Company may require that any Participant reimburse the Company for all or any portion of the Awards granted under this Plan.  No Participant shall have any rights as a shareholder of the Company until the date of issuance of a share certificate. The Plan will be valid for a period of 10 years.

The Committee will have the power and authority to select and grant to participants the following types of Awards:

1.
Options give the Participant the right to purchase Company stock at a given price over an extended period of time.  Incentive Stock Options (ISOs) are within the definition of IRS §422.  In the case of an ISO granted to a Participant who is a 10% shareholder on the grant date, the exercise price shall be at least 110% of the fair market value.

2.
Share Appreciation Rights (SARs) provide the Participant with a cash (or shares) payment based on the increase in the value of a stated number of shares over a specific period of time.  A participant may wish to use an IRS §83(b) election, which will allow the Participant to recognize the value of the SARs as income upon the purchase of the stock.

3.
Restricted Shares and Restricted Share Units (RSUs) are shares of stock for which a Participant is eligible after certain restrictions are fulfilled.  Restrictions are pursuant to the Awards Agreement.  The Participant shall receive unrestricted shares (or cash) in settlement of the Award.    Restricted Shares, RSUs and Unrestricted Shares are not inconsistent with the Plan. If the shares are purchased and forfeited for any reason, the purchase price is refunded to the Participant and the shares of stock remain with the Company.

4.
Deferred Stock Units (DSUs) are permitted within the Plan guidelines.  The Committee may permit select eligible persons who are Directors or members of a select group of management or highly compensated employees (within the meaning of ERISA) to irrevocably elect to forego the receipt of cash or other compensation in lieu thereof to have the Company credit to an internal Plan account the number of DSUs deferred.  DSUs are 100% vested at all times.

5.
Performance and cash-settled Awards are based on achievement of performance measures for a performance period in relation to a performance formula.  The maximum Award will be 10,000,000 shares or $1.0 million.  The Committee may defer the Award.

6.
Dividend Equivalent Rights give the Participant the right to receive a payment, in shares or in cash that is equivalent to the value of dividends declared on shares as of all dividend payment dates.  The Award is paid on the record date of dividends and is pursuant to the Awards Agreement.

As of December 31, 2012, no awards have been made.

Note 9: Leases

At December 31, 2012, the Company was obligated under various operating leases covering certain buildings and equipment. Rent expense under operating leases for the years ended December 31, 2011 and 2012 was $3.2 million and $3.1 million, respectively. These amounts for rent expense are considerably higher than the future minimum lease payments each year shown in the table below due to many of our operating equipment leases having durations of less than one year.

During 2010, the Company also leased certain ERP software, computer equipment, and production equipment under three individual, non-cancelable capital leases. The leases have various terms but all include a bargain purchase option upon expiration. The computer equipment lease expired in 2010 while the software and production equipment leases expired in 2012. The principal portion of lease payments for capital lease obligations totaled $0.2 million in each of 2011 and 2012.

Future minimum lease payments required under operating leases as of December 31, 2012, are as follows (in thousands):

Operating
Year	Leases
2013	$1,465
2014	906
2015	189
2016	68
2017	33
Thereafter	-
Total minimum payments required	$2,661

Note 10: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company had no income tax provision for State and Federal income for the years ended December 31, 2011 and 2012.

The income tax provisions for 2011 and 2012 differ from the amounts computed by applying the US federal statutory rate of 34% to income as a result of the following (in thousands):

	2011		2012
	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$(2,355)	34.0	$(227)	34.0
Permanent differences	200	(3.0)	17	(3.0)
Change in valuation allowance	2,155	(31.0)	210	(31.0)
	$-	0.0	$-	0.0

The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows (in thousands):

	2011		2012
	Current	Long-Term	Current	Long-Term
Deferred tax assets —
Net operating loss carryforwards	$-	$6,926	$-	$8,757
Allowance for sales returns	1,853	-	-	-
Accrued expenses	1,514		956	-
Valuation allowance	(3,384)	(4,981)	(1,101)	(7,827)
Other	227	54	363	51
Total deferred tax assets	210	1,999	218	981
Deferred tax liability —
Depreciation	-	1,999	-	981
Prepaid expenses	210	-	218	-
Total deferred tax liabilities	210	1,999	218	981
Net deferred tax	$-	$-	$-	$-

As of December 31, 2012, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which will result in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 19 years. The impact of this limitation is approximately $27.0 million in NOL’s, which will expire before the Company can use them.

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

Note 11: Commitments and Contingencies

Long Term Contracts

      The Company has two agreements for the purchase of raw materials.  One agreement expires in four years.  The other agreement expired in mid-January 2013, at which time the agreement reverted to a month-to-month obligation.

Legal Proceedings

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
3.1
Certificate of Incorporation, including Certificate of Amendment filed on June 12, 1989 (a), and Certificate of Amendment filed on August 22, 1989 (b), and Certificate of Amendment filed on December 29, 1999, Certificate of Amendment filed September 23, 2010, Certificate of Amendment filed July 14, 2011, and Certificate of Correction of the Certificate of Amendment filed on April 27, 2012

3.2	Certificate of Designation of Class B common stock.(a)
3.3	Bylaws of Registrant (a)
3.4	Form of Class A common stock Certificate (c)
4.2.1	Form of Class B common stock Certificate (a)
10.1	Form of Right of Refusal Agreement among Class B common stockholders (a)
10.2	Liberty Bank Real Estate Loan Agreement (g)
10.3	Liberty Bank Real Estate Promissory Note (d)
10.4	Liberty Bank Line of Credit Loan Agreement (g)
10.5	Liberty Bank Line of Credit Promissory Note (e)
10.6	Form of Warrants to Purchase Common Stock issued October 29, 2007 (e)
10.7	Registration Rights Agreement (e)
10.10	Loan Agreement between Oklahoma Department of Commerce and Advanced Environmental Recycling Technologies, Inc. dated July 1, 2010 (h)
10.11	Promissory Note between Oklahoma Department of Commerce and Advanced Environmental Recycling Technologies, Inc. dated July 1, 2010 (h)
10.12	Securities Exchange Agreement between Registrant and Investors named therein (H.I.G. AERT, L.L.C.) dated March 18, 2011 (f)
10.13	Series D Preferred Stock Exchange Agreement between Registrant and Stockholders named therein dated March 18, 2011 (f)
10.14	Advisory Services Agreement between Registrant and H.I.G. Capital, L.L.C. dated March 18, 2011 (f)
10.15	Voting Agreement by and among Registrant and the persons named therein, dated March 18, 2011 (f)
10.16	Indemnity Agreement between the Registrant and Michael Phillips dated March 18, 2011 (f)
10.17	Credit Agreement between the Registrant and H.I.G. AERT, L.L.C. as Administrative Agent (f)
10.18	Series A Term Note of Registrant payable to H.I.G. AERT, L.L.C. dated March 18, 2011 (f)
10.19	Series B Term Note of Registrant payable to H.I.G. AERT, L.L.C dated March 18.2011 (f)
10.20	Security Agreement between Registrant and H.I.G. AERT, L.L.C. as Administrative Agent dated March 18, 2011 (f)
10.21	Lease Reinstatement, Settlement and Waiver Agreement between Registrant and Banc of America Leasing & Capital, LLC dated March 17, 2011 (f)
10.22	Fifteenth Loan Modification Agreement between Registrant and Liberty Bank of Arkansas dated March 18, 2011 (f)
10.23	Registration Rights Agreement between Registrant and H.I.G. AERT, L.L.C. (f)
10.24	H.I.G. Series E Waiver dated February 20, 2012 (h)
10.25	H.I.G. Waiver of Default dated February 29, 2012 (h)
10.26	Loan Agreement between AloStar Bank of Commerce and AERT dated November 15, 2012 (i)
10.27	Subordination Agreement between AloStar Bank of Commercer and H.I.G. AERT, L.L.C. **
10.28	H.I.G Waiver of Default dated January 25, 2013 **
10.29	H.I.G. Waiver of Triggering Event dated February 20, 2013**
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chairman and chief executive officer**
31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer**
32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman and chief executive officer**
32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer**

Exhibit
No.	Description of Exhibit
100	XBRL related documents
101	Interactive data file
____________

**	Filed herewith.

(a)	Incorporated by reference to exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Incorporated by reference to exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Incorporated by reference to exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Incorporated by reference to exhibits filed with Form 10-Q for September 30, 2005.

(e)	Incorporated by reference to exhibits filed with Form 10-K for December 31, 2005.

(f)	Incorporated by reference to exhibits to Form 8-K March 18, 2011

(g)	Amendments Incorporated by reference to exhibits to Form 8-K filed February 22, 2012

(h)	Incorporated by reference to exhibits to Form 10-K filed March 30, 2012

(i)	Incorporated by reference to exhibits to Form 8-K filed November 16, 2012