Form 10-Q
period 2013-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2013-05-13
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2013, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 88,165,632 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash	$53	$346
Trade accounts receivable, net of allowance of $51 and $46 at March 31, 2013 and December 31, 2012, respectively	3,829	3,747
Inventories	11,776	9,468
Prepaid expenses	452	557
Total current assets	16,110	14,118

Land, buildings and equipment:
Land	2,220	1,989
Buildings and leasehold improvements	16,995	16,995
Machinery and equipment	45,050	45,013
Office equipment	2,177	2,166
Construction in progress	1,758	1,719
Total land, buildings and equipment	68,200	67,882
Less accumulated depreciation	39,454	38,145
Net land, buildings and equipment	28,746	29,737

Other assets:
Debt issuance costs, net of accumulated amortization of $325 and $262 at March 31, 2013 and December 31, 2012, respectively	1,131	1,193
Other assets	416	413
Total other assets	1,547	1,606
Total assets	$46,403	$45,461

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
Liabilities and Stockholders' Deficit	(unaudited)
Current liabilities:
Accounts payable – trade	$5,432	$4,105
Accounts payable – related parties	45	591
Current maturities of long-term debt	1,290	1,195
Accruals related to expected settlement of class action lawsuit	1,222	1,268
Other accrued liabilities	3,819	4,422
Working capital line of credit	1,780	2,327
Total current liabilities	13,588	13,908

Long-term debt, less current maturities	34,074	33,800

Commitments and Contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at March 31, 2013 and December 31, 2012, including accrued unpaid dividends of $2,650 and $2,308 at March 31, 2013 and December 31, 2012, respectively	23,174	22,832

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 88,165,632 shares issued and outstanding at March 31, 2013 and at December 31, 2012	882	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at March 31, 2013 and December 31, 2012	15	15
Additional paid-in capital	53,660	53,660
Accumulated deficit	(78,990)	(79,636)
Total stockholders' deficit	(24,433)	(25,079)
Total liabilities and stockholders' deficit	$46,403	$45,461

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Quarters ended
	March 31,	March 31,
	2013	2012
Net sales	$18,738	$21,761
Cost of goods sold	13,965	18,102
Gross margin	4,773	3,659

Selling and administrative costs	3,067	2,932
Gain from asset disposition	(1)	(24)
Operating income	1,707	751

Other income and expenses:
Other income	4	5
Net interest expense	(723)	(726)
Net income	988	30
Dividends on preferred stock	(342)	(323)
Net income (loss) applicable to common stock	$646	$(293)

Income (loss) per share of common stock (basic)	$0.00	$(0.00)
Income (loss) per share of common stock (diluted)	$0.00	$(0.00)

Weighted average common shares outstanding (basic)	89,631,162	89,631,162
Weighted average common shares outstanding (diluted)	305,945,751	288,273,197

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

	Quarters ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss) applicable to common stock	$646	$(293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,411	1,399
Dividends on preferred stock	342	323
Accrued interest converted to long-term debt	570	521
Gain from fixed asset disposition	(1)	(24)
Increase in accounts receivable allowance	5	307
Increase (decrease) in other assets	(2)	150
Changes in other current assets and current liabilities	(2,054)	(1,732)
Net cash provided by operating activities	917	651

Cash flows from investing activities:
Purchases of land, buildings and equipment	(333)	(1,037)
Proceeds from disposition of equipment	8	4
Net cash used in investing activities	(325)	(1,033)

Cash flows from financing activities:
Proceeds from the issuance of notes	-	148
Net payments on line of credit	(547)	(100)
Payments on notes	(306)	(73)
Releases from restricted cash	-	459
Increase in restricted cash for payment of debt and construction costs	-	(148)
Debt Issuance Costs	(32)	-
Net cash provided by (used in) financing activities	(885)	286

Decrease in cash	(293)	(96)
Cash, beginning of period	346	1,083
Cash, end of period	$53	$987

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1: Unaudited Information

Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements, which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Note 2: Description of the Company

Advanced Environmental Recycling Technologies, Inc., founded in 1988, develops and commercializes technologies to recycle waste polyethylene plastics and develops, manufactures, and markets value-added, green building compounds. Our primary products are composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of recycled polyethylene plastic, which has been cleaned, processed, and reformulated and waste wood fiber, which has been cleaned, sized and reprocessed utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading national companies such as the BlueLinx Corporation (BlueLinx), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible (“Green”) building alternative for decking, railing, and trim products.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage.  The Company operates a new green-age plastic recycling, cleaning and reformulation facility at Watts, Oklahoma. The Company also leases a warehouse in Westville, Oklahoma for inventory storage. The company commenced selling recycled plastics to third parties in 2013 as a means of diversifying its business.

Extrusion operations at our Junction, Texas facility were suspended in October 2007. During the first quarter of 2012, the Company transferred the extrusion and other equipment from the Texas facility to our Arkansas and Oklahoma facilities to provide additional surge capacity and new product development.

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

	Quarters ended
	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Receivables	$(87)	$(3,055)
Inventories	(2,308)	2,390
Prepaid expenses	209	-
Accounts payable - trade and related parties	781	639
Accrued liabilities	$(649)	$(1,706)
	$(2,054)	$(1,732)
Cash paid for interest	$152	$207

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	Quarters ended
	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Unpaid dividends on preferred stock	342	323
Accrued interest exchanged for equity/notes	570	521
Notes payable for financing insurance policies	105	106
Related party accounts payable exchanged for sale of fixed assets	-	20

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates and returns, which were $0.5 million and $1.3 million for the quarters ended March 31, 2013 and 2012, respectively.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Parts and supplies	$879	$648
Raw materials	4,402	3,935
Work in process	2,237	2,034
Finished goods	4,258	2,851
	$11,776	$9,468

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

Major Customers

        One customer accounted for 73% and 62% of accounts receivable at March 31, 2013 and at December 31, 2012, respectively. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

Cash

The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

As of March 31, 2013, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which will result in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC §382) to approximately $0.8 million per year for the next 19 years. The impact of this limitation is approximately $27.0 million in NOL’s, which will expire before the Company can use them.

While improvements have been realized in the first quarter of 2013 and the year ended 2012, the Company may not be able to generate enough future taxable income to enable it to use its net operating loss carryforwards prior to their expiration.  The Company maintains a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities.

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

Note 6: Earnings Per Share

The Company utilizes the two-class method for computing and presenting earnings per share (EPS). The Company currently has two classes of common stock (the Common Stock) and one class of cumulative participating preferred stock, Series E (the Preferred Stock). Pursuant to the Series E Designation, holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share – basic.

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

The following presents the two-class method for the three months ended March 31, 2013 and 2012:

BASIC EARNINGS PER SHARE
(in thousands, except share and per share data)

	Quarters ended
	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Net income (loss) applicable to common stock	$646	$(293)
Preferred stock dividend	$342	$323
Income before dividends	$988	$30

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00
Preferred	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$16.69	$15.72

Undistributed earnings (loss) per share:
Common	$0.00	$0.00
Preferred	$24.33	$0.00

Total basic earnings (loss) per common and participating share:
Common	$0.00	$0.00
Preferred	$41.02	$15.72

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162
Participating preferred shares - if converted	305,945,751	288,273,197
Total weighted average number of shares	395,576,913	377,904,359

Total weighted average number of preferred shares	20,524	20,524

Reconciliation of the Numerator and Denominator of the basic Earnings per Share computation, presented in thousands, except share data:

	Three months ended
	March 31, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income applicable to common stock	$646	89,631,162	0.00

Effect of Dilutive Securities
Convertible preferred stock	342	305,945,751

Diluted EPS
Net income applicable to common stock plus assumed conversions	$988	395,576,913	0.00

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at March 31, 2012. The following schedule presents antidilutive securities for the quarter ended March 31, 2012.

2012
Options	525,000
Series E preferred stock	291,125,494

Although these financial instruments were not included due to being antidilutive for the three months ended March 31, 2012, such financial instruments may become dilutive and would then need to be included with future calculations of diluted EPS.

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

On November 15, 2012, AERT entered into a $15.0 million Loan and Security Agreement (the Agreement) with AloStar; $8.0 million as a Revolver Loan and $7.0 million as an asset-based loan (term loan).

The $8.0 million Revolver Loan is subject to a reserve of $1.0 million plus a maximum reserve of $1.0 million for class action claims. Interest is assessed at the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver Loan for which such rate is being determined plus 4% at March 31, 2013. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%.  The interest rate at March 31, 2013 was 5%. The Revolver Loan is secured by 85% of accounts receivable after a reduction for amounts owed by international customers.  The Revolver Loan is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory.  The Revolver at AloStar had a balance of $1.8 million at March 31, 2013.  The proceeds available to draw down on the Revolver loan at March 31, 2013 were $4.2 million.

Note 8:  Related Party Transactions

Recapitalization

In 2011, the Company consummated related recapitalization transactions with H.I.G. AERT, LLC.  In exchange for making approximately $6.9 million of additional capital available to the Company, H.I.G. was issued (i) a Series A Term Note in the aggregate principal amount of $10 million and (ii) a Series B Senior Term Note in the aggregate principal amount of $9 million and (iii) 20,524.149 shares of Series E convertible preferred stock, par value $0.01 per share.  As a result, H.I.G. owns approximately 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis.

The recapitalization agreements have been accounted for as a troubled debt restructuring (ASC 470-60). The Credit Agreement contains provisions requiring mandatory payments upon the Notes equal to 50% of the Company’s “Excess Cash Flow” and equal to 100% of proceeds from most non-ordinary course asset dispositions, additional debt issuances or equity issuances (subject to certain exceptions in each case or as H.I.G. otherwise agrees), and contains covenant restrictions on the incurrence of additional debt, liens, leases or equity issuances (subject to certain exceptions in each case or as H.I.G. otherwise agrees).

Advisory Services

The Company entered into an Advisory Services Agreement between H.I.G. Capital, L.L.C. and the Company (the Advisory Services Agreement) on March 18, 2011 that provides for an annual monitoring fee between $250,000 and $500,000 (the Monitoring Fee) and reimbursement of all other out of pocket fees and expenses incurred by H.I.G. Capital, L.L.C..

Leases

In December 2007, the Company entered into a 20-year lease for an existing 16 building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for construction of a waste plastic washing, recycling, and reclamation facility. The property was being leased from Razorback Farms, a corporation controlled by Marjorie S. Brooks, a former director and the mother of Joe Brooks, CEO, J. Douglas Brooks, and Stephen Brooks.  Lease payments commenced on January 1, 2009, and were equal to $0.0075 per one pound of recycled resin produced from the production facility, with a minimum rent of $1,000 per month. The throughput or production rent was due quarterly and was capped throughout the term of the lease not to exceed $450,000 per year.

In March 2013, the Company purchased the 60 acres in Adair County from Razorback Watts.  As a result of this transaction, no rent expense was recognized in the first quarter of 2013.

Guaranty Agreement

In consideration for Ms. Brooks continuing to perform her obligations under a January 16, 2006 Guaranty Agreement, as amended, in favor of Liberty Bank (the Liberty Guaranty), the Company entered into a Guaranty Fee Agreement with Ms. Brooks, dated March 18, 2011 and February 15, 2012 (the Guaranty Fee Agreement), pursuant to which the Company agreed to pay to Ms. Brooks, for as long as the Liberty Guaranty remained in effect.  Concurrent with the execution of the AloStar term loan on November 15, 2012, the Liberty Note was paid in full and the Liberty Guaranty was cancelled.

Note 9: Commitments and Contingencies

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth selected information from our statements of operations (in thousands, except share and per share data).

	Quarters ended
	March 31,	March 31,
	2013	2012	% Change
	(unaudited)	(unaudited)
Net sales	$18,738	$21,761	(13.9%)
Cost of goods sold	13,965	18,102	(22.9%)
% of net sales	74.5%	83.2%
Gross margin	4,773	3,659	30.4%
% of net sales	25.5%	16.8%

Gain from asset disposition	(1)	(24)	(95.8%)
Selling and administrative costs	3,067	2,932	4.6%
% of net sales	16.4%	13.5%
Operating income	1,707	751	127.3%
% of net sales	9.1%	3.5%

Other income:
Other income	4	5	(20.0%)
Other expenses:
Net interest expense	(723)	(726)	(0.4%)
Income before dividends	988	30	*
% of net sales	5.3%	0.1%
Dividends on preferred stock	(342)	(323)	5.9%
Net income (loss) applicable to common stock	$646	$(293)	(320.5%)
% of net sales	3.4%	(1.3%)

*not meaningful as a percentage change

Net Sales

First quarter 2013 sales were down $3.0 million or 13.9% from first quarter 2012 due to a decrease in ChoiceDek® sales to BlueLinx as a result of BlueLinx lowering their inventory levels. MoistureShield® and export sales increased in the fourth quarter of 2012 due to the Winter Buy discounts.  As a result, the first quarter sales of MoistureShield® and export sales were lower in the first quarter of 2013 than they were in the first quarter of 2012.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the first quarter of 2013 was below 2012 first quarter cost, reflecting reduced sales for the quarter and reduced product cost. The product cost reduction was primarily from plant efficiencies resulting from increased production to build finished goods inventory in addition to improved manufacturing processes.

Selling and Administrative Costs

Selling and administrative costs were up $0.1 million in the first quarter of 2013 compared to the first quarter of 2012. The increase was primarily due to increased franchise taxes, recruiting expenses, and additional research and development costs.

Earnings

Operating income improved to $1.7 million in the first quarter of 2013 from $0.8 million in the first quarter of 2012. This increase reflects the reduced cost of goods sold resulting from improved manufacturing processes and production volume efficiencies.

Interest costs remained consistent with the first quarter of 2012.

Liquidity and Capital Resources

On November 15, 2012, AERT entered into a $15.0 million Loan and Security Agreement (the Agreement) with AloStar Bank of Commerce (AloStar), a state banking institution organized under the laws of the State of Alabama; $8 million as a Revolver Loan and $7.0 million as an asset-based loan (term loan).

Upon execution of the Agreement, AloStar advanced funds from the term loan in full payment of the Liberty Bank Revolving Line of Credit and the Mortgage Security Agreement. The Revolver Loan will be used to cover operating expenses as needed. At March 31, 2013, $4.2 million was available for drawdown.

The term loan requires that AloStar hold first security interest to the majority of AERT’s plant, property, equipment, and real estate. Payments on the principal portion of the loan commenced on December 1, 2012 and will be made in 36 equal monthly installments of $0.08 million plus interest.  The final installment of $4.1 million shall be due and payable on the commitment termination date.  Interest is calculated at 4.5% plus the greater of (a) 1.0% and (b) the LIBOR Rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in amounts approximately equal to the principal amount of the Loan for which such rate is being determined or, if such day is not a Business Day on the immediately preceding Business Day.  Interest accrued on the principal balance of the term loan shall be due and payable on the first day of each month, computed through the last day of the preceding month. Interest, expressed in simple interest terms as of March 31, 2013, is 5.5%.

The Revolver Loan is subject to a reserve of $1.0 million plus a maximum reserve of $1.0 million for class action claims. Interest is assessed at the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Loan for which such rate is being determined plus 4% as of March 31, 2013. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%.  The Revolver Loan is secured by 85% of accounts receivable after a reduction for amounts owed by international customers.  The Revolver Loan is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory.  The line of credit at AloStar had a balance of $1.8 million at March 31, 2013.

The Company continues to improve on liquidity by increasing plant efficiencies, decreasing our overhead costs, negotiating longer payment terms with vendors and increasing profitability within our product sector.

Cash Flows

Cash Flows from Operations

Cash provided by operations in the first quarter of 2013 was $0.9 million compared to cash provided by operations of $0.7 million in 2012.   The change is due to increased income of $0.9 million offset by a $0.3 million change in current assets and current liabilities. In anticipation of expected sales for the second quarter of 2013, the first quarter 2013 inventories increased $2.3 million from year-end 2012 as compared to a $2.4 million decrease for the same period in 2012.  For the quarter ended March 31, 2013, accounts receivable increased $0.1 million from year-end 2012 as compared to an increase for the same period in 2012 of $3.1 million, for a net change of $3.0 million that was due to decreased sales.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

The Company has significant customer concentration, with one customer representing approximately 73% of our revenue. A loss of this customer, or a major reduction in their business, would cause a significant reduction in our liquidity. We are currently working to increase our distribution network, which will reduce this customer’s concentration.

Cash Flows from Investing Activities

Cash used in investing activities in the first quarter of 2013 decreased by $0.7 million compared to the same period in 2012. This decrease in cash used was due to decreased capital expenditures.  In the first quarter of 2012, $0.6 million additional capital was spent at our Watts, Oklahoma plastics recycling facility.

Cash Flows from Financing Activities

Cash used in financing activities was $0.9 million in 2013 compared to cash provided by financing activities of $0.3 million in 2012.  The change was primarily due to the pay down of the credit line and other payments on the term note to AloStar in the first quarter of 2013.

Working Capital

At March 31, 2013, the Company had working capital of $2.5 million compared to working capital of $0.2 million at December 31, 2012. The increase in working capital was primarily due to an increase in inventories due to anticipated sales for the second quarter of 2013.

Buildings and Equipment

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

For purposes of testing impairment, we group our long-lived assets at the same level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our assets. We assess the impairment of long-lived assets, primarily consisting of property, plant, and equipment related to the extrusion and rendering of plastic materials, whenever events or circumstances indicate that the carrying value may not be recoverable. The Company believes the assets, which most significantly drive the cash-flow-generating capacity at our facilities are the assets resulting in property, plant and equipment. Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, office equipment — 3 to 6 years, and machinery and equipment — 3 to 10 years. We assess the impairment of long-lived assets, consisting of property, plant, and equipment, whenever events or circumstances indicate that the carrying value may not be recoverable.

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

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan is being made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and is funding the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan commenced on May 1, 2012.  The balance on the loan at March 31, 2013 was $2.8 million.

ODOC, under award number 14215 SSEP09, advanced $3.0 million to AERT between 2010 and 2012.  The project completion date was March 31, 2012.  As of March 31, 2012, a total of $3.0 million was spent on contract labor, contract materials, and equipment. In addition, as of March 31, 2012, matching funds of $9.2 million have been contributed (in-kind) to the project by AERT.

H.I.G. Long Term Debt

In 2011, the Company consummated related recapitalization transactions (the Transactions) with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital L.L.C. (H.I.G.).  H.I.G. exchanged secured debt in the Company for a combination of new debt and equity. In exchange for $6.9 million of additional new capital available to the Company, H.I.G. was issued:

1.	a Series A Term Note in the aggregate principal amount of $10,000,000,

2.	a Series B Senior Term Note in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder), and

3.	20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series E Preferred Stock).

As a result, H.I.G. owns approximately 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis.

The Series A Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available until March 17, 2013, after which time, the Series A Note will bear cash interest at 8.0% per annum).  Payment of cash interest has been waived until March 17, 2014.

The Series B Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks equally to the Series A Note.

The Credit Agreement contains provisions requiring mandatory payments upon the Notes equal to 50% of the Company’s “Excess Cash Flow” and equal to 100% of proceeds from most non-ordinary course asset dispositions, additional debt issuances or equity issuances (subject to certain exceptions in each case or as H.I.G. otherwise agrees), and contains covenant restrictions on the incurrence of additional debt, liens, leases or equity issuances.

Debt Covenants

The Company’s Revolver Loan with AloStar and the Company’s Credit Agreement with H.I.G. contain covenant restrictions, as defined in the respective agreements.

		March 31, 2013	Covenant	Compliance
AloStar

Adjusted EBITDA	=	$9.3M	=>$5.25M	Yes
Fixed Charge Coverage Ratio	=	3.2	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Capital Expenditures	=	$379K	< $2M	Yes

HIG:

Adjusted EBITDA	=	$9.2M	=>$7.0M	Yes
Fixed Charge Coverage Ratio	=	3.2	> 1.25:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Leverage Ratio	=	4.02	= < 3.5:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures	=	$379K	< $2.5M	Yes

On April 19, 2013, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.5 to 1.0 for four Fiscal Quarters, ending March 31, 2013.  On April 19, 2013, H.I.G. AERT LLC, waived its right to deliver a Triggering Event Redemption Notice solely as a result of the Specified Events of Default.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Joe G. Brooks, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2013, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
(principal executive officer)

/s/ J. R. Brian Hanna

J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer

Date:  May 13, 2013

Index to Exhibits

Exhibit
Number	Description

10.1	Waiver of Default – H.I.G. Credit Agreement

10.2	Waiver of “Special Events Defaults” per Series E Convertible Preferred Stock Rights

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chairman and chief executive officer.

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and accounting officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chairman and chief executive officer.

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and accounting officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document