Form 10-Q
period 2013-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2013-08-07
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2013, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 88,165,632 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q Index
PART I--FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)
	June 30, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash	$1,173	$346
Trade accounts receivable, net of allowance of $54 and $46 at June 30, 2013 and December 31, 2012, respectively	4,170	3,747
Inventories	10,296	9,468
Prepaid expenses	1,048	557
Total current assets	16,687	14,118

Land, buildings and equipment:
Land	2,220	1,989
Buildings and leasehold improvements	16,995	16,995
Machinery and equipment	48,108	47,179
Construction in progress	1,550	1,719
Total land, buildings and equipment	68,873	67,882
Less accumulated depreciation	40,626	38,145
Net land, buildings and equipment	28,247	29,737

Other assets:
Debt issuance costs, net of accumulated amortization of $449 and $262 at June 30, 2013 and December 31, 2012, respectively	1,038	1,193
Other assets	380	413
Total other assets	1,418	1,606
Total assets	$46,352	$45,461

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Liabilities and Stockholders' Deficit	(unaudited)
Current liabilities:
Accounts payable – trade	$4,940	$4,105
Accounts payable – related parties	2	591
Current maturities of long-term debt	1,780	1,195
Accruals related to expected settlement of class action lawsuit	582	1,268
Other accrued liabilities	3,570	4,422
Working capital line of credit	-	2,327
Total current liabilities	10,874	13,908

Long-term debt, less current maturities	34,360	33,800

Commitments and Contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at June 30, 2013 and December 31, 2012, including accrued unpaid dividends of $2,998 and $2,308 at June 30, 2013 and December 31, 2012, respectively	23,522	22,832

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 88,165,632 shares issued and outstanding at June 30, 2013 and at December 31, 2012	882	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at June 30, 2013 and December 31, 2012	15	15
Additional paid-in capital	53,660	53,660
Accumulated deficit	(76,961)	(79,636)
Total stockholders' deficit	(22,404)	(25,079)
Total liabilities and stockholders' deficit	$46,352	$45,461

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$24,145	$23,561	$42,883	$45,322
Cost of goods sold	18,026	17,837	31,991	35,939
Gross margin	6,119	5,724	10,892	9,383

Selling and administrative costs	3,028	3,458	6,095	6,390
Gain from asset disposition	-	-	(1)	(24)
Operating income	3,091	2,266	4,798	3,017

Other income and expenses:
Other income	11	25	15	30
Net interest expense	(725)	(755)	(1,448)	(1,481)
Net income	2,377	1,536	3,365	1,566
Dividends on preferred stock	(348)	(327)	(690)	(650)
Net income applicable to common stock	$2,029	$1,209	$2,675	$916

Income per share of common stock (basic)	$0.01	$0.00	$0.01	$0.00
Income per share of common stock (diluted)	$0.01	$0.00	$0.01	$0.00

Weighted average common shares outstanding (basic)	89,631,162	89,631,162	89,631,162	89,631,162
Weighted average common shares outstanding (diluted)	400,166,099	382,212,283	397,884,184	380,038,409

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income applicable to common stock	$2,675	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,676	2,815
Dividends on preferred stock	690	650
Accrued interest converted to long-term debt	1,154	1,054
Gain from fixed asset disposition	(1)	(24)
Increase (decrease) in accounts receivable allowance	8	(87)
Decrease in other assets	33	370
Changes in other current assets and current liabilities	(2,315)	(3,977)
Net cash provided by operating activities	4,920	1,717

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,006)	(2,132)
Proceeds from disposition of equipment	8	4
Net cash used in investing activities	(998)	(2,128)

Cash flows from financing activities:
Proceeds from the issuance of notes	-	426
Net payments on line of credit	(2,327)	(600)
Payments on notes	(736)	(394)
Releases from restricted cash	-	881
Increase in restricted cash for payment of debt and construction costs	-	(427)
Debt issuance costs	(32)	-
Net cash used in financing activities	(3,095)	(114)

Increase (decrease) in cash	827	(525)
Cash, beginning of period	346	1,083
Cash, end of period	$1,173	$558

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

Note 2: Description of the Company

AERT, founded in 1988, develops and commercializes technologies to recycle waste polyethylene plastics and develops, manufactures, and markets value-added, green building compounds. Our primary products are composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of recycled polyethylene plastic, which has been cleaned, processed, and reformulated and waste wood fiber, which has been cleaned, sized and reprocessed utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading national companies such as the BlueLinx Corporation (BlueLinx), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible (“Green”) building alternative for decking, railing, and trim products.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. The Company operates a new green-age plastic recycling, cleaning and reformulation facility at Watts, Oklahoma. The Company also leases a warehouse in Westville, Oklahoma for inventory storage. The Company commenced selling recycled plastics to third parties in 2013.

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

	Six Months Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Receivables	$(431)	$(1,835)
Inventories	(828)	1,260
Prepaid expenses	236	-
Accounts payable - trade and related parties	246	1,160
Accrued liabilities	$(1,538)	$(4,562)
	$(2,315)	$(3,977)
Cash paid for interest	$292	$429

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Unpaid dividends on preferred stock	690	650
Accrued interest exchanged for equity/notes	1,154	1,054
Notes payable for financing insurance policies	727	673
Related party accounts payable exchanged for sale of fixed assets	-	20
Forgiven related party loan guaranty fees	-	313

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates and returns, which were $1.5 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Parts and supplies	$698	$648
Raw materials	4,477	3,935
Work in process	2,040	2,034
Finished goods	3,081	2,851
	$10,296	$9,468

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

Concentration Risk

       Credit Risk

       The Company’s revenues are derived principally from national and regional building products distributors and BlueLinx, the Company’s primary decking customer. The ChoiceDek® brand of decking products sold to BlueLinx are in turn sold exclusively to Lowe’s. BlueLinx is also one of the Company’s MoistureShield® decking customers. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers. The Company derived most of its revenue from BlueLinx, its distributor of ChoiceDek® products. AERT is seeking additional distribution as a means of mitigating this risk.

Major Customers

        One customer accounted for more than 50% of accounts receivable at June 30, 2013 and at December 31, 2012, respectively. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

The Company has significant customer concentration, with one customer representing approximately 70.0% of our revenue for the six months ended June 30, 2013. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity. Due to a recent internal restructuring and realignment by this customer, including a strategic review of five distribution centers, our future sales could be impacted. As noted above, wwe are currently working to increase our distribution network, which will reduce this customer’s concentration.

Cash

  The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

As of June 30, 2013, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC §382) to approximately $0.8 million per year for the next 19 years. The impact of this limitation is approximately $27.0 million in NOL’s, which will expire before the Company can use them. Subsequent to the H.I.G. reorganization, the Company has incurred $6.9 million of net operating losses that are not subject to annual limitation. The Company may not be able to generate enough future taxable income to enable it to use its net operating loss carryforwards prior to their expiration. The Company maintains a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The estimated annual effective income tax rate for 2013 is 0% due to the use of net operating loss carryforwards.

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

The following presents the two-class method for the three and six months ended June 30, 2013 and 2012:

BASIC AND DILUTED EARNINGS PER SHARE
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income applicable to common stock	2,029	1,209	2,675	916
Preferred stock dividend	348	327	690	650
Income before dividends	2,377	1,536	3,365	1,566

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00	$0.00	$0.00
Preferred	$0.00	$0.00	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$16.94	$15.96	$33.62	$31.68

Undistributed earnings per share:
Common	$0.01	$0.00	$0.01	$0.00
Preferred	$76.75	$45.10	$100.99	$34.12

Total basic earnings per common and participating share:
Common	$0.01	$0.00	$0.01	$0.00
Preferred	$93.68	$61.06	$134.61	$65.80

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162	89,631,162	89,631,162
Participating preferred shares - if converted	310,534,937	292,581,121	308,253,022	290,407,247
Total weighted average number of shares	400,166,099	382,212,283	397,884,184	380,038,409

Total weighted average number of preferred shares	20,524	20,524	20,524	20,524

Reconciliation of the Numerator and Denominator of the basic Earnings per Share computation, presented in thousands, except share data:

	Three months ended
	June 30, 2013			June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income applicable to common stock	$454	89,631,162	0.01	$284	89,631,162	0.00

Effect of Dilutive Securities
Convertible preferred stock	$1,575	310,534,937		$925	292,581,121

Diluted EPS
Net income applicable to common stock plus assumed conversions	$2,029	400,166,099	0.01	$1,209	382,212,283	0.00

	Six months ended
	June 30, 2013			June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income applicable to common stock	$603	89,631,162	0.01	$216	89,631,162	0.00

Effect of Dilutive Securities
Convertible preferred stock	$2,072	308,253,022		$700	290,407,247

Diluted EPS
Net income applicable to common stock plus assumed conversions	$2,675	397,884,184	0.01	$916	380,038,409	0.00

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at June 30, 2012. The following schedule presents antidilutive securities.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(unaudited)	(unaudited)
Options	350,000	350,000

Although these financial instruments were not included due to being antidilutive for the three and six months ended June 30, 2012, such financial instruments may become dilutive and would then need to be included with future calculations of diluted EPS.

Note 7: Line of Credit

AERT has a line of credit (Revolver Loan) agreement with AloStar Bank of Commerce (AloStar). The $8.0 million Revolver Loan is subject to a reserve of $1.0 million plus a maximum reserve of $1.0 million or the actual reserve ($0.6 million at June 30, 2013) for class action claims. Interest is assessed at the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver Loan for which such rate is being determined plus 4% at June 30, 2013. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%. The interest rate at June 30, 2013 was 5%. The Revolver Loan is secured by 85% of accounts receivable after a reduction for amounts owed by international customers. The Revolver Loan is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory. The Revolver at AloStar had a $0.0 balance at June 30, 2013. The proceeds available to draw down on the Revolver loan at June 30, 2013 were $6.4 million.

Note 8:  Related Party Transactions

Recapitalization

In 2011, the Company consummated related recapitalization transactions with H.I.G. AERT, LLC. In exchange for making approximately $6.9 million of additional capital available to the Company that was partially used to pay down notes and accounts payable, H.I.G. was issued (i) a Series A Term Note in the aggregate principal amount of $10 million and (ii) a Series B Senior Term Note in the aggregate principal amount of $9 million and (iii) 20,524.149 shares of Series E convertible preferred stock, par value $0.01 per share. As a result, H.I.G. owns approximately 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis.

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

Advisory Services

The Company entered into an Advisory Services Agreement between H.I.G. Capital, L.L.C. and the Company (the Advisory Services Agreement) on March 18, 2011 that provides for an annual monitoring fee between $250,000 and $500,000 (the Monitoring Fee) and reimbursement of all other out of pocket fees and expenses incurred by H.I.G. Capital, L.L.C.

Note 9: Commitments and Contingencies

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Note 10:  Subsequent Event

On July 17, 2013, the Company experienced a fire at its Springdale North extrusion facility and a silo fire on July 25, 2013, at its Lowell facility. The facilities have been closed temporarily while the Company, local, state, and federal officials investigate. Other AERT facilities remain operational. While AERT believes it has adequate insurance, it is possible that loss of production may affect third quarter 2013 earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth selected information from our statements of operations (in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012	% Change
	(unaudited)	(unaudited)
Net sales	$24,145	$23,561	2.5%
Cost of goods sold	18,026	17,837	1.1%
% of net sales	74.7%	75.7%
Gross margin	6,119	5,724	6.9%
% of net sales	25.3%	24.3%

Selling and administrative costs	3,028	3,458	(12.4%)
% of net sales	12.5%	14.7%
Operating income	3,091	2,266	36.4%
% of net sales	12.8%	9.6%

Other income:
Other income	11	25	(56.0%)
Other expenses:
Net interest expense	(725)	(755)	(4.0%)
Income before dividends	2,377	1,536	54.8%
% of net sales	9.8%	6.5%
Dividends on preferred stock	(348)	(327)	6.4%
Net income applicable to common stock	$2,029	$1,209	67.8%
% of net sales	8.4%	5.1%

Net Sales

Second quarter 2013 sales were up $0.6 million or 2.5% from second quarter 2012 due to improved economic conditions.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the second quarter of 2013 was up 1.1% from the second quarter 2012 cost, reflecting increased sales for the quarter; as a percent of net sales, gross margin improved due to reduced raw material costs, and improved manufacturing efficiencies.

Selling and Administrative Costs

Selling and administrative costs were down 12.4% for the second quarter 2013 compared to the second quarter of 2012. The decrease was due primarily to decreased payroll and related expenses, reduced advertising, and decreased professional fees.

Earnings

Operating income improved to $3.0 million in the second quarter of 2013 from $2.3 million in the second quarter of 2012. This increase is due to higher sales volume and improved gross margin, as well as, reduced selling and administrative expenses.

Interest costs decreased 4% compared to the second quarter of 2012 largely reflecting reduced interest rates.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth selected information from our statements of operations (in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012	% Change
	(unaudited)	(unaudited)
Net sales	$42,883	$45,322	(5.4%)
Cost of goods sold	31,991	35,939	(11.0%)
% of net sales	74.6%	79.3%
Gross margin	10,892	9,383	16.1%
% of net sales	25.4%	20.7%

Gain from asset disposition	(1)	(24)	(95.8%)
Selling and administrative costs	6,095	6,390	(4.6%)
% of net sales	14.2%	14.1%
Operating income	4,798	3,017	59.0%
% of net sales	11.2%	6.7%

Other income:
Other income	15	30	(50.0%)
Other expenses:
Net interest expense	(1,448)	(1,481)	(2.2%)
Income before dividends	3,365	1,566	114.9%
% of net sales	7.8%	3.5%
Dividends on preferred stock	(690)	(650)	6.2%
Net income applicable to common stock	$2,675	$916	192.0%
% of net sales	6.2%	2.0%

Net Sales

Sales for the six months ended June 30, 2013 were down $2.4 million or 5.4% from the same period 2012. MoistureShield® and export sales increased in the fourth quarter of 2012 due to the Winter Buy discounts. As a result, the sales of MoistureShield® and export sales were lower in the first six months of 2013 than they were in the first six months of 2012. This decrease was offset by an increase in ChoiceDek® sales.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the first six months of 2013 was 11.0% below 2012 cost for the same period, reflecting reduced sales for the first six months and reduced product cost. The product cost reduction was primarily due to reduced raw material costs and improved manufacturing efficiencies.

Selling and Administrative Costs

Selling and administrative costs were down $0.3 million in the first six months of 2013 compared to the first six months of 2012. The decrease was primarily due to decreased incentives compensation accrual and lower professional fees offset by higher bank amortization fees, increased recruiting, increased research and development cost, and increased franchise taxes.

Earnings

Operating income improved by $1.8 million for the six months ended June 30, 2013 as compared to the same period in 2012. This increase reflects the reduced cost of goods sold resulting from reduced raw material costs, improved plant efficiencies, and reduced selling and administrative expense partially offset by a decrease in net sales.

Interest costs remained consistent with the six months ended June 30, 2012.

Liquidity and Capital Resources

On November 15, 2012, AERT entered into a $15.0 million Loan and Security Agreement (the Agreement) with AloStar Bank of Commerce (AloStar), a state banking institution organized under the laws of the State of Alabama; $8 million as a Revolver Loan and $7.0 million as an asset-based loan (term loan).

Upon execution of the Agreement, AloStar advanced funds from the term loan in full payment of the Liberty Bank Revolving Line of Credit and the Mortgage Security Agreement. The Revolver Loan will be used to cover operating expenses as needed. At June 30, 2013, $6.4 million was available for drawdown and $1.2 million cash was available on deposit with AloStar.

The Company continues to improve on liquidity by increasing plant efficiencies, decreasing our overhead costs, negotiating better payment terms with vendors, reduced raw material costs, and increasing profitability within our product sector.

Cash Flows

Cash Flows from Operations

Cash provided by operations in the six months of 2013 was $4.9 million compared to cash provided by operations of $1.7 million in 2012. A majority of the change is due to increased net income applicable to common stock of $1.8 million and a $1.7 million change in current assets and current liabilities. The largest change in current assets and current liabilities was the accrued liability change of $3.0 million primarily due to the reduction of the accrued returns associated with Lowe’s inventory refresh for the first six months of 2012. Inventories for the first six months of 2013 decreased $0.8 million from year-end 2012 as compared to a $1.2 million increase for the same period in 2012. For the six months ended June 30, 2013, accounts receivable increased $0.4 million from year-end 2012 as compared to an increase for the same period in 2012 of $1.8 million, for a net change of $1.4 million that was due to decreased sales.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

The Company has significant customer concentration, with one customer representing approximately 73.8% of our revenue. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity. We are currently working to increase our distribution network, which will reduce this customer’s concentration.

Cash Flows from Investing Activities

Cash used in investing activities in the second quarter of 2013 decreased by $1.1 million compared to the same period in 2012. This change was due to decreased capital expenditures at our Watts facility in 2013 compared to 2012.

Cash Flows from Financing Activities

Cash used in financing activities was $3.0 million for the first six months of 2013 compared to cash used in financing activities of $0.1 million in 2012. The change was primarily due to the pay down of the credit line and other payments on the term note to AloStar in the first six months of 2013.

Working Capital

At June 30, 2013, the Company had working capital of $5.8 million compared to working capital of $0.2 million at December 31, 2012. The increase in working capital was primarily due to a decrease in the line of credit and a reduction of the accrual for the class action law suit.

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

For purposes of testing impairment, we group our long-lived assets at the same level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our assets. We assess the impairment of long-lived assets, primarily consisting of property, plant, and equipment related to the extrusion and rendering of plastic materials, whenever events or circumstances indicate that the carrying value may not be recoverable. The Company believes that its property, plant, and equipment generates sufficient cash flow. Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, office equipment — 3 to 6 years, and machinery and equipment — 3 to 10 years. “Office Equipment”, as of June 30, 2013, has been combined with “Machinery and Equipment” for ease in reporting and to aid the user. We assess the impairment of long-lived assets, consisting of property, plant, and equipment, whenever events or circumstances indicate that the carrying value may not be recoverable.

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

Debt

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The balance on the loan at June 30, 2013 was $2.8 million.

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

The Series A Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available until March 17, 2013, after which time, the Series A Note will bear cash interest at 8.0% per annum). On July 16, 2013, payment of cash interest has been waived until January 1, 2014.

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

		June 30, 2013	Covenant	Compliance
AloStar

Adjusted EBITDA	=	$9.9M	=>$5.25M	Yes
Fixed Charge Coverage Ratio	=	3.4	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Capital Expenditures	=	$1.1M	< $4.5M	Yes

HIG:

Adjusted EBITDA	=	$10.1M	=>$7.5M	Yes
Fixed Charge Coverage Ratio	=	3.6	> 1.25:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Leverage Ratio	=	3.57	= < 3.5:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures	=	$1.1M	< $2.5M	Yes

On July 16, 2013, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.5 to 1.0 for four Fiscal Quarters, ending June 30, 2013. On July 16, 2013, H.I.G. AERT LLC waived its right to deliver a Triggering Event Redemption Notice solely as a result of the Specified Events of Default.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Joe G. Brooks, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2013, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ Joe G. Brooks
Joe G. Brooks,
Chairman and Chief Executive Officer
(principal executive officer)

/s/ J. R. Brian Hanna
J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer

Date:  August 7, 2013

Index to Exhibits

Exhibit Number	Description

10.1	Waiver of Default – H.I.G. Credit Agreement

10.2	Waiver of “Special Events Defaults” per Series E Convertible Preferred Stock Rights

10.3	Waiver of “Special Events Defaults” per Series A Term Loan Interest

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chairman and chief executive officer

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and accounting officer

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chairman and chief executive officer

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and accounting officer

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document