Form 10-Q
period 2013-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2013-11-07
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2013, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 88,165,632 and the number of shares outstanding of the Registrant’s Class B Common Stock was 1,465,530.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	September 30, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash	$45	$346
Trade accounts receivable, net of allowance of $69 and $46 at September 30, 2013 and December 31, 2012, respectively	3,614	3,747
Accounts receivable -- related party	18	-
Insurance proceeds receivable	2,500	-
Inventories	10,057	9,468
Prepaid expenses	857	557
Total current assets	17,091	14,118

Land, buildings and equipment:
Land	2,220	1,989
Buildings and leasehold improvements	16,995	16,995
Machinery and equipment	48,170	47,179
Construction in progress	3,238	1,719
Total land, buildings and equipment	70,623	67,882
Less accumulated depreciation	41,584	38,145
Net land, buildings and equipment	29,039	29,737

Other assets:
Debt issuance costs, net of accumulated amortization of $541 and $262 at September 30, 2013 and December 31, 2012, respectively	946	1,193
Other assets	434	413
Total other assets	1,380	1,606
Total assets	$47,510	$45,461

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Liabilities and Stockholders' Deficit	(unaudited)
Current liabilities:
Accounts payable – trade	$3,873	$4,105
Accounts payable – related parties	-	591
Current maturities of long-term debt	1,495	1,195
Accruals related to expected settlement of class action lawsuit	305	1,268
Other accrued liabilities	4,586	4,422
Working capital line of credit	2,201	2,327
Total current liabilities	12,460	13,908

Long-term debt, less current maturities	34,660	33,800

Commitments and Contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at September 30, 2013 and December 31, 2012, including accrued unpaid dividends of $3,351 and $2,308 at September 30, 2013 and December 31, 2012, respectively	23,875	22,832

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 88,165,632 shares issued and outstanding at September 30, 2013 and December 31, 2012	882	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at September 30, 2013 and December 31, 2012	15	15
Additional paid-in capital	53,660	53,660
Accumulated deficit	(78,042)	(79,636)
Total stockholders' deficit	(23,485)	(25,079)
Total liabilities and stockholders' deficit	$47,510	$45,461

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$14,705	$17,803	$57,588	$63,125
Cost of goods sold	14,362	14,193	46,353	50,131
Gross margin	343	3,610	11,235	12,994

Selling and administrative costs	2,772	2,069	8,867	8,459
Gain from asset disposition	(3)	-	(4)	(24)
Operating income (loss)	(2,426)	1,541	2,372	4,559

Other income (expense):
Income from insurance proceeds	2,500	-	2,500	-
Other income (expense)	(76)	17	(61)	47
Net interest expense	(726)	(752)	(2,174)	(2,232)
Net income (loss)	(728)	806	2,637	2,374
Dividends on preferred stock	(353)	(332)	(1,043)	(983)
Net income (loss) applicable to common stock	$(1,081)	$474	$1,594	$1,391

Income (loss) per share of common stock (basic and diluted)	$(0.01)	$0.00	$0.00	$0.00

Weighted average common shares outstanding (basic and diluted)	89,631,162	89,631,162	89,631,162	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income applicable to common stock	$1,594	$1,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,726	4,244
Dividends on preferred stock	1,043	983
Accrued interest converted to long-term debt	1,751	1,599
Gain from fixed asset disposition	(4)	(24)
Income from insurance proceeds	(2,500)	-
Increase (decrease) in accounts receivable allowance	23	(108)
Changes in other assets	(20)	554
Changes in other current assets and current liabilities	(1,693)	(4,704)
Net cash provided by operating activities	3,920	3,935

Cash flows from investing activities:
Purchases of land, buildings and equipment	(2,756)	(2,835)
Proceeds from disposition of equipment	11	4
Net cash used in investing activities	(2,745)	(2,831)

Cash flows from financing activities:
Proceeds from the issuance of notes	-	426
Net payments on line of credit	(126)	(1,250)
Payments on notes	(1,318)	(742)
Releases from restricted cash	-	881
Decrease in restricted cash for payment of debt and construction costs	-	(426)
Debt issuance costs	(32)	-
Net cash used in financing activities	(1,476)	(1,111)

Decrease in cash	(301)	(7)
Cash, beginning of period	346	1,083
Cash, end of period	$45	$1,076

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

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. The Company operates a plastic recycling, cleaning and reformulation facility at Watts, Oklahoma. The Company also leases a warehouse in Westville, Oklahoma for inventory storage.

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

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Receivables	$74	$(730)
Inventories	(589)	1,421
Prepaid expenses	426	-
Accounts payable - trade and related parties	(805)	396
Accrued liabilities	(799)	(5,791)
	$(1,693)	$(4,704)
Cash paid for interest	$422	$633

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Notes payable for financing insurance policies	727	673
Related party accounts payable exchanged for sale of fixed assets	-	20
Forgiven related party loan guaranty fee	-	313
Dividends on preferred stock transferred to equity	1,043	983
Accrued interest converted to long-term debt	1,751	1,599
Note payable for equipment	-	45

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates and returns, which were $2.6 million for the nine months ended September 30 for both 2012 and 2013.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Parts and supplies	$480	$648
Raw materials	4,948	3,935
Work in process	2,487	2,034
Finished goods	2,142	2,851
	$10,057	$9,468

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

Concentration Risk

Credit Risk

The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers. Additionally, the Company extends unsecured credit to its customers.  The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses. One customer accounted for more than 50% of accounts receivable at September 30, 2013 and December 31, 2012.

Major Customers

The Company’s revenues are derived principally from national and regional building products distributors. BlueLinx is the Company’s largest single customer, distributing both the ChoiceDek® brand of decking products sold exclusively at Lowe’s as well as the Company’s MoistureShield® decking products in select geographies. For the nine months ended September 30, 2013, BlueLinx represented more than 50% of the Company’s revenue. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity. We are currently working to increase our distribution network that will reduce this customer’s concentration.

Cash

The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

As of September 30, 2013, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC §382) to approximately $0.8 million per year for the next 19 years. The impact of this limitation is approximately $27.0 million in NOL’s, which will expire before the Company can use them. Subsequent to the H.I.G. reorganization, the Company has incurred $6.9 million of net operating losses that are not subject to annual limitation. The Company may not be able to generate enough future taxable income to enable it to use its net operating loss carryforwards prior to their expiration. The Company maintains a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The estimated annual effective income tax rate for 2013 is 0% due to the use of net operating loss carryforwards.

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

The following presents the two-class method for the three and nine months ended September 30, 2013 and 2012:

BASIC AND DILUTED EARNINGS PER SHARE
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) applicable to common stock	(1,081)	474	1,594	1,391
Preferred stock dividend	353	332	1,043	983
Income (loss) before dividends	(728)	806	2,637	2,374

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00	$0.00	$0.00
Preferred	$0.00	$0.00	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$17.19	$16.20	$50.81	$47.88

Undistributed earnings (loss) per share:
Common	$(0.01)	$0.00	$0.00	$0.00
Preferred	-	$17.75	$60.28	$51.87

Total basic earnings (loss) per common and participating share:
Common	$(0.01)	$0.00	$0.00	$0.00
Preferred	$17.19	$33.95	$111.09	$99.75

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162	89,631,162	89,631,162
Participating preferred shares - if converted	315,175,913	296,986,254	310,586,011	292,613,286
Total weighted average number of shares	404,807,075	386,617,416	400,217,173	382,244,448

Total weighted average number of preferred shares	20,524	20,524	20,524	20,524

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at September 30, 2012 and 2013. The following schedule presents antidilutive securities:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Series E Preferred Stock	318,329,197	299,924,762	318,329,197	299,924,762

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included with future calculations of diluted EPS.

Note 7: Line of Credit

AERT has a line of credit (Revolver Loan) agreement with AloStar Bank of Commerce (AloStar). The $8.0 million Revolver Loan is subject to a reserve of $1.0 million plus a maximum reserve of $1.0 million or the actual reserve for class action claims ($0.3 million at September 30, 2013). Interest is assessed at the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver Loan for which such rate is being determined plus 4% at September 30, 2013. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%. The interest rate at September 30, 2013 was 5%. The Revolver Loan is secured by 85% of accounts receivable after a reduction for amounts owed by international customers. The Revolver Loan is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory. The Revolver at AloStar had a $2.2 million balance at September 30, 2013. The proceeds available to draw down on the Revolver loan at September 30, 2013 were $4.5 million.

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

Raw Material Purchases

During 2013, AERT purchased raw materials from Green Country Recycling (GCR). Joe G. Brooks, AERT’s Chairman of the Board, acts as an advisor to GCR to help develop and commercialize new plastic recycling processes. Raw materials purchases as of September 30, 2013, in aggregate, total $0.2 million with no balance outstanding at the end of the quarter. The account payable has terms of 10 days net and bears no interest.

GCR is headquartered in the warehouse currently under lease by AERT in Westville, Oklahoma. The building rent is shared by GCR and AERT.  Separate contracts with the lessor are in effect. Utility costs are shared. As of September 30, 2013, GCR has paid to AERT $41,000 for monthly utility costs and has an outstanding balance for utility costs incurred of $30,000.

Note 9:  Commitments and Contingencies

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Note 10:  Business Interruption

On July 17, 2013, the Company experienced a fire at its Springdale North extrusion facility and a silo fire on July 25, 2013, at its Lowell facility. These facilities were closed temporarily while the Company, local, state, and federal officials investigated and repairs were made. The Lowell plant re-commenced operations on July 30, while the first line at the extrusion plant re-commenced production on August 16. The remaining four extrusion lines were brought back into operation between August 17 and August 23, 2013. Final adjustments and repairs to the extrusion lines are still in progress.

The company has estimated the financial impact of the incident to be up to $7 million, most of which relates to business interruption. The insurers advanced $2.5 million in October 2013 in relation to the Springdale fire; however, no settlement has been reached. The Company has included the $2.5 million advance as a current receivable on the September 30, 2013 Balance Sheet and as “Income from insurance proceeds” on the Statement of Operations for the nine months ended September 30, 2013.

Investigations into the cause of the fire are on-going. AERT has received no assessment for fines or penalties as of September 30, 2013. AERT believes it has adequate insurance to repair and/or replace the production equipment. AERT is also confident that it has sufficient insurance to cover the costs of the business interruption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth selected information from our statements of operations (in thousands):

	Three Months Ended
	September 30,	September 30,
	2013	2012	% Change
	(unaudited)	(unaudited)
Net sales	$14,705	$17,803	(17.4%)
Cost of goods sold	14,362	14,193	1.2%
% of net sales	97.7%	79.7%
Gross margin	343	3,610	(90.5%)
% of net sales	2.3%	20.3%

Selling and administrative costs	2,772	2,069	34.0%
Gain from asset disposition	(3)	-	0.0%
% of net sales	18.8%	11.6%
Operating income	(2,426)	1,541	(257.4%)
% of net sales	(16.5%)	8.7%

Other income (expense):
Income from insurance proceeds	2,500	-	*
Other income (expense)	(76)	17	(547.1%)
Net interest expense	(726)	(752)	(3.5%)
Income before dividends	(728)	806	(190.3%)
% of net sales	(5.0%)	4.5%
Dividends on preferred stock	(353)	(332)	6.3%
Net income (loss) applicable to common stock	$(1,081)	$474	(328.1%)
% of net sales	(7.4%)	2.7%

*Not a meaningful percent

Net Sales

Third quarter 2013 sales were down $3.1 million or 17.4% from third quarter 2012 largely due to lost production as a result of a fire on July 17, 2013 at the extrusion facility in Springdale. The first line at the extrusion plant re-commenced operations on August 16. The remaining four extrusion lines were brought back into operation between August 17 and August 23, 2013. Final adjustments and repairs to the extrusion lines are still in progress.

Cost of Goods Sold

Total cost of goods sold for the third quarter of 2013 was up 1.2% from the third quarter 2012 cost, reflecting increased manufacturing overhead and direct labor costs incurred due to the retention of our skilled labor force during the time of lost production. In the third quarter 2012, a portion of the net settlement recovery from Ross Systems, Inc. was offset against manufacturing costs previously incurred.

Selling and Administrative Costs

Selling and administrative costs were up 34% for the third quarter 2013 compared to the third quarter of 2012. In the third quarter 2012, a portion of the net settlement recovery from Ross Systems, Inc. was offset against administrative costs previously incurred. Selling and administrative costs increased due to the hiring of additional employees, additional advertising and promotion expenses, and amortization of bank fees.

Earnings

Operating income decreased $4.0 million in the third quarter of 2013 due primarily to loss of production and sales associated with the fire. The insurance company advanced $2.5 million in early October 2013 in relation to the Springdale fire; however, no settlement has been reached. The Company has included the $2.5 million advance as a current receivable on the September 30, 2013 Balance Sheet and as other income on the Statement of Operations for the nine months ended September 30, 2013.

Interest costs decreased 3.5% compared to the third quarter of 2012 largely reflecting reduced interest rates.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth selected information from our statements of operations (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2013	2012	% Change
	(unaudited)	(unaudited)
Net sales	$57,588	$63,125	(8.8%)
Cost of goods sold	46,353	50,131	(7.5%)
% of net sales	80.5%	79.4%
Gross margin	11,235	12,994	(13.5%)
% of net sales	19.5%	20.6%

Selling and administrative costs	8,867	8,459	4.8%
Gain from asset disposition	(4)	(24)	(83.3%)
% of net sales	15.4%	13.4%
Operating income	2,372	4,559	(48.0%)
% of net sales	4.1%	7.2%

Other income (expense):
Income from insurance proceeds	2,500	-	*
Other income (expense)	(61)	47	(229.8%)
Net interest expense	(2,174)	(2,232)	(2.6%)
Income before dividends	2,637	2,374	11.1%
% of net sales	4.6%	3.8%
Dividends on preferred stock	(1,043)	(983)	6.1%
Net income applicable to common stock	$1,594	$1,391	14.6%
% of net sales	2.8%	2.2%

* Not a meaningful percent

Net Sales

Sales for the nine months ended September 30, 2013 were down $5.5 million or 8.8% from the same period 2012 primarily due to lost production as a result of a fire on July 17, 2013 at the extrusion facility in Springdale. The first line at the extrusion plant re-commenced operations on August 16. The remaining four extrusion lines were brought back into operation between August 17 and August 23, 2013.

MoistureShield® and export sales increased in the fourth quarter of 2012 due to the Winter Buy discounts. As a result, the sales of MoistureShield® and export sales were lower in the first nine months of 2013 than they were in the first nine months of 2012.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the first nine months of 2013 was 7.5% below 2012 cost for the same period, reflecting reduced sales for the first nine months of 2013. As a percentage of sales, gross margin for the first nine months of 2013 was 1.1 percentage points lower due to increased manufacturing overhead and direct labor costs incurred due to the retention of a skilled labor force during the time of the lost production. In the first nine months of 2012, a portion of the net settlement recovery from Ross Systems, Inc. was offset against manufacturing costs previously incurred.

Selling and Administrative Costs

Selling and administrative costs were up 4.8% in the first nine months of 2013 compared to the first nine months of 2012. In the third quarter of 2012, a portion of the net settlement recovery from Ross Systems, Inc. was offset against administrative costs previously incurred. Selling and administrative costs were also up due to additional amortization of bank fees, recruiting costs, additional research and development expenses offset by a decrease in professional fees.

Earnings

Operating income decreased $2.2 million for the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease reflects lost sales as a result of reduced production due to the fire in our Springdale extrusion plant.  The insurance company advanced $2.5 million in early October 2013 in relation to the Springdale fire; however, no settlement has been reached. The Company has included the $2.5 million advance as a current receivable on the September 30, 2013Balance Sheet and as other income on the Statement of Operations for the nine months ended September 30, 2013.

Liquidity and Capital Resources

On November 15, 2012, AERT entered into a $15.0 million Loan and Security Agreement (the Agreement) with AloStar Bank of Commerce (AloStar), a state banking institution organized under the laws of the State of Alabama; $8 million as a Revolver Loan and $7.0 million as an asset-based loan (term loan).

Upon execution of the Agreement, AloStar advanced funds from the term loan in full payment of the Liberty Bank Revolving Line of Credit and the Mortgage Security Agreement. The Revolver Loan will be used to cover operating expenses as needed. At September 30, 2013, $4.5 million was available for draw down.

The Company continues to improve on liquidity by increasing plant efficiencies, decreasing our overhead costs, negotiating better payment terms with vendors, reduced raw material costs, and increasing profitability within our product sector.

Cash Flows

Cash Flows from Operations

Cash provided by operations in the first nine months of 2013 was $3.9 million, the same amount as for the first nine months of 2012. A comparison between the first nine months of 2013 and the same period of 2012 shows a change in current assets and liabilities of $3.0 million. This change is due to:

•	$0.8 million change in accounts receivable reflecting lower sales in 2013
•	$4.7 million change in accrued liabilities due to the Lowe’s inventory refresh paid in 2012
•	$1.2 million change in accounts payable as a result of reduced purchases of raw materials in September 2013
•	$2.0 million change in inventories as a result of outstanding purchase orders issued for raw materials prior to the fire

The $2.5 million anticipated insurance proceeds reflected in the quarter ended September 30, 2013 were subsequently received in October 2013.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

The Company has significant customer concentration, with one customer representing more than 50% of our revenue. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity. We are currently working to expand our distribution network, which will reduce this customer’s concentration.

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of 2013 decreased slightly from the same period last year. This change was due to reduced capital expenditures at our Watts facility in 2013 compared to 2012 offset by an increase in capital expenditures at our Springdale South extrusion plant.

Cash Flows from Financing Activities

Cash used in financing activities was $1.5 million for the first nine months of 2013 compared to cash used in financing activities of $1.1 million in 2012. The change was primarily due to the pay down of the term note to AloStar in the first nine months of 2013.

Working Capital

At September 30, 2013, the Company had working capital of $4.6 million compared to working capital of $0.2 million at December 31, 2012. The increase in working capital was primarily due to the receivable for fire damage and a reduction of the accrual for the class action lawsuit.

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

For purposes of testing impairment, we group our long-lived assets at the same level for which there are identifiable cash flows independent of other asset groups. Currently, there is only one level of aggregation for our assets. We assess the impairment of long-lived assets, primarily consisting of property, plant, and equipment related to the extrusion and rendering of plastic materials, whenever events or circumstances indicate that the carrying value may not be recoverable. The Company believes that its property, plant, and equipment generate sufficient cash flow. Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, machinery and equipment — 3 to 10 years. We assess the impairment of long-lived assets, consisting of property, plant, and equipment, whenever events or circumstances indicate that the carrying value may not be recoverable.

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

Debt

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The balance on the loan at September 30, 2013 was $2.8 million.

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

The Series A Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available until March 17, 2013, after which time, the Series A Note will bear cash interest at 8.0% per annum). On July 16, 2013, payment of cash interest was waived until January 1, 2014.

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

		September 30, 2013	Covenant	Compliance
AloStar

Adjusted EBITDA	=	$7.9M	=>$5.5M	Yes
Fixed Charge Coverage Ratio	=	2.1	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Capital Expenditures	=	$2.8M	< $4.5M	Yes

HIG:

Adjusted EBITDA	=	$7.9M	=>$8.0M	No, Waived
Fixed Charge Coverage Ratio	=	2.2	> 1.50	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Leverage Ratio	=	4.83	= < 3.25:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures	=	$2.8	< $2.5M	No, Waived

On October 7, 2013, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.25 to 1.0 for the four Fiscal Quarters ending September 30, 2013. H.I.G. AERT, LLC also waived the Specified Events of Default as a result of AERT exceeding the maximum capital expenditure requirement of $2.5 million and for failing to achieve EBITDA of greater than $8.0 million. In addition, on October 7, 2013, H.I.G. AERT LLC waived its right to deliver a Triggering Event Redemption Notice solely as a result of the Specified Events of Default.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2013, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

By: /s/ Tim Morrison
Tim Morrison,
Chief Executive Officer
(principal executive officer)

/s/ J. R. Brian Hanna
J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer

Date:  November 7, 2013

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