Form 10-K/A
period 2012-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2013-12-13
CIK 849706

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

Number of shares of common stock outstanding at March 30, 2013: Class A — 88,165,632; Class B — 1,465,530

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2013 annual meeting scheduled to be held in June 19, 2013, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

EXPLANATORY NOTE

We are filing this amendment on Form 10-K/A to amend and restate in the following items on Form 10-K for the year ended December 31, 2012 as originally filed with the Securities and Exchange Commission on March 15, 2013.

•	Note 11: Commitments and Contingencies
Class Action Lawsuits

The note concerning class action lawsuits, erroreously omitted from the original filing, is included in this filing.  The note will continue to be included in filings where appropriate.

•	Exhibits 32.1 and 32.2

The Exhibits have been updated to reflect the correct reporting period for certification by the Principal Operating Officer and the Principal Accounting Officer.

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

/s/ TIMOTHY D. MORRISON Timothy D. Morrison, Chief Executive Officer and Director (principal executive officer)

/s/ J. R. BRIAN HANNA J. R. Brian Hanna, Chief Financial Officer and Principal Accounting Officer

Date: December 13, 2013

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

/s/ TIMOTHY D. MORRISON	Chief Executive Officer and Director	December 13, 2013
Timothy D. Morrison

/s/ RANDALL D. GOTTLIEB	President	December 13, 2013
Randall D. Gottlieb

/s/ BOBBY J. SHETH	Secretary and Director	December 13, 2013
Bobby J. Sheth

/s/ JACKSON S. CRAIG	Director	December 13, 2013
Jackson S. Craig

/s/ TODD J. OFENLOCH	Director	December 13, 2013
Todd J. Ofenloch

/s/ MICHAEL R. PHILLIPS	Director	December 13, 2013
Michael R. Phillips

/s/ VERNON J. RICHARDSON	Director	December 13, 2013
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

At December 31, 2012, the Company had a total remaining balance in accrued expenses of $1.3 million associated with the settlement of the class action lawsuit. The decrease in the accrual is due to claims settlements during 2012.

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

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit
32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chairman and chief executive officer
32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer