Form 10-K/A
period 2012-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2013-12-13
CIK 849706

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

EXPLANATORY NOTE

We are filing this amendment  number 2 on Form 10-K/A to amend and restate in the following items on Form 10-K for the year ended December 31, 2012 as originally filed with the Securities and Exchange Commission on March 15, 2013.

•	Exhibits 32.1

The Exhibit has been updated to reflect the correct certifying officer for certification by the Principal Operating Officer.

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