Form 10-Q/A
period 2013-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2013-12-13
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this amendment on Form 10-Q/A to amend and restate the following items on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as originally filed with the Securities and Exchange Commission on August 7, 2013.

•	Exhibits 32.1 and 32.2

The Exhibits have been updated to reflect the correct reporting period for certification by the Principal Operating Officer and thePrincipal Accounting Officer.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

Form 10-Q/A Index
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

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ Timothy D. Morrison
Timothy D. Morrison,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ J. R. Brian Hanna
J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer

Date:  December 13, 2013

Index to Exhibits

Exhibit Number	Description

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chairman and chief executive officer

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and accounting officer