Form 10-Q/A
period 2013-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2013-12-13
CIK 849706

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

EXPLANATORY NOTE

We are filing this amendment number 2 on Form 10-Q/A to amend and restate the following items on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as originally filed with the Securities and Exchange Commission on August 7, 2013.

•	Exhibits 32.1

The Exhibit has been corrected to reflect the correct certifying officer for certification by the Principal Operating Officer.

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