Form 10-K/A
period 2012-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2013-12-19
CIK 849706

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

EXPLANATORY NOTE

We are filing amendment #3 on Form 10-K/A to amend and restate in the following items on Form 10-K for the year ended December 31, 2012 as originally filed with the Securities and Exchange Commission on March 15, 2013.

•	Exhibits 31.1 and 31.2

Erroneously omitted from filing amendment #2, Section 302 certifications follow as Exhibits 31.1 and 31.2.

•	Exhibits 32.1 and 32.2

Section 906 certifications follow as Exhibits 32.1 and 32.2.

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

/s/ TIMOTHY D. MORRISON Timothy D. Morrison, Chief Executive Officer and Director (principal executive officer)

/s/ J. R. BRIAN HANNA J. R. Brian Hanna, Chief Financial Officer and Principal Accounting Officer

Date: December 19, 2013

POWER OF ATTORNEY

The undersigned directors and officers of Advanced Environmental Recycling Technologies, Inc. hereby constitute and appoint Timothy D. Morrison our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report on Form 10-K/A to be filed with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact and agent shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ TIMOTHY D. MORRISON	Chief Executive Officer and Director	December 19, 2013
Timothy D. Morrison

/s/ RANDALL D. GOTTLIEB	President	December 19, 2013
Randall D. Gottlieb

/s/ BOBBY J. SHETH	Secretary and Director	December 19, 2013
Bobby J. Sheth

/s/ JACKSON S. CRAIG	Director	December 19, 2013
Jackson S. Craig

/s/ TODD J. OFENLOCH	Director	December 19, 2013
Todd J. Ofenloch

/s/ MICHAEL R. PHILLIPS	Director	December 19, 2013
Michael R. Phillips

/s/ VERNON J. RICHARDSON	Director	December 19, 2013
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

3.2	Certificate of Designation of Class B common stock.(a)
3.3	Bylaws of Registrant (a)
3.4	Form of Class A common stock Certificate (c)
4.2.1	Form of Class B common stock Certificate (a)
10.1	Form of Right of Refusal Agreement among Class B common stockholders (a)
10.2	Liberty Bank Real Estate Loan Agreement (g)
10.3	Liberty Bank Real Estate Promissory Note (d)
10.4	Liberty Bank Line of Credit Loan Agreement (g)
10.5	Liberty Bank Line of Credit Promissory Note (e)
10.6	Form of Warrants to Purchase Common Stock issued October 29, 2007 (e)
10.7	Registration Rights Agreement (e)
10.10	Loan Agreement between Oklahoma Department of Commerce and Advanced Environmental Recycling Technologies, Inc. dated July 1, 2010 (h)
10.11	Promissory Note between Oklahoma Department of Commerce and Advanced Environmental Recycling Technologies, Inc. dated July 1, 2010 (h)
10.12	Securities Exchange Agreement between Registrant and Investors named therein (H.I.G. AERT, L.L.C.) dated March 18, 2011 (f)
10.13	Series D Preferred Stock Exchange Agreement between Registrant and Stockholders named therein dated March 18, 2011 (f)
10.14	Advisory Services Agreement between Registrant and H.I.G. Capital, L.L.C. dated March 18, 2011 (f)
10.15	Voting Agreement by and among Registrant and the persons named therein, dated March 18, 2011 (f)
10.16	Indemnity Agreement between the Registrant and Michael Phillips dated March 18, 2011 (f)
10.17	Credit Agreement between the Registrant and H.I.G. AERT, L.L.C. as Administrative Agent (f)
10.18	Series A Term Note of Registrant payable to H.I.G. AERT, L.L.C. dated March 18, 2011 (f)
10.19	Series B Term Note of Registrant payable to H.I.G. AERT, L.L.C dated March 18.2011 (f)
10.20	Security Agreement between Registrant and H.I.G. AERT, L.L.C. as Administrative Agent dated March 18, 2011 (f)
10.21	Lease Reinstatement, Settlement and Waiver Agreement between Registrant and Banc of America Leasing & Capital, LLC dated March 17, 2011 (f)
10.22	Fifteenth Loan Modification Agreement between Registrant and Liberty Bank of Arkansas dated March 18, 2011 (f)
10.23	Registration Rights Agreement between Registrant and H.I.G. AERT, L.L.C. (f)
10.24	H.I.G. Series E Waiver dated February 20, 2012 (h)
10.25	H.I.G. Waiver of Default dated February 29, 2012 (h)
10.26	Loan Agreement between AloStar Bank of Commerce and AERT dated November 15, 2012 (i)
10.27	Subordination Agreement between AloStar Bank of Commercer and H.I.G. AERT, L.L.C. (j)
10.28	H.I.G Waiver of Default dated January 25, 2013 (j)
10.29	H.I.G. Waiver of Triggering Event dated February 20, 2013 (j)
23.1	Consent of Independent Registered Public Accounting Firm (j)
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief executive officer and director**
31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer**
32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief executive officer and director**
32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer**

Exhibit
No.	Description of Exhibit
100	XBRL related documents
101	Interactive data file
____________

**	Filed herewith.

(a)	Incorporated by reference to exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Incorporated by reference to exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Incorporated by reference to exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Incorporated by reference to exhibits filed with Form 10-Q for September 30, 2005.

(e)	Incorporated by reference to exhibits filed with Form 10-K for December 31, 2005.

(f)	Incorporated by reference to exhibits to Form 8-K March 18, 2011

(g)	Amendments Incorporated by reference to exhibits to Form 8-K filed February 22, 2012

(h)	Incorporated by reference to exhibits to Form 10-K filed March 30, 2012

(i)	Incorporated by reference to exhibits to Form 8-K filed November 16, 2012

(j)	Incorporated by reference to exhibits to Form 10-K filed March 15, 2013