Form 10-Q/A
period 2013-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2013-12-19
CIK 849706

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

EXPLANATORY NOTE

We are filing this amendment #3 on Form 10-Q/A to amend and restate the following items on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as originally filed with the Securities and Exchange Commission on August 7, 2013.

•	Exhibits 31.1 and 31.2

Erroneously omitted from amendment #2 to Form 10-Q, Section 302 certifications follow as Exhibits 31.1 and 31.2.

•	Exhibits 32.1 and 32.2

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

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ Timothy D. Morrison
Timothy D. Morrison,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ J. R. Brian Hanna
J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer

Date:  December 19, 2013

Index to Exhibits

Exhibit Number	Description

10.1	Waiver of Default – H.I.G. Credit Agreement (a)

10.2	Waiver of “Special Events Defaults” per Series E Convertible Preferred Stock Rights (a)

10.3	Waiver of “Special Events Defaults” per Series A Term Loan Interest (a)

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive officer and director**

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and accounting officer**

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive officer and director**

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and accounting officer**

_____________________________
**	Filed herewith
(a)	Incorporated by reference to exhibits to Form 10-Q for June 30, 2013 filed August 7, 2013