Form 10-K
period 2013-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2014-03-06
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing stock price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,490,594 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

Number of shares of common stock outstanding at February 27, 2014: Class A — 88,165,632; Class B — 1,465,530

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2014 annual meeting scheduled to be held on June 19, 2014, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

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

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. The Company operates a plastic recycling, cleaning, and reformulation facility at Watts, Oklahoma. The Company also leases a warehouse in Westville, Oklahoma for inventory storage.

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

The wood fiber content of our products gives them many properties similar to all-wood products, but we believe that the plastic content renders our products superior to both all-wood or all-plastic alternatives because:

•	Unlike wood, our products do not require preservatives or treatment with toxic chemicals or annual sealing or staining.

•	Our products are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

•	Our products are engineered for superior moisture-resistance and will not decompose like wood.

•	Our products are designed and extruded through dies to a desired shape in accordance with customer specifications, which helps the customer to minimize waste.

•	Our products are less subject to rotting, cracking, warping, splintering, insect infestation, and water absorption than conventional wood materials.

•	Our products are aesthetically enhanced to provide a wood-like or grained surface appearance.

•	Our products are combined with coloring agents and/or other additives to provide various colors and aesthetics.

•	Since 2006, our product has contained a mildew-cide to inhibit the growth of mold.

•	Our latest generation of products offers colors to more closely resemble the natural look of wood.

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

ChoiceDek® Decking. We currently sell our ChoiceDek® branded decking products in the home improvement warehouse (HIW) market through BlueLinx to Lowe’s. We derived a majority of our revenue (64%) from BlueLinx (our distributor for ChoiceDek® products) in 2013. This market segment primarily focuses on the do-it-yourself (DIY) market in which homeowners buy, build, and install their own decks. The ChoiceDek® brand is sold exclusively to Lowe’s. ChoiceDek® is promoted through in-store displays and an ongoing print and marketing campaign targeting the residential decking market. We maintain a nationwide sales and customer service group. Lowe’s also conducts national print and television ads for the products it carries. ChoiceDek® introduced its new line, ChoiceDek® Foundations™ in 2012. This newly engineered product provides better fade performance than our previous product and features a smaller profile, making it more lightweight and easier to handle.

MoistureShield® Decking. Our MoistureShield® brand line of decking products is currently sold to select primary distributors, who re-sell it to lumber dealers and contractor yards for sale to local deck builders and home builders. One international distributor accounted for 10% of our sales in 2013. Most of our MoistureShield® customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers from competing products to our brands. The MoistureShield® decking line allows us to diversify our customer base.

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

Exterior Trim and Fascia Products. We have marketed an exterior trim and fascia system under the trade name MoistureShield® Trim. Several national homebuilders have been specifying and using the product. We believe this product line has significant growth potential as a green alternative to plastic (i.e., PVC) and wood trims to be distributed and sold in conjunction with our MoistureShield® distributors.

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

Among manufacturers of alternative decking materials, we view Trex Company, TimberTech Ltd., Tamko Building Products, and Fiber Composites LLC as our primary competitors. The market for door products is highly segmented, with many competitors. We believe that our MoistureShield® industrial products have superior characteristics and are competitively priced. We emphasize durability, which means that manufacturers and homebuilders using our products should see reduced warranty callbacks and higher customer satisfaction. Our product competes not only on durability, but also the ability of the customer to order a product that is custom manufactured to its specifications.

Intellectual Property and Proprietary Technology

Our products are built for hostile external environmental conditions. Our recycling processes focus on intensive cleaning and reformulating of our raw materials prior to extrusion. Our extrusion process is unique and focuses on total encapsulation of the wood fibers. Our composite manufacturing process and our development efforts in connection with waste plastics reclamation technologies involve patents and many trade secrets that we consider to be proprietary. We have also developed certain methods, processes, and equipment designs for which we have sought additional patent protection. Our patents expire between 2015 and 2028.

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

We have updated and continue to refine our recycling processes, procedures, and technologies, and included these in later issued patents or pending patent applications. We have taken additional measures to protect our intellectual property and trade secrets by restricting access to our facilities and maintaining a policy of nondisclosure, which includes requiring confidentiality and nondisclosure agreements among our associates.

Raw Materials

Wood Fiber. The wood fiber we use is primarily waste byproduct generated by hardwood furniture, cabinet, and flooring manufacturers. However, we see competition for scrap wood fiber for use as a fuel to replace other fuels for both residential and industrial applications.

Recycled Plastics. We use primarily post-consumer waste polyethylene. The largest portion of the plastic materials we use is mixed with paper and other non-plastic materials, which lessens its value to other plastic recyclers. By principally sourcing these contaminated waste plastics prior to processing; we produce a usable but lower-cost feedstock for our composite extrusion lines. We believe our investments in recycling technology and infrastructure will create a significant raw material cost advantage compared to several of our virgin resin-based competitors while offering a more competitive green building product.

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

Employees

Due to the seasonality of our business and timing of orders received from our largest customer, the number of permanent employees is adjusted throughout the course of the year. At December 31, 2013 we had 415 compared to 371 employees at December 31, 2012.

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

In December 2007, the Company entered into a 20-year lease for an existing 16 building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for construction of a waste plastic washing, recycling, and reclamation facility. The property was being leased from Razorback Farms. Lease payments commenced on January 1, 2009, and were equal to $0.0075 per one pound of recycled resin produced from the production facility, with a minimum rent of $1,000 per month. The throughput or production rent was due quarterly and was capped throughout the term of the lease not to exceed $450,000 per year.

In March 2013, the Company purchased the 60 acres in Adair County from Razorback Watts. As a result of this transaction, no rent expense was recognized in 2013 for this property.

The Company also leases a warehouse in Westville, Oklahoma for inventory storage.

Item 3. Legal Proceedings.

See Note 12: Commitments and Contingencies

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is currently listed with the OTC Bulletin Board and trades under the symbol of AERT. As of December 31, 2013, there were approximately 1,403 holders of record of our Class A common stock and 5 holders of record of our Class B common stock. The closing price of our common stock was $0.11 on December 31, 2013. We have not previously paid cash dividends on our common stock and there are currently restrictions under various debt obligations and our Series E preferred stock designation that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly sales prices of our Class A common stock for the years ended December 31, 2012 and 2013.

Sales Price Range of Class A Common Stock
Fiscal 2012	High	Low
First Quarter	0.09	0.07
Second Quarter	0.10	0.06
Third Quarter	0.15	0.05
Fourth Quarter	0.12	0.08

Fiscal 2013
First Quarter	0.24	0.09
Second Quarter	0.22	0.18
Third Quarter	0.19	0.12
Fourth Quarter	0.15	0.10

No repurchases of common stock took place during 2012 or 2013.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, regarding shares outstanding and available for issuance under the Company’s equity compensation plans. No awards were made in 2013 pursuant to the Company’s 2012 Stock Incentive Plan, which was approved by security holders at the Company’s annual shareholders’ meeting on June 27, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
2012 Equity compensation plans approved by security holders	-	N/A	40,000,000
Equity compensation plans not approved by security holders	-	N/A	-
	-		40,000,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2013 Summary

Results of Operations
Two Year Comparison (in thousands)

	2013	2012	% Change
Net sales	$68,779	$74,611	(7.8%)
Cost of goods sold	56,976	61,328	(7.1%)
% of net sales	82.8%	82.2%
Gross margin	11,803	13,283	(11.1%)
% of net sales	17.2%	17.8%	(3.6%)

Gain from asset disposition	9	38	(76.3%)
Selling and administrative costs	11,535	11,070	4.2%
% of net sales	16.8%	14.8%
Operating income	277	2,251	(87.7%)
% of net sales	0.4%	3.0%

Other Income:
Income from insurance proceeds	2,500	-	*
Other income	162	52	*
Other expenses:
Other expense	(82)	-	*
Net interest expense	(2,920)	(2,972)	(1.7%)
Loss before dividends	(63)	(669)	(90.6%)
% of net sales	(0.1%)	(0.9%)
Dividends on preferred stock	(1,401)	(1,320)	6.1%
Net loss applicable to common stock	$(1,464)	$(1,989)	(26.4%)
% of net sales	(2.1%)	(2.7%)
____________
* Not meaningful as a percentage change

Sales

Net sales for the year ended December 31, 2013 were down 7.8% from the year ended December 31, 2012 largely due to lost production as a result of a fire on July 17, 2013 at the extrusion facility in Springdale. The first line at the extrusion plant re-commenced operations on August 16, 2013. The remaining four lines were brought back into operation between August 17 and August 23, 2013. Final adjustments and repairs to the extrusion line are still in progress.

MoistureShield® and export sales increased in the fourth quarter of 2012 due to significant shipments under the Winter Buy program.  As a result, MoistureShield® and export sales were 19.3% lower in 2013 than in 2012.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased 7.1% for the year ended December 31, 2013 compared to 2012. As a percentage of sales, 2013 cost of goods sold was 0.6 percentage points higher than 2012 reflecting increased manufacturing overhead, in addition to direct labor costs incurred due to the retention of our skilled labor force during the time of lost production. In the third quarter of 2012, a portion of the net settlement recovery from Ross Systems, Inc. was offset against manufacturing costs previously incurred.

Selling and Administrative Costs

Selling and administrative costs were up 4.2% in 2013 compared to 2012. In 2012, a portion of the net settlement recovery from Ross Systems, Inc. was offset against administrative costs previously incurred. Selling and administrative costs also increased due to the hiring of additional employees, additional research and development costs, and the amortization of bank fees.

As a percentage of sales, selling and administrative costs were up 1.9% from 2012. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, travel, professional fees, and commissions.

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

Estimated costs for personal and real estate damage at the Springdale facility are between $0.5 million and $1.0 million. The Company feels it has adequate insurance to cover any and all repairs needed as a result of the fire.

Damage sustained at the Lowell facility was predominately one silo, its contents, and related infrastructure. Damage is estimated at $0.5 million.

Other Income and Expense

The Company included the $2.5 million insurance advance received in partial settlement of the Springdale fire in October 2013, as other income on the Statement of Operations. AERT has not yet filed a claim for the damage to property sustained in the Springdale fire. AERT submitted a preliminary claim for business interruption. The Company expects to file a claim for the business interruption portion in the first quarter of 2014. A claim for the real and personal property will be filed later in 2014. Although our insurance underwriters have yet to finalize their determination as to the nature of the loss, because a claim was not filed for property damage as of December 31, 2013, the Company determined that the full amount of the proceeds received in October 2013 related to business interruption. It is our belief that the majority of the settlement will be as a result of business interruption.

Net Income (Loss)

AERT generated operating income of $0.3 million for 2013. After consideration of the insurance advance as a result of the fire, and the deduction for interest and dividends, the Company had a net loss of $1.4 million, an improvement of $0.5 million in net income over 2012.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

The Company continues to improve on liquidity by increasing plant efficiencies, decreasing our overhead costs, negotiating longer payment terms with vendors, and increasing profitability within our product sector.

Cash Flows

Cash Flows from Operations

Cash provided by operations for 2013 was $2.3 million, an increase of $0.7 million over 2012. A comparison between the years ending December 31, 2012 and December 2013 shows a change in current assets and current liabilities of $1.7 million. This change is primarily due to:

•	lower sales offset by lower cost of goods sold,
•	an increase in inventories in 2013 due to increased production in anticipation of 2014 sales,
•	and unusual items, including the Ross Systems, Inc. settlement, class action settlement payments, and business interruption insurance recovery.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

The Company has significant customer concentration, with one customer representing more than 64% of our revenue. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity. We are currently working to expand our distribution network, which will reduce this customer’s concentration.

Cash Flows from Investing Activities

Cash used in investing activities in 2013 increased slightly from 2012, by $0.3 million. Cash used was primarily due to additional capital expenditures at our Springdale, Arkansas plants to install a new co-extrusion line that the Company anticipates will be in operation during the first quarter of 2014.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.9 million in 2013 compared to $0.8 million in 2012. Cash provided by financing activities was primarily due to increased borrowing on the AloStar line of credit. In 2012, the Company entered into an agreement with AloStar Bank for a new Term Loan and a line of credit. The Term loan from AloStar was used to pay down the outstanding loans with Liberty Bank.

Working Capital

At December 31, 2013, the Company had working capital of $2.6 million compared to working capital of $0.2 million at December 31, 2012. The increase in working capital for 2013 was primarily due to the business interruption insurance recovery that was credited to other income.

Property, Plant and Equipment

The changes in our property, plant, and equipment for 2013 are due primarily to fixed asset additions to our Springdale, Arkansas extrusion facilities.

Arkansas Loan Program

On March 30, 2010, the Company entered into a grant agreement with the City of Springdale and the Arkansas Economic Development Commission (AEDC) in the amount of $170,000. Part of the grant funds were used to pay for a new packaging line in the Springdale North plant. On June 4, 2010, the Company accepted an offer of additional grant funding in the amount of $150,000 that became a part of the initial grant provided by AEDC, bringing the total amount of that grant to $320,000. In 2011, $70,000 of the grant fund was used to purchase a hammermill for the Springdale South location. The remainder of the grant funding was used when we removed and relocated equipment from AERT’s plant at Junction, Texas to the Springdale South Plant. In 2012, the Company fulfilled its obligations to the City of Springdale and the AEDC with regards to this program.

Debt

In addition to the H.I.G. transaction on March 18, 2011, as discussed in Note 5, and the obligations pledged to AloStar Bank of Commerce (AloStar) on November 15, 2012, also discussed in Note 5, the Company continues to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Line of Credit

The balance on our line of credit with AloStar was $5.1 million at December 31, 2013. The amount available for draw down at December 31, 2013 was $1.7 million.

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan was made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma award number 14215 SSEP09, and funded the second phase of AERT’s recycling facility in Watts, Oklahoma. The balance on the loan at December 31, 2013 was $2.7 million.

Debt Covenants

Our debt covenants per the Company’s agreements with AloStar Bank of Commerce and H.I.G. are as follows:

	Year ended
	December 31, 2013		Compliance
	Actual	Required
AloStar Bank of Commerce Debt Covenants
Capital Expenditures	$3.4	<$4.5 million	Yes

Fixed Charge Coverage Ratio	1.86	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Adjusted EBITDA	$8.3 million	= >$5.5 million	Yes

	Year ended
	December 31, 2013		Compliance
H.I.G. Debt Covenants	Actual	Required
Capital Expenditures	$3.4	< $2.5 million	No, Waived

Leverage Ratio	5.0	<= 3.1:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Fixed Charge Coverage Ratio	2.0	> 1.5:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Consolidated EBITDA	$8.3 million	=>$8.0 million	Yes

On January 15, 2014, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.1 to 1.0 for the four Fiscal Quarters ending December 31, 2013. H.I.G. AERT, LLC also waived the Specified Events of Default as a result of AERT exceeding the maximum capital expenditure requirement of $2.5 million. In addition, on January 15, 2014, H.I.G. AERT LLC waived its right to deliver a Triggering Event Redemption Notice on the Series E stock solely as a result of the Specified Events of Default.

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

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice. Accounts receivable are carried at the original invoice amount less an estimated reserve. Management reviews all overdue accounts receivable balances and estimates the portion, if any, of the balance that may not be collected and provides an allowance. Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a reduction in trade accounts receivable. Recoveries of trade receivables previously written off are recorded when received.

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

For the year ending December 31, 2013, the Company has determined that there were no events or circumstances indicating the carrying value may not be recoverable.

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

As stated in Note 2, buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, and machinery and equipment — 3 to 10 years. We also periodically review the lives assigned to our assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the asset.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2013, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2014 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2014 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2014 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2014 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2014 annual meeting of stockholders.

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

Date: March 6, 2014

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

Signature	Title	Date

/s/ JOE G. BROOKS	Chairman	March 6, 2014
Joe G. Brooks

/s/ RANDALL D. GOTTLIEB	President	March 6, 2014
Randall D. Gottlieb

/s/BOBBY J. SHETH	Secretary and Director	March 6, 2014
Bobby J. Sheth

/s/ JACKSON S. CRAIG	Director	March 6, 2014
Jackson S. Craig

/s/ TODD J. OFENLOCH	Director	March 6, 2014
Todd J. Ofenloch

/s/ MICHAEL R. PHILLIPS	Director	March 6, 2014
Michael R. Phillips

/s/ VERNON J. RICHARDSON	Director	March 6, 2014
Vernon J. Richardson

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP
Fayetteville, Arkansas
March 6, 2014

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash	$124	$346
Trade accounts receivable, net of allowance of $44 at December 31, 2013 and $46 at December 31, 2012	3,095	3,747
Accounts receivable - related party	55	-
Inventories	13,150	9,468
Prepaid expenses	522	557
Total current assets	16,946	14,118

Land, buildings and equipment:
Land	2,220	1,989
Buildings and leasehold improvements	16,972	16,995
Machinery and equipment	47,479	47,179
Construction in progress	3,962	1,719
Total land, buildings and equipment	70,633	67,882
Less accumulated depreciation	41,808	38,145
Net land, buildings and equipment	28,825	29,737

Other assets:
Debt issuance costs, net of accumulated amortization of $634 at December 31, 2013 and $262 at December 31, 2012	853	1,193
Other assets	380	413
Total other assets	1,233	1,606
Total assets	$47,004	$45,461

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31, 2013	December 31, 2012
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$3,993	$4,105
Accounts payable – related parties	13	591
Current maturities of long-term debt	1,209	1,195
Accruals related to expected settlement of class action lawsuit	133	1,268
Other accrued liabilities	3,859	4,422
Working capital line of credit	5,135	2,327
Total current liabilities	14,342	13,908

Long-term debt, less current maturities	34,972	33,800

Commitments and Contingencies (See Note 12)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at December 31, 2013 and 2012, including accrued unpaid dividends of $3,709 and $2,308 at December 31, 2013 and 2012, respectively	24,233	22,832

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 88,165,632 shares issued and outstanding at December 31, 2013 and 2012	882	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at December 31, 2013 and 2012	15	15
Additional paid-in capital	53,660	53,660
Accumulated deficit	(81,100)	(79,636)
Total stockholders' deficit	(26,543)	(25,079)
Total liabilities and stockholders' deficit	$47,004	$45,461

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended
	December 31, 2013	December 31, 2012
Net sales	$68,779	$74,611
Cost of goods sold	56,976	61,328
Gross margin	11,803	13,283

Selling and administrative costs	11,535	11,070
Gain from asset disposition	(9)	(38)

Operating income	277	2,251

Other income and expenses:
Income from insurance proceeds	2,500	-
Other income	162	52
Other expense	(82)	-
Net interest expense	(2,920)	(2,972)
Net loss	(63)	(669)
Dividends on preferred stock	(1,401)	(1,320)
Net loss applicable to common stock	$(1,464)	$(1,989)

Loss per share of common stock (basic and diluted)	$(0.02)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	89,631,162	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2011	88,165,632	$882	1,465,530	$15	$53,347	$(77,647)	$(23,403)
Related party forgiveness of debt	-	-	-	-	313	-	313
Net loss applicable to common stock	-	-	-	-	-	(1,989)	(1,989)
Balance - December 31, 2012	88,165,632	$882	1,465,530	$15	$53,660	$(79,636)	$(25,079)
Net loss applicable to common stock	-	-	-	-	-	(1,464)	(1,464)
Balance - December 31, 2013	88,165,632	$882	1,465,530	$15	$53,660	$(81,100)	$(26,543)

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss applicable to common stock	$(1,464)	$(1,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,649	5,610
Dividends on preferred stock	1,401	1,320
Accrued interest converted to long-term debt	2,362	2,158
Gain from fixed asset impairment and disposition	(9)	(38)
Increase in accounts receivable allowance	(2)	(91)
Decrease in other assets	32	961
Changes in other current assets and current liabilities	(4,698)	(6,416)
Net cash provided by operating activities	2,271	1,515

Cash flows from investing activities:
Purchases of land, buildings and equipment	(3,376)	(3,069)
Proceeds from disposition of equipment	11	18
Net cash used in investing activities	(3,365)	(3,051)

Cash flows from financing activities:
Proceeds from the issuance of notes	-	7,972
Payments on notes	(1,903)	(3,125)
Net borrowing (payments) on line of credit	2,807	(3,798)
Releases from restricted cash	-	881
Increase in restricted cash for payment of debt and construction costs	-	(427)
Debt issuance costs	(32)	(704)
Net cash provided by financing activities	872	799

Decrease in cash	(222)	(737)
Cash, beginning of period	346	1,083
Cash, end of period	$124	$346

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Description of the Company

Advanced Environmental Recycling Technologies, Inc. (AERT or the Company), founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics that have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Its products have been extensively tested, and are sold by leading national companies such as BlueLinx Corporation (BlueLinx), Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible building alternative for decking, railing, and trim products.

The Company’s distributor for its ChoiceDek® products is BlueLinx Corporation. All ChoiceDek® products are sold by BlueLinx exclusively to Lowe’s.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. The Company also maintains a facility at Watts, Oklahoma where it cleans, reformulates, and recycles polyethylene plastic scrap as a means to reduce the Company’s costs of recycled plastics. The Company also leases warehouse space for inventory storage in Westville, Oklahoma.

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold agreement. Sales are recorded net of discounts, rebates, and returns, which were $3.5 million and $3.9 million in 2013 and 2012, respectively.

Estimates of expected sales discounts are calculated by applying the appropriate sales discount rate to all unpaid invoices that are eligible for the discount. The Company’s sales prices are determinable given that the Company’s sales discount rates are fixed and given the predictability with which customers take sales discounts.

Accrued Product Returns

Revenue adjustment estimates are based on the original sales price of the product expected to be returned, transportation to AERT’s facility in Springdale, Arkansas, labor and repackaging materials, and costs to dispose of unsalable product. The accrual is reduced by the per pound cost of any unsalable product that can be re-used in the manufacturing process. Replacement deck boards are accounted for as a sale in accordance with our revenue recognition policy.

In December 2011, AERT recognized the probable and estimable loss resulting from the ChoiceDek® inventory refresh. An inventory refresh entails replacing existing deck boards at Lowe’s stores with newly designed product that is expected to enhance future sales. An entry was recorded to recognize an obligation for anticipated product returns and the cost associated with these returns less the recovery of raw materials to be placed back into inventory. The increase to raw materials inventory of $1.0 million was estimated based on valuation of the returned product as “regrind.” “Regrind” is best described as recyclable manufacturing waste. Our manufacturing process enables us to grind returned product and use it as a raw material. In the production of composite building materials, as much as 50% of the product may consist of “regrind”.

The accrued liability for product returns at December 31, 2011 was $4.7 million. The cost assigned to the returned product considered regrind and classified as raw materials inventory was approximately $1.0 million at December 31, 2011, all of which was utilized in the manufacturing process during 2012.

Shipping and Handling

The Company records shipping fees billed to customers in net sales and records the related expenses in cost of goods sold.

Operating Costs

The cost of goods sold line item in the Company’s statements of operations includes costs associated with the manufacture of our products, such as labor, depreciation, repairs and maintenance, utilities, leases, and raw materials, including the costs of raw material delivery, warehousing and other distribution related costs. The selling and administrative costs line item in the Company’s statements of operations includes costs associated with sales, marketing, and support activities like accounting and information technology. The types of costs incurred in those areas include labor, advertising, travel, commissions, outside professional services, leases, and depreciation.

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

	Year Ended December 31,
	2013	2012
Receivables - trade and related party	$599	$(1,787)
Inventories	(3,682)	1,652
Prepaid expenses	763	-
Accounts payable - trade and related parties	(689)	(464)
Accrued liabilities	$(1,689)	$(5,817)
	$(4,698)	$(6,416)
Cash paid for interest	$558	$819
Cash paid for income taxes	-	-

Supplemental Disclosures of Non-cash Investing and Financing Activities (in thousands):

	Year Ended December 31,
	2013	2012
Notes payable for financing insurance policies	$727	$673
Note payable for equipment	-	45
Forgiven related party loan guarantee fees	-	313
Accrued interest converted to long term debt	2,362	2,158

Buildings and Equipment

Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for each of the years ended December 31, 2013 and 2012 was $4.3 million and $5.6 million, respectively. Assets under capital leases are reported in buildings and equipment and office equipment and amortized over the shorter of the primary lease term or estimated future lives.

Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended. Interest costs incurred during periods of construction of facilities are capitalized as part of the project cost. There was no capitalized interest for the years ended December 31, 2013 and 2012.

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

For the year ending December 31, 2013, the Company has determined that there were no events or circumstances indicating the carrying value may not be recoverable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in their cost. Inventories consisted of the following at December 31 (in thousands):

	2013	2012
Parts and supplies	$385	$648
Raw materials	4,715	3,935
Work in progress	2,337	2,034
Finished goods	5,713	2,851
	$13,150	$9,468

Other Assets

Debt issuance costs are amortized over the term of the related debt. Debt issuance costs of $0.37 million for 2013 were charged to amortization expense.

As of December 31, the Company had the following amounts related to intangible assets (in thousands):

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Debt issuance costs	$1,487	$634	$1,455	$262

The following table represents the total estimated future amortization of intangible assets (in thousands):

Estimated Amortization
2014	$370
2015	329
2016	125
2017	29

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within thirty days from the invoice date. Trade accounts are stated at the amount management expects to collect from outstanding balances. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

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

The table below presents a roll forward of our allowance for sales returns and bad debts for 2013 and 2012 (in thousands).

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions1	Balance at End of Year
2013	$47	396	-	400	$43
2012	$137	935	302	1,327	$47
_____________________
1Charges to the accounts are for the purposes for which the reserve was created.

Warranty Estimates

The Company offers a limited warranty on its products. Estimates of expected warranty claims are recorded as liabilities and charged to income in the period revenue is recognized. Amounts accrued for warranty claims totaled $0.5 million at December 31, 2013 and $0.6 at December 31, 2012.

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

In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. The exercise of options or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for years ended December 31, 2013 and 2012. Therefore, basic EPS and diluted EPS were computed in the same manner. The following table presents the two-class method for the years ended December 31, 2013 and 2012.

BASIC EARNINGS PER SHARE
(in thousands, except share data)

	Year Ended December 31,
	2013	2012
Net loss applicable to common stock	$(1,464)	$(1,989)
Preferred stock dividend	1,401	1,320
Loss before dividends	(63)	(669)

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00
Preferred	$0.00	$0.00

Earned, unpaid dividends per share
Preferred	$68.26	$64.32

Undistributed loss per share:
Common	$(0.02)	$(0.02)
Preferred	-	-

Total basic earnings (loss) per common and participating share:
Common	$(0.02)	$(0.02)
Preferred	$68.26	$64.32

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162
Participating preferred shares - if converted	312,938,898	294,850,030
Total weighted average number of shares	402,570,060	384,481,192

Total weighted average number of preferred shares	20,524	20,524

Although not included in a diluted EPS calculation due to being antidilutive, the Company had potentially dilutive securities outstanding at December 31, 2013 and 2012. The following schedule presents antidilutive securities for the years ended December 31.

	2013	2012
Options	-	350,000
Series E preferred stock	323,104,177	304,423,633

Although these financial instruments were not included due to being antidilutive, such financial instruments may become dilutive and would then need to be included with future calculations of diluted EPS.

Concentration Risk

Credit Risk

       The Company’s revenues are derived principally from national and regional building products distributors and BlueLinx, the Company’s primary decking customer. The ChoiceDek® brand of decking products sold to BlueLinx are in turn sold exclusively to Lowe’s. BlueLinx is also one of the Company’s MoistureShield® decking customers. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers. For the year ended December 31, 2013, the Company derived 64% of its revenue from BlueLinx, its distributor of ChoiceDek® products compared to 62% for the year ended December 31, 2012.

Major Customers

        One customer accounted for 78% of accounts receivable at December 31, 2013.  At December 31, 2012, one customer accounted for 62% and a second customer accounted for 22% of the accounts receivable. In addition, one international distributor accounted for 10% of our sales in 2013. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising expense was $0.9 million for the year ended December 31, 2013 and $1.1 million for the year ended December 31, 2012.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $0.4 million and $0.2 million in 2013 and 2012, respectively.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Note 3: Related Party Transactions

Leases

In December 2007, the Company entered into a 20-year lease for an existing 16-building complex on 60 acres in Adair County, Oklahoma near the town of Watts, for the construction of a waste plastic washing, recycling, and reclamation facility. The property was leased from Razorback Farms, a corporation controlled by Marjorie S. Brooks, a former director, with payments of $0.0075 per pound of plastic recycled, commencing on January 1, 2009, on a pounds of production, or net throughput of recycled plastic produced, basis with a minimum rent of $1,000 per month. The throughput or production rent was due quarterly and was capped throughout the term of the lease not to exceed $450,000 per year. Rent expense recorded under this lease totaled $188,143 in 2012.

In March 2013, the Company purchased the 60 acres in Adair County from Razorback Watts. As a result of this transaction, no rent expense was recognized in 2013 for this property.

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

The Company recorded advisory services fees of $0.25 million in 2013 and 2012, respectively, which were related to the Advisory Services Agreement.

Other

The balance of related party accounts included the following amounts:

•	Lease and other charges of $0.38 million at December 31, 2012 owed to Razorback Farms.

•	Accrued board of directors’ fees of $13 thousand at December 31, 2013 and $14 thousand at December 31, 2012.

•	There were no accrued advisory services fees as of December 31, 2013. There were $0.21 million of accrued advisory services fees as of December 31, 2012 that were owed to H.I.G.

•	Accounts receivable from Joe G. Brooks, Chairman, was $19 thousand at December 31, 2013.

•	Accounts receivable from Green Country Recycling, LLC, for whom Joe G. Brooks, Chairman, acts as an advisor was $36 thousand at December 31, 2013.

Note 4: Line of Credit

AERT has a line of credit (Revolver Loan) agreement with AloStar. The $8.0 million Revolver Loan is subject to a reserve of $1.0 million plus a maximum reserve of $1.0 million or the actual reserve for class action claims ($0.1 million at December 31, 2013). Interest is assessed at the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver Loan for which such rate is being determined plus 4% at December 31, 2013. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%. The interest rate at December 31, 2013 was 5%. The Revolver Loan is secured by 85% of accounts receivable after a reduction for amounts owed by international customers. The Revolver Loan is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory. The Revolver at AloStar had a $5.1 million balance at December 31, 2013. The proceeds available to draw down on the Revolver loan at December 31, 2013 were $1.7 million.

Note 5: Long-Term Debt

	Year Ended
	December 31, 2013	December 31, 2012
	(in thousands)
Long-term debt, less current maturities consisted of the following at December 31:
3% note payable to the Oklahoma Department of Commerce; secured by assets purchased / constructed with the loan proceeds; matures April 1, 2027	2,722	2,886
H.I.G. Series A Note (a)	12,469	11,519
H.I.G. Series B Note (b)	15,015	13,603
AloStar Bank of Commerce Term Loan bearing interest at 5.5%; secured by a continuing security interest in and lien upon all personal proerty, including all goods, inventory, equipment, all instruments, chattel paper, documents, general intangibles, intellectural property, deposit accounts, and investment property	5,917	6,917
Other	58	70
Total	36,181	34,995
Less Current Maturities	(1,209)	(1,195)
Long-term debt, less current maturities	$34,972	$33,800
_____________________
(a) Cash interest of 4% plus 4% PIK interest added quarterly to principal. Addition occurs after quarter-end. To date all cash interest on H.I.G. Series A Note has been added to principal.
(b) Cash interest of 4% plus 6% PIK interest added quarterly to principal. Addition occurs after quarter-end. To date, all cash interest on H.I.G. Series B Note has been added to principal.

The aggregate maturities of long-term debt as of December 31, 2013 were as follows:

(in thousands)
Year	Amount
2014	1,209
2015	5,104
2016	188
2017	27,670
2018	191
Thereafter	1,819
36,181

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan was made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and funded the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan began May 1, 2012. The balance on the loan at December 31, 2013 was $2.7 million.

ODOC, under award number 14215 SSEP09, advanced $3.0 million to AERT throughout 2010, 2011 and 2012. As of December 31, 2012, a total of $3.0 million was spent on contract labor, contract materials, and equipment. In addition, as of December 31, 2012, matching funds of $9.2 million were contributed (in-kind) to the project by AERT.

AloStar Bank of Commerce Term Loan

The Term Loan requires that AloStar hold first security interest to the majority of AERT’s plant, property, and equipment; as well as, real estate. Payments on the principal portion of the loan commenced on December 1, 2012 and will be made in 36 equal monthly installments of $0.08 million plus interest. The final installment $4.1 million shall be due and payable on the commitment termination date. Interest is calculated at 4.5% plus the greater of (a) 1.0% and (b) the LIBOR Rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in amounts approximately equal to the principal amount of the Loan for which such rate is being determined or, if such day is not a Business Day on the immediately preceding Business Day. Interest accrued on the principal balance of the Term Loan shall be due and payable on the first day of each month, computed through the last day of the preceding month. Interest, expressed in simple interest terms as of December 31, 2013, is 5.5%.

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

Recapitalization Agreement - H.I.G. Long Term Debt

In connection with the recapitalization, the Company entered into a Securities Exchange Agreement with H.I.G. (the Exchange Agreement), and a Credit Agreement with H.I.G. (the Credit Agreement), each dated March 18, 2011. Pursuant to the Exchange Agreement and the Credit Agreement, in exchange for the Company’s debt:
•	$6,806,656 of principal plus accrued interest owed under the Allstate Promissory Note, dated July 1, 2009, issued by the Company;
•	$13,281,084 of principal plus accrued interest owed under the Adair County Industrial Authority Solid Waste Recovery Facilities Revenue Bonds issued in 2007;
•	$10,436,409 of principal plus accrued interest owed under the City of Springdale Arkansas, Industrial Development Refunding Revenue Bonds issued in 2008;
•	$2,096,667 of principal plus accrued interest owed under the Secured Promissory Note (2010 Note) issued on December 20, 2010;
•	and H.I.G. making approximately $6.9 million in additional new capital available to the Company,
H.I.G. was issued:
•	a Series A Term Note (Series A Note) in the aggregate principal amount of $10,000,000,
•
a Series B Senior Term Note (Series B Note, and collectively with the Series A Note, the Notes) in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder),

•	and 20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series E Preferred Stock).

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

Pursuant to the Credit Agreement, the Company issued to H.I.G. the Notes, which are secured by a grant of a security interest in all of the Company’s assets in accordance with the terms of a Security Agreement, Patent Security Agreement, Copyright Security Agreement and Trademark Security Agreement, each dated March 18, 2011. The Series A Note matures six years after the closing of the Transactions (the Closing) and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available for the first 24 months following the Closing, after which the Series A Note will bear cash interest at 8.0% per annum). This option was extended through 2013.

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

As of December 31, 2013, AERT did not comply with the leverage ratio covenant required by the Series A and B Term Notes. The debt covenant has been waived by H.I.G. per the Waiver of Specified Events of Default as of January 15, 2014.

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

On January 15, 2014, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.1 to 1.0 for the four Fiscal Quarters ending December 31, 2013. H.I.G. AERT, LLC also waived the Specified Events of Default as a result of AERT exceeding the maximum capital expenditure requirement of $2.5 million. In addition, on January 15, 2014, H.I.G. AERT LLC waived its right to deliver a Triggering Event Redemption Notice on the Series E stock solely as a result of the Specified Events of Default.

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

Note 7: Stock Option Plans

Additional stock options are not issuable under the Company’s stock option plans, as the plans and any outstanding options have expired.

	2013			2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value at December 31, 2013	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	350,000	$1.17		525,000	$1.62
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	(350,000)	1.17		(175,000)	2.53
Outstanding, end of year	-	$-	$-	350,000	$1.17
Exercisable, end of year	-	$-	$-	350,000	$1.17

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

Plan Basics

A total of 40,000,000 shares are available for issuance under the Plan. The shares deliverable pursuant to Awards shall be authorized but unissued shares, or shares that the Company otherwise holds in treasury or trust. Participants are solely responsible for taxes due on Awards. Awards may not be sold, pledged, assigned, hypothecated,  transferred, or disposed of in any manner other than by will or by the laws of descent or distribution. In the event of a change of control, shares will be equitably adjusted. Awards will be assumed by the successor company; the Awards Committee may accelerate vesting, arrange for cash payment, terminate all or some Awards, or make other modifications. Pursuant to the Awards Agreement, the Company may terminate, rescind, or recapture any outstanding, unexercised, unexpired, unpaid, or deferred Awards. The Company may require that any Participant reimburse the Company for all or any portion of the Awards granted under this Plan. No Participant shall have any rights as a shareholder of the Company until the date of issuance of a share certificate. The Plan will be valid for a period of 10 years.

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

As of December 31, 2013, no awards have been made.

Note 9: Leases

At December 31, 2013, the Company was obligated under various operating leases covering certain buildings and equipment that expire between 2014 and 2016. Rent expense under operating leases for the years ended December 31, 2013 and 2012 was $2.8 million and $3.1 million, respectively. These amounts for rent expense are considerably higher than the future minimum lease payments each year shown in the table below due to many of our operating equipment leases having durations of less than one year.

During 2010, the Company also leased certain ERP software, computer equipment, and production equipment under three individual, non-cancelable capital leases. The leases have various terms but all include a bargain purchase option upon expiration. The computer equipment lease expired in 2010 while the software and production equipment leases expired in 2012.

Future minimum lease payments required under operating leases as of December 31, 2013, are as follows (in thousands):

Year	Operating Leases
2014	$1,519
2015	806
2016	391
Total minimum payments required	$2,716

Note 10: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company had no income tax provision for State and Federal income for the years ended December 31, 2013 and 2012.

The income tax provisions for 2013 and 2012 differ from the amounts computed by applying the US federal statutory rate of 34% to income as a result of the following (in thousands):

	2013		2012
	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$(21)	34.0	$(227)	34.0
Permanent differences	58	(93.0)	17	(3.0)
Change in valuation allowance	(37)	59.0	210	(31.0)
	$-	0.0	$-	0.0

The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows (in thousands):

	2013		2012
	Current	Long-Term	Current	Long-Term
Deferred tax assets —
Net operating loss carryforwards	$-	$8,786	$-	$8,757
Accrued expenses	811	-	956	-
Valuation allowance	(1,078)	(8,738)	(1,101)	(7,827)
Other	471	48	363	51
Total deferred tax assets	204	96	218	981
Deferred tax liability —
Depreciation	-	96	-	981
Prepaid expenses	204	-	218	-
Total deferred tax liabilities	204	96	218	981
Net deferred tax	$-	$-	$-	$-

As of December 31, 2013, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 18 years. The impact of this limitation is approximately $27.0 million in NOL’s, which will expire before the Company can use them.

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

The Company is subject to routine audits by various taxing jurisdictions. The recent examination by the Internal Revenue Service of the Company’s 2010 federal tax return yielded changes that did not affect the tax that was reported on the return; therefore, the Service has accepted the return. The Company is no longer subject to income tax examinations by taxing authorities for years before 2010, except in the States of California and Texas, for which the 2009 tax year is still subject to examination.

Note 11:  Business Interruption

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

The Company included the $2.5 million insurance advance received in partial settlement of the Springdale fire in October 2013, as other income on the Statement of Operations. AERT has not yet filed a claim for the damage to property sustained in the Springdale fire. AERT submitted a preliminary claim for business interruption. The Company expects to file a claim for the business interruption portion in the first quarter of 2014. A claim for the real and personal property will be filed later in 2014. Although our insurance underwriters have yet to finalize their determination as to the nature of the loss, because a claim was not filed for property damage as of December 31, 2013, the Company determined that the full amount of the proceeds received in October 2013 related to business interruption. It is our belief that the majority of the settlement will be as a result of business interruption.

Note 12: Commitments and Contingencies

Long Term Contracts

The Company had two agreements for the purchase of raw materials. One agreement expires in three years. The other agreement expired in mid-January 2013, at which time that agreement reverted to a month-to-month obligation.

Legal Proceedings

AERT is involved from time to time in litigation arising from the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, this litigation is not expected to materially impact the Company's results of operations or financial condition.

Advanced Environmental Recycling Technologies, Inc. v. Ross Systems, Inc.

The Company and Ross Systems, Inc. settled the cause of action that was brought by the Company against Ross Systems, Inc. The parties agreed to keep the terms of the settlement confidential and the Company continues to use Ross software with maintenance from Ross Systems, Inc. The net settlement recovery in 2012 was offset against manufacturing and administrative costs previously incurred.

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

At December 31, 2013, the Company had a total remaining balance in accrued expenses of $0.1 million associated with the settlement of the class action lawsuit. The decrease in the accrual is due to claims settlements during 2013.

Note 13: 401(k) Plan

The Company sponsors the A.E.R.T. 401(k) Plan (the Plan) for the benefit of all eligible employees. The Plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deferred contributions to the Plan. The Plan provides that the Company may elect to make discretionary-matching contributions equal to a percentage of each participant’s voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. The Company approved a discretionary match of $19 thousand during the year ended December 31, 2013.

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

3.2	Certificate of Designation of Class B common stock.(a)
3.3	Bylaws of Registrant (a)
3.4	Form of Class A common stock Certificate (c)
4.2.1	Form of Class B common stock Certificate (a)
10.1	Form of Right of Refusal Agreement among Class B common stockholders (a)
10.2	Loan Agreement between Oklahoma Department of Commerce and Advanced Environmental Recycling Technologies, Inc. dated July 1, 2010 (d)
10.3	Promissory Note between Oklahoma Department of Commerce and Advanced Environmental Recycling Technologies, Inc. dated July 1, 2010 (d)
10.4	Securities Exchange Agreement between Registrant and Investors named therein (H.I.G. AERT, L.L.C.) dated March 18, 2011 (e)
10.5	Series D Preferred Stock Exchange Agreement between Registrant and Stockholders named therein dated March 18, 2011 (e)
10.6	Advisory Services Agreement between Registrant and H.I.G. Capital, L.L.C. dated March 18, 2011 (e)
10.7	Voting Agreement by and among Registrant and the persons named therein, dated March 18, 2011 (e)
10.8	Indemnity Agreement between the Registrant and Michael Phillips dated March 18, 2011 (e)
10.9	Credit Agreement between the Registrant and H.I.G. AERT, L.L.C. as Administrative Agent (e)
10.10	Series A Term Note of Registrant payable to H.I.G. AERT, L.L.C. dated March 18, 2011 (e)
10.11	Series B Term Note of Registrant payable to H.I.G. AERT, L.L.C dated March 18.2011 (e)
10.12	Security Agreement between Registrant and H.I.G. AERT, L.L.C. as Administrative Agent dated March 18, 2011 (e)
10.13	Lease Reinstatement, Settlement and Waiver Agreement between Registrant and Banc of America Leasing & Capital, LLC dated March 17, 2011 (e)
10.14	Registration Rights Agreement between Registrant and H.I.G. AERT, L.L.C. (e)
10.15	Loan Agreement between AloStar Bank of Commerce and AERT dated November 15, 2012 (f)
10.16	Subordination Agreement between AloStar Bank of Commercer and H.I.G. AERT, L.L.C. (g)
10.17	H.I.G Waiver of Default dated January 25, 2013 (g)
10.18	H.I.G. Waiver of Triggering Event dated February 20, 2013 (g)
10.19	Waiver of Default – H.I.G. Credit Agreement dated January 15, 2014**
10.20	Waiver of “Special Events Defaults” per Series A Term Loan Interest dated January 15, 2014**
10.21	Waiver of “Special Events Defaults” per Series E Convertible Preferred Stock Rights dated January 15, 2014**
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief executive officer and director**
31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer and principal accounting officer**

Exhibit
No.	Description of Exhibit

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

**	Filed herewith.

(a)	Incorporated by reference to exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Incorporated by reference to exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Incorporated by reference to exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Incorporated by reference to exhibits to Form 10-K for December 31, 2011 filed March 30, 2012

(e)	Incorporated by reference to exhibits to Form 8-K filed March 18, 2011

(f)	Incorporated by reference to exhibits to Form 8-K filed November 16, 2012

(g)	Incorporated by reference to exhibits to Form 10-K for December 31, 2012 filed on March 15, 2013