Form 10-Q
period 2014-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2014-05-06
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 11, 2014, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 89,541,289 and the number of shares outstanding of the Registrant’s Class B Common Stock was 89,873.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash	$607	$124
Trade accounts receivable, net of allowance of $40 and $44 at March 31, 2014 and December 31, 2013, respectively	2,928	3,095
Accounts receivable - related party	57	55
Inventories	13,467	13,150
Prepaid expenses	776	522
Total current assets	17,835	16,946

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	16,972	16,972
Machinery and equipment	47,486	47,479
Construction in progress	4,722	3,962
Total land, buildings and equipment	71,400	70,633
Less accumulated depreciation	42,718	41,808
Net land, buildings and equipment	28,682	28,825

Other assets:
Debt issuance costs, net of accumulated amortization of $727 and $634 at March 31, 2014 and December 31, 2013, respectively	760	853
Other assets	391	380
Total other assets	1,151	1,233
Total assets	$47,668	$47,004

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (continued)
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Liabilities and Stockholders' Deficit	(unaudited)
Current liabilities:
Accounts payable – trade	$4,857	$3,993
Accounts payable – related parties	20	13
Current maturities of long-term debt	1,182	1,209
Accruals related to expected settlement of class action lawsuit	-	133
Other accrued liabilities	4,439	3,859
Working capital line of credit	5,616	5,135
Total current liabilities	16,114	14,342

Long-term debt, less current maturities	35,300	34,972

Commitments and Contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at March 31, 2014 and December 31, 2013, including accrued unpaid dividends of $4,072 and $3,709 at March 31, 2014 and December 31, 2013, respectively	24,596	24,233

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 88,165,632 shares issued and outstanding at March 31, 2014 and at December 31, 2013	882	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 1,465,530 shares issued and outstanding at March 31, 2014 and December 31, 2013	15	15
Additional paid-in capital	53,660	53,660
Accumulated deficit	(82,899)	(81,100)
Total stockholders' deficit	(28,342)	(26,543)
Total liabilities and stockholders' deficit	$47,668	$47,004

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Quarters ended
	March 31, 2014	March 31, 2013
Net sales	$16,690	$18,738
Cost of goods sold	14,542	13,965
Gross margin	2,148	4,773

Selling and administrative costs	3,151	3,067
Gain from asset disposition	(7)	(1)
Operating income (loss)	(996)	1,707

Other income and expenses:
Gain from involuntary conversion of non-monetary assets due to fire	345	-
Other income	4	4
Net interest expense	(789)	(723)
Net income (loss)	(1,436)	988
Dividends on preferred stock	(363)	(342)
Net income (loss) applicable to common stock	$(1,799)	$646

Income (loss) per share of common stock (basic and diluted)	$(0.02)	$0.00

Weighted average common shares outstanding (basic and diluted)	89,631,162	395,576,913

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Quarters ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(1,799)	$646
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,013	1,411
Dividends on preferred stock	363	342
Accrued interest converted to long-term debt	625	570
Gain from asset disposition	(7)	(1)
Increase (decrease) in accounts receivable allowance	(4)	5
Gain from involuntary conversion of non-monetary assets due to fire	(345)	-
Decrease in other assets	-	(2)
Changes in other current assets and current liabilities	842	(2,054)
Net cash provided by operating activities	688	917

Cash flows from investing activities:
Purchases of land, buildings and equipment	(793)	(333)
Proceeds from assets disposition	11	8
Insurance proceeds from involuntary conversion of non-monetary assets due to fire	418	-
Net cash used in investing activities	(364)	(325)

Cash flows from financing activities:
Payments on notes	(322)	(306)
Net borrowing (payments) on line of credit	481	(547)
Debt issuance costs	-	(32)
Net cash provided by (used in) financing activities	159	(885)

Increase (decrease) in cash	483	(293)
Cash, beginning of period	124	346
Cash, end of period	$607	$53

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1: Unaudited Information

Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements, which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

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

	Quarters ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Receivables - trade and related parties	$95	$(87)
Inventories	(317)	(2,308)
Prepaid expenses	(254)	209
Accounts payable - trade and related parties	871	781
Accrued liabilities	$447	$(649)
	$842	$(2,054)
Cash paid for interest	$165	$152

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	Quarters ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Notes payable for financing insurance policies	-	105

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates and returns, which were $0.8 million and $0.5 million for the quarters ended March 31, 2014 and 2013, respectively.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Raw materials	6,012	5,100
Work in process	2,125	2,337
Finished goods	5,330	5,713
	$13,467	$13,150

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within thirty days from the invoice date. Trade accounts are stated at the amount management expects to collect from outstanding balances. Payments of accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice.

Accounts receivable are carried at original invoice amounts less an estimated reserve provided for returns and discounts based on a review of historical rates of returns and expected discounts. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all overdue accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance account based on its assessment of the current status of the individual accounts. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Recoveries of trade receivables previously written off are recorded when received.

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

Major Customers

The Company’s revenues are derived principally from national and regional building products distributors. BlueLinx is the Company’s largest single customer, distributing both the ChoiceDek® brand of decking products sold exclusively at Lowe’s as well as the Company’s MoistureShield® decking products in select geographies. For quarter ended March 31, 2014, BlueLinx represented more than 60% of the Company’s revenue. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity. We are currently working to increase our distribution network that will reduce this customer’s concentration.

The Company has significant customer concentration, with one customer representing more than 40% of our accounts receivable for the quarter ended March 31, 2014 as compared to 73% for the quarter ended March 31, 2013. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity. We are currently working to expand our distribution network, which will reduce this customer’s concentration.

Cash

The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

As of March 31, 2014, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 18 years. The impact of this limitation is approximately $27.0 million in NOL’s, which will expire before the Company can use them.

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

The following presents the two-class method for the three months ended March 31, 2014 and 2013:

BASIC EARNINGS PER SHARE
(in thousands, except share and per share data)

	Quarters ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Net income (loss) applicable to common stock	$(1,799)	$646
Preferred stock dividend	$363	$342
Income (loss) before dividends	$(1,436)	$988

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00
Preferred	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$17.71	$16.69

Undistributed earnings (loss) per share:
Common	$(0.02)	$0.00
Preferred	-	$24.33

Total basic earnings (loss) per common and participating share:
Common	$(0.02)	$0.00
Preferred	$17.71	$41.02

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162
Participating preferred shares - if converted	-	305,945,751
Total weighted average number of shares	89,631,162	395,576,913

Although not included in the basic earnings per share calculation under the two-class method, due to a period of loss, the Company had participating securities outstanding at March 31, 2014. The following schedule presents these securities for the quarter ended March 31, 2014.

2014
Series E preferred stock	327,950,710

Although these financial instruments were not included due to a period of loss for the three months ended March 31, 2014, such financial instruments would need to be included with future calculations of basic EPS under the two-class method in periods of income.

Note 7: Line of Credit

The Company has an $8.0 million line of credit (Revolver) loan with the AloStar Bank of Commerce, subject to a reserve of $1.0 million. Interest is assessed at the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver Loan for which such rate is being determined plus 4% at March 31, 2014. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%.  The interest rate at March 31, 2014 was 5%. The Revolver is secured by 85% of accounts receivable after a reduction for amounts owed by international customers.  The Revolver is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory.  The Revolver at AloStar had a balance of $5.6 million at March 31, 2014.  The proceeds available to draw down on the Revolver loan at March 31, 2013 were $1.4 million.

Note 8:  Related Party Transactions

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

In 2008, the Company accrued an estimated $2.9 million for resolving claims. In the third quarter of 2009, the Company increased its estimate of costs to be incurred in resolving claims under the settlement by $5.1 million. The estimate was revised due to events that occurred and information that became available after the second quarter of 2009 concerning primarily the number of claims received. The deadline for submitting new claims has now passed. The claim resolution process had an annual net cost limitation to the Company of $2.0 million. The claims resolution process is now completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth selected information from our statements of operations (in thousands).

	Quarters ended
	March 31, 2014	March 31, 2013	% Change
	(unaudited)	(unaudited)
Net sales	$16,690	$18,738	(10.9%)
Cost of goods sold	14,542	13,965	4.1%
% of net sales	87.1%	74.5%
Gross margin	2,148	4,773	(55.0%)
% of net sales	12.9%	25.5%

Gain from asset disposition	(7)	(1)	*
Selling and administrative costs	3,151	3,067	2.7%
% of net sales	18.9%	16.4%
Operating income (loss)	(996)	1,707	(158.3%)
% of net sales	(6.0%)	9.1%

Other income:
Gain on involuntary conversion of non-monetary
assets due to fire	345	-	*
Other income	4	4	0.0%
Other expenses:
Net interest expense	(789)	(723)	9.1%
Income (loss) before dividends	(1,436)	988	(245.3%)
% of net sales	(8.6%)	5.3%
Dividends on preferred stock	(363)	(342)	6.1%
Net income (loss) applicable to common stock	$(1,799)	$646	(378.5%)
% of net sales	(10.8%)	3.4%

*not meaningful as a percentage change

Net Sales

First quarter 2014 sales were down $2.0 million or 10.9% from first quarter 2013. This decrease is primarily due to decreased ChoiceDek® sales to BlueLinx.  This is due to BlueLinx reducing its inventory levels.  A late spring and inclement weather depressed sales of both the MoistureShield® and the ChoiceDek® lines.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the first quarter of 2014 was up from the 2013 first quarter cost by 12.6 percentage points of net sales.  Production volume for the first quarter of 2013 was higher than the first quarter of 2014 as the Company had not regained the production capacity it had prior to the July 2013 fire.  Direct labor and overhead costs were also up for the first quarter 2014 due to increased healthcare, labor, and utility costs.

Selling and Administrative Costs

Selling and administrative costs were up 2.7% compared to the first quarter of 2013 due primarily to increased healthcare costs, general inflation, and advertising and promotional costs.   The Company also incurred a one-time deferred compensation expense.

Earnings

Operating income was down $2.7 million for the first quarter of 2014 compared the first quarter of 2013. This reduction reflects the increased cost of goods sold resulting from increased overhead and direct labor costs, and lower sales offset by a $345 thousand gain on involuntary conversion of non-monetary assets  related to the July 2013 fire at the Lowell facility.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

Cash Flows

Cash Flows from Operations

Cash provided by operations for the first quarter of 2014 was $0.7 million, a decrease of $0.2 million from the first quarter of 2013. This change is primarily due to a net income reduction of $2.4 million and a change in current assets and liabilities of $2.9 million due to the following:

•
First quarter 2014 inventory levels increased $0.3 million compared to an increase of $2.3 million in the first quarter of 2013.  Due to production problems related to the fire, production was down for the first quarter of 2014.

•
Accrued liabilities increased $0.4 million for the first quarter of 2014 compared to a decrease of $0.6 million in the first quarter of 2013.  In the first quarter of 2013, the Company funded customer promotions, rebates, and incentive compensation, while incentives and rebates were deferred in the 2014 first quarter.  The Company also incurred a one-time deferred compensation expense.

The changes in our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that has been depressed as a result of the reduction in home prices in recent years. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

The Company has significant customer concentration, with one customer representing approximately 60% of our revenue. A loss of this customer, or a major reduction in their business, would cause a significant reduction in our liquidity. We are currently working to increase our distribution network, which will reduce this customer’s concentration.

Cash Flows from Investing Activities

Cash used in investing activities remained about the same for the first quarter of 2014 and 2013. The Company received $418 thousand of insurance proceeds relating to the fire in July 2013 at the Lowell facility.  In the first quarter of 2014, $0.8 million additional capital was spent at our Springdale extrusion facility for improvements to the extrusion lines.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.2 million in 2014 compared to cash used in financing activities of $0.9 million in 2013. The change was primarily due to the additional draw on the credit line in the first quarter of 2014.

Working Capital

At March 31, 2014, the Company had working capital of $1.7  million as compared to working capital of $2.6 million at December 31, 2013.  The decrease in working capital was primarily due to an increase in accounts payable and accrued liabilities.  The increase in accounts payable is due to increased purchases in the first quarter 2014 and improved terms with vendors.  The increase in accrued liabilities is due to unpaid management incentives and rebates.

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

For the quarter ending March 31, 2014, the Company has determined that there were no events or circumstances indicating the carrying value may not be recoverable.

We also periodically review the lives assigned to our assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the asset. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Debt

Line of Credit

The Company has an $8.0 million line of credit (Revolver) loan with the AloStar Bank of Commerce, subject to a reserve of $1.0 million. Interest is assessed at the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver Loan for which such rate is being determined plus 4% at March 31, 2014. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%.  The interest rate at March 31, 2014 was 5%. The Revolver is secured by 85% of accounts receivable after a reduction for amounts owed by international customers.  The Revolver is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory.  The Revolver at AloStar had a balance of $5.6 million at March 31, 2014.  The proceeds available to draw down on the Revolver loan at March 31, 2013 were $1.4 million.

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan was made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and funded the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan commenced on May 1, 2012.  The balance on the loan at March 31, 2014 was $2.7 million.

ODOC, under award number 14215 SSEP09, advanced $3.0 million to AERT between 2010 and 2012.  The project completion date was March 31, 2012.  As of March 31, 2012, a total of $3.0 million was spent on contract labor, contract materials, and equipment. In addition, as of March 31, 2012, matching funds of $9.2 million were contributed (in-kind) to the project by AERT.

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

The Series A Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available until March 17, 2013, after which time, the Series A Note will bear cash interest at 8.0% per annum).  Payment of cash interest has been waived until July 1, 2014.

The Series B Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks equally to the Series A Note.  Payment of cash interest has been waived until July 1, 2014.

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

		March 31, 2014	Covenant	Compliance
AloStar

Adjusted EBITDA	=	$5.8M	=>$5.5M	Yes
Fixed Charge Coverage Ratio	=	1.9	> 1.10:1.00	Yes
Adjusted EBITDA / Fixed Charges
Capital Expenditures	=	$781K	< $2.6M*	Yes

HIG:

Adjusted EBITDA	=	$5.8M	=>$8.5M	No, Waived
Fixed Charge Coverage Ratio	=	2.6	> 1.5:1.00	Yes
AdjustedEBITDA / Fixed Charges
Leverage Ratio	=	7.2	<= 3.1:1.00	No, Waived
Indebtedness / EBITDA
Capital Expenditures	=	$781K	< $2.5M*	Yes

*2014 annual covenant

On April 15, 2014, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.1 to 1.0 for the four Fiscal Quarters ending March 31, 2014. H.I.G. AERT, LLC also waived the Specified Events of Default as a result of AERT failing to attain required EBITDA of $8.5 million. In addition, on April 15, 2014, H.I.G. AERT LLC waived its right to deliver a Triggering Event Redemption Notice on the Series E stock solely as a result of the Specified Events of Default.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2014. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2014, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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
Timothy D. Morrison
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ J. R. Brian Hanna
J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer

Date:  May 6, 2014

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Waiver of Default – H.I.G. Credit Agreement dated April 15, 2014**

10.2	Waiver of “Special Events Defaults” per Series A Term Loan Interest dated April 15, 2014**

10.2	Waiver of “Special Events Defaults” per Series E Convertible Preferred Stock Rights dated April 15, 2014**

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive and principal executive officer

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and principal accounting officer

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive and principal executive officer

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and principal accounting officer

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document