Form 10-Q
period 2014-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2014-08-06
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: ☒ NO:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES: ☒    NO:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2014, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 89,541,289.  As of July 31, 2014, there were 89,873 outstanding shares of the Registrant’s Class B Common Stock.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
Unaudited
(in thousands)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$117	$124
Trade accounts receivable, net of allowance of $61 and $44 at June 30, 2014 and December 31, 2013, respectively	4,685	3,095
Accounts receivable - related party	57	55
Inventories	11,676	13,150
Prepaid expenses	1,890	522
Total current assets	18,425	16,946

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	16,972	16,972
Machinery and equipment	48,617	47,479
Construction in progress	3,918	3,962
Total land, buildings and equipment	71,727	70,633
Less accumulated depreciation	43,623	41,808
Net land, buildings and equipment	28,104	28,825

Other assets:
Debt issuance costs, net of accumulated amortization of $819 and $634 at June 30, 2014 and December 31, 2013, respectively	668	853
Other assets	380	380
Total other assets	1,048	1,233
Total assets	$47,577	$47,004

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (continued)
Unaudited
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$5,918	$3,993
Accounts payable – related parties	147	13
Current maturities of long-term debt	2,071	1,209
Accruals related to expected settlement of class action lawsuit	-	133
Other accrued liabilities	3,191	3,859
Working capital line of credit	1,468	5,135
Total current liabilities	12,795	14,342

Long-term debt, less current maturities	35,643	34,972

Commitments and Contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at June 30, 2014 and December 31, 2013, including accrued unpaid dividends of $4,441 and $3,709 at June, 2014 and December 31, 2013, respectively	24,965	24,233

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 89,541,289 shares issued and outstanding at June 30, 2014 and 88,165,632 shares issued and outstanding at December 31, 2013	896	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 89,873 shares issued and outstanding at June 30, 2014 and 1,465,530 shares issued and outstanding at December 31, 2013	1	15
Additional paid-in capital	53,660	53,660
Accumulated deficit	(80,383)	(81,100)
Total stockholders' deficit	(25,826)	(26,543)
Total liabilities and stockholders' deficit	$47,577	$47,004

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$24,547	$24,145	$41,237	$42,883
Cost of goods sold	18,501	18,026	33,043	31,991
Gross margin	6,046	6,119	8,194	10,892

Selling and administrative costs	2,859	3,028	6,010	6,095
Gain from asset disposition	(7)	-	(14)	(1)
Operating income	3,194	3,091	2,198	4,798

Other income and expenses:
Other income	6	11	10	15
Gain from involuntary conversion of non-monetary assets due to fire	500	-	845	-
Other expense	(11)	-	(11)	-
Net interest expense	(804)	(725)	(1,593)	(1,448)
Net income	2,885	2,377	1,449	3,365
Dividends on preferred stock	(369)	(348)	(732)	(690)
Net income applicable to common stock	$2,516	$2,029	$717	$2,675

Income per share of common stock (basic and diluted)	$0.01	$0.01	$0.00	$0.01

Weighted average common shares outstanding (basic and diluted)	419,221,626	400,166,099	416,799,684	397,884,184

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income applicable to common stock	$717	$2,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,023	2,676
Dividends on preferred stock	732	690
Accrued interest converted to long-term debt	1,264	1,154
Gain from asset disposition	(14)	(1)
Increase in accounts receivable allowance	17	8
Gain from involuntary conversion of non-monetary assets due to fire	(845)	-
Decrease in other assets	-	33
Changes in other current assets and current liabilities	1,176	(2,315)
Net cash provided by operating activities	5,070	4,920

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,124)	(1,006)
Proceeds from assets disposition	21	8
Insurance proceeds from involuntary conversion of non-monetary assets due to fire	418	-
Net cash used in investing activities	(685)	(998)

Cash flows from financing activities:
Payments on notes	(725)	(736)
Net payments on line of credit	(3,667)	(2,327)
Debt issuance costs	-	(32)
Net cash used in financing activities	(4,392)	(3,095)

Increase (decrease) in cash	(7)	827
Cash, beginning of period	124	346
Cash, end of period	$117	$1,173

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
Unaudited

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

BlueLinx Corporation is the Company’s primary distributor for its ChoiceDek® products, which are sold exclusively by Lowe’s.

The Company currently manufactures all of its composite products at extrusion facilities in Springdale, Arkansas. The Company operates a plastic recycling, blending and storage facility in Lowell, Arkansas, where it also leases warehouses and land for inventory storage. AERT also maintains a facility at Watts, Oklahoma where it cleans, reformulates, and recycles polyethylene plastic scrap as a means to reduce the Company’s costs of recycled plastics.

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

	Six Months Ended
	June 30, 2014	June 30, 2013
Receivables	$(1,182)	$(431)
Inventories	1,087	(828)
Prepaid expenses	13	236
Accounts payable - trade and related parties	2,059	246
Accrued liabilities	(801)	(1,538)
Change in current assets and liabilities	$1,176	$(2,315)
Cash paid for interest	$324	$292

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013
Notes payable for financing insurance policies	$994	$727

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates and returns, which were $1.8 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$5,377	$5,100
Work in process	1,706	2,337
Finished goods	4,593	5,713
Total inventory	$11,676	$13,150

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

Major Customers

The Company’s revenues are derived principally from national and regional building products distributors. BlueLinx is the Company’s largest single customer, distributing both the ChoiceDek® brand of decking products sold exclusively at Lowe’s as well as the Company’s MoistureShield® decking products in select geographies. For the six months ended June 30, 2014, BlueLinx represented more than 62% of the Company’s revenue as compared to 70% for the same period in 2013. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity. We are currently working to increase our distribution network that will reduce this customer’s concentration.

The Company has significant customer concentration, with one customer representing more than 50% of our accounts receivable for the six months ended June 30, 2014 as compared to approximately 80% at December 31, 2013. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity. We are currently working to expand our distribution network, which will reduce this customer’s concentration.

Cash

  The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

As of June 30, 2014, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 18 years. The impact of this limitation is approximately $27.0 million in NOL’s, which will expire before the Company can use them. The estimated annual effective income tax rate for 2014 is 0% due to the use of net operating loss carryforwards.

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

The Company is subject to routine audits by various taxing jurisdictions. The examination by the Internal Revenue Service (the Service) of the Company’s 2010 federal tax return yielded changes that did not affect the tax that was reported on the return; therefore, the Service has accepted the return. The Company is no longer subject to income tax examinations by taxing authorities for years before 2010, except in the States of California and Texas, for which the 2009 tax year is still subject to examination.

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

The following presents the two-class method for the three and six months ended June 30, 2014 and 2013:

BASIC AND DILUTED EARNINGS PER SHARE
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income applicable to common stock	2,516	2,029	717	2,675
Preferred stock dividend	369	348	732	690
Income before dividends	2,885	2,377	1,449	3,365

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00	$0.00	$0.00
Preferred	$0.00	$0.00	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$17.98	$16.94	$35.69	$33.62

Undistributed earnings per share:
Common	$0.01	$0.01	$0.00	$0.01
Preferred	$96.38	$76.75	$27.41	$100.99

Total basic earnings per common and participating share:
Common	$0.01	$0.01	$0.00	$0.01
Preferred	$114.36	$93.69	$63.10	$134.61

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162	89,631,162	89,631,162
Participating preferred shares - if converted	329,590,464	310,534,937	327,168,522	308,253,022
Total weighted average number of shares	419,221,626	400,166,099	416,799,684	397,884,184

Total weighted average number of preferred shares	20,524	20,524	20,524	20,524

Note 7: Line of Credit

The Company has an $8.0 million line of credit (Revolver) loan with the AloStar Bank of Commerce, subject to a reserve of $1.0 million. Interest is assessed at the greater of (a) 1.0% (minimum) plus 4%, or (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%.  Because LIBOR was less than 1% on June 30, 2014, the interest rate was determined to be 5%. The Revolver is secured by 85% of accounts receivable after a reduction for amounts owed by international customers.  The Revolver is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory.  The Revolver at AloStar had a balance of $1.5 million at June 30, 2014.  The proceeds available to draw down on the Revolver at June 30, 2014 were $5.5 million.

Note 8:  Related Party Transactions

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

Note 10:  New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method we will adopt the standard in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth selected information from our statements of operations (in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013	% Change
Net sales	$24,547	$24,145	1.7%
Cost of goods sold	18,501	18,026	2.6%
% of net sales	75.4%	74.7%
Gross margin	6,046	6,119	(1.2%)
% of net sales	24.6%	25.3%

Gain from asset disposition	(7)	-	*
Selling and administrative costs	2,859	3,028	(5.6%)
% of net sales	11.6%	12.5%
Operating income	3,194	3,091	3.3%
% of net sales	13.0%	12.8%

Other income:
Other income	6	11	(45.5%)
Gain on involuntary conversion of non-monetary assets due to fire	500	-	*
Other expense	(11)	-	*
Net interest expense	(804)	(725)	10.9%
Net income	2,885	2,377	21.4%
% of net sales	11.8%	9.8%
Dividends on preferred stock	(369)	(348)	6.0%
Net income applicable to common stock	$2,516	$2,029	24.0%
% of net sales	10.2%	8.4%

*not meaningful as a percentage change

Net Sales

Second quarter 2014 sales were up $0.4 million or 1.7% from second quarter 2013 due to increased sales of Original Equipment Manufacturers (OEM) and other non-decking products.

Cost of Goods Sold and Gross Margin

The total cost of goods sold for the second quarter of 2014 increased 2.6% from the second quarter of 2013, reflecting increased sales. As a percent of net sales, gross margin declined due to changes in the mix of products sold as OEM and other non-decking products generate lower gross margins.

Selling and Administrative Costs

Selling and administrative costs decreased 5.6% for the second quarter of 2014 as compared to the second quarter of 2013. The decrease was due primarily to lower payroll and related expenses.

Earnings

Operating income improved to $3.2 million in the second quarter of 2014 from $3.1 million in the second quarter of 2013 due to lower selling and administrative costs. A gain of $0.5 million from involuntary conversion of non-monetary assets due to the July 2013 Springdale fire was recorded to recognize insurance proceeds.  Interest costs increased 10.9% compared to the second quarter of 2013 largely due to increased borrowing on the line of credit.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth selected information from our statements of operations (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013	% Change
Net sales	$41,237	$42,883	(3.8%)
Cost of goods sold	33,043	31,991	3.3%
% of net sales	80.1%	74.6%
Gross margin	8,194	10,892	(24.8%)
% of net sales	19.9%	25.4%

Gain from asset disposition	(14)	(1)	*
Selling and administrative costs	6,010	6,095	(1.4%)
% of net sales	14.6%	14.2%	2.5%
Operating income	2,198	4,798	(54.2%)
% of net sales	5.3%	11.2%

Other income:
Other income	10	15	(33.3%)
Gain on involuntary conversion of non-monetary assets due to fire	845	-	*
Other expense	(11)	-	*
Net interest expense	(1,593)	(1,448)	10.0%
Net income	1,449	3,365	(56.9%)
% of net sales	3.5%	7.8%
Dividends on preferred stock	(732)	(690)	6.1%
Net income applicable to common stock	$717	$2,675	(73.2%)
% of net sales	1.7%	6.2%

*not meaningful as a percentage change

Net Sales

Sales for the six months ended June 30, 2014 were down $1.6 million or 3.8% from the same period in 2013. This was primarily due to decreased sales of ChoiceDek® caused by distributor inventory level reductions in the first quarter exacerbated by a late spring and inclement weather that depressed sales of both the MoistureShield® and ChoiceDek® lines offset by sales increases in the second quarter of OEM and other non-decking products.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the first six months of 2014 increased 3.3% over the same period in 2013.  As a percent of sales, the cost of goods sold increased by 5.5 percentage points.  While labor and overhead costs were up year-over-year, the primary cause of the cost increase and gross margin decline was a change in the relative customer and product mix.

Selling and Administrative Costs

Selling and administrative costs were down $0.1 million in the first six months of 2014 compared to the first six months of 2013. The decrease was primarily due to reduced commissions and travel due to reduced sales.

Earnings

Operating income was down $2.6 million for the six months ended June 30, 2014 as compared to the same period in 2013. The first quarter operating income was $2.7 million below the 2013 first quarter because of increased labor and overhead.   A gain of $0.8 million from involuntary conversion of non-monetary assets was recorded due to the fires at the Springdale and Lowell plants in July 2013.

 Interest costs were up 10.0% as a result of increased borrowing on the line of credit.

Liquidity and Capital Resources

AERT maintains a close working relationship with AloStar Bank of Commerce.  The Revolver Loan is used to cover operating expenses as needed. At June 30, 2014, $5.5 million was available for drawdown.

The Company plans to structure its operations to grow its business, improve its margins and generate net income for 2014 in order to maximize shareholder value. The Company is currently working to improve its liquidity by:

•	Streamlining operations to increase efficiencies: The Company expects to make changes to certain operational processes in order to increase production.

•	Seeking additional sources of revenue: The Company is pursuing additional distribution of its current product line and is introducing new products in order to increase its sales.

Cash Flows

Cash Flows from Operations

Cash provided by operations for the first six months of 2014 was $5.1 million, an increase of $0.1 million from the first six months of 2013. This change is primarily due to a net income reduction of $2.0 million and a change in current assets and liabilities of $3.5 million due to the following:

•
Accounts receivable increased $1.2 million in the first six months of 2014 as compared to an increase of $0.4 million in the first six months of 2013.  Increased insurance proceeds receivable and a change in customer mix accounted for this increase.

•
First six months 2014 inventory levels decreased $1.0 million compared to an increase of $.8 million in the first six months of 2013.  Due to production problems relating to the fire, production was down for the first six months of 2014.

•	Accounts payable increased $2.0 million in 2014 compared to an increase of $0.2 million in the first six months of 2013 due to increased purchases and better payment terms with vendors.
•
Accrued liabilities decreased $0.8 million the first six months of 2014 compared to a decrease of $1.5 million in the first six months of 2013 due to the settlement of the remaining class action claims in 2013.

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

Cash Flows from Investing Activities

Cash used in investing activities in the first six months of 2014 was $0.7 million compared to cash used in investing activities of $1.0 million for the same period in 2013. This change was primarily due to insurance proceeds from the Lowell fire recovered in 2014.

Cash Flows from Financing Activities

Cash used in financing activities was $4.4 million for the first six months of 2014 compared to cash used in financing activities of $3.1 million in 2013. The change was primarily due to paying down the credit line $3.7 million in the first six months of 2014 compared to paying down the credit line $2.3 million the first six months of 2013.

Working Capital

At June 30, 2014, the Company had working capital of $5.6 million compared to working capital of $2.6 million at December 31, 2013. The increase in working capital was primarily due to a decrease in borrowing on the line of credit and a reduction of the accrual for the class action law suit.

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

For the six months ended June 30, 2014, the Company has determined that there were no events or circumstances indicating the carrying value may not be recoverable.

We also periodically review the lives assigned to our assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the asset. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Debt

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The balance on the loan at June 30, 2014 was $2.6 million.

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

The Series A Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available until March 17, 2013, after which time, the Series A Note will bear cash interest at 8.0% per annum). Payment of cash interest has been waived until January 1, 2015.

The Series B Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks equally to the Series A Note.  Payment of cash interest has been waived until January 1, 2015.

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

		June 30, 2014	Covenant	Compliance
AloStar

Adjusted EBITDA	=	$6.2M	=>$6.0M	Yes
Fixed Charge Coverage Ratio	=	1.9	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Capital Expenditures	=	$1.1M	< $4.5M*	Yes

HIG:

Adjusted EBITDA	=	$6.2M	=>$9.0M	No, Waived
Fixed Charge Coverage Ratio	=	2.9	> 1.50:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Leverage Ratio	=	6.35	= < 3.1:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures	=	$1.1M	< $2.5M*	Yes

*2014 annual covenant

On July 15, 2014, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.1 to 1.0 for the four Fiscal Quarters ending June 30, 2014. H.I.G. AERT, LLC also waived the Specified Events of Default as a result of AERT having failed to attain required EBITDA of $9.0 million. In addition, on July 15, 2014, H.I.G. AERT LLC waived its right to deliver a Triggering Event Redemption Notice on the Series E stock solely as a result of the Specified Events of Default.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2014. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2014, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ TIMOTHY D. MORRISON
Timothy D. Morrison,
Chief Executive Officer and Director
(principal executive officer)

/s/ J. R. BRIAN HANNA
J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer

Date:  August 6, 2014

INDEX TO EXHIBITS

10.1	Waiver of Default - H.I.G. Credit Agreement dated July 15, 2014**

10.2	Waiver of "Special Events Default" per Series A Term Loan Interest dated July 15, 2014**

10.3	Waiver of "Special Events Default" per Series E Convertible Preferred Stock Rights dated July 15, 2014**

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive and principal executive officer**

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and principal accounting officer **

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive and principal executive officer**

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and principal accounting officer**

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document