Form 10-Q
period 2014-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2014-11-06
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2014, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 89,541,289.  As of September 30, 2014 there were 89,873 outstanding shares of the Registrant’s Class B Common Stock.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$577	$124
Trade accounts receivable, net of allowance of $46 and $44 at September 30, 2014 and December 31, 2013, respectively	3,555	3,095
Accounts receivable - related party	30	55
Inventories	11,654	13,150
Prepaid expenses	1,581	522
Total current assets	17,397	16,946

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	16,991	16,972
Machinery and equipment	50,035	47,479
Construction in progress	2,944	3,962
Total land, buildings and equipment	72,190	70,633
Less accumulated depreciation	44,577	41,808
Net land, buildings and equipment	27,613	28,825

Other assets:
Debt issuance costs, net of accumulated amortization of $912 and $634 at September 30, 2014 and December 31, 2013, respectively	575	853
Other assets	380	380
Total other assets	955	1,233
Total assets	$45,965	$47,004

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (continued)
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$4,251	$3,993
Accounts payable – related parties	85	13
Current maturities of long-term debt	1,729	1,209
Accruals related to expected settlement of class action lawsuit	-	133
Other accrued liabilities	3,903	3,859
Working capital line of credit	-	5,135
Total current liabilities	9,968	14,342

Long-term debt, less current maturities	36,017	34,972

Commitments and Contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at September 30, 2014 and December 31, 2013, including accrued unpaid dividends of $4,816 and $3,709 at September 30, 2014 and December 31, 2013, respectively	25,340	24,233

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 89,541,289 shares issued and outstanding at September 30, 2014 and 88,165,632 shares issued and outstanding at December 31, 2013	896	882
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; 89,873 shares issued and outstanding at September 30, 2014 and 1,465,530 shares issued and outstanding at December 31, 2013	1	15
Additional paid-in capital	53,660	53,660
Accumulated deficit	(79,917)	(81,100)
Total stockholders' deficit	(25,360)	(26,543)
Total liabilities and stockholders' deficit	$45,965	$47,004

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$20,724	$14,705	$61,961	$57,588
Cost of goods sold	15,639	14,362	48,682	46,353
Gross margin	5,085	343	13,279	11,235

Selling and administrative costs	3,027	2,772	9,037	8,867
Gain from asset disposition	(50)	(3)	(64)	(4)
Operating income (loss)	2,108	(2,426)	4,306	2,372

Other income and expenses:
Other income or (expense)	12	(76)	11	(61)
Income from insurance proceeds	-	2,500	-	2,500
Gain (loss) from involuntary conversion of non-monetary assets due to fire	(500)	-	345	-
Net interest expense	(779)	(726)	(2,372)	(2,174)
Net income (loss)	841	(728)	2,290	2,637
Dividends on preferred stock	(375)	(353)	(1,107)	(1,043)
Net income (loss) applicable to common stock	$466	$(1,081)	$1,183	$1,594

Income (loss) per share of common stock (basic and diluted)	$0.00	$(0.01)	$0.00	$0.01

Weighted average common shares outstanding (basic and diluted)	424,165,483	89,631,162	419,275,834	400,217,173

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income applicable to common stock	$1,183	$1,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,070	3,726
Dividends on preferred stock	1,107	1,043
Accrued interest converted to long-term debt	1,917	1,751
Gain from asset disposition	(64)	(4)
Increase in accounts receivable allowance	2	23
Income from insurance proceeds	-	(2,500)
Gain from involuntary conversion of non-monetary assets due to fire	(345)	-
Change in other assets	-	(20)
Changes in other current assets and current liabilities	1,162	(1,693)
Net cash provided by operating activities	8,032	3,920

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,587)	(2,756)
Proceeds from assets disposition	71	11
Insurance proceeds from involuntary conversion of non-monetary assets due to fire	418	-
Net cash used in investing activities	(1,098)	(2,745)

Cash flows from financing activities:
Payments on notes	(1,346)	(1,318)
Net payments on line of credit	(5,135)	(126)
Debt issuance costs	-	(32)
Net cash used in financing activities	(6,481)	(1,476)

Increase (decrease) in cash	453	(301)
Cash, beginning of period	124	346
Cash, end of period	$577	$45

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

While BlueLinx Corporation is currently the Company’s primary distributor for its ChoiceDek® products, which are sold exclusively by Lowe’s, two new customers are distributing to Lowe’s in the western United States.

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

	Nine Months Ended
	September 30, 2014	September 30, 2013
Receivables	$(510)	$74
Inventories	1,109	(589)
Prepaid expenses	322	426
Accounts payable - trade and related parties	330	(805)
Accrued liabilities	(89)	(799)
Change in current assets and liablilites	$1,162	$(1,693)
Cash paid for interest	$453	$422

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Notes payable for financing insurance policies	$994	$727

Note 4: Significant Accounting Policies

 Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. Sales are recorded net of discounts, rebates and returns, which were $2.6 million for the nine months ended September 30, 2013 and 2014.

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

 Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$5,388	$5,100
Work in process	1,511	2,337
Finished goods	4,755	5,713
Total inventory	$11,654	$13,150

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

Major Customers

The Company’s revenues are derived principally from national and regional building products distributors. BlueLinx is the Company’s largest single customer, distributing both the ChoiceDek® brand of decking products sold exclusively at Lowe’s as well as the Company’s MoistureShield® decking products in select geographies. For the nine months ended September 30, 2014 and the nine months ended September 30, 2013, BlueLinx represented approximately 60% of the Company’s revenue. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity.  We are currently working to increase our distribution network that will reduce this customer’s concentration.

The Company has significant customer concentration, with one customer representing approximately 50% of our accounts receivable at September 30, 2014, as compared to approximately 80% at December 31, 2013. A loss of this customer, or a major reduction in their business, could cause a significant reduction in our liquidity. We are currently working to expand our distribution network, which will reduce this customer’s concentration.

Cash

  The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

As of September 30, 2014, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 18 years. The impact of this limitation is approximately $27.0 million in NOL’s, which will expire before the Company can use them. The estimated annual effective income tax rate for 2014 is 0% due to the use of net operating loss carryforwards.

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

The Company is subject to routine audits by various taxing jurisdictions. The examination by the Internal Revenue Service (the Service) of the Company’s 2010 federal tax return yielded changes that did not affect the tax that was reported on the return; therefore, the Service has accepted the return. The Company is no longer subject to income tax examinations by taxing authorities for years before 2011, except in the States of California and Texas, for which the 2010 tax year is still subject to examination.

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

The following presents the two-class method for the three and nine months ended September 30, 2014 and 2013:

BASIC AND DILUTED EARNINGS PER SHARE
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss) applicable to common stock	$466	$(1,081)	$1,183	$1,594
Preferred stock dividend	375	353	1,107	1,043
Income (loss) before dividends	$841	$(728)	$2,290	$2,637

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00	$0.00	$0.00
Preferred	$0.00	$0.00	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$18.27	$17.19	$53.93	$50.81

Undistributed earnings (losses) per share:
Common	$0.00	$(0.01)	$0.00	$0.00
Preferred	$17.91	-	$45.30	$60.28

Total basic earnings (losses) per common and participating share:
Common	$0.00	$(0.01)	$0.00	$0.00
Preferred	$36.18	$17.19	$99.23	$111.09

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162	89,631,162	89,631,162
Participating preferred shares - if converted	334,534,321	315,175,913	329,644,672	310,586,011
Total weighted average number of shares	424,165,483	404,807,075	419,275,834	400,217,173

Total weighted average number of preferred shares	20,524	20,524	20,524	20,524

Note 7: Line of Credit

The Company has an $8.0 million line of credit (Revolver) loan with the AloStar Bank of Commerce, subject to a reserve of $1.0 million. Interest is assessed at the greater of (a) 1.0% (minimum) plus 4%, or (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver.  If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%.  Because LIBOR was less than 1% on September 30, 2014, the interest rate was determined to be 5%. The Revolver is secured by 85% of accounts receivable after a reduction for amounts owed by international customers.  The Revolver is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory.  There were no outstanding borrowings on the Revolver at September 30, 2014.  The proceeds available to draw down on the Revolver at September 30, 2014 were $7.0 million.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the transition method we will utilize upon adoption of the standard in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth selected information from our statements of operations (in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013	% Change
Net sales	$20,724	$14,705	40.9%
Cost of goods sold	15,639	14,362	8.9%
% of net sales	75.5%	97.7%
Gross margin	5,085	343	*
% of net sales	24.5%	2.3%

Gain from asset disposition	(50)	(3)	*
Selling and administrative costs	3,027	2,772	9.2%
% of net sales	14.6%	18.8%
Operating income (loss)	2,108	(2,426)	186.9%
% of net sales	10.2%	(16.5%)

Other income:
Other income (expense)	12	(76)	115.8%
Income from insurance proceeds	-	2,500	*
Gain on involuntary conversion of non-monetary assets due to fire	(500)	-	*
Net interest expense	(779)	(726)	7.3%
Net income (loss)	841	(728)	215.5%
% of net sales	4.1%	(5.0%)
Dividends on preferred stock	(375)	(353)	6.2%
Net income (loss) applicable to common stock	$466	$(1,081)	143.1%
% of net sales	2.2%	(7.4%)

Net Sales

Third quarter 2014 net sales were up $6.0 million or 40.9% from third quarter 2013. Sales for the third quarter of 2013 were uncharacteristically low due to lost production as a result of the fire in the extrusion plant in Springdale in July 2013.  Sales were also up in the third quarter 2014 due to the new capstock product line.

Cost of Goods Sold and Gross Margin

The total cost of goods sold for the third quarter of 2014 increased 8.9% from the third quarter of 2013. As a percent of net sales, gross margin increased 22.2 percentage points as production costs normalized during the third quarter of 2014.  Third quarter 2013 cost of goods sold as a percentage of net sales was higher than the third quarter 2014 reflecting fixed manufacturing overhead costs, in addition to direct labor costs incurred due to the retention of our skilled labor forces during the time of lost production due to the fire that occurred in July 2013.

Selling and Administrative Costs

Selling and administrative costs increased 9.2% for the third quarter of 2014 as compared to the third quarter of 2013. The increase was due primarily to increased commissions, advertising and promotions due to increased sales.  As a percentage of sales, selling and administrative costs were down 4.2% for the third quarter 2014 compared to the third quarter 2013.

Earnings

Net income improved $1.5 million for the third quarter of 2014 compared to third quarter 2013.  This improvement is primarily due to a return to more typical sales compared to the significantly reduced third quarter 2013 sales that were negatively impacted by the July 2013 fire.

Interest costs increased 7.3% compared to the third quarter of 2013 largely due to increased payment in kind (PIK) interest on the H.I.G. Series A and Series B notes.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth selected information from our statements of operations (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013	% Change
Net sales	$61,961	$57,588	7.6%
Cost of goods sold	48,682	46,353	5.0%
% of net sales	78.6%	80.5%
Gross margin	13,279	11,235	18.2%
% of net sales	21.4%	19.5%

Gain from asset disposition	(64)	(4)	*
Selling and administrative costs	9,037	8,867	1.9%
% of net sales	14.6%	15.4%
Operating income	4,306	2,372	81.5%
% of net sales	6.9%	4.1%

Other income:
Other income (expense)	11	(61)	118.0%
Income from insurance proceeds	-	2,500	*
Gain on involuntary conversion of non-monetary assets due to fire	345	-	*
Net interest expense	(2,372)	(2,174)	9.1%
Net income	2,290	2,637	(13.2%)
% of net sales	3.7%	4.6%
Dividends on preferred stock	(1,107)	(1,043)	6.1%
Net income applicable to common stock	$1,183	$1,594	(25.8%)
% of net sales	1.9%	2.8%

*not meaningful as a percentage change

Net Sales

Sales for the nine months ended September 30, 2014 were up $4.4 million or 7.6% from the same period in 2013 due to increased sales of ChoiceDek®, MoistureShield® and Original Equipment Manufacturer (OEM) lines.  Sales were depressed as a result of the July 2013 Springdale fire during the comparative periods.  In 2014, MoistureShield® sales reflected the introduction of the new capstock line.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the first nine months of 2014 increased 5.0% over the same period in 2013 as a result of increased sales.  As a percentage of sales, the cost of goods sold decreased by 1.9 percentage points.  The gross margin increased for the first nine months of 2014 over the same period in 2013.  The lower 2013 gross margin was primarily due to lost production in 2013 that resulted from the fire.

Selling and Administrative Costs

Selling and administrative costs were up $0.2 million in the first nine months of 2014 compared to the first nine months of 2013. The increase was primarily due to increased commissions, advertising and promotions due to increased sales.

Earnings

Operating income was up $1.9 million for the nine months ended September 30, 2014 as compared to the same period in 2013 due to increased sales and improved manufacturing processes.  The nine months ended September 30, 2013 reflects lost sales as a result of reduced production due to the fire in our Springdale extrusion plant.  The insurance company advanced $2.5 million in early October 2013 that was included in other income for the nine months ended September 30, 2013.

Interest costs were up 9.1% primarily due to the paid in kind (PIK) interest on the H.I.G. Series A and Series B notes that increased the principal and increased borrowing on the line of credit.

Liquidity and Capital Resources

The Revolver Loan with AloStar Bank of Commerce is used to cover operating expenses as needed. At September 30, 2014, $7.0 million was available for drawdown.

The Company plans to structure its operations to grow its business, improve its margins and generate net income for 2014 in order to maximize shareholder value. The Company is currently working to improve its liquidity by:

•
Streamlining operations to increase efficiencies: The Company expects to make changes to certain operational processes in order to increase productivity.  These changes include the installation of equipment to reduce process material handling costs and manufacturing equipment that will improve yields.  The Company is evaluating its existing recycling processes and new technology.

•
Seeking additional sources of revenue:  The Company is pursuing additional distribution of its current product lines with new distributors and is introducing new products, including deck lighting and aluminum railing systems, in order to increase its sales.

Cash Flows

Cash Flows from Operations

Cash provided by operations for the first nine months of 2014 was $8.0 million, an increase of $4.1 million from the first nine months of 2013. This change is primarily due to a change in current assets and liabilities of $2.9 million due to the following:

•	Accounts receivable increased $0.5 million in the first nine months of 2014 as compared to a decrease of $0.1 million in the first nine months of 2013 due to increased sales.
•	2014 inventory levels for the first nine months decreased $1.1 million as compared to an increase of $0.6 million in the first nine months of 2013.
•	Accounts payable increased $0.3 million in 2014 compared to a decrease of $0.8 million in the first nine months of 2013 due to increased purchases related to increased production.
•	Accrued liabilities decreased $0.1 million the first nine months of 2014 compared to a decrease of $0.8 million in the first nine months of 2013 due to the settlement of class action claims.

In the third quarter 2013, anticipated proceeds of $2.5 million from the insurers for estimated losses sustained from the July 2013 fire at the Springdale extrusion plant were recorded as receivable, which reduced net cash provided by operations for that period.  The funds were subsequently received in October 2013.

Changes to our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that was depressed as a result of the reduction in home prices in recent years. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

The Company has significant customer concentration, with one customer representing approximately 60% of our revenue. A loss of this customer, or a major reduction in their business, would cause a significant reduction in our liquidity. We are currently working to broaden our distribution network by adding new distributors, which would reduce this customer’s concentration.

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of 2014 was $1.1 million compared to cash used in investing activities of $2.7 million for the same period in 2013. This change was primarily due to decreased capital expenditures offset by insurance proceeds from the Lowell fire of 2013 that were recovered in 2014.

Cash Flows from Financing Activities

Cash used in financing activities was $6.5 million for the first nine months of 2014 compared to cash used in financing activities of $1.5 million in 2013. The change was primarily due to paying down the credit line in the first nine months of 2014.

Working Capital

At September 30, 2014, the Company had working capital of $7.4 million compared to working capital of $2.6 million at December 31, 2013. The increase in working capital was primarily due to a decrease in borrowing on the line of credit reflecting the seasonality of the business.  The spring and summer seasons are the prime deck-building seasons.

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

For the nine months ended September 30, 2014, the Company has determined that there were no events or circumstances indicating the carrying value may not be recoverable.

We also periodically review the lives assigned to our assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the asset. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Debt

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The balance on the loan at September 30, 2014 was $2.4 million.

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

		September 30, 2014	Covenant	Compliance
AloStar

Adjusted EBITDA	=	$7.8M	=>$6.0M	Yes
Fixed Charge Coverage Ratio	=	2.0	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Capital Expenditures	=	$1.6M	< $3.5M1	Yes

HIG:

Adjusted EBITDA	=	$7.8M	=>$9.5M	No, Waived
Fixed Charge Coverage Ratio	=	2.3	> 1.50:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Leverage Ratio	=	4.87	= < 3.1:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures	=	$1.6M	< $2.5M2	Yes

1Annual covenant, adjusted with bank approval
22014 annual covenant

On October 15, 2014, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.1 to 1.0 for the four Fiscal Quarters ending September 30, 2014. H.I.G. AERT, LLC also waived the Specified Events of Default as a result of AERT having failed to attain required EBITDA of $9.5 million. In addition, on October 15, 2014, H.I.G. AERT LLC waived its right to deliver a Triggering Event Redemption Notice on the Series E stock solely as a result of the Specified Events of Default.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2014. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2014, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

By: /s/ TIMOTHY D. MORRISON

Timothy D. Morrison,
Chief Executive Officer and Director
(principal executive officer)

/s/ J. R. BRIAN HANNA
J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer

Date:  November 6, 2014

INDEX TO EXHIBITS

10.1	Waiver of Default - H.I.G. Credit Agreement dated October 15, 2014**

10.2	Waiver of "Special Events Default" per Series A Term Loan Interest dated July 15, 2014**

10.3	Waiver of "Special Events Default" per Series E Convertible Preferred Stock Rights dated October 15, 2014**

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive and principal executive officer**

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and principal accounting officer **

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive and principal executive officer**

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and principal accounting officer**

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document