Form 10-K
period 2014-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2015-03-05
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing stock price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,852,922 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

Number of shares of common stock outstanding at February 27, 2015: Class A — 89,631,162

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2015 annual meeting scheduled to be held on June 18, 2015, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

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

We currently manufacture all of our composite products at extrusion facilities in Springdale, Arkansas. We operate a plastic recycling, blending and storage facility in Lowell, Arkansas, where we also lease warehouses and land for inventory storage. We also operate a plastic recycling, cleaning, and reformulation facility at Watts, Oklahoma.

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

The wood fiber content of our products gives them many properties similar to all-wood products, but we believe that the plastic content renders our products superior to both all-wood or all-plastic alternatives because:

•	Unlike wood, our products do not require preservatives or treatment with toxic chemicals or annual sealing or staining.

•	Our products are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

•	Our products are engineered for superior moisture-resistance and will not decompose like wood.

•	Our products are less subject to rotting, cracking, warping, splintering, insect infestation, and water absorption than conventional wood materials.

•	Our products are aesthetically enhanced to provide a wood-like or grained surface appearance.

•	Our products are combined with coloring agents and/or other additives to provide various colors and aesthetics.

•	Since 2006, our products have contained a mildew-cide to inhibit the growth of mold.

•	Our latest generation of products offers colors to more closely resemble the natural look of wood.

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

ChoiceDek® Decking. We currently sell our ChoiceDek® branded decking products in the home improvement warehouse (HIW) market through BlueLinx to Lowe’s. We derived a majority of our revenue, approximately 50%, from BlueLinx (our distributor for ChoiceDek® products) in 2014. This market segment primarily focuses on the do-it-yourself (DIY) market in which homeowners buy, build, and install their own decks. The ChoiceDek® brand is sold exclusively to Lowe’s. ChoiceDek® is promoted through in-store displays and an ongoing print and marketing campaign targeting the residential decking market. We maintain a nationwide sales and customer service group. Lowe’s also conducts national print and television ads for the products it carries. ChoiceDek® introduced its new line, ChoiceDek® Foundations™ in 2012. This newly engineered product provides better fade performance than our previous product and features a smaller profile, making it more lightweight and easier to handle.

MoistureShield® Decking. Our MoistureShield® brand line of decking products is currently sold to select primary distributors, who re-sell it to lumber dealers and contractor yards for sale to local deck builders and home builders. One international distributor accounted for approximately 10% of our sales in 2014. Most of our MoistureShield® customers are regularly purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers from competing products to our brands. The MoistureShield® decking line allows us to diversify our customer base.  New for 2014 was our MoistureShield® Pro—our new cap stock line.  MoistureShield® Pro, adds an extra layer of protection and beauty.  Essentially, it is our already durable Vantage board with a smooth, protective covering with enhanced slip and scratch resistance.  As with all of AERT’s products, it can be installed on the ground, in the ground or in the water.  MoistureShield® Pro carries with it a transferrable lifetime warranty and a 25-year fade and stain warranty.

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

Among manufacturers of alternative decking materials, we view Trex Company, TimberTech Ltd., Tamko Building Products, and Fiber Composites LLC as our primary competitors. The market for decking products is highly segmented. We believe that our MoistureShield® industrial products have superior characteristics and are competitively priced. We emphasize durability, which means that manufacturers and homebuilders using our products should see reduced warranty callbacks and higher customer satisfaction. Our product competes not only on durability, but also the ability of the customer to order a product that is custom manufactured to its specifications.

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

Employees

Due to the seasonality of our business and timing of orders received from our largest customer, the number of permanent employees is adjusted throughout the course of the year. At December 31, 2014 we had 397 compared to 415 employees at December 31, 2013.

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

We operate a wet plastics recycling facility in Watts, Oklahoma.  AERT leased a warehouse in Westville, Oklahoma for inventory storage, but terminated the lease at that location in June 2014 as the additional space was no longer required.

The recycling and extrusion facilities typically operate continuously with occasional shutdowns for holidays and maintenance.  We are constantly searching for improvements and efficiencies to our production process and are exploring alternative recycling technology at our Lowell facility.

Item 3. Legal Proceedings.

See Note 12: Commitments and Contingencies

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is currently listed with the OTC Bulletin Board and trades under the symbol of AERT. As of December 31, 2014, there were approximately 1,359 holders of record of our Class A common stock and no holders of record of our Class B common stock. The closing price of our common stock was $0.08 on December 31, 2014. We have not previously paid cash dividends on our common stock and there are currently restrictions under various debt obligations and our Series E preferred stock designation that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly sales prices of our Class A common stock for the years ended December 31, 2013 and 2014.

Sales Price Range of Class A Common Stock

Fiscal 2013	High	Low
First Quarter	0.24	0.09
Second Quarter	0.22	0.18
Third Quarter	0.19	0.12
Fourth Quarter	0.15	0.10

Fiscal 2014	High	Low
First Quarter	0.17	0.11
Second Quarter	0.16	0.11
Third Quarter	0.15	0.06
Fourth Quarter	0.12	0.08

No repurchases of common stock took place during 2013 or 2014.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, regarding shares outstanding and available for issuance under the Company’s equity compensation plans. No awards were made in 2014 pursuant to the Company’s 2012 Stock Incentive Plan, which was approved by security holders at the Company’s annual shareholders’ meeting on June 27, 2012.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2014 Summary

Results of Operations
Two-Year Comparison (in thousands)

	2014	2013	% Change
Net sales	$75,999	$68,779	10.5%
Cost of goods sold	60,896	56,976	6.9%
% of net sales	80.1%	82.8%
Gross margin	15,103	11,803	28.0%
% of net sales	19.9%	17.2%

Gain from asset disposition	69	9	*
Selling and administrative costs	11,964	11,535	3.7%
% of net sales	15.7%	16.8%
Operating income	3,208	277	1058.1%
% of net sales	4.2%	0.4%

Other income and expense:
Income from insurance proceeds	345	2,500	(86.2%)
Other income	12	80	(85.0%)
Net interest expense	(3,154)	(2,920)	8.0%
Gain or (loss) before dividends	411	(63)	*
% of net sales	0.5%	(0.1%)
Dividends on preferred stock	(1,487)	(1,401)	6.1%
Net loss applicable to common stock	$(1,076)	$(1,464)	(26.5%)
% of net sales	(1.4%)	(2.1%)

___________

* Not meaningful as a percentage change

Sales

Net sales for the year ended December 31, 2014 were up 10.5% from the year ended December 31, 2013.  Lost production as a result of a fire on July 17, 2013 at the extrusion facility in Springdale negatively impacted sales in the second half of 2013.  Net sales for 2014 represent a 2% increase over 2012 net sales.  In 2014, MoistureShield® sales include the introduction of our new cap stock product, MoistureShield® Pro.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased 6.9% for the year ended December 31, 2014 compared to 2013. As a percentage of sales, 2014 cost of goods sold was 2.7 percentage points lower than 2013, reflecting increased production in 2014 resulting in reduced cost of labor and overhead per unit produced.  As a result of the fire in 2013, direct labor costs were higher due to the retention of our skilled labor force during the time of lost production.

Selling and Administrative Costs

Selling and administrative costs were up 3.7% in 2014 compared to 2013. This increase is primarily due to increased advertising, promotions and commissions as a result of increased sales.

As a percentage of sales, selling and administrative costs were down 1.1% from 2013. The primary components of selling and administrative costs are compensation and benefits, advertising and promotion, travel, professional fees, and commissions.

Income from Insurance Proceeds

On July 17, 2013, the Company experienced a fire at its Springdale North extrusion facility and a silo fire on July 25, 2013, at its Lowell facility. These facilities were closed temporarily while the Company, local, state, and federal officials investigated and repairs were made. The Lowell plant re-commenced operations on July 30, 2013 while the first line at the extrusion plant re-commenced production on August 16, 2013. The remaining four extrusion lines were brought back into operation between August 17 and August 23, 2013. Final adjustments and repairs to the extrusion lines were completed during the first quarter of 2014.

Estimated costs for personal and real estate damage at the Springdale facility are between $0.5 million and $1.0 million. Our estimate is that we will require an additional investment of $2.9 to $3.5 million. In 2014, we began the first phase of the facility upgrade, investing $0.7 million for enhanced worker safety. We feel that we have adequate insurance to cover any and all repairs needed as a result of the fire. A final settlement has not been reached.

Damage sustained at the Lowell facility was predominately one silo, its contents, and related infrastructure. Recovery of $345 thousand for damages to the Lowell facility was received in the first quarter of 2014.

Other Income and Expense

The Company included the $2.5 million insurance advance received in partial settlement of the Springdale fire in October 2013, as other income on the Statement of Operations. AERT filed a preliminary claim for the damage to property sustained in the Springdale fire and a separate preliminary claim for business interruption caused by the fire in mid-2014. Although our insurance underwriters have yet to finalize their determination as to the nature of the loss and because a claim had not been filed for property damage in 2013, the Company determined that the full amount of the proceeds received in October 2013 related to business interruption. It is our belief that the majority of the settlement will be as a result of business interruption.

Interest costs were up 8.0% year-over-year primarily due to the paid in kind (PIK) interest on the H.I.G. Series A and Series B notes that increased the principal.

Net Income (Loss)

AERT generated operating income of $3.2 million for 2014. After consideration of the insurance proceeds for the Lowell fire, dividend and interest expense, the Company had a net loss of $1.1 million, an improvement of $0.4 million over 2013.

Liquidity and Capital Resources

The Revolver Loan with AloStar Bank of Commerce is used to cover operating expenses as needed. At December 31, 2014, $3.4 million was available for drawdown.

The Company plans to structure its operations to grow its business, improve its margins and generate net income for 2015 in order to maximize shareholder value. The Company is currently working to improve its liquidity by:

•
Streamlining operations to increase efficiencies: The Company expects to make changes to certain operational processes in order to increase productivity.  These changes include the installation of equipment to reduce process material handling costs and manufacturing equipment that will improve yields.  The Company is constantly evaluating its recycling processes and opportunities to utilize new technologies.

•
Seeking additional sources of revenue:  The Company is pursuing additional distribution of its current product lines with new distributors and is introducing new products, including deck lighting and aluminum railing systems, in order to increase its sales.

Cash Flows

Cash Flows from Operations

Cash provided by operations for the year ended December 31, 2014 was $4.2 million, an increase of $1.9 million from the year ended December 31, 2013. This change is primarily due to a change in current assets and liabilities of $2.0 million due to the following:

•	Accounts receivable increased $1.3 million in 2014 compared to a decrease of $0.6 million in 2013 due to increased sales.
•	2014 inventory levels increased $1.2 million compared to an increase of $3.7 million in 2013 due to an increase in sales in 2014.
•	Accounts payable increased $0.6 million in 2014 compared to a decrease of $0.7 million in 2013 due to increased purchases related to increased production.
•	Prepaid expense increased $0.6 million in 2014 compared to a decrease of $0.8 million in 2013 due to higher property insurance premiums.
•	Accrued liabilities decreased $0.1 million in 2014 compared to a decrease of $1.7 million in 2013 due to settlement of class action claims in 2013.

Changes to our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that was depressed as a result of the reduction in home prices in recent years. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

The Company has significant customer concentration, with two customers representing approximately 52% and 10%, respectively, of our revenue. A loss of these customers, or a major reduction in their business, would cause a significant reduction in our liquidity. We are currently working to broaden our distribution network by adding new distributors, which would reduce our customer concentration.

Cash Flows from Investing Activities

Cash used in investing activities in 2014 was $1.6 million compared to cash used in investing activities of $3.4 million for 2013. This change was primarily due to decreased capital expenditures offset by insurance proceeds from the Lowell fire of 2013 that were recovered in 2014.

Cash Flows from Financing Activities

Cash used in financing activities was $2.6 million for 2014 compared to cash provided by financing activities of $0.8 million in 2013. The change was primarily due to changes in the line of credit and increased proceeds from notes relating to increased insurance premiums.

Working Capital

The Company had working capital of $2.6 million for each of the years ending December 31, 2014 and 2013. Current assets increased by $3.0 million over 2013.  The company increased inventory in anticipation of selling ChoiceDek® directly to Lowe’s.  The current asset increase also reflects a higher accounts receivable balance due to sales growth.  Current liabilities increased $3.0 million primarily due to the AloStar term loan maturing in 2015 offset by a reduction in the AloStar line of credit.

Property, Plant and Equipment

The changes in our property, plant, and equipment for 2014 are due primarily to fixed asset additions to our Springdale, Arkansas extrusion facilities.  We invested $1.5 million in our new capstock extrusion line and $0.7 million for improvements related to worker safety.

Debt

In addition to the H.I.G. transaction on March 18, 2011, as discussed in Note 5, and the obligations pledged to AloStar Bank of Commerce (AloStar) on November 15, 2012, also discussed in Note 5, the Company continues to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Line of Credit

The balance on our line of credit with AloStar was $3.6 million at December 31, 2014. The amount available for draw down at December 31, 2014 was $3.4 million.

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan was made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma award number 14215 SSEP09, and funded the second phase of AERT’s recycling facility in Watts, Oklahoma. The balance on the loan at December 31, 2014 was $2.6 million.

Debt Covenants

Our debt covenants per the Company’s agreements with AloStar Bank of Commerce and H.I.G. are as follows:

	Year ended December 31, 2014		Compliance
AloStar Bank of Commerce Debt Covenants	Actual	Required
Capital Expenditures	$2.1	<$3.5 million	Yes

Fixed Charge Coverage Ratio	2.19	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Adjusted EBITDA	$8.3 million	= >$6.0 million	Yes

	Year ended December 31, 2014		Compliance
H.I.G. Debt Covenants	Actual	Required
Capital Expenditures	$2.1	< $2.5 million	Yes

Leverage Ratio	5.0	<= 3.1:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Fixed Charge Coverage Ratio	2.3	> 1.5:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Consolidated EBITDA	$8.3 million	=>$9.5 million	No, Waived

On January 13, 2015, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.1 to 1.0 for the four Fiscal Quarters ending December 31, 2014. H.I.G. AERT, LLC also waived the Specified Events of Default as a result of AERT having failed to attain required EBITDA of $9.5 million. In addition, on January 13, 2015, H.I.G. AERT LLC waived its right to deliver a Triggering Event Redemption Notice on the Series E stock solely as a result of the Specified Events of Default.  Payment of cash interest was waived until January 1, 2015.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, which provides reasonable assurance that inventory values are presented at their current utility.  Material, labor, and factory overhead necessary to produce the inventories are included in cost.

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

For the year ending December 31, 2014, the Company has determined that the estimated fair value substantially exceeds the carrying value of all long-lived assets.

We are constantly searching for improvements and efficiencies to our production process and are exploring alternative recycling technology at the Lowell facility.  Although no changes have been made or approved, any significant modifications to the process could potentially result in a future impairment of assets currently used in operations if the new technology is successfully implemented.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2014. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2014, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

We, as members of the management of AERT, are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2015 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2015 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2015 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2015 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2015 annual meeting of stockholders.

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

Date: March 5, 2015

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

Signature	Title	Date

/s/ JOE G. BROOKS	Chairman	March 5, 2015
Joe G. Brooks

/s/ RANDALL D. GOTTLIEB	President	March 5, 2015
Randall D. Gottlieb

/s/BOBBY J. SHETH	Secretary and Director	March 5, 2015
Bobby J. Sheth

/s/ JACKSON S. CRAIG	Director	March 5, 2015
Jackson S. Craig

/s/ TODD J. OFENLOCH	Director	March 5, 2015
Todd J. Ofenloch

/s/ MICHAEL R. PHILLIPS	Director	March 5, 2015
Michael R. Phillips

/s/ VERNON J. RICHARDSON	Director	March 5, 2015
Vernon J. Richardson

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP
Fayetteville, Arkansas
March 5, 2015

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$112	$124
Trade accounts receivable, net of allowance of $48 at December 31, 2014 and $44 at December 31, 2013	4,346	3,095
Accounts receivable - related party	26	55
Inventories	14,316	13,150
Prepaid expenses	1,134	522
Total current assets	19,934	16,946

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	17,019	16,972
Machinery and equipment	52,267	47,479
Construction in progress	662	3,962
Total land, buildings and equipment	72,168	70,633
Less accumulated depreciation	45,080	41,808
Net land, buildings and equipment	27,088	28,825

Other assets:
Debt issuance costs, net of accumulated amortization of $1,004 at December 31, 2014 and $634 at December 31, 2013	483	853
Other assets	380	380
Total other assets	863	1,233
Total assets	$47,885	$47,004

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(in thousands)
(continued)

	December 31,	December 31,
	2014	2013

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$4,559	$3,993
Accounts payable – related parties	25	13
Current maturities of long-term debt	5,240	1,209
Accruals related to expected settlement of class action lawsuit	-	133
Other accrued liabilities	3,865	3,859
Working capital line of credit	3,625	5,135
Total current liabilities	17,314	14,342

Long-term debt, less current maturities	32,470	34,972

Commitments and Contingencies (See Note 12)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at December 31, 2014 and 2013, including accrued unpaid dividends of $5,196 and $3,709 at December 31, 2014 and 2013, respectively	25,720	24,233

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 89,631,162 shares issued and outstanding at December 31, 2014 and 88,165,632 shares issued and outstanding at December 31, 2013	897	882

Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; no shares were issued or outstanding at December 31, 2014; 1,465,320 shares were issued and outstanding at December 31, 2013	-	15

Additional paid-in capital	53,660	53,660
Accumulated deficit	(82,176)	(81,100)
Total stockholders' deficit	(27,619)	(26,543)
Total liabilities and stockholders' deficit	$47,885	$47,004

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended
	December 31,	December 31,
	2014	2013
Net sales	$75,999	$68,779
Cost of goods sold	60,896	56,976
Gross margin	15,103	11,803

Selling and administrative costs	11,964	11,535
Gain from asset disposition	(69)	(9)

Operating income	3,208	277

Other income and expenses:
Income from insurance proceeds	345	2,500
Other income	12	80
Net interest expense	(3,154)	(2,920)
Net income (loss)	411	(63)
Dividends on preferred stock	(1,487)	(1,401)
Net loss applicable to common stock	$(1,076)	$(1,464)

Loss per share of common stock (basic and diluted)	$(0.01)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	89,631,162	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance - December 31, 2012	88,165,632	$882	1,465,530	$15	$53,660	$(79,636)
Net loss applicable to common stock	-	-	-	-	-	(1,464)
Balance - December 31, 2013	88,165,632	$882	1,465,530	$15	$53,660	$(81,100)
Exchange Class B Common for Class A	1,465,530	$15	(1,465,530)	$(15)	$-	$-
Net loss applicable to common stock	-	-	-	-	-	(1,076)
Balance - December 31, 2014	89,631,162	$897	-	-	$53,660	$(82,176)

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net loss applicable to common stock	$(1,076)	$(1,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,213	4,649
Dividends on preferred stock	1,487	1,401
Accrued interest converted to long-term debt	2,587	2,362
Gain from fixed asset disposition	(69)	(9)
Change in accounts receivable allowance	5	(2)
Gain on involuntary disposition of non-monetary assets due to fire	(345)	-
Decrease in other assets	-	32
Changes in other current assets and current liabilities	(2,627)	(4,698)
Net cash provided by operating activities	4,175	2,271

Cash flows from investing activities:
Purchases of land, buildings and equipment	(2,115)	(3,376)
Proceeds from disposition of equipment	77	11
Insurance proceeds from involuntary disposition of property	418	-
Net cash used in investing activities	(1,620)	(3,365)

Cash flows from financing activities:
Proceeds from the issuance of notes	1,029	-
Payments on notes	(2,086)	(1,903)
Net borrowing (payments) on line of credit	(1,510)	2,807
Debt issuance costs	-	(32)
Net cash provided by (used in) financing activities	(2,567)	872

Decrease in cash	(12)	(222)
Cash, beginning of period	124	346
Cash, end of period	$112	$124

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

The Company’s distributor for its ChoiceDek® products was BlueLinx Corporation. All ChoiceDek® products were sold by BlueLinx exclusively to Lowe’s.  During late 2014, AERT, BlueLinx and Lowe’s reached an agreement to service Lowe’s stores differently.  While AERT continues to service Special Order Sales (SOS) for BlueLinx, AERT began servicing select Lowe’s stores directly with the ChoiceDek® products.

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

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold agreement. Sales are recorded net of discounts, rebates, and returns, which were $3.9 million and $3.5 million in 2014 and 2013, respectively.

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

	Year Ended December 31,
	2014	2013
Receivables - trade and related party	$(1,299)	$599
Inventories	(1,166)	(3,682)
Prepaid expenses	(612)	763
Accounts payable - trade and related parties	581	(689)
Accrued liabilities	$(131)	$(1,689)
	$(2,627)	$(4,698)
Cash paid for interest	$567	$558
Cash paid for income taxes	-	-

Supplemental Disclosures of Non-cash Investing and Financing Activities (in thousands):
	Year Ended December 31,
	2014	2013
Notes payable for financing insurance policies	$994	$727

Buildings and Equipment

Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for each of the years ended December 31, 2014 and 2013 was $3.8 million and $4.3 million, respectively. Assets under capital leases are reported in buildings and equipment and office equipment and amortized over the shorter of the primary lease term or estimated future lives.

Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended. Interest costs incurred during periods of construction of facilities are capitalized as part of the project cost. There was no capitalized interest for the years ended December 31, 2014 and 2013.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Material, labor, and factory overhead necessary to produce the inventories are included in cost.  Inventories consisted of the following at December 31 (in thousands):

	2014	2013
Parts and supplies	$-	$385
Raw materials	5,083	4,715
Work in progress	1,827	2,337
Finished goods	7,406	5,713
	$14,316	$13,150

Other Assets

Debt issuance costs are amortized over the term of the related debt. As of December 31, the Company had the following amounts related to debt issuance costs (in thousands):

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Debt issuance costs	$1,487	$1,004	$1,487	$634

The following table represents the total estimated future amortization of debt issuance costs (in thousands):

Estimated Amortization
2015	$330
2016	$125
2017	$28

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

The table below presents a roll forward of our allowance for sales returns and bad debts for 2014 and 2013 (in thousands).

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions1	Balance at End of Year
2014	$43	484	-	479	$48
2013	$47	396	-	400	$43
_______________________________
1Charges to the accounts are for the purposes for which the reserve was created.

Warranty Estimates

The Company offers a limited warranty on its products. Estimates of expected warranty claims are recorded as liabilities and charged to income in the period revenue is recognized. Amounts accrued for warranty claims totaled $0.7 million at December 31, 2014 and $0.6 million at December 31, 2013.

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

In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. The exercise of options or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred losses from continuing operations for the years ended December 31, 2014 and 2013. Therefore, basic EPS and diluted EPS were computed in the same manner. The following table presents the two-class method for the years ended December 31, 2014 and 2013.

BASIC AND DILUTED EARNINGS PER SHARE
(in thousands, except share and per share data)

	Year ended December 31
	2014	2013
Net loss applicable to common stock	$(1,076)	$(1,464)
Preferred stock dividend	1,487	1,401
Net income (loss) before dividends	$411	$(63)

Per share information:
Basic earnings per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00
Preferred	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$72.45	$68.26

Undistributed losses per share:
Common	$(0.01)	$(0.02)
Preferred	-	-

Total basic earnings (losses) per common and participating share:
Common	$(0.01)	$(0.02)
Preferred	$72.45	$68.26

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162
Participating preferred shares - if converted	332,141,946	312,938,898
Total weighted average number of shares	421,773,108	402,570,060

Total weighted average number of preferred shares	20,524	20,524

Although not included in the basic earnings per share calculation under the two-class method due to a period of loss, the Company had participating securities outstanding at December 31, 2014 and 2013. The following schedule presents these securities for the year ended December 31, 2014 and 2013.

	2014	2013
Series E preferred stock	342,930,966	323,104,117

Although these financial instruments were not included due to a period of loss for the year ended December 31, 2014, such financial instruments would need to be included with future calculations of basic EPS under the two-class method in periods of income.

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

The Company has significant customer concentration, with one customer representing approximately 50% and another representing 14% of our accounts receivable at December 31, 2014, as compared to one customer who represented approximately 80% at December 31, 2013. We commenced selling direct to Lowe’s at the end of 2014.

Major Customers

For the year ended December 31, 2014, BlueLinx represented approximately 50% of the Company’s revenue compared to 60% for the year ended December 31, 2013.  Our next leading customer accounted for 10% of the Company’s revenue for the year ended December 31, 2014 as compared to 9% for the year ended December 31, 2013.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising expense was $1.1 million for the year ended December 31, 2014 and $0.9 million for the year ended December 31, 2013.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $0.6 million and $0.4 million in 2014 and 2013, respectively.

Recent Accounting Pronouncements

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method with which we will adopt the standard in 2017.

Note 3: Related Party Transactions

 Advisory Services Agreement

      The Company entered into an Advisory Services Agreement between H.I.G. Capital, L.L.C. and the Company (the Advisory Services Agreement) on March 18, 2011 that provides for an annual monitoring fee between $250,000 and $500,000 (the Monitoring Fee) and reimbursement of all other out-of-pocket fees and expenses incurred by H.I.G. Capital, L.L.C.  For each of the years ended December 31, 2014 and 2013, the Company recognized $250,000 for advisory services fees.

Other

The balance of related party accounts included the following amounts:

•	Accrued board of directors’ fees of $25 thousand at December 31, 2014 and $14 thousand at December 31, 2013.

•	There were no accrued advisory services fees owed to H.I.G as of December 31, 2014 and December 31, 2013, respectively.

•	Accounts receivable from Green Country Recycling, LLC, for whom Joe G. Brooks, Chairman, acts as an advisor was $26 thousand at December 31, 2013.

Note 4: Line of Credit

AERT has a line of credit (Revolver Loan) agreement with AloStar. The $8.0 million Revolver Loan is subject to a reserve of $1.0 million. Interest is assessed at the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver Loan for which such rate is being determined plus 4% at December 31, 2014. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%. The interest rate at December 31, 2014 was 5%. The Revolver Loan is secured by 85% of accounts receivable after a reduction for amounts owed by international customers. The Revolver Loan is also secured by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory. The Revolver at AloStar had a $3.6 million balance at December 31, 2014. The proceeds available to draw down on the Revolver loan at December 31, 2014 were $3.4 million.

Note 5: Long-Term Debt

	Year Ended
	December 31,	December 31,
	2014	2013
	(in thousands)
Long-term debt, less current maturities consisted of the following at December 31:
3% note payable to the Oklahoma Department of Commerce; secured by assets purchased / constructed with the loan proceeds; matures April 1, 2027	$2,552	$2,722
H.I.G. Series A Note (a)	13,497	12,469
H.I.G. Series B Note (b)	16,574	15,015
AloStar Bank of Commerce Term Loan bearing interest at 5.5%; secured by a continuing security interest in and lien upon all personal proerty, including all goods, inventory, equipment, all instruments, chattel paper, documents, general intangibles, intellectural property, deposit accounts, and investment property, matures November 15, 2015.	4,917	5,917
Other	170	58
Total	37,710	36,181
Less Current Maturities	(5,240)	(1,209)
Long-term debt, less current maturities	$32,470	$34,972

______________________________
(a)	Cash interest of 4% plus 4% PIK interest added quarterly to principal. Additions occur after quarter-end. To date all cash interest on H.I.G. Series A Note has been added to principal.
(b)	Cash interest of 4% plus 6% PIK interest added quarterly to principal. Additions occur after quarter-end. To date, all cash interest on H.I.G. Series B Note has been added to principal.

The aggregate maturities of long-term debt as of December 31, 2014 were as follows:

(in thousands)
Year	Amount
2015	5,240
2016	199
2017	30,260
2018	192
2019	197
Thereafter	1,622
37,710

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan was made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and funded the second phase of AERT’s new recycling facility in Watts, Oklahoma. Payments on the loan began May 1, 2012. The balance on the loan at December 31, 2014 was $2.6 million.

ODOC, under award number 14215 SSEP09, advanced $3.0 million to AERT throughout 2010, 2011 and 2012. As of December 31, 2012, a total of $3.0 million was spent on contract labor, contract materials, and equipment. In addition, as of December 31, 2012, matching funds of $9.2 million were contributed (in-kind) to the project by AERT.

AloStar Bank of Commerce Term Loan

The Term Loan requires that AloStar hold first security interest to the majority of AERT’s plant, property, and equipment; as well as, real estate. Payments on the principal portion of the loan commenced on December 1, 2012 and will be made in 36 equal monthly installments of $0.08 million plus interest. The final installment $4.1 million shall be due and payable on the commitment termination date. Interest is calculated at 4.5% plus the greater of (a) 1.0% and (b) the LIBOR Rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in amounts approximately equal to the principal amount of the Loan for which such rate is being determined or, if such day is not a Business Day on the immediately preceding Business Day. Interest accrued on the principal balance of the Term Loan shall be due and payable on the first day of each month, computed through the last day of the preceding month. Interest, expressed in simple interest terms as of December 31, 2014, is 5.5%.

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

Pursuant to the Credit Agreement, the Company issued to H.I.G. the Notes, which are secured by a grant of a security interest in all of the Company’s assets in accordance with the terms of a Security Agreement, Patent Security Agreement, Copyright Security Agreement and Trademark Security Agreement, each dated March 18, 2011. The Series A Note matures six years after the closing of the Transactions (the Closing) and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available for the first 24 months following the Closing, after which the Series A Note will bear cash interest at 8.0% per annum). This option was extended through 2014.

Upon the Closing, H.I.G. converted the $2,000,000 principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note. In addition, an additional $5.5 million was funded and drawn under the Series B Note at Closing. On October 20, 2011, AERT and H.I.G. amended this Credit Agreement to provide the Company with an additional $3.0 million to be drawn, as needed. The Company drew down $1.0 million on May 23, 2011, $2.0 million on October 21, 2011, and $1.0 million on November 18, 2011 to help fund operations. The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. This option was extended through 2014.  The Series B Note ranks pari passu to the Series A Note.

As of December 31, 2014, AERT did not comply with the leverage ratio covenant required by the Series A and B Term Notes. The debt covenant has been waived by H.I.G. per the Waiver of Specified Events of Default as of January 13, 2015. Payment of cash interest was waived until January 1, 2015.

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

On January 13, 2015, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.1 to 1.0 for the four Fiscal Quarters ending December 31, 2014 and having failed to achieve the minimum consolidated EBITDA of $9.5 million.  In addition, on January 13, 2015, H.I.G. AERT LLC waived its right to deliver a Triggering Event Redemption Notice on the Series E stock solely as a result of the Specified Events of Default.

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

Common Stock

The Class A common stock and the Class B common stock are substantially similar in all respects except that the Class B common stock has five votes per share while the Class A common stock has one vote per share. Each share of Class B common stock is convertible at any time at the holder’s option to one share of Class A common stock and, except in certain instances, is automatically converted into one share of Class A common stock upon any sale or transfer.  The holders of Class B common stock elected to convert all their outstanding shares to Class A common stock during 2014.

Note 7: Stock Option Plans

Additional stock options are not issuable under the Company’s stock option plans, as the plans and any outstanding options have expired.

	2014			2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value at December 31, 2014	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	$-	350,000	$1.17
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	(350,000)	1.17
Outstanding, end of year	-	$-	$-	-	$-
Exercisable, end of year	-	$-	$-	-	$-

Note 8: Equity Incentive Plan

The Company’s 2012 Stock Incentive Plan (2012 Plan) is an equity-based incentive compensation plan that is used to distribute Awards to qualified employees, thereby fulfilling the following objectives of the Company:

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

As of December 31, 2014, no awards have been made.

Note 9: Leases

At December 31, 2014, the Company was obligated under various operating leases covering certain buildings and equipment that expire between 2014 and 2019. Operating lease expense was $2.8 million for each of the years ended December 31, 2014 and 2013. These amounts for rent expense are considerably higher than the future minimum lease payments each year shown in the table below due to many of our operating equipment leases having durations of less than one year.

Future minimum lease payments required under operating leases as of December 31, 2014, are as follows (in thousands):

Year	Operating Leases
2015	$858
2016	470
2017	50
2018	26
2019	4
Total minimum payments required	$1,408

Note 10: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company had no income tax provision for State and Federal income for the years ended December 31, 2014 and 2013.

The income tax provisions for 2014 and 2013 differ from the amounts computed by applying the US federal statutory rate of 34% to income as a result of the following (in thousands):

	2014		2013
	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$140	34.0	$(21)	34.0
Permanent differences	11	(93.0)	58	(93.0)
Change in valuation allowance	(151)	59.0	(37)	59.0
	$-	0.0	$-	0.0

The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows (in thousands):

	2014		2013
	Current	Long-Term	Current	Long-Term
Deferred tax assets —
Net operating loss carryforwards	$-	$9,889	$-	$8,786
Accrued expenses	799	48	811	-
Valuation allowance	(655)	(8,904)	(1,078)	(8,738)
Other	300	-	471	48
Total deferred tax assets	444	1,033	204	96
Deferred tax liability —
Depreciation	-	855	-	96
Prepaid expenses	444	-	204	-
Other	-	178	-	-
Total deferred tax liabilities	444	1,033	204	96
Net deferred tax	$-	$-	$-	$-

As of December 31, 2014, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s net operating loss carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 17 years. The impact of this limitation is approximately $27.3 million in NOL’s, which will expire before the Company can use them. The estimated annual effective income tax rate for 2014 is 0% due to the use of net operating loss carryforwards.

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

The Company is subject to routine audits by various taxing jurisdictions. The examination by the Internal Revenue Service (the Service) of the Company’s 2010 federal tax return yielded changes that did not affect the tax that was reported on the return; therefore, the Service has accepted the return. The Company is no longer subject to income tax examinations by taxing authorities for years before 2011, except in the States of California, Colorado and Texas, for which the 2010 tax year is still subject to examination.

Note 11:  Business Interruption

On July 17, 2013, the Company experienced a fire at its Springdale North extrusion facility and a silo fire on July 25, 2013, at its Lowell facility. These facilities were closed temporarily while the Company, local, state, and federal officials investigated and repairs were made. The Lowell plant re-commenced operations on July 30, 2013 while the first line at the extrusion plant re-commenced production on August 16, 2013. The remaining four extrusion lines were brought back into operation between August 17 and August 23, 2013. Final adjustments and repairs to the extrusion lines were done in the first quarter of 2014.

The Company included the $2.5 million insurance advance received in partial settlement of the Springdale fire in October 2013, as other income on the Statement of Operations. AERT filed preliminary claims for both the property damage and the business interruption losses. Although our insurance underwriters have yet to finalize their determination as to the nature of the loss, because a claim was not filed for property damage as of December 31, 2013, the Company determined that the full amount of the proceeds received in October 2013 related to business interruption. It is our belief that the majority of the settlement will be as a result of business interruption.

Note 12: Commitments and Contingencies

Long Term Contracts

The Company had two agreements for the purchase of raw materials. One agreement expired in mid-January 2013, at which time that agreement reverted to a month-to-month obligation. The other agreement expires in 2016.  Under this agreement, we are obligated to purchase raw plastic based on the vendor’s production with a 180-day cancellation clause.  We purchased less than $1.0 million of raw plastic from this vendor for each of the years ended December 31, 2014 and 2013.

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

At December 31, 2013, the Company had a total remaining balance in accrued expenses of $0.1 million associated with the settlement of the class action lawsuit. At December 31, 2014, all remaining claims associated with the accrual have been paid.

Note 13: 401(k) Plan

The Company sponsors the A.E.R.T. 401(k) Plan (the Plan) for the benefit of all eligible employees. The Plan provides that the Company may elect to make discretionary-matching contributions equal to a percentage of each participant’s voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. For the year ended December 31, 2014, the Board of Directors approved a discretionary match of 25% of the first 4% of salary voluntarily contributed, which was $43 thousand.

Note 14:  Subsequent Events

Banc of America Leasing & Capital, LLC

In 2007, AERT entered into an operating lease with the LaSalle National Leasing Company (presently Banc of America Leasing & Capital, LLC).  The equipment leased is identified as “Schedule 1 Equipment” and “Schedule 2 Equipment”.  The operating lease contained a provision for a fair market value buy out at the end of the lease. The lease for the “Schedule 1 Equipment” terminated on December 31, 2014.  On January 22, 2015, AERT entered into a new financing agreement with Banc of America Leasing & Capital, LLC (BOA).  This agreement will finance the equipment buy out for the Schedule 1 Equipment.  The terms of the new financing agreement are 18 monthly payments of $39 thousand.  Payments began on February 1, 2015 and will continue until July 1, 2016.  At the end of the agreement, AERT will own all of the equipment identified as Schedule 1 Equipment.

The Company remains obligated to a remaining portion of the operating lease with BOA for equipment identified as Schedule 2 Equipment.  The Company’s obligation for this lease will expire on March 31, 2015, at which time a new financing agreement with BOA will be negotiated.

VFI Corporate Finance

On January 19, 2015, the Company accepted a 36-month capital lease proposal with VFI Corporate Finance (VFI) for the purchase of material handling equipment.  The terms of the lease include 36 equal payments of $19 thousand.  The lease is expected to be consummated and delivery of the equipment accepted by the end of the first quarter of 2015.  At the end of the lease, there will be a $1.00 (one dollar) buy out for the equipment.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Certificate of Incorporation, including Certificate of Amendment filed on June 12, 1989 (a), and Certificate of Amendment filed on August 22, 1989 (b), and Certificate of Amendment filed on December 29, 1999, Certificate of Amendment filed September 23, 2010, Certificate of Amendment filed July 14, 2011, and Certificate of Correction of the Certificate of Amendment filed on April 27, 2012 (a)

3.2	Certificate of Designation of Class B common stock.(a)
3.3	Bylaws of Registrant (a)
3.4	Form of Class A common stock Certificate (c)
4.2.1	Form of Class B common stock Certificate (a)
10.1	Form of Right of Refusal Agreement among Class B common stockholders (a)
10.2	Loan Agreement between Oklahoma Department of Commerce and Advanced Environmental Recycling Technologies, Inc. dated July 1, 2010 (d)
10.3	Promissory Note between Oklahoma Department of Commerce and Advanced Environmental Recycling Technologies, Inc. dated July 1, 2010 (d)
10.4	Securities Exchange Agreement between Registrant and Investors named therein (H.I.G. AERT, L.L.C.) dated March 18, 2011 (e)
10.5	Series D Preferred Stock Exchange Agreement between Registrant and Stockholders named therein dated March 18, 2011 (e)
10.6	Advisory Services Agreement between Registrant and H.I.G. Capital, L.L.C. dated March 18, 2011 (e)
10.7	Voting Agreement by and among Registrant and the persons named therein, dated March 18, 2011 (e)
10.8	Indemnity Agreement between the Registrant and Michael Phillips dated March 18, 2011 (e)
10.9	Credit Agreement between the Registrant and H.I.G. AERT, L.L.C. as Administrative Agent (e)
10.10	Series A Term Note of Registrant payable to H.I.G. AERT, L.L.C. dated March 18, 2011 (e)
10.11	Series B Term Note of Registrant payable to H.I.G. AERT, L.L.C dated March 18.2011 (e)
10.12	Security Agreement between Registrant and H.I.G. AERT, L.L.C. as Administrative Agent dated March 18, 2011 (e)
10.13	Lease Reinstatement, Settlement and Waiver Agreement between Registrant and Banc of America Leasing & Capital, LLC dated March 17, 2011 (e)
10.14	Registration Rights Agreement between Registrant and H.I.G. AERT, L.L.C. (e)
10.15	Loan Agreement between AloStar Bank of Commerce and AERT dated November 15, 2012 (f)
10.16	Subordination Agreement between AloStar Bank of Commercer and H.I.G. AERT, L.L.C. (g)
10.17	Waiver of "Special Events Default" per Series A Term Loan Interest dated July 15, 2014 (h)
10.18	Waiver of Default – H.I.G. Credit Agreement dated January 13, 2015**
10.19	Waiver of “Special Events Defaults” per Series E Convertible Preferred Stock Rights dated January 13, 2015**
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief executive officer and director**
31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer and principal accounting officer**
32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief executive officer and director**
32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer and principal accounting officer**

Exhibit No.	Description of Exhibit

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

**	Filed herewith.

(a)	Incorporated by reference to exhibits to Registration Statement on Form S-1, No. 33-29595, filed June 28, 1989.

(b)	Incorporated by reference to exhibits to Amendment No. 1 to Registration Statement on Form S-1, No. 33-29595, filed August 24, 1989.

(c)	Incorporated by reference to exhibits to Amendment No. 2 to Registration Statement on Form S-1, No. 33-29595, filed November 8, 1989.

(d)	Incorporated by reference to exhibits to Form 10-K for December 31, 2011 filed March 30, 2012

(e)	Incorporated by reference to exhibits to Form 8-K filed March 18, 2011

(f)	Incorporated by reference to exhibits to Form 8-K filed November 16, 2012

(g)	Incorporated by reference to exhibits to Form 10-K for December 31, 2012 filed on March 15, 2013

(h)	Incorporated by reference to exhibits to Form 10-Q for June 30, 2014 filed on
August 6, 2014