Form 10-Q
period 2015-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2015-05-08
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  WYes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2015, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 89,631,162.  As of March 31, 2015 there were no outstanding shares of the Registrant’s Class B Common Stock.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
 (In thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$110	$112
Trade accounts receivable, net of allowance of $53 and $48 at March 31, 2015 and December 31, 2014, respectively	2,996	4,346
Accounts receivable - related party	26	26
Inventories	17,828	14,316
Prepaid expenses	788	1,134
Total current assets	21,748	19,934

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	17,019	17,019
Machinery and equipment	52,787	52,267
Construction in progress	1,226	662
Total land, buildings and equipment	73,252	72,168
Less accumulated depreciation	45,879	45,080
Net land, buildings and equipment	27,373	27,088

Other assets:
Debt issuance costs, net of accumulated amortization of $1,097 and $1,004 at March 31, 2015 and December 31, 2014, respectively	390	483
Other assets	464	380
Total other assets	854	863
Total assets	$49,975	$47,885

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (continued)
 (In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$4,593	$4,559
Accounts payable – related parties	32	25
Current maturities of long-term debt	5,307	5,240
Other accrued liabilities	3,912	3,865
Working capital line of credit	7,159	3,625
Total current liabilities	21,003	17,314

Long-term debt, less current maturities	33,259	32,470

Commitments and Contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at March 31, 2015 and December 31, 2014, including accrued unpaid dividends of $5,605 and $5,196 at March 31, 2015 and December 31, 2014, respectively	26,106	25,720

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 89,631,162 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	897	897
Class B convertible common stock, $.01 par value; 7,500,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	53,660	53,660
Accumulated deficit	(84,950)	(82,176)
Total stockholders' deficit	(30,393)	(27,619)
Total liabilities and stockholders' deficit	$49,975	$47,885

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net sales	$12,194	$16,690
Cost of goods sold	10,711	14,542
Gross margin	1,483	2,148

Selling and administrative costs	3,036	3,151
Gain from asset impairment and disposition	(1)	(7)
Operating loss	(1,552)	(996)

Other income and expenses:
Other income	6	4
Gain from involuntary conversion of non-monetary assets due to fire	-	345
Net interest expense	(842)	(789)
Net loss	(2,388)	(1,436)
Dividends on preferred stock	(386)	(363)
Net loss applicable to common stock	$(2,774)	$(1,799)

Loss per share of common stock (basic and diluted)	$(0.03)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	89,631,162	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss applicable to common stock	$(2,774)	$(1,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,157	1,013
Dividends on preferred stock	386	363
Accrued interest converted to long-term debt	684	625
Gain from asset disposition	-	(7)
(Increase) decrease in accounts receivable allowance	5	(4)
Gain from involuntary conversion of non-monetary assets due to fire	-	(345)
Change in other assets	16	-
Changes in other current assets and current liabilities	(1,734)	842
Net cash provided by (used in) operating activities	(2,260)	688

Cash flows from investing activities:
Purchases of land, buildings and equipment	(783)	(793)
Proceeds from disposition of assets	-	11
Insurance proceeds from involuntary conversion of non-monetary assets due to fire	-	418
Net cash used in investing activities	(783)	(364)

Cash flows from financing activities:
Payments on notes	(493)	(322)
Net borrowings on line of credit	3,534	481
Net cash provided by financing activities	3,041	159

Increase (decrease) in cash	(2)	483
Cash, beginning of period	112	124
Cash, end of period	$110	$607

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
Unaudited

Note 1: Unaudited Information

Advanced Environmental Recycling Technologies, Inc. (the Company or AERT) has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements, which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Interim reports, however, are not necessarily indicative of results to be obtained for the full year.

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

The Company, BlueLinx and Lowe’s reached an agreement prior to the end of 2014 whereby AERT would sell, directly to Lowe’s, ChoiceDek® product stocked by Lowe’s stores and BlueLinx would continue to distribute ChoiceDek® special orders for certain parts of the country.

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

	Quarters ended
	March 31, 2015	March 31, 2014
Receivables	$1,349	$95
Inventories	(3,512)	(317)
Prepaid expenses	346	(254)
Accounts payable - trade and related parties	36	871
Accrued liabilities	47	447
Change in current assets and liablilites	$(1,734)	$842
Cash paid for interest	$157	$165

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands)

	Quarters ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Notes payable for financing manufacturing equipment	666	-

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement except sales to Lowe’s, whose revenue is recognized when the product is received. Sales are recorded net of discounts, rebates and returns, which were $0.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$4,205	$5,083
Work in process	1,778	1,827
Finished goods	11,845	7,406
Total inventory	$17,828	$14,316

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

The Company has significant customer concentration, with one customer representing approximately 50% of our accounts receivable at March 31, 2015, as compared to another customer who represented approximately 80% at December 31, 2014.

Major Customers

For the three months ended March 31, 2015, Lowe’s represented approximately 32% of the Company’s revenue compared to 6% for the three months ended March 31, 2014.  Our next leading customer, BlueLinx, accounted for 22% of the Company’s revenue for the three months ended March 31, 2015 compared to 60% for the three months ended March 31, 2014.  While, in prior years, AERT sold ChoiceDek® to its distributor, BlueLinx, under and hold agreement, in late 2014, AERT commenced selling directly to Lowe’s.  The result of this new arrangement created a customer concentration dilution.

Cash

The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

As of March 31, 2015, the Company had net operating loss (NOL) carryforwards for federal income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031. In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s NOL carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited (per IRC 382) to approximately $0.8 million per year for the next 17 years. The impact of this limitation is approximately $27.3 million in NOL’s, which will expire before the Company can use them. The estimated annual effective income tax rate for 2014 is 0% due to the use of NOL carryforwards.

As there is insufficient evidence that the Company will be able to generate adequate future taxable income to enable it to realize its NOL carryforwards prior to expiration, the Company maintains a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities.

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

In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. The exercise of options or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations or the cumulative effect of an accounting change.

The following presents the two-class method for the three months ended March 31, 2015 and 2014:

BASIC AND DILUTED EARNINGS PER SHARE
(In thousands, except share and per share data)
	Quarters ended
	March 31, 2015	March 31, 2014
Net loss applicable to common stock	$(2,774)	$(1,799)
Preferred stock dividend	386	363
Loss before dividends	$(2,388)	$(1,436)

Per share information:
Basic earnings per common and participating share:
Distributed losses per share:
Common	$0.00	$0.00
Preferred	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$18.80	$17.71

Undistributed losses per share:
Common	$(0.03)	$(0.02)
Preferred	$-	-

Total basic earnings (losses) per common and participating share:
Common	$(0.03)	$(0.02)
Preferred	$18.80	$17.71

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162
Participating preferred shares - if converted	-	-
Total weighted average number of shares	89,631,162	89,631,162

Total weighted average number of preferred shares	20,524	20,524

Although not included in the basic earnings per share calculation under the two-class method, due to a period of loss, the Company had participating securities outstanding at March 31, 2015 and 2014. The following schedule presents these securities for the quarters ended March 31, 2015 and 2014.

	2015	2014
Series E preferred stock	348,074,930	327,950,710

Although these financial instruments were not included due to a period of loss for the three months ended March 31, 2015 and 2014, such financial instruments would need to be included with future calculations of basic EPS under the two-class method in periods of income.

Note 7: Line of Credit

The Company has an $8.0 million line of credit (Revolver) loan with the AloStar Bank of Commerce, subject to a reserve of $1.0 million. Interest is assessed at the greater of (a) 1.0% (minimum) plus 4%, or (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver.  If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%.  Because LIBOR was less than 1% on March 31, 2015, the interest rate was determined to be 5%. The Revolver is secured by 85% of domestic and Canadian accounts receivable and by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory.

On March 25, 2015, AloStar and AERT amended the terms of the Revolver Agreement to remove, for a 90-day period, the $1.0 million reserve to the line of credit.

There were $7.2 million outstanding borrowings on the Revolver at March 31, 2015.  The proceeds available to draw down on the Revolver at March 31, 2015 were $0.8 million.

Lowe’s receivables are not included in the Borrowing Base Report effective March 20, 2015, as AERT will participate in the Lowe’s Companies, Inc. Supply Chain Financing Program.

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

Financing Agreement

Banc of America Leasing & Capital, LLC

In 2007, AERT entered into an operating lease with the LaSalle National Leasing Company (presently Banc of America Leasing & Capital, LLC).  The equipment leased was identified as “Schedule 1 Equipment” and “Schedule 2 Equipment”.  The operating lease contained a provision for a fair market value buy out at the end of the lease. The lease for the “Schedule 1 Equipment” expired on December 31, 2014.  On January 22, 2015, AERT entered into a new financing agreement with Banc of America Leasing & Capital, LLC (BOA).  This agreement will finance the equipment buy out for the Schedule 1 Equipment.  The terms of the new financing agreement are 18 monthly payments of $39 thousand.  Payments began on February 1, 2015 and will continue until July 1, 2016.  The stated interest rate is 6%.

The Company’s lease obligation for the Schedule 2 Equipment expired on March 31, 2015, at which time AERT entered into another financing agreement for the buyout of this equipment, the terms of which will be 16 equal installments of $46 thousand beginning on April 1, 2015 and will continue until July 1, 2016.  The stated interest rate is 6%.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth selected information from our statements of operations (in thousands):

	Three Months Ended
	March 31,	March 31,
	2015	2014	% Change
Net sales	$12,194	$16,690	(26.9%)
Cost of goods sold	10,711	14,542	(26.3%)
% of net sales	87.8%	87.1%
Gross margin	1,483	2,148	(31.0%)
% of net sales	12.2%	12.9%

Gain from asset disposition	(1)	(7)	(85.7%)
Selling and administrative costs	3,036	3,151	(3.6%)
% of net sales	24.9%	18.9%
Operating loss	(1,552)	(996)	(55.8%)
% of net sales	(12.7%)	(6.0%)

Other income or (expense):
Other income	6	4	50.0%
Gain on involuntary conversion of
non-monetary assets due to fire	-	345	*
Net interest expense	(842)	(789)	6.7%
Net loss	(2,388)	(1,436)	(66.3%)
% of net sales	(19.6%)	(8.6%)
Dividends on preferred stock	(386)	(363)	6.3%
Net loss applicable to common stock	$(2,774)	$(1,799)	(54.2%)
% of net sales	(22.7%)	(10.8%)

*not meaningful as a percentage change

Net Sales

First quarter 2015 sales were down from 2014 as a result of the agreement reached prior to the end of 2014 whereby AERT commenced selling ChoiceDek® directly to Lowe’s.  While, in prior years AERT sold ChoiceDek® to its distributor, BlueLinx under a bill and hold agreement, in 2015, AERT built ChoiceDek® inventory in order to service Lowe’s during the peak deck-building season.

Cost of Goods Sold and Gross Margin

The total cost of goods sold for the first quarter of 2015 decreased 26.3% from the first quarter of 2014 due to reduced sales. First quarter 2015 cost of goods sold as a percentage of net sales was slightly higher than the first quarter 2014 reflecting increased depreciation expense, repair and maintenance expense and property insurance costs. As a percentage of net sales, gross margin decreased 0.7 percentage points reflecting these cost increases not offset by price increases.

Selling and Administrative Costs

Selling and administrative costs decreased 3.6% for the first quarter of 2015 as compared to the first quarter of 2014. The decrease was due primarily to lower salaries and fringe benefits and lower selling expenses associated with a decrease in sales.

Earnings

Net loss increased by $1.0 million for the first quarter of 2015 compared to first quarter 2014.  This increase is primarily due to the timing of sales directly to Lowe’s rather than scheduled sales to BlueLinx under the bill and hold agreement.

Interest costs increased 6.7% compared to the first quarter of 2014 largely due to increased payment in kind (PIK) interest on the H.I.G. Series A and Series B notes.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

The Revolver Loan with AloStar Bank of Commerce is used to cover operating expenses as needed. At March 31, 2015, $0.8 million was available for drawdown.

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

Cash Flows

Cash Flows from Operations

Cash used in operations for the first three months of 2015 was $2.3 million, compared to cash provided by operating activities the first three months of 2014 of $0.7 million. This change is primarily due to a change in current assets and liabilities.  Accounts receivable decreased $1.3 million primarily due to lower ChoiceDek® sales.  Inventory increased $3.5 million in anticipation of direct sales to Lowe’s.

Changes to our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that may be cyclical and dependent on home prices. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

Cash Flows from Investing Activities

Cash used in investing activities in the first three months of 2015 was $0.8 million compared to cash used in investing activities of $0.4 million for the same period in 2014. This change was primarily due to the recording of insurance proceeds from involuntary conversion of assets due to the 2013 fire.

Cash Flows from Financing Activities

Cash provided by financing activities was $3.0 million for the first three months of 2015 compared to cash provided by financing activities of $0.2 million at March 31, 2014. The change was primarily due to increased borrowing on the line of credit to finance the inventory production in anticipation of seasonal sales to Lowe’s.

Working Capital

In past years our ChoiceDek® distributors purchased product during the winter in order to be able to meet demand during the spring and summer deck-building season.  The change from BlueLinx as distributor for ChoiceDek® product stocked by Lowe’s resulted in a reduction of ChoiceDek® sales and an increase in AERT’s ChoiceDek® inventory.  This change is reflected in the working capital reduction by reduced trade receivables, increased inventory and increased borrowing.

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

For the quarter ended March 31, 2015, the Company has determined that there were no events or circumstances indicating the carrying value may not be recoverable.

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

Debt

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The balance on the loan at March 31, 2015 was $2.5 million.

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

The Series A Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available until March 17, 2013, after which time, the Series A Note will bear cash interest at 8.0% per annum). Payment of cash interest has been waived until April 1, 2015.

The Series B Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks equally to the Series A Note.  Payment of cash interest has been waived until April 1, 2015.

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

		March 31, 2015	Covenant	Compliance
AloStar

Adjusted EBITDA	=	$7.3M	=>$6.0M	Yes
Fixed Charge Coverage Ratio	=	1.8	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Capital Expenditures*,**	=	$0.8M	< $2.7M	Yes

HIG:

Consolidated EBITDA	=	$7.3M	=>$10.0M	No, Waived
Fixed Charge Coverage Ratio	=	1.8	> 1.50:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Leverage Ratio	=	6.25	= < 3.1:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures**	=	$1.4M	< $2.5M	Yes

*Adjusted for financed capital expenditures
**Annual covenant for 2015

On April 13, 2015, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of Series E Convertible Preferred Stock, waived the Specified Events of Default as a result of AERT failing to have achieved a Leverage Ratio of below 3.1 to 1.0 for the four Fiscal Quarters ending March 31, 2015. H.I.G. AERT, LLC also waived the Specified Events of Default as a result of AERT having failed to attain required EBITDA of $10.0 million. In addition, on April 13, 2015, H.I.G. AERT LLC waived its right to deliver a Triggering Event Redemption Notice on the Series E stock solely as a result of the Specified Events of Default.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2015, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During three months ended March 31, 2015, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ TIMOTHY D. MORRISON

Timothy D. Morrison,
Chief Executive Officer and Director
(principal executive officer)

/s/ J. R. BRIAN HANNA

J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer
Date:  May 8, 2015

INDEX TO EXHIBITS

10.1	Waiver of Default - H.I.G. Credit Agreement dated April 13, 2015**

10.2	Waiver of "Special Events Default" per Series A & B Term Loan Interest dated April 13, 2015**

10.3	Waiver of "Special Events Default" per Series E Convertible Preferred Stock Rights dated April 13, 2015**

10.4	Loan Agreement between AloStar Bank of Commerce and AERT dated November 15, 2012 (a)

10.5	Loan Modification Agreement between AloStar Bank of Commerce and AERT dated March 25, 2015**

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive and principal executive officer**

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and principal accounting officer **

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive and principal executive officer**

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and principal accounting officer**

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

**	Filed herewith

(a)	Incorporated by reference to exhibits filed with Form 10-K for December 31, 2012 filed on March 13, 2013