Form 10-Q
period 2015-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2015-08-11
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2015, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 89,631,162.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

(In thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$254	$112
Trade accounts receivable, net of allowance of $237 and $48 at June 30, 2015 and December 31, 2014, respectively	5,712	4,346
Accounts receivable - related party	26	26
Inventories	12,193	14,316
Prepaid expenses	1,895	1,134
Total current assets	20,080	19,934

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	17,031	17,019
Machinery and equipment	54,678	52,267
Construction in progress	1,605	662
Total land, buildings and equipment	75,534	72,168
Less accumulated depreciation	46,839	45,080
Net land, buildings and equipment	28,695	27,088

Other assets:
Debt issuance costs, net of amortization	297	483
Other assets, net of amortization	420	380
Total other assets	717	863

Total assets	$49,492	$47,885

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (continued)

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$7,250	$4,559
Accounts payable – related parties	31	25
Current maturities of long-term debt	6,504	5,240
Other accrued liabilities	3,410	3,865
Working capital line of credit	-	3,625
Total current liabilities	17,195	17,314

Long-term debt, less current maturities	34,488	32,470

Commitments and Contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at June 30, 2015 and December 31, 2014, including accrued unpaid dividends of $5,973 and $5,196 at June 30, 2015 and December 31, 2014, respectively	26,497	25,720

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 89,631,162 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	897	897
Additional paid-in capital	53,660	53,660
Accumulated deficit	(83,245)	(82,176)
Total stockholders' deficit	(28,688)	(27,619)

Total liabilities and stockholders' deficit	$49,492	$47,885

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$31,527	$24,547	$43,721	$41,237
Cost of goods sold	25,035	18,501	35,746	33,043
Gross margin	6,492	6,046	7,975	8,194

Gain from asset disposition	-	(7)	(1)	(14)
Selling and administrative costs	3,471	2,859	6,507	6,010
Operating income	3,021	3,194	1,469	2,198

Other income and expenses:
Gain from involuntary conversion of non-monetary assets due to fire	-	500	-	845
Other income (expense)	4	(5)	10	(1)
Net interest expense	(929)	(804)	(1,771)	(1,593)
Net income (loss)	2,096	2,885	(292)	1,449
Dividends on preferred stock	(391)	(369)	(777)	(732)
Net income (loss) applicable to common stock	$1,705	$2,516	$(1,069)	$717

Income (loss) per share of common stock (basic)	$0.00	$0.01	$(0.01)	$0.00
Income (loss) per share of common stock (diluted)	$0.00	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding (basic)	89,631,162	89,631,162	89,631,162	89,631,162
Weighted average common shares outstanding (diluted)	439,446,467	419,221,626	89,631,162	416,799,684

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(1,069)	$717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,415	2,023
Dividends on preferred stock	777	732
Accrued interest converted to long-term debt	1,384	1,264
Gain from asset disposition	(1)	(14)
Increase in accounts receivable allowance	189	17
Gain from involuntary conversion of non-monetary assets due to fire	-	(845)
Change in other assets	(40)	-
Changes in other current assets and current liabilities	2,716	1,176
Net cash provided by operating activities	6,371	5,070

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,368)	(1,124)
Proceeds from disposition of assets	4	21
Insurance proceeds from involuntary conversion of non-monetary assets due to fire	-	418
Net cash used in investing activities	(1,364)	(685)

Cash flows from financing activities:
Payments on notes	(1,240)	(725)
Net payments on line of credit	(3,625)	(3,667)
Net cash used in financing activities	(4,865)	(4,392)

Increase (decrease) in cash	142	(7)
Cash, beginning of period	112	124
Cash, end of period	$254	$117

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Unaudited

Note 1: Unaudited Information

Advanced Environmental Recycling Technologies, Inc. (the Company, AERT, we, our or us) has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements, which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Interim reports, such as this one, however, are not necessarily indicative of results to be obtained for the full year.

Note 2: Description of the Company

AERT, founded in 1988, develops and commercializes technologies to recycle waste polyethylene plastics and develops, manufactures, and markets value-added, green building products. The majority of our products are composite building materials that are a superior replacement for traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of recycled polyethylene plastic and waste wood fiber, which have been cleaned, sized and reprocessed utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading national companies such as Lowe’s Companies, Inc. (Lowe’s) and Therma-Tru Corporation. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible (“Green”) building alternative for decking, railing, and trim products.

AERT currently manufactures all of our composite products at extrusion facilities in Springdale, Arkansas, and we operate a plastic recycling, blending and storage facility in Lowell, Arkansas, where we also lease warehouses and land for inventory storage. We also operate a plastic recycling, cleaning, and reformulation facility in Watts, Oklahoma.

Note 3: Cash Flows

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

	Six months ended
	June 30, 2015	June 30, 2014
Receivables	$(1,552)	$(1,182)
Inventories	2,124	1,087
Prepaid expenses	(93)	13
Accounts payable - trade and related parties	2,693	2,059
Accrued liabilities	(456)	(801)
Change in current assets and liabilities	$2,716	$1,176
Cash paid for interest	$376	$324

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands)

	Six months ended
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Notes payable for financing manufacturing equipment	$2,322	$-
Notes payable for financing insurance policies	$817	$994

 Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable or collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement except sales to Lowe’s, in which case we recognize revenue when the product is delivered to Lowes. The following table sets forth the amount of discounts, rebates and returns for the periods indicated:

	(dollars in thousands)
Quarter ended		Six months ended
June 30, 2015	June 30, 2014	June 30 2015	June 30, 2014
$1,152	$1,026	$1,993	$1,782

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$4,665	$5,083
Work in process	1,696	1,827
Finished goods	5,832	7,406
Total inventory	$12,193	$14,316

Accounts Receivable and Factoring

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

On February 20, 2015, the Company entered into an accounts receivable purchase agreement (Lowe’s Companies, Inc. Supply Chain Financing Program) with a third party financial institution to sell selected accounts receivable from Lowe’s. The Company, at its sole option, may offer to sell to the financial institution all or part of the Company’s accounts receivable from Lowe’s. The financial institution, upon acceptance of the offer, advances to the Company 95% of the balance due within 15 days of the invoice date with the remaining 5% being paid under agreed upon terms. AERT pays interest on advanced amounts at an agreed-upon rate (1.09% per annum at June 30, 2015). The Lowe’s receivables are sold without recourse. The purchase agreement may be terminated by either party with 30-days’ notice. As of June 30, 2015, the amount due from factor is $1.06 million.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration Risk

Credit Risk and Major Customers

The Company’s revenues are derived principally from national and regional building products dealers and distributors. The Company extends unsecured credit to its customers. The Company’s concentration in the building materials industry has the potential to impact its exposure to credit risk because changes in economic or other conditions in the construction industry may similarly affect the Company’s customers.

The Company has significant customer concentration, with one customer, Lowe’s, representing approximately 50% of our accounts receivable at June 30, 2015, as compared to another customer, BlueLinx, who represented approximately 80% at December 31, 2014.

For the six months ended June 30, 2015, Lowe’s represented approximately 50% of the Company’s revenue compared to less than 10% for the six months ended June 30, 2014. Our next largest customer, BlueLinx, accounted for approximately 15% of the Company’s revenue for the six months ended June 30, 2015 compared to approximately 60% for the six months ended June 30, 2014. While, in prior years, we sold ChoiceDek® to our distributor, BlueLinx, under a bill and hold agreement, in late 2014, we commenced selling directly to Lowe’s. The result of this new arrangement has reduced customer concentration.

Cash

The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

As of June 30, 2015, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of $52.5 million that are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2034.

In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s NOL carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited per Section 382 of the Internal Revenue Code of 1986, as amended (IRC 382), to approximately $0.8 million per year for the next 17 years. The impact of this limitation is that approximately $27.3 million in NOLs will expire before the Company can use them. Of the remaining $25.2 million in NOLs, $15.2 million is subject to the IRC 382 restriction and $10 million is available to reduce taxable income. The estimated annual effective income tax rate for 2015 is 0% due to the use of NOL carryforwards.

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

Note 6: Earnings per Share

The Company utilizes the two-class method for computing and presenting earnings per share (EPS). The Company currently has one class of common stock (the Common Stock) and one class of cumulative participating preferred stock, Series E (the Preferred Stock). Holders of the Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of the Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share – basic.

The two-class computation method for each period segregates basic earnings per common and participating share into two categories: distributed earnings per share (i.e., the Preferred Stock stated dividend) and undistributed EPS, which allocates earnings after subtracting the Preferred Stock dividend to the total of weighted average common shares outstanding plus equivalent converted common shares related to the Preferred Stock. Basic earnings per common and participating share exclude the effect of Common Stock equivalents, and are computed using the two-class computation method.

In computing diluted EPS, only potential common shares that are dilutive—those that reduce EPS or increase loss per share—are included. The exercise of options or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations or the cumulative effect of an accounting change.

The following presents the two-class method for the three and six months ended June 30, 2015 and 2014:

BASIC AND DILUTED EARNINGS PER SHARE

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015		June 30, 2014
Net income (loss) applicable to common stock	$1,705	$2,516	$(1,069)		$717
Preferred stock dividend	391	369	777		732
Income (loss) before dividends	$2,096	$2,885	$(292)		$1,449

Per share information:
Basic earnings (losses) per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00	$0.00		$0.00
Preferred	$0.00	$0.00	$0.00		$0.00

Earned, unpaid dividends per share:
Preferred	$19.05	$17.98	$37.88		$35.69

Undistributed earnings (losses) per share:
Common	$0.00	$0.01	$(0.01)		$0.00
Preferred	$66.13	$96.38	-		$27.41

Total basic earnings (losses) per common and participating share:
Common	$0.00	$0.01	$(0.01)		$0.00
Preferred	$85.18	$114.36	$37.88		$63.10

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162	89,631,162		89,631,162
Participating preferred shares - if converted	349,815,305	329,590,464	-	(1)	327,168,522
Total weighted average number of shares	439,446,467	419,221,626	89,631,162		416,799,684

Total weighted average number of preferred shares	20,524	20,524	20,524		20,524

(1) Although not included in the basic EPS calculation under the two-class method, due to a period of loss, the Company had 353,296,054 shares of common stock issuable upon conversion of the Preferred Stock outstanding at June 30, 2015.  These financial instruments would need to be included with future calculations of basic EPS under the two-class method in periods of income.

 Note 7: Line of Credit

The Company has an $8.0 million line of credit loan (Revolver) with the AloStar Bank of Commerce, subject to a reserve of $1.0 million and a Borrowing Base (as defined in the agreement governing the Revolver). Interest is assessed at 4.0% plus the greater of (a) 1.0%, or (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the Revolver. If the LIBOR cannot be determined, the interest will be calculated using the prime lending rate plus 2%. Because LIBOR was less than 1% on June 30, 2015, the interest rate was determined to be 5%. The Revolver is secured by all personal property of the Company. Cash advances are limited by amounts equal to 85% of domestic and Canadian accounts receivable and by 60% of the eligible inventory or 85% of the net orderly liquidation value of the inventory. The Company pays an unused line fee in the amount of 0.5% per annum of the amount by which the average loan balance for any month (or a portion thereof during which the agreement governing the revolver is in effect) is less than the maximum Revolver facility amount.

There were no outstanding borrowings on the Revolver at June 30, 2015. The proceeds available to draw down on the Revolver at June 30, 2015 were $7.0 million.

Lowe’s receivables are not included in the Borrowing Base as AERT participates in the Lowe’s Companies, Inc. Supply Chain Financing Program.

Note 8: Related Party Transactions

Advisory Services

The Company entered into an Advisory Services Agreement with H.I.G. Capital, L.L.C. on March 18, 2011 that provides for an annual monitoring fee between $250,000 and $500,000 and reimbursement of all other out-of-pocket fees and expenses incurred by H.I.G. Capital, L.L.C. in connection with administration of the agreement.

Note 9: Commitments and Contingencies

AERT is involved from time to time in litigation arising in the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, the Company is not involved in any litigation that is expected to materially impact the Company's results of operations or financial condition.

Financing Agreement

Banc of America Leasing & Capital, LLC

In 2007, AERT entered into an operating lease with the LaSalle National Leasing Company (presently Banc of America Leasing & Capital, LLC). The equipment leased was identified as “Schedule 1 Equipment” and “Schedule 2 Equipment”. The operating lease contained a provision for a fair market value buy out at the end of the lease. The lease for the “Schedule 1 Equipment” expired on December 31, 2014. On January 22, 2015, AERT entered into a new financing agreement with Banc of America Leasing & Capital, LLC (BOA). This agreement finances the equipment buy out for the Schedule 1 Equipment. The terms of the new financing agreement are 18 equal monthly payments of $39 thousand. Payments commenced on February 1, 2015 and will continue until July 1, 2016. The stated interest rate is 6%.

The Company’s lease obligation for the Schedule 2 Equipment expired on March 31, 2015, at which time AERT entered into another financing agreement with BOA for the buyout of this equipment with 16 equal monthly payments of $46 thousand that commenced on April 1, 2015 and will continue until July 1, 2016. The stated interest rate is 6%.

Note 10: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

On July 9, 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date. The FASB will formally issue this ASU during the third quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth selected information from our statements of operations (dollars in thousands):

	Three Months Ended
	June 30,	June 30,
	2015	2014	% Change
	(unaudited)	(unaudited)
Net sales	$31,527	$24,547	28.4%
Cost of goods sold	25,035	18,501	35.3%
% of net sales	79.4%	75.4%
Gross margin	6,492	6,046	7.4%
% of net sales	20.6%	24.6%

Gain from asset disposition	-	(7)	*
Selling and administrative costs	3,471	2,859	21.4%
% of net sales	11.0%	11.6%
Operating income	3,021	3,194	(5.4%)
% of net sales	9.6%	13.0%

Other income:
Other income (expense)	4	(5)	(180.0%)
Gain on involuntary conversion of non-monetary assets due to fire	-	500	*
Net interest expense	(929)	(804)	15.5%
Income before dividends	2,096	2,885	(27.3%)
% of net sales	6.6%	11.8%
Dividends on preferred stock	(391)	(369)	6.0%
Net income applicable to common stock	$1,705	$2,516	(32.2%)
% of net sales	5.4%	10.2%

*not meaningful as a percentage change

Net Sales

Second quarter 2015 sales were up $7.0 million, or 28.4%, from the same period in 2014 primarily as a result of increased ChoiceDek® sales, effectively making up for the shortfall experienced in ChoiceDek® sales during the first quarter of 2015 as the Company transitioned to selling directly to Lowe’s.

Cost of Goods Sold and Gross Margin

The total cost of goods sold for the second quarter of 2015 increased $6.5 million, or 35.3%, from the second quarter of 2014 primarily due to freight inclusive pricing for direct sales to Lowe’s, increased sales volume and increased costs of raw materials. As a percentage of net sales, gross margin decreased 4 percentage points.

Selling and Administrative Costs

Selling and administrative costs increased $0.6 million, or 21.4%, for the second quarter of 2015 as compared to the second quarter of 2014. This increase was primarily due to providing a reserve for a doubtful account, increased advertising and promotional expense related to MoistureShield® sales and increased insurance costs.

Earnings

Net income decreased $0.8 million, or 32.3%, for the quarter ended June 30, 2015 when compared to the same period in 2014. Included in 2014 net income was $0.5 million received in partial settlement for property damage as a result of the fire in the Springdale facility in mid-2013.

Interest costs increased $0.1 million, or 15.5%, in the second quarter of 2015 compared to the second quarter of 2014 largely due to increased payment in kind (PIK) interest that is accrued and added to the principal on the H.I.G. Series A and Series B notes quarterly.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth selected information from our statements of operations (dollars in thousands):

	Six Months Ended
	June 30,	June 30,
	2015	2014	% Change
	(unaudited)	(unaudited)
Net sales	$43,721	$41,237	6.0%
Cost of goods sold	35,746	33,043	8.2%
% of net sales	81.8%	80.1%
Gross margin	7,975	8,194	(2.7%)
% of net sales	18.2%	19.9%

Gain from asset disposition	(1)	(14)	(92.9%)
Selling and administrative costs	6,507	6,010	8.3%
% of net sales	14.9%	14.6%
Operating income	1,469	2,198	(33.2%)
% of net sales	3.4%	5.3%

Other income:
Other income (expense)	10	(1)	*
Gain on involuntary conversion of non-monetary assets due to fire	-	845	*
Net interest expense	(1,771)	(1,593)	11.2%
Income (loss) before dividends	(292)	1,449	(120.2%)
% of net sales	(0.7%)	3.5%
Dividends on preferred stock	(777)	(732)	6.1%
Net loss applicable to common stock	$(1,069)	$717	(249.1%)
% of net sales	(2.4%)	1.7%

*not meaningful as a percentage change

Net Sales

Sales for the six months ended June 30, 2015 were up $2.5 million or 6.0% from the same period in 2014. This increase is due to increased ChoiceDek® sales.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the first six months of 2015 increased $2.7 million, or 8.2%, over the same period in 2014. As a percent of sales, the cost of goods sold increased 1.7 percentage points. This increase is primarily due to increased raw material costs.

Selling and Administrative Costs

Selling and administrative costs were up $0.5 million, or 8.3%, in the first six months of 2015 compared to the first six months of 2014. The increase was primarily due to the reserve for doubtful accounts and increased selling expenses associated with growing the MoistureShield® sales lines.

Earnings

Net income was down $1.8 million, or 249.1%, for the six months ended June 30, 2015 as compared to the same period in 2014. In 2014, a gain of $0.8 million from involuntary conversion of non-monetary assets was recorded due to the fires at the Springdale and Lowell plants in July 2013. Increased costs of goods sold due to purchasing volume increases for raw materials and selling expenses associated with the growing line of MoistureShield® products were also factors as well as increased interest expense. Interest costs were up 11.2% as a result of increased borrowing during the period on our $8.0 million line of credit with AloStar Bank of Commerce (the “Revolver”) and PIK interest on the H.I.G. Series A and B notes.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings. While our financial arrangement with the Revolver expires on November 15, 2015, we are confident that a new financing arrangement will be reached with a comparable lender. However, there is no assurance that a new financing agreement on terms as favorable as the Revolver, or at all, will be secured.

The Revolver is used to cover operating expenses as needed. At June 30, 2015, $7.0 million was available for drawdown. AERT has also entered into an accounts receivable purchase agreement with a third party to sell our Lowe’s receivables. This agreement enables us to improve cash flow to the Company.

The Company plans to structure its operations to grow its business, improve its margins and generate future income in order to maximize shareholder value. The Company is currently working to improve its liquidity by:

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

Cash Flows

Cash Flows from Operations

Cash provided by operations for the first six months of 2015 was $6.4 million, an increase of $1.3 million from the first six months of 2014. This increase was due to a change in current assets and liabilities as a result of the following:

•	Accounts receivable increased $1.6 million in the first six months of 2015 as compared to an increase of $1.2 million in the first six months of 2014. In 2015 the increase was a result of increased sales, whereas the increase in 2014 was the result of increased insurance receivable relating to the fire at the Springdale extrusion facility in 2013.
•	In the first six months of 2015 inventory levels decreased $2.1 million as a result of increased sales compared to an increase of $1.1 million in the first six months of 2014.
•	Accounts payable increased $2.7 million in the first six months of 2015 compared to an increase of $2.0 million in the first six months of 2014 due to increased purchases of raw materials.
•	Accrued liabilities decreased $0.5 million in the first six months of 2015 compared to a decrease of $0.8 million in the first six months of 2014.

Cash Flows from Investing Activities

Cash used in investing activities in the first six months of 2015 was $1.4 million compared to cash used in investing activities of $0.7 million for the same period in 2014. This change was primarily due to increased purchases of capital assets needed for continuous improvements of air quality in our production facilities and to decrease labor costs from automation.

Cash Flows from Financing Activities

Cash used in financing activities was $4.9 million for the first six months of 2015 compared to cash used in financing activities of $4.4 million for the same period in 2014. The change was primarily due to payments on notes payable.

Working Capital

At June 30, 2015, the Company had working capital of $2.9 million compared to working capital of $2.6 million at December 31, 2014. The changes in working capital primarily consisted of a decrease in borrowing on the Revolver, an increase in accounts receivable, an increase in accounts payable and a decrease in inventory.

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

For the quarter ended June 30, 2015, the Company has determined that there were no events or circumstances indicating the carrying value may not be recoverable.

We also periodically review the useful lives assigned to our assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the asset. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

We are constantly searching for improvements and efficiencies to our production process and are exploring alternative recycling technology at the Lowell facility. Although no changes have been made or approved, any significant modifications to the process could potentially result in a future impairment of assets currently used in operations if the new technology is successfully implemented.

Debt

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The balance on the loan at June 30, 2015 was $2.5 million.

H.I.G. Long Term Debt

In 2011, the Company consummated related recapitalization transactions with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital L.L.C. (H.I.G.). H.I.G. exchanged secured debt in the Company for a combination of new debt (Series A Note and Series B Note issued pursuant to that certain Credit Agreement dated March 18, 2011, the lending party thereto, and H.I.G. AERT, LLC as administrative agent (the “Credit Agreement”)) and equity. As a result, H.I.G. owns approximately 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis.

The Credit Agreement contains provisions requiring mandatory payments upon the Series A Note and Series B Note equal to 50% of the Company’s “Excess Cash Flow,” (as defined in the Credit Agreement) and equal to 100% of proceeds from most non-ordinary course asset dispositions, additional debt issuances or equity issuances (subject to certain exceptions in each case or as H.I.G. otherwise agrees), and contains covenant restrictions on the incurrence of additional debt, liens, leases or equity issuances.

The Series A Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 8.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 4.0% per annum PIK and added to the outstanding principal amount of the Series A Note (with the latter option only being available until March 17, 2013, after which time, the Series A Note will bear cash interest at 8.0% per annum). Payment of cash interest has been waived until August 12, 2015. PIK interest is accrued and added to the principal of the Series A Note quarterly.

The Series B Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Note. The Series B Note ranks equally to the Series A Note. Payment of cash interest has been waived until August 7, 2015. PIK interest is accrued and added to the principal of the Series B Note quarterly.

AloStar Bank of Commerce Term Loan

On November 15, 2012, the Company entered into a $15.0 million Loan and Security Agreement (the “Security Agreement”) with AloStar Bank of Commerce, which includes the Revolver and a $7.0 million asset-based loan (the “Term Loan”). The Term Loan requires that AloStar hold first security interest to the majority of AERT’s plant, property, and equipment; as well as, real estate. Payments on the principal portion of the loan commenced on December 1, 2012 and will be made in 36 equal monthly installments of $0.08 million plus interest. The final installment $4.1 million shall be due and payable on the commitment termination date. Interest is calculated at 4.5% plus the greater of (a) 1.0% and (b) the LIBOR Rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in amounts approximately equal to the principal amount of the Loan for which such rate is being determined or, if such day is not a Business Day on the immediately preceding Business Day. Interest accrued on the principal balance of the Term Loan shall be due and payable on the first day of each month, computed through the last day of the preceding month. Interest, expressed in simple interest terms as of June 30, 2015, is 5.5%.

The Term Loan contains certain covenants, including restrictions on: (1) fundamental changes in ownership, (2) conduct of business, (3) declaration of distributions, (4) amendments or modifications to existing agreements, (5) property acquisitions, (6) affiliated party transactions, and (7) hedging agreements.

Debt Covenants

The Company’s Security Agreement with AloStar and the Company’s Credit Agreement with HIG contain covenant restrictions, as defined in the respective agreements.

		June 30, 2015	Covenant	Compliance
AloStar

Adjusted EBITDA	=	$6.9M	=>$6.0M	Yes
Fixed Charge Coverage Ratio	=	1.3	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA (as defined in the Security Agreement)
/ Consolidated Fixed Charges
Capital Expenditures*,**	=	$1.6M	< $2.7M	Yes

HIG:

Consolidated EBITDA	=	$6.9M	=>$10.0M	No, Waived
Fixed Charge Coverage Ratio	=	1.4	> 1.50:1.00	No, Waived
Adjusted Consolidated EBITDA (as defined in the Credit Agreement)
/ Consolidated Fixed Charges
Leverage Ratio	=	5.93	= < 3.1:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures**	=	$3.9M	< $2.5M	No, Waived

*Adjusted for financed capital expenditures
**Annual covenant for 2015

On July 9, 2015, H.I.G. AERT, LLC, waived the Specified Events of Default (as defined in the waiver) as a result of AERT failing to have attained the required EBITDA of $10.0 million, a fixed charge coverage ratio of greater than 1.5:1.0, and a leverage ratio of below 3.1 to 1.0 for the four Fiscal Quarters ending June 30, 2015. H.I.G. AERT, LLC also waived the Specified Events of Default as a result of AERT having exceeded its 2015 annual covenant for capital expenditures. In addition, on July 9, 2015, H.I.G. AERT, LLC, the holder of all of the issued and outstanding shares of our Series E cumulative participating Preferred Stock, waived its right to deliver a Triggering Event Redemption Notice on the Preferred Stock solely as a result of the Specified Events of Default.

Uncertainties, Issues and Risks

There are many factors that could adversely affect AERT’s business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand for our products, business or industry changes, government rules and regulations, environmental concerns, litigation, new products / product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, availability of raw material (plastic) at a reasonable price, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

Forward-Looking Information

This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) which statements include, but are not limited to statements regarding streamlining operations to increase efficiencies, securing a new financing arrangement to replace the Revolver and seeking new sources of revenue. Such forward-looking statements, which are often identified by words such as “believes”, “anticipates”, “expects”, “estimates”, “should”, “may”, “will” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management’s current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting us, our suppliers’ or our customers’ plants, machinery, or equipment; competition from products and services offered by other enterprises; our ability to refinance short-term indebtedness; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control; execution of planned capital projects; weather conditions affecting our operations or the areas in which our products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2015, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2015, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to the discussion under Part I, Item 1, Notes to Financial Statements, Note 9: Commitments and Contingencies, which discussion is incorporated herein by reference.

Item 5. Other

At the annual meeting of shareholders on June 19, 2015, the shareholders voted to strike all reference of issuance of Class B Common Stock from the Company’s Delaware Certificate of Incorporation. As of November 18, 2014, all holders of Class B Common Stock had voluntarily converted all their Class B Common shares to Class A Common Stock. An Amendment to the Company’s Articles of Incorporation was approved by the State of Delaware on July30, 2015. There will be no shares of Class B stock issued.

Item 6. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed and incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ TIMOTHY D. MORRISON

Timothy D. Morrison,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ J. R. BRIAN HANNA

J. R. Brian Hanna,
Chief Financial Officer & Principal Financial Officer and Principal Accounting Officer

Date: August 11, 2015

INDEX TO EXHIBITS

3.1	Amendment to Certificate of Incorporation filed July 30, 2015**

10.1	Waiver of Default - H.I.G. Credit Agreement dated July 9, 2015**

10.2	Waiver of "Special Events Default" per Series A & B Term Loan Interest dated July 29, 2015**

10.3	Waiver of "Special Events Default" per Series E Convertible Preferred Stock Rights dated July 9, 2015**

10.4	Lowe's Companies, Inc. Supply Chain Financing Program (Prime Revenue) agreement dated February 20, 2015**

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive and principal executive officer**

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and principal accounting officer **

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive and principal executive officer**

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and principal accounting officer**

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

** Filed herewith

