Form 10-Q
period 2015-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2015-11-16
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 30, 2015, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 89,631,162.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

(In thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$243	$112
Trade accounts receivable, net of allowance of $209 and $48 at September 30, 2015 and December 31, 2014, respectively	3,315	4,346
Accounts receivable - related party	26	26
Inventories	17,001	14,316
Prepaid expenses	1,606	1,134
Total current assets	22,191	19,934

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	17,062	17,019
Machinery and equipment	55,344	52,267
Construction in progress	1,263	662
Total land, buildings and equipment	75,889	72,168
Less accumulated depreciation	48,064	45,080
Net land, buildings and equipment	27,825	27,088

Other assets:
Debt issuance costs, net of amortization	205	483
Other assets, net of amortization	380	380
Total other assets	585	863

Total assets	$50,601	$47,885

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (continued)

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$6,480	$4,559
Accounts payable – related parties	90	25
Current maturities of long-term debt	5,849	5,240
Other accrued liabilities	4,214	3,865
Working capital line of credit	-	3,625
Total current liabilities	16,633	17,314

Long-term debt, less current maturities	34,988	32,470

Commitments and Contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at September 30, 2015 and December 31, 2014, including accrued unpaid dividends of $6,371 and $5,196 at September 30, 2015 and December 31, 2014, respectively	26,895	25,720

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 89,631,162 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	897	897
Additional paid-in capital	53,660	53,660
Accumulated deficit	(82,472)	(82,176)
Total stockholders' deficit	(27,915)	(27,619)

Total liabilities and stockholders' deficit	$50,601	$47,885

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$21,843	$20,724	$65,564	$61,961
Cost of goods sold	16,503	15,639	52,249	48,682
Gross margin	5,340	5,085	13,315	13,279

Selling and administrative costs	3,318	3,027	9,825	9,037
Gain from asset disposition	-	(50)	(1)	(64)
Operating income	2,022	2,108	3,491	4,306

Other income and expenses:
Other income	2	12	12	11
Gain (loss) from involuntary conversion of non-monetary assets due to fire	-	(500)	-	345
Net interest expense	(853)	(779)	(2,624)	(2,372)
Net income	1,171	841	879	2,290
Dividends on preferred stock	(398)	(375)	(1,175)	(1,107)
Net income (loss) applicable to common stock	$773	$466	$(296)	$1,183

Income (loss) per share of common stock (basic and diluted)	$0.00	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding (basic and diluted)	444,674,483	424,165,483	89,631,162	419,275,834

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(296)	$1,183
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,734	3,070
Dividends on preferred stock	1,175	1,107
Accrued interest converted to long-term debt	2,100	1,917
Gain from asset disposition	(1)	(64)
Increase in accounts receivable allowance	161	2
Gain from involuntary conversion of non-monetary assets due to fire	-	(345)
Changes in other current assets and current liabilities	714	1,162
Net cash provided by operating activities	7,587	8,032

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,723)	(1,587)
Proceeds from disposition of assets	4	71
Insurance proceeds from involuntary conversion of non-monetary assets due to fire	-	418
Net cash used in investing activities	(1,719)	(1,098)

Cash flows from financing activities:
Payments on notes	(2,112)	(1,346)
Net payments on line of credit	(3,625)	(5,135)
Net cash used in financing activities	(5,737)	(6,481)

Increase in cash	131	453
Cash, beginning of period	112	124
Cash, end of period	$243	$577

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

	Nine months ended
	September 30, 2015	September 30, 2014
Receivables	$872	$(510)
Inventories	(2,685)	1,109
Prepaid expenses	197	322
Accounts payable - trade and related parties	1,982	330
Accrued liabilities	348	(89)
Change in current assets and liabilities	$714	$1,162
Cash paid for interest	$515	$453

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands)

	Nine months ended
	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)
Notes payable for financing manufacturing equipment	$2,322	$-
Notes payable for financing insurance policies	$817	$994

Note 4: Significant Accounting Policies

Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement except sales to Lowe’s, in which case we recognize revenue when the product is delivered to Lowe’s. The following table sets forth the amount of discounts, rebates and returns for the periods indicated:

	(dollars in thousands)
Quarter ended September 30,		Nine months ended September 30,
2015	2014	2015	2014
$811	$785	$2,804	$2,568

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at their cost. Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$6,010	$5,083
Work in process	2,299	1,827
Finished goods	8,692	7,406
Total inventory	$17,001	$14,316

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

On February 20, 2015, the Company entered into an accounts receivable purchase agreement (Lowe’s Companies, Inc. Supply Chain Financing Program) with a third party financial institution to sell selected accounts receivable from Lowe’s. The Company, at its sole option, may offer to sell to the financial institution all or part of the Company’s accounts receivable from Lowe’s. The financial institution, upon acceptance of the offer, advances to the Company 95% of the balance due within 15 days of the invoice date with the remaining 5% being paid under agreed upon terms. AERT pays interest on advanced amounts at an agreed-upon rate (1.09% per annum at September 30, 2015). The Lowe’s receivables are sold without recourse. The purchase agreement may be terminated by either party with 30-days’ notice. As of September 30, 2015, the amount due from factor was $0.3 million.

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

The Company has significant customer concentration, with one customer, Lowe’s, representing approximately 40% of our accounts receivable at September 30, 2015, as compared to another customer, BlueLinx, which represented approximately 80% at December 31, 2014.

For the nine months ended September 30, 2015, Lowe’s represented approximately 50% of the Company’s revenue compared to less than 10% for the nine months ended September 30, 2014. Our next largest customer, BlueLinx, accounted for approximately 15% of the Company’s revenue for the nine months ended September 30, 2015 compared to approximately 60% for the nine months ended September 30, 2014. While, in prior years, we sold ChoiceDek® to our distributor, BlueLinx, under a bill and hold agreement, in late 2014, we commenced selling directly to Lowe’s.

Cash

The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

As of September 30, 2015, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of $52.0 million that are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2034.

In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s NOL carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited per Section 382 of the Internal Revenue Code of 1986, as amended (IRC 382), to approximately $0.8 million per year for the next 17 years. The impact of this limitation is that approximately $27.3 million in NOLs will expire before the Company can use them. Of the remaining $24.7 million in NOLs, $15.2 million is subject to the IRC 382 restriction and $10 million is available to reduce taxable income.

As there is insufficient evidence that the Company will be able to generate adequate future taxable income to enable it to realize its NOL carryforwards prior to expiration, the Company maintains a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The estimated annual effective income tax rate for 2015 is 0% due to the change in the valuation allowance.

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

The following presents the two-class method for the three and nine months ended September 30, 2015 and 2014:

BASIC AND DILUTED EARNINGS PER SHARE

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015		September 30, 2014
Net income (loss) applicable to common stock	$773	$466	$(296)		$1,183
Preferred stock dividend	398	375	1,175		1,107
Income before dividends	$1,171	$841	$879		$2,290

Per share information:
Basic earnings (losses) per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00	$0.00		$0.00
Preferred	$0.00	$0.00	$0.00		$0.00

Earned, unpaid dividends per share:
Preferred	$19.39	$18.27	$57.24		$53.93

Undistributed earnings (losses) per share:
Common	$0.00	$-	$(0.00)		$0.00
Preferred	$30.07	$17.91	-		$45.30

Total basic earnings (losses) per common and participating share:
Common	$0.00	$0.00	$(0.00)		$0.00
Preferred	$49.46	$36.18	$57.24		$99.23

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162	89,631,162		89,631,162
Participating preferred shares - if converted	355,043,321	334,534,321	-	(1)	329,644,672
Total weighted average number of shares	444,674,483	424,165,483	89,631,162		419,275,834

Total weighted average number of preferred shares	20,524	20,524	20,524		20,524

(1) Although not included in the basic EPS calculation under the two-class method due to a period of loss, the Company had 349,873,827 shares of common stock issuable upon conversion of the Preferred Stock outstanding at September 30, 2015.  These financial instruments would need to be included with future calculations of basic EPS under the two-class method in periods of income.

Note 7: Line of Credit

As of September 30, 2015, the Company had an $8.0 million line of credit loan (AloStar Revolver Loan) with the AloStar Bank of Commerce (AloStar), subject to a reserve of $1.0 million and the borrowing base set forth in the agreement governing the AloStar Revolver Loan (AloStar Borrowing Base). Interest was assessed at 4.0% plus the greater of (a) 1.0%, or (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in an amount approximately equal to the principal amount of the AloStar Revolver Loan. If the LIBOR rate could not be determined, interest would be calculated using the prime lending rate plus 2.0%. Because the LIBOR rate was less than 1.0% on September 30, 2015, the interest rate was determined to be 5.0%.

There were no outstanding borrowings on the AloStar Revolver Loan at September 30, 2015. The amount available to draw down on the AloStar Revolver Loan at September 30, 2015 was $7.0 million. On October 30, 2015, AERT entered into a Credit and Financing Agreement (the WBCC Agreement) with Webster Business Credit Corporation, a state banking institution organized under the laws of the State of Connecticut (WBCC). For further information, see Note 11: Subsequent Event. Advances received from WBCC on October 30, 2015 were used to pay off and terminate the AloStar Revolver Loan balance on October 30, 2015 of $3.4 million.

Note 8: Related Party Transactions

Advisory Services

The Company entered into an Advisory Services Agreement with H.I.G. Capital, L.L.C. on March 18, 2011 that provides for an annual monitoring fee between $250,000 and $500,000 and reimbursement of all other out-of-pocket fees and expenses incurred by H.I.G. Capital, L.L.C. in connection with administration of the agreement. For each of the quarters ended September 30, 2015 and 2014, we recorded an advisory fee expense of $63,000. For the nine months ended September 30, 2015 and 2014, we recorded an advisory fee of $187,500.

Note 9: Commitments and Contingencies

AERT is involved from time to time in litigation arising in the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, the Company is not involved in any litigation that is expected to materially impact the Company's results of operations or financial condition.

Financing Agreement

Banc of America Leasing & Capital, LLC (BOA)

In 2007, AERT entered into an operating lease with the LaSalle National Leasing Company (presently BOA). The equipment leased was identified as “Schedule 1 Equipment” and “Schedule 2 Equipment”. The operating lease contained a provision for a fair market value buy out at the end of the lease. The lease for the Schedule 1 Equipment expired on December 31, 2014. On January 22, 2015, AERT entered into a new financing agreement with BOA to finance the equipment buy out for the Schedule 1 Equipment. The terms of the financing agreement required 18 equal monthly payments of $39,000, which commenced on February 1, 2015 and were to continue until July 1, 2016. The stated interest rate was 6%.

The Company’s lease obligation for the Schedule 2 Equipment expired on March 31, 2015, at which time AERT entered into another financing agreement with BOA for the buyout of this equipment with 16 equal monthly payments of $46,000 that commenced on April 1, 2015 and were to continue until July 1, 2016. The stated interest rate was 6%.

Advances under the WBCC Term Loan consummated on October 30, 2015 were used to pay off the BOA loan balances of $0.8 million and to terminate the BOA financing agreements. See Note 11: Subsequent Event for more information.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the transition method we will utilize upon adoption of the standard.

On July 9, 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date.

Note 11: Subsequent Event

Webster Business Credit Corporation

On October 30, 2015, AERT entered into the WBCC Agreement for an asset-based revolver loan capped at $8.5 million for the period June 1 to December 31 of each calendar year and capped at $15.0 million for the five months ended May 31 of each calendar year (WBCC Revolver Loan), a $5.5 million machinery and equipment loan (WBCC M&E Loan), a $7.2 million real estate loan (WBCC RE Loan), a $1.5 million asset-based loan (WBCC Term Loan) and a $1.2 million capital expenditure loan (WBCC CAPEX Loan).

The purpose of the WBCC Agreement is to refinance a portion of the Company’s senior and subordinated debt, to cover the costs and expenses associated with the loan transactions and to provide working capital to fund business operations. The WBCC Agreement expires on October 30, 2020. The WBCC Agreement requires that WBCC hold first security interest on the majority of AERT’s property, plant, equipment and real estate. The uses of the funds received under the WBCC Agreement at closing are as follows:

(in thousands)
AloStar Revolver Loan	$7,538
H.I.G. Series B Note (partial payoff)	11,000
Banc of America Leasing & Capital LLC	755
Deferred financing costs	1,119
Total use of funds	$20,412

Payments on the principal portion of the WBCC M&E Loan, WBCC RE Loan and WBCC Term Loan will commence on November 30, 2015 and will be made in 60 equal monthly installments of $0.12 million plus interest. The final installment of $7.0 million is due and payable on October 30, 2020. AERT will borrow on the WBCC Revolver Loan at the domestic base rate set forth in the WBCC Agreement (Domestic Base Rate), which at October 30, 2015 was 3.25% plus an applicable margin. At its option, the Company may convert advances on the WBCC Revolver Loan to a LIBOR rate loan plus an applicable margin. Conversion of Domestic Base Rate advances to LIBOR rate loans must be made in increments of $250,000. Only ten LIBOR rate loans may be outstanding at any time. Loan interest periods are available for one, two or three months. The LIBOR rate on October 30, 2015 was 0.87%. The applicable margin for each loan is as follows:

Loan	Domestic Rate	LIBOR Rate
WBCC Revolver Loan	1.00%	2.50%
WBCC M&E Loan	1.25%	2.75%
WBCC CAPEX Loan	1.25%	2.75%
WBCC RE Loan	1.50%	3.00%
WBCC Term Loan	2.25%	3.75%

The WBCC Revolver Loan is secured by amounts equal to 85% of the qualifying accounts receivable balance and 85% of the net orderly liquidation value of the inventory. The available balance on the WBCC Revolver Loan at October 30, 2015 was $2.4 million.

Advances on the WBCC CAPEX Loan will be subject to an amount equal to 80% of the hard cost of the equipment to be purchased. The total amount of all WBCC CAPEX Loans outstanding cannot exceed the aggregate of the maximum WBCC CAPEX Loan amount of $1.2 million and any advance must be greater than $25,000.

Loans under the WBCC Agreement are subject to the following debt covenants: (a) fixed charge coverage ratio of greater than 1.10:1.0, and (b) maximum capital expenditures annually of $4.0 million.

Deferred financing costs of approximately $1.0 million incurred in connection with negotiating and entering into the WBCC Agreement will be capitalized and amortized over the five-year life of the WBCC Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth selected information from our statements of operations (dollars in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014	% Change
	(unaudited)	(unaudited)
Net sales	$21,843	$20,724	5.4%
Cost of goods sold	16,503	15,639	5.5%
% of net sales	75.6%	75.5%
Gross margin	5,340	5,085	5.0%
% of net sales	24.4%	24.5%

Gain from asset disposition	-	(50)	*
Selling and administrative costs	3,318	3,027	9.6%
% of net sales	15.2%	14.6%
Operating income	2,022	2,108	(4.1%)
% of net sales	9.3%	10.2%

Other income:
Other income	2	12	(83.3%)
Loss on involuntary conversion of non-monetary assets due to fire	-	(500)	*
Net interest expense	(853)	(779)	9.5%
Income before dividends	1,171	841	39.2%
% of net sales	5.4%	4.1%
Dividends on preferred stock	(398)	(375)	6.1%
Net income applicable to common stock	$773	$466	65.9%
% of net sales	3.5%	2.2%

*not meaningful as a percentage change

Net Sales

Third quarter 2015 sales were up $1.1 million, or 5.4%, from the same period in 2014 primarily as a result of increased MoistureShield® sales from the addition of a new customer.

Cost of Goods Sold and Gross Margin

The total cost of goods sold for the third quarter of 2015 increased $0.9 million, or 5.5%, from the third quarter of 2014 primarily due to freight inclusive pricing for direct sales to Lowe’s, increased sales volume and increased costs of raw materials. As a percentage of net sales, gross margin decreased 0.1 percentage point.

Selling and Administrative Costs

Selling and administrative costs increased $0.3 million, or 9.6%, for the third quarter of 2015 as compared to the third quarter of 2014. This increase was primarily due to increased market development costs, a reserve for a doubtful account and increased insurance costs.

Earnings

Net income increased $0.3 million, or 65.9%, for the quarter ended September 30, 2015 when compared to the same period in 2014. A $0.5 million expense relating to the involuntary conversion of non-monetary assets due to the 2013 fire at the Lowell facility was recorded during the third quarter of 2014.

Interest costs increased $0.01 million, or 9.5%, in the third quarter of 2015 compared to the third quarter of 2014 largely due to increased payment in kind (PIK) interest that is accrued and added to the principal on the H.I.G. Series A and Series B notes quarterly.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth selected information from our statements of operations (dollars in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014	% Change
	(unaudited)	(unaudited)
Net sales	$65,564	$61,961	5.8%
Cost of goods sold	52,249	48,682	7.3%
% of net sales	79.7%	78.6%
Gross margin	13,315	13,279	0.3%
% of net sales	20.3%	21.4%

Gain from asset disposition	-	(64)	*
Selling and administrative costs	9,825	9,037	8.7%
% of net sales	15.0%	14.6%
Operating income	3,491	4,306	(18.9%)
% of net sales	5.3%	6.9%

Other income:
Other income	12	11	*
Gain on involuntary conversion of non-monetary assets due to fire	-	345	*
Net interest expense	(2,624)	(2,372)	10.6%
Income (loss) before dividends	879	2,290	(61.6%)
% of net sales	1.3%	3.7%
Dividends on preferred stock	(1,175)	(1,107)	6.1%
Net income or (loss) applicable to common stock	$(296)	$1,183	(125.0%)
% of net sales	(0.5%)	1.9%

*not meaningful as a percentage change

Net Sales

Sales for the nine months ended September 30, 2015 were up $3.6 million, or 5.8%, from the same period in 2014. This increase is primarily due to including freight in the Lowe’s selling prices for 2015, the addition of a new MoistureShield® customer in 2015 and increased sales of the new capstock product lines.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the first nine months of 2015 increased $3.6 million, or 7.3%, over the same period in 2014. As a percentage of sales, the cost of goods sold increased 1.1 percentage points. This increase is primarily due to freight costs associated with the direct to Lowe’s program and increased raw material costs.

Selling and Administrative Costs

Selling and administrative costs were up $0.8 million, or 8.7%, in the first nine months of 2015 compared to the first nine months of 2014. The increase was primarily due to the reserve for doubtful accounts and increased selling expenses associated with growing the MoistureShield® sales line.

Earnings

Net income was down $1.5 million, or 125%, for the nine months ended September 30, 2015 as compared to the same period in 2014. In 2014, a gain of $0.3 million from involuntary conversion of non-monetary assets was recorded due to the fire at the Springdale plant in July 2013. Costs of goods sold increased due to freight costs associated with the direct to Lowe’s program. Increased raw material costs, increased selling expenses associated with the growing line of MoistureShield® products and increased interest expense were also factors in the decrease in net income. Interest costs were up 10.6% primarily as a result of PIK interest on the H.I.G. Series A and B notes.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

On October 30, 2015, we signed a new Credit and Security Agreement with WBCC (the WBCC Agreement). This new arrangement will provide us with working capital to fund business operations. For further information regarding the WBCC Agreement and the loan, see Note 11: Subsequent Event of the Notes to Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

The Company plans to structure its operations to grow its business, improve its margins and generate future income in order to maximize shareholder value. We are currently working to improve its liquidity by:

•	Streamlining operations to increase efficiencies: We expect to make changes to certain operational processes in order to increase productivity. These changes include the installation of equipment to reduce process material handling costs and manufacturing equipment that will improve yields. We are evaluating its existing recycling processes and new technology.

•	Seeking additional sources of revenue: We are pursuing additional distribution of its current product lines with new distributors and is introducing new products, including deck lighting and aluminum railing systems, in order to increase its sales.

Cash Flows

Cash Flows from Operations

Cash provided by operations for the first nine months of 2015 was $7.6 million, a decrease of $0.4 million from the first nine months of 2014. This decrease was due to a change in current assets and liabilities as a result of the following:

•	Accounts receivable decreased $0.9 million in the first nine months of 2015 as compared to an increase of $0.5 million in the first nine months of 2014. This decrease is due primarily to the timing of sales.
•	In the first nine months of 2015 inventory levels increased $2.7 million as a result of increased production compared to a decrease of $1.1 million in the first nine months of 2014. Inventory increased in 2015 in anticipation of a strong Winter Buy program. Our Winter Buy program provides additional incentives for customers to purchase product when, due to seasonality, they may otherwise refrain from buying.
•	Accounts payable increased $2.0 million in the first nine months of 2015 compared to an increase of $0.3 million in the first nine months of 2014 due to increased purchases of raw materials.
•	Accrued liabilities increased $0.3 million in the first nine months of 2015 compared to a decrease of $0.1 million in the first nine months of 2014. This increase is primarily due to an accrual for Lowe’s Labor Day promotion.

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of 2015 was $1.7 million compared to cash used in investing activities of $1.1 million for the same period in 2014. This change was primarily due to increased purchases of capital assets needed for continuous improvements of air quality in our production facilities and to decrease labor costs through automation.

Cash Flows from Financing Activities

Cash used in financing activities was $5.7 million for the first nine months of 2015 compared to cash used in financing activities of $6.5 million for the same period in 2014. The change was primarily due to payments on notes payable and the line of credit loan with AloStar (AloStar Revolver Loan).

Working Capital

At September 30, 2015, we had working capital of $5.6 million compared to working capital of $2.6 million at December 31, 2014. The changes in working capital primarily consisted of an increase in inventory, a decrease in borrowing on the AloStar Revolver Loan and an increase in accounts payable.

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

We have determined that, as of September 30, 2015, there were no events or circumstances indicating the carrying value may not be recoverable.

We also periodically review the useful lives assigned to our assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the asset. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

We are constantly searching for improvements and efficiencies to our production process and are exploring alternative recycling technologies at the Lowell facility. Although no changes have been made or approved, any significant modifications to the process could potentially result in a future impairment of assets currently used in operations if a new technology is successfully implemented.

Debt

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to us at a fixed interest rate of 3.0%. The balance on the loan at September 30, 2015 was $2.4 million.

H.I.G. Long Term Debt

In 2011, we consummated related recapitalization transactions with H.I.G. AERT, LLC (H.I.G.), an affiliate of H.I.G. Capital L.L.C. H.I.G. exchanged secured debt in us for a combination of new debt (Series A Note and Series B Note issued pursuant to that certain Credit Agreement dated March 18, 2011, between us, H.I.G. Capital L.L.C., the lending party and H.I.G. as administrative agent (Credit Agreement) and equity. As a result, H.I.G. owns approximately 80% of our outstanding common equity securities on a fully diluted, as converted basis.

The Credit Agreement contains provisions requiring mandatory payments upon the Series A Note and Series B Note equal to 50% of our “Excess Cash Flow” (as defined in the Credit Agreement) and equal to 100% of proceeds from most non-ordinary course asset dispositions, additional debt issuances or equity issuances (subject to certain exceptions in each case or as H.I.G. otherwise agrees), and contains covenant restrictions on the incurrence of additional debt, liens, leases or equity issuances.

The Series A Note matures on March 17, 2017 and currently bears cash interest at 8.0% per annum. Payment of cash interest, however, has been waived until November 17, 2015, and, in lieu of such cash interest, PIK interest is accrued and added to the principal of the Series A Note quarterly.

The Series B Note matures on March 17, 2017 and, at our option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 6.0% per annum PIK interest and added to the outstanding principal amount of the Series B Note. The Series B Note ranks equally to the Series A Note. Payment of cash interest has been waived until November 17, 2015, and, in lieu of such cash interest, PIK interest is accrued and added to the principal of the Series B Note quarterly. On October 30, 2015, we used the proceeds received from WBCC from the WBCC Agreement to make an $11.0 million partial payment of the Series B Note. See Note 11: Subsequent Event for further information.

AloStar Bank of Commerce Term Loan

On November 15, 2012, we entered into a $15.0 million Loan and Security Agreement (Security Agreement) with AloStar Bank of Commerce (AloStar), which includes the AloStar Revolver Loan and a $7.0 million asset-based loan (AloStar Term Loan). The AloStar Term Loan requires that AloStar hold first security interest to the majority of our plant, property, and equipment and real estate. Payments on the principal portion of the AloStar Term Loan commenced on December 1, 2012 and were to be made in 36 equal monthly installments of $0.08 million plus interest. The final installment $4.1 million was due and payable on the commitment termination date. Interest was calculated at 4.5% plus the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one month delivery of funds in amounts approximately equal to the principal amount of the AloStar Term Loan for which such rate is being determined or, if such day is not a business day, on the immediately preceding business day. Interest accrued on the principal balance of the AloStar Term Loan was due and payable on the first day of each month, computed through the last day of the preceding month. Interest, expressed in simple interest terms as of September 30, 2015, was 5.5%.

On October 30, 2015, we used proceeds of $7.1 million received from WBCC under the WBCC Agreement to pay off the AloStar Term Loan and the AloStar Revolver Loan. For further information, see Note 11: Subsequent Event of the Notes to Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Debt Covenants

Debt covenants applicable to the AloStar Term Loan and the H.I.G. Notes for the quarter ended September 30, 2015 are as follows.

		September 30, 2015	Covenant	Compliance
AloStar

Adjusted EBITDA	=	$8.1M	=>$6.0M	Yes
Fixed Charge Coverage Ratio	=	1.6	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA (as defined in the Security Agreement)
/ Consolidated Fixed Charges
Capital Expenditures*,**	=	$1.9M	< $2.7M	Yes

HIG:

Consolidated EBITDA	=	$8.1M	=>$10.0M	No, Waived
Fixed Charge Coverage Ratio	=	1.7	> 1.50:1.00	Yes
Adjusted Consolidated EBITDA (as defined in the Credit Agreement)
/ Consolidated Fixed Charges
Leverage Ratio	=	5.03	= < 3.1:1.00	No, Waived
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures**	=	$4.3M	< $2.5M	No, Waived

*Adjusted for financed capital expenditures
**Annual covenant for 2015

On October 9, 2015, H.I.G., waived the Specified Events of Default (as defined in the waiver) as a result of our failure to attain the required EBITDA of $10.0 million and a leverage ratio of below 3.1 to 1.0 for the four fiscal quarters ending September 30, 2015. H.I.G. also waived the Specified Events of Default resulting from our having exceeded the 2015 annual covenant for capital expenditures through November 17, 2015. In addition, on October 9, 2015, H.I.G., the holder of all of the issued and outstanding shares of our cumulative participating preferred stock, Series E (Series E Preferred Stock) waived its right to deliver a Triggering Event Redemption Notice on the Series E Preferred Stock solely as a result of the Specified Events of Default through November 17, 2015.

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

Forward-Looking Information

This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) which statements include, but are not limited to statements regarding streamlining operations to increase efficiencies and seeking new sources of revenue. Such forward-looking statements, which are often identified by words such as “believes”, “anticipates”, “expects”, “estimates”, “should”, “may”, “will” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management’s current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting us, our suppliers’ or our customers’ plants, machinery, or equipment; competition from products and services offered by other enterprises; our ability to refinance short-term indebtedness; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control; execution of planned capital projects; weather conditions affecting our operations or the areas in which our products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2015, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2015, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

By: /s/ TIMOTHY D. MORRISON

Timothy D. Morrison,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ J. R. BRIAN HANNA

J. R. Brian Hanna,
Chief Financial Officer & Principal Financial Officer and Principal Accounting Officer

November 16, 2015

INDEX TO EXHIBITS

10.1	Specified Events of Default Waiver dated October 9, 2015**

10.2	Series A & B Term Loan Interest Waiver dated October 9, 2015**

10.3	Triggering Event Redemption Notice Waiver per the Series E Convertible Preferred Stock Rights dated October 9, 2015**

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive and principal executive officer**

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and principal accounting officer **

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive and principal executive officer**

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and principal accounting officer**

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith

