Form 10-K
period 2015-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2016-03-10
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing stock price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,039,885 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

Number of shares of Class A common stock outstanding at February 26, 2016: Class A — 89,631,162

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2016 annual meeting of stockholders scheduled to be held on June 28, 2016, and expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Items 10 through 14 Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Summary

Advanced Environmental Recycling Technologies, Inc. (the Company, AERT, we, our or us), founded in 1988, develops and commercializes technologies to recycle waste polyethylene plastics and develops, manufactures, and markets value-added, green building products. The majority of our products are composite building materials that are a superior replacement for traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of recycled polyethylene plastic and waste wood fiber, which have been cleaned, sized and reprocessed utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold or distributed by leading companies such as Lowe’s Companies, Inc. (Lowe’s), BlueLinx Corp. (BlueLinx) and CanWel Building Materials Ltd. (Canwel), our Canadian distributor for Lowe’s Canada. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible (“Green”) building alternative for decking, railing, and trim products.

We currently manufacture all of our composite products at extrusion facilities in Springdale, Arkansas. We operate a plastic recycling, blending and storage facility in Lowell, Arkansas, where we also lease warehouse and land for inventory storage. We also operate a plastic recycling, cleaning, and reformulation facility at Watts, Oklahoma.

Products

Building on our base process and materials, we manufacture the following product lines:

•	Commercial and residential decking planks and accessories such as balusters and handrails under the MoistureShield®, MoistureShield® Pro and ChoiceDek® brands,

•	Exterior door components,

•	Exterior housing trim under the trade name (MoistureShield® Trim), and

•	Green recycled plastic resin compounds.

The wood fiber content of our products gives them many properties similar to all-wood products, but we believe that the plastic content renders our products superior to both all-wood or all-plastic alternatives because:

•	Unlike wood, our products do not require preservatives or treatment with toxic chemicals or annual sealing or staining.

•	Our products are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

•	Our products are engineered for superior moisture-resistance and will not decompose like wood.

•	Our products are less subject to rotting, cracking, warping, splintering, insect infestation, and water absorption than conventional wood materials.

•	Our products are aesthetically enhanced to provide a wood-like or grained surface appearance.

•	Our products are combined with coloring agents and/or other additives to provide various colors and aesthetics.

•	Since 2006, our products have contained a mildew-cide to inhibit the growth of mold.

•	Our latest generation of products offers colors and textures to more closely resemble the natural look of wood.

Based upon our extensive product testing and successful extended field history, we offer a 25-year limited replacement warranty on our ChoiceDek® Foundations™ and a limited lifetime replacement warranty on our MoistureShield® products against rot and fungal decay, and termite and insect damage.

Marketing and Sales

General Market Strategy. Our products are designed for applications where we can add the greatest value and address market needs, i.e., for external applications where wood is prone to rot and/or requires substantial annual maintenance in the form of staining or sealing. Though we believe there are many possible applications for our wood/plastic composite technology, we have focused our resources and personnel on outdoor decking and handrail components and door and other original equipment manufacturer (OEM) components that represent the most attractive market opportunities at this time. Within these markets, we are constantly working to develop and improve strong customer relationships.

Sales and Customer Service. We provide sales support and customer service through our own marketing department, contract marketing through outside commissioned representatives, Lowe’s, and training programs for our customers and their sales associates. We also promote our decking products through interactive displays at national, regional, and local home and garden shows, as well as through in-store displays. Our in-house sales and customer support team is focused on serving commercial decking contractors and customers, and supporting the sales professionals at our regional building products distributors, as well as Lowe’s. Information and customer service are provided through the websites www.choicedek.com and www.moistureshield.com, and through a national toll-free customer assistance telephone number: 1-800-951-5117.

Cyclical Nature of Building Products Industry. Our products are used primarily in home improvement and new home construction. The home improvement and housing construction industries are subject to significant fluctuations in activity generally due to seasonal climate changes. Reductions in activity have an adverse effect on the demand for our products. We have focused a large portion of our business on the remodel and repair market segment, which we believe is less cyclical than the new homebuilding market.

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

The composite decking business is continuously evolving. The technology used to manufacture wood/plastic composite (WPC) boards has advanced significantly over the last several years, and many contemporary products have much improved aesthetics. Going forward, it will be important for us to continue to innovate, keep in close touch with consumer trends and focus on regional market trends while always remaining competitive with all-wood, all-plastic and WPC decking.

Our Brands

ChoiceDek® Decking. We currently sell our ChoiceDek®-branded decking and railing products in the home improvement warehouse (HIW) market through Lowe’s. We derived a significant amount of our revenue, approximately 40%, from ChoiceDek® products in 2015. This market segment primarily focuses on the do-it-yourself (DIY) market in which homeowners buy, build, and install their own decks. The ChoiceDek® brand is sold to consumers exclusively at Lowe’s. ChoiceDek® is promoted through in-store displays and an ongoing print and marketing campaign targeting the HIW decking market. We maintain a nationwide sales and customer service group, and Lowe’s also conducts national print and television ads for the products it carries, including from time to time, our ChoiceDek® brand of decking and railing products.

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

MoistureShield® Pro, our cap stock line that was introduced in 2014, has continued to grow during 2015 amidst a very competitive market. MoistureShield® Pro, adds an extra layer of protection and beauty. Essentially, it is our already durable Vantage board with a smooth, protective covering that has an enhanced slip and scratch resistance. As with all of AERT’s products, it can be installed on the ground, in the ground or in the water.

Door Component Products. We sell our MoistureShield® industrial products to door manufacturers for use as component parts in products. For example, we manufacture door rails built into doors by Therma-Tru Corporation and JELD-WEN. In marketing these products, we emphasize the value-added feature of the MoistureShield® composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics that save our customers time and expense. Customers also avoid the need for chemical treatments to their final product, which are often otherwise necessary to prevent rot and sustain durability. The durability of our MoistureShield® composite components allows our customers to extend the lifetime or warranties of their products while reducing or eliminating warranty claims costs. We are unable to predict the future size of the markets for MoistureShield® industrial products; however, we believe that the national door and window and commercial and residential trim markets are large and will allow us to diversify our customer base over time as we add production capacity and focus on additional opportunities.

Exterior Trim and Fascia Products. We have marketed an exterior trim and fascia system under the trade name MoistureShield® Trim. We believe this product line has significant growth potential as an alternative to plastic (i.e., PVC) and wood trims to be distributed and sold in conjunction with our MoistureShield® distributors.

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

Sales of non-wood decking products to date represent a small portion of the decking market. Pressure treated pine, cedar, redwood and other traditional woods constitute the vast majority of annual decking sales in the United States. We thus view manufacturers and suppliers of wood decking as our principal competitor. The wood decking industry is highly segmented with many small to medium-sized manufacturers. Wood decking is principally a commodity that competes as the low-priced product, whereas the more expensive non-wood products must compete on features and performance.

Among manufacturers of alternative decking materials, we view Trex Company, TimberTech Ltd., Tamko Building Products, and Fiber Composites LLC as our primary competitors. We believe that our MoistureShield® products have superior characteristics and are competitively priced. We emphasize durability, which means that manufacturers and homebuilders using our products should see reduced warranty callbacks and higher customer satisfaction. Our product competes not only on durability, but also the ability of the customer to order a product that is custom manufactured to its specifications.

Customer Concentration

We have significant customer concentration, with two customers, Lowe’s and BlueLinx representing approximately 40% and 15%, respectively, of our revenue in 2015. A loss of either of these customers, or a major reduction in their business, would cause a significant reduction in our liquidity. We are currently working to broaden our distribution network by adding new distributors for our MoistureShield® and MoistureShield®Pro brands, which would reduce our customer concentration.

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

Our patents cover plastic recycling processes, methods, and apparatus or other specially designed equipment as well as the composite product that we manufacture. We have also received patents with regard to our mixed recycled plastic resin identification and reformulation technologies. One of our patents expires in 2018, one in 2021 and the remainder expire in 2028.

We continue to update and refine our recycling processes, procedures, and technologies, and included these in our most recently issued patents or pending patent applications. We have taken additional measures to protect our intellectual property and trade secrets by restricting access to our facilities and maintaining a policy of nondisclosure, which includes requiring confidentiality and nondisclosure agreements among our associates.

Raw Materials

Wood Fiber. The wood fiber we use is primarily waste byproduct generated by hardwood furniture, cabinet and flooring manufacturers. However, we see competition for scrap wood fiber for use as a fuel to replace other fuels for both residential and industrial applications.

Recycled Plastics. We use primarily post-consumer waste polyethylene. The largest portion of the plastic materials we use is mixed with paper and other non-plastic materials, which lessens its value to other plastic recyclers. By principally sourcing these contaminated waste plastics prior to processing; we produce a usable but lower-cost feedstock for our composite extrusion lines. We believe our investments in recycling technology and infrastructure creates a significant raw material cost advantage compared to several of our virgin resin-based competitors while offering a more competitive green building product.

Competition for Raw Materials. As the wood/plastic composites industry grows, we compete for raw materials with other plastic recyclers or plastic resin producers. We believe that our ability to use more contaminated polyethylene limits the number of competitors. Nonetheless, we expect to continue to encounter new entrants into the plastics reclamation business. We increased our capacity for processing waste plastic in recent years, which reduced our dependence on outside suppliers and gave us more control over our costs.

Industry Standards

Building codes exist to provide for safe and effective structures and consistency of structures and construction practices. Our decking and railing products comply with the International Building Code and the International Residential Code as well as the 1997 Uniform Building Code™ (UBC) and the BOCA® National Building Code/1999 (BNBC). The International Code Council – Evaluation Service (ICC-ES) publishes evaluation reports for building products. These evaluation reports inform the consumer, commercial and residential markets, that the products listed in such reports comply with the UBC and BNBC when they are used in the prescribed application and installed according to the manufacturer’s installation instructions. In 2009, we converted from the legacy evaluation report, NER-596, to ESR-2388 from ICC-ES. In Canada, compliance of our products to the UBC and BNBC is documented in evaluation report CCMC 13191-R from the Canadian Construction Materials Center. We utilize an independent third-party to ensure continuing compliance of our products to code.

The Company has also received from ICC-ES a Verification of Attributes Report, also known as VAR-1015, that verifies the content of recycled materials in our decking, railing and OEM products.

Employees

Due to the seasonality of our business and timing of orders received from our largest customer, the number of permanent employees is adjusted throughout the course of the year. At December 31, 2015 we had 401 full-time employees compared to 397 full-time employees at December 31, 2014.

Available Information

We post on our website (www.aert.com) our periodic reports filed with the Securities Exchange Commission (SEC)on Forms 10-K, 10-Q, and 8-K and amendments to these reports filed pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with the SEC.

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

Our extrusion facility in Springdale, Arkansas and our processing facilities in Lowell, Arkansas and Watts, Oklahoma are currently mortgaged in favor of Webster Business Credit Corporation (WBCC) as a result of the October 30, 2015 WBCC Agreement. See Notes 4 and 5 of the Notes to Financial Statements included in the financial supplement (the Financial Supplement) at pp. F-1 through F-22, which is attached to this Annual Report on Form 10-K (this Annual Report) and incorporated herein by reference.

Item 3. Legal Proceedings.

AERT is involved from time to time in litigation arising in the normal course of business that is not disclosed in its filings with the SEC. In management’s opinion, the company is not involved in any litigation that is expect to materially impact the Company’s results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Class A common stock is currently quoted on the OTCQB and trades under the symbol “AERT”. As of December 31, 2015, there were approximately 1,354 holders of record of our Class A common stock. The closing price of our Class A common stock was $0.07 on December 31, 2015. We have not previously paid cash dividends on our Class A common stock and there are currently restrictions in the documents underlying our various debt obligations and our Series E preferred stock designation that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly bid information of our Class A common stock for the years ended December 31, 2014 and 2015. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2014	High	Low
First Quarter	$0.17	$0.11
Second Quarter	0.16	0.11
Third Quarter	0.15	0.06
Fourth Quarter	0.12	0.08

Fiscal 2015	High	Low
First Quarter	$0.11	$0.07
Second Quarter	0.11	0.07
Third Quarter	0.09	0.07
Fourth Quarter	0.13	0.06

No repurchases of Class A common stock took place during 2014 or 2015.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, regarding shares outstanding and available for issuance under the Company’s equity compensation plans. No awards were made in 2015 pursuant to the Company’s 2012 Stock Incentive Plan, which was approved by security holders at the Company’s annual shareholders’ meeting on June 27, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	-	N/A	40,000,000
Equity compensation plans not approved by security holders	-	N/A	-
	-		40,000,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2015 Summary

Results of Operations

Two-Year Comparison (Dollars in thousands)

	December 31,
	2015	2014	% Change
Net sales	$82,671	$75,999	8.8%
Cost of goods sold	65,595	60,896	7.7%
% of net sales	79.3%	80.1%
Gross margin	17,076	15,103	13.1%
% of net sales	20.7%	19.9%
Gain from asset disposition	(1)	(69)	(98.6%)
Selling and administrative costs	13,012	11,964	8.8%
% of net sales	15.7%	15.7%
Operating income	4,065	3,208	26.7%
% of net sales	4.9%	4.2%

Other income and expense:
Income from insurance proceeds	-	345	(100.0%)
Other income	13	12	8.3%
Net interest expense	(3,356)	(3,154)	6.4%
Gain or (loss) before dividends	722	411	75.7%
% of net sales	0.9%	0.5%
Dividends on preferred stock	(1,578)	(1,487)	6.1%
Net loss applicable to common stock	$(856)	$(1,076)	(20.4%)
% of net sales	(1.0%)	(1.4%)

Sales

Net sales for the year ended December 31, 2015 were up $6.7 million, or 8.8% from the year ended December 31, 2014. This increase was primarily due to including freight costs in the Lowe’s selling prices for 2015, the addition of a new MoistureShield® customer in 2015 and increased sales of our new capstock product, MoistureShield®Pro.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $4.7 million, or 7.7% for the year ended December 31, 2015 as compared to 2014. This increase is primarily due to freight costs associated with the direct-to-Lowe’s program and increased raw material costs. As a percentage of sales, 2015 cost of goods sold was 0.8 percentage points lower than 2014.

Selling and Administrative Costs

Selling and administrative costs for the year ended December 31, 2015 were up $1.0 million, or 8.8%, as compared to 2014. This increase reflected a reserve for a bad debt and increased market development expenses associated with the MoistureShield® brand.

As a percentage of sales, selling and administrative costs for the year ended December 31, 2015 remained the same as 2014. The major components of selling and administrative costs were employee compensation, advertising and promotion, professional fees, and commissions.

Earnings

Operating income for the year ended December 31, 2015 increased $0.9 million, or 26.7% over 2014 due to increased sales to a new MoistureShield® customer and increased sales our new capstock product, MoistureShield®Pro.

Fire damage sustained at the Lowell facility in 2013 resulted in an insurance recovery of $345,000 for damages, which was received in the first quarter of 2014.

Interest costs increased $0.2 million, or 6.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 largely due to increased payment in kind (PIK) interest that was accrued and added to the principal on the notes held by H.I.G. AERT LLC.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

On October 30, 2015, we signed a new Credit and Security Agreement (the WBCC Agreement) with Webster Business Credit Corporation (WBCC), a state banking institution organized under the laws of the State of Connecticut. The WBCC Agreement provides us with access to working capital to fund business operations. For further information regarding the WBCC Agreement, see Notes 4 and 5 of the Notes to Financial Statements included in the financial supplement (the Financial Supplement) at pp. F1 through F-22, which is attached to this Annual Report on form 10-K (this Annual Report) and incorporated herein by reference.

We believe that our internally generated cash from operations together with the WBCC Agreement will be sufficient to meet our cash and liquidity requirements for at least the next twelve months.

Cash Flows

Cash Flows from Operations

Cash provided by operations for the year ended December 31, 2015 was $3.3 million, a decrease of $0.9 million from the year ended December 31, 2014. This decrease was primarily due to a change in current assets and liabilities of $4.3 million due to increased inventory of $6.7 million in anticipation of increased summer 2016 sales, which was partially offset by an increase in accounts payble of $1.6 million due to increased purchases for raw material purchases.

Changes to our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry, which is influenced by consumer confidence and changes in housing values. Our business is subject to general economic conditions, and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

We have significant customer concentration, with two customers, Lowe’s and BlueLinx representing approximately 40% and 15%, respectively, of our revenue in 2015. A loss of either of these customers, or a major reduction in their business, would cause a significant reduction in our liquidity. We are currently working to broaden our distribution network by adding new distributors for our MoistureShield® and MoistureShield® Pro brands, which would reduce our customer concentration.

Cash Flows from Investing Activities

Cash used in investing activities during the year ended December 31, 2015 was $2.7 million compared to cash used in investing activities of $1.6 million during the year ended December 31, 2014. This change was primarily due to increased purchases of capital assets needed for continuous improvements of air quality in our production facilities and to decrease labor costs through automation in 2015.

Cash Flows from Financing Activities

Cash used in financing activities was $0.5 million for the year ended December 31, 2015 compared to $2.6 million of cash used in financing activities for the year ended December 31 2014. The decrease was due to the repayment of AloStar debt and an $11.0 million reduction in the notes held by H.I.G. AERT LLC. in conjunction with financing under the WBCC Agreement.

Working Capital

The Company had working capital of $6.8 million at December 31, 2015, compared to working capital of $2.6 million at December 31, 2014. Current assets at December 31, 2015 increased by $7.0 million compared to December 31, 2014. This change is primarily due to a $6.7 million increase in inventory to allow for an improvement in customer service levels related to order fulfillment and the reduction of inventory levels formerly held by customers under bill and hold arrangements. The current asset increase also reflects a higher accounts receivable balance due to sales growth. Current liabilities increased $2.9 million, primarily due to implementation on October 30, 2015 of the WBCC Agreement. The line of credit increased $3.8 million over 2014, as funds were used to pay down the AloStar Term Loan that matured in November 2015.

Property, Plant and Equipment

The changes in our property, plant, and equipment for the year ended December 31, 2015 were due primarily to fixed asset additions to our Springdale, Arkansas extrusion facilities. We recorded $1.5 million in additional assets due to the purchase of assets previously leased from Banc of America Leasing & Capital, LLC. We invested $2.0 million in capitalized upgrades to existing manufacturing assets, which will extend the useful life of existing assets and increase plant efficiencies and enhance the air quality in our production facilities. We also invested $0.9 million for new material handling equipment, $0.5 million for computer network upgrades and $0.2 million for new manufacturing equipment.

Debt

In addition to transactions with H.I.G. AERT LLC on March 18, 2011, as discussed in Note 5 of the Notes to Financial Statements included in the Financial Supplement, and the obligations pledged to the WBCC Agreement, also discussed in Note 5 of the Notes to Financial Statements included in the Financial Supplement, the Company continues to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Line of Credit

Outstanding borrowings on our line of credit related to the WBCC Agreement were $7.5 million at December 31, 2015. For further information, See Note 4 of the Notes to the Financial Statements included in the Financial Supplement. The amount available for draw down at December 31, 2015 was approximately $1.0 million.

AloStar Bank of Commerce Term Loan

On November 15, 2012, we entered into a $15.0 million Loan and Security Agreement (Security Agreement) with AloStar Bank of Commerce (AloStar), which includes the AloStar Revolver Loan and a $7.0 million asset-based loan (AloStar Term Loan). The AloStar Term Loan requires that AloStar hold first security interest to the majority of our plant, property, and equipment and real estate. Payments on the principal portion of the AloStar Term Loan commenced on December 1, 2012 and were to be made in 36 equal monthly installments of $0.08 million plus interest. The final installment $4.1 million was due and payable on the commitment termination date. Interest was calculated at 4.5% plus the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one-month delivery of funds in amounts approximately equal to the principal amount of the AloStar Term Loan for which such rate is being determined or, if such day is not a business day, on the immediately preceding business day. Interest accrued on the principal balance of the AloStar Term Loan was due and payable on the first day of each month, computed through the last day of the preceding month. Interest, expressed in simple interest terms as of October 30, 2015, was 5.5%.

On October 30, 2015, we used proceeds of $7.5 million received from WBCC under the WBCC Agreement to pay off the AloStar Term Loan and the AloStar Revolver Loan. see Notes 4 and 5 of the Notes to Financial Statements included in the financial supplement (the Financial Supplement) at pp. F-1 through F-22, which is attached to this Annual Report on form 10-K (this Annual Report) and incorporated herein by reference.

Outstanding borrowings on our line of credit related to the WBCC Agreement were $7.5 million at December 31, 2015. For further information, see Note 4 of the Notes to the Financial Statements included in the Financial Supplement. The amount available for draw down at December 31, 2015 was approximately $1.0 million.

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan was made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma award number 14215 SSEP09, and funded the second phase of AERT’s recycling facility in Watts, Oklahoma. The balance on the loan at December 31, 2015 was $2.4 million.

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

The Series A Note matures on March 17, 2017 and currently bears cash interest at 4.0% per annum PIK interest of 3.25% per annum. Payment of cash interest, however, has been waived until March 15, 2016, and, in lieu of such cash interest, PIK interest is accrued and added to the principal of the Series A Note quarterly.

The Series B Note matures on March 17, 2017 and, at our option, either (i) currently bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 5.25% per annum PIK interest and added to the outstanding principal amount of the Series B Note. The Series B Note ranks equally to the Series A Note. Payment of cash interest has been waived until March 15, 2016, and, in lieu of such cash interest, PIK interest is accrued and added to the principal of the Series B Note quarterly. On October 30, 2015, we used the proceeds received from WBCC from the WBCC Agreement to make an $11.0 million partial payment of the Series B Note.

On October 30, 2015, the Fourth Amendment to the Credit Agreement was completed. The Fourth Amendment addressed the following changes:

1.	The maturity date of the Credit Agreement was extended to April 30, 2021,
2.	Series A Note PIK interest rate was reduced to 3.25%, cash interest remains 4%
3.	Series B Note PIK interest rate was reduced to 5.25%, cash interest remains 4%
4.	Debt covenant requirements were restated as follows:
a)	Leverage ratio was amended from 3.0:1.0 to 7.50:1.0 for the year ended December 31, 2015. The leverage ratio will continue to decline in periods thereafter,
b)	Fixed charge coverage ratio was amended form 1.5:1.0 to 1.05:1.0 for the year ended December 31, 2015 and periods thereafter,
c)	Minimum EBITDA was amended from $10 million to $5.6 million for the year ended December 31, 2015 and periods thereafter,
d)	Capital expenditures ceiling was amended from $2.5 million to $4.0 million for the year ended December 31, 2015 and periods thereafter.
5.	WBCC will receive first priority in liens.

Debt Covenants

The debt covenants included in the credit agreement with H.I.G. AERT LLC (the Credit Agreement) and the WBCC Agreement are as follows :

	Year ended December 31, 2015
H. I. G.	Actual	Required	Compliant
Capital Expenditures	$4.4 million	<$4.0 million	No, Waived
Leverage Ratio	4.6	<= 7.5:1.00	Yes
Consolidated Indebtedness / Consolidated EBITDA
Fixed Charge Coverage Ratio	2.47	>1.05:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Consolidated EBITDA	$10.0	=>$5.6 million	Yes

WBCC	Actual	Required	Compliant
Capital Expenditures (CAPEX)*	---	---	N/A
Fixed Charge Coverage Ratio	2.17	>1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges

*There was no applicable covenant for Capital Expenditures for 2015.  For the year ending December 31, 2016, the maximum CAPEX spend will be limited to $4.0 million.

On January 20, 2016, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of our Series E preferred stock, waived the events default under the Credit Agreement resulting from AERT failing to limit the certain capital expenditures to the $4.0 million ceiling. In addition, on January 20, 2016, H.I.G. AERT LLC waived its right to deliver a triggering event redemption notice on the Series E preferred stock solely as a result of the specified events of default.

Off Balance-Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported on our financial statements. The estimates made in applying the accounting policies described below are material to the financial statements and notes thereto due to the level of judgment involved in arriving at those estimates.

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

For the year ending December 31, 2015, we have determined that the estimated fair value substantially exceeds the carrying value of all long-lived assets.

We are constantly searching for improvements and efficiencies to our production process and are exploring alternative recycling technology at the Lowell facility. Although no changes have been made or approved, any significant modifications to the process could potentially result in a future impairment of assets currently used in operations if the new technology is successfully implemented.

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. For sales to Lowe’s, we recognize revenue when the product is delivered to Lowe’s in accordance with their agreement.

Estimates of expected sales discounts are calculated by applying the appropriate sales discount rate to all unpaid invoices that are eligible for the discount. The Company’s sales prices are determinable given that the Company’s sales discount rates are fixed and given the predictability with which customers take sales discounts.

Uncertainties, Issues and Risks

An investment in our securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors that could adversely affect our business and results of operations, among others, and seek professional advice. There are many factors that could adversely affect our business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand for our products, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, litigation, new products / product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, availability of raw material (plastic) at a reasonable price, management’s failure to execute effectively, manufacturing inefficiencies, high scrap rates, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

Forward-looking Information

In addition, this Annual Report contains certain estimates, predictions, projections and other “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve various risks and uncertainties. Such forward-looking statements, which are often identified by words such as “believes”, “anticipates”, “expects”, “estimates”, “should”, “may”, “will” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management’s current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting us, our suppliers’ or our customers’ plants, machinery, or equipment; competition from products and services offered by other enterprises; our ability to refinance short-term indebtedness; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control; execution of planned capital projects; weather conditions affecting our operations or the areas in which our products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Prospective investors in our securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item appear in the financial Supplement, which is attached hereto and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2015, the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in such reports is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to rules of the SEC that permit it to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2015, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2016 annual meeting of stockholders (2016 Proxy Statement).

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all our officers, directors and employees. Our Code of Business Conduct and Ethics is available free of charge on the company’s corporate governance website: http://aert.com/corporate-goveranace/. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our Code of Business Conduct and Ethics by posting such amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth in the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the 2016 Proxy Statement. In addition, disclosure regarding equity compensation plan information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” of Part II of this report is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the information set forth in the 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference to the information set forth in the 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The Financial Statements included in the Financial Supplement and listed in the accompanying Index to Financial Statements and the Report of Independent Registered Public Accounting Firm thereof are filed as part of this report and the Financial Supplement is hereby incorporated by reference. All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

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
Principal Executive Officer

/s/ J.R. Brian Hanna
J. R. Brian Hanna,
Chief Financial Officer and Principal Accounting Officer

Date: March 10, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, The undersigned directors and officers of Advanced Environmental Recycling Technologies, Inc. hereby constitute and appoint Timothy D. Morrison our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report on Form 10-K to be filed with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact and agent shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY D. MORRISON	Chairman	March 10, 2016
Timothy D. Morrison

/s/ RANDALL D. GOTTLIEB	President	March 10, 2016
Randall D. Gottlieb

/s/BOBBY J. SHETH	Secretary and Director	March 10, 2016
Bobby J. Sheth

/s/ MICHAEL R. PHILLIPS	Director	March 10, 2016
Michael R. Phillips

/s/ TODD J. OFENLOCH	Director	March 10, 2016
Todd J. Ofenloch

/s/ BRIAN D. JAMES	Director	March 10, 2016
Brian D. James

/s/ VERNON J. RICHARDSON	Director	March 10, 2016
Vernon J. Richardson

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Fayetteville, Arkansas

March 10, 2016

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

(In thousands)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$216	$112
Trade accounts receivable, net of allowance of $239 at December 31, 2015 and $48 at December 31, 2014	4,352	4,346
Accounts receivable - related party	26	26
Inventories	20,968	14,316
Prepaid expenses	1,412	1,134
Total current assets	26,974	19,934

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	17,071	17,019
Machinery and equipment	54,493	52,267
Construction in progress	1,753	662
Total land, buildings and equipment	75,537	72,168
Less accumulated depreciation	47,990	45,080
Net land, buildings and equipment	27,547	27,088

Other assets:
Debt issuance costs, net of accumulated amortization of $632 at December 31, 2015 and $1,004 at December 31, 2014	1,149	483
Other assets	379	380
Total other assets	1,528	863
Total assets	$56,049	$47,885

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS

(In thousands)

(Continued)

	December 31, 2015	December 31, 2014

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$6,190	$4,559
Accounts payable – related parties	29	25
Current maturities of long-term debt	2,046	5,240
Other accrued liabilities	4,438	3,865
Working capital line of credit	7,503	3,625
Total current liabilities	20,206	17,314

Long-term debt, less current maturities	37,020	32,470

Commitments and Contingencies (See Note 10)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at December 31, 2015 and 2014, including accrued unpaid dividends of $6,774 and $5,196 at December 31, 2015 and 2014, respectively	27,298	25,720

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 89,631,162 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	897	897

Additional paid-in capital	53,660	53,660
Accumulated deficit	(83,032)	(82,176)
Total stockholders' deficit	(28,475)	(27,619)
Total liabilities and stockholders' deficit	$56,049	$47,885

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31, 2015	December 31, 2014
Net sales	$82,671	$75,999
Cost of goods sold	65,595	60,896
Gross margin	17,076	15,103

Selling and administrative costs	13,012	11,964
Gain from asset disposition	(1)	(69)

Operating income	4,065	3,208

Other income and expenses:
Income from insurance proceeds	-	345
Other income	13	12
Net interest expense	(3,356)	(3,154)
Net income	722	411
Dividends on preferred stock	(1,578)	(1,487)
Net loss applicable to common stock	$(856)	$(1,076)

Loss per share of common stock (basic and diluted)	$(0.01)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	89,631,162	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2013	88,165,632	$882	1,465,530	$15	$53,660	$(81,100)	$(26,543)
Exchange Class B Common for Class A	1,465,530	15	(1,465,530)	(15)	-	-	-
Net loss applicable to common stock	-	-	-	-	-	(1,076)	(1,076)
Balance - December 31, 2014	89,631,162	$897	-	$-	$53,660	$(82,176)	$(27,619)
Net loss applicable to common stock	-	-	-	-	-	(856)	(856)
Balance - December 31, 2015	89,631,162	$897	-	$-	$53,660	$(83,032)	$(28,475)

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss applicable to common stock	$(856)	$(1,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,043	4,213
Dividends on preferred stock	1,578	1,487
Accrued interest converted to long-term debt	2,623	2,587
Gain from fixed asset disposition	(1)	(69)
Change in accounts receivable allowance	191	5
Gain on involuntary disposition of non-monetary assets due to fire	-	(345)
Changes in other current assets and current liabilities	(4,251)	(2,627)
Net cash provided by operating activities	4,327	4,175

Cash flows from investing activities:
Purchases of land, buildings and equipment	(2,662)	(2,115)
Proceeds from disposition of equipment	4	77
Insurance proceeds from involuntary disposition of property	-	418
Net cash used in investing activities	(2,658)	(1,620)

Cash flows from financing activities:
Proceeds from the issuance of notes	13,157	1,029
Payments on notes	(18,593)	(2,086)
Net borrowing (payments) on line of credit	3,878	(1,510)
Debt issuance costs	(7)	-
Net cash used in financing activities	(1,565)	(2,567)

Increase (decrease) in cash	104	(12)
Cash, beginning of period	112	124
Cash, end of period	$216	$112

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Description of the Company

Advanced Environmental Recycling Technologies, Inc. (the Company, AERT, we, our or us), founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics that have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading companies such as Lowe’s Companies, Inc. (Lowe’s), BlueLinx Corp. (BlueLinx) and CanWel Building Materials Ltd. (Canwel), our Canadian distributor for Lowe’s Canada. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible building alternative for decking, railing, and trim products.

AERT currently manufactures all of our composite products at extrusion facilities in Springdale, Arkansas, and we operate a plastic recycling, blending and storage facility in Lowell, Arkansas, where we also lease warehouses and land for inventory storage. We also operate a plastic recycling, cleaning and reformulation facility in Watts, Oklahoma where it cleans, reformulates, and recycles polyethylene plastic scrap as a means to reduce the Company’s costs of recycled plastics.

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. For sales to Lowe’s, we recognize revenue when the product is delivered to Lowe’s in accordance with their agreement. The following table sets forth the amount of discounts, rebates and returns for the periods indicated (in thousands):

Year ended December 31,
2015	2014
$4,104	$3,923

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

	Year Ended December 31,
	2015	2014
Receivables	$(193)	$(1,299)
Inventories	(6,652)	(1,166)
Prepaid expenses	390	(612)
Accounts payable	1,631	581
Accrued liabilities	$573	$(131)
Change in current assets and liabilities	$(4,251)	$(2,627)
Cash paid for interest	$729	$567
Cash paid for income taxes	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands)

	Year ended
	December 31, 2015	December 31, 2014
Notes payable for financing manufacturing equipment	$2,322	$-
Notes payable for financing insurance policies	$817	$994
Notes payable for debt issuance costs	$1,119	$-

Buildings and Equipment

Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for each of the years ended December 31, 2015 and 2014 was $4.7 million and $3.8 million, respectively. Assets under capital leases are reported in buildings and equipment and office equipment and amortized over the shorter of the primary lease term or estimated future lives.

Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended. Interest costs incurred during periods of construction of facilities are capitalized as part of the project cost. There was no capitalized interest for the years ended December 31, 2015 and 2014.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in cost. Inventories consisted of the following at December 31 (in thousands):

	2015	2014
Raw materials	$5,541	$5,083
Work in progress	1,979	1,827
Finished goods	13,448	7,406
	$20,968	$14,316

Other Assets

Debt issuance costs associated with the long-term debt and revolver loan (line of credit) are amortized over the term of the related debt. As of December 31, the Company had the following amounts related to debt issuance costs (in thousands):

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Debt issuance costs	$1,781	$632	$1,487	$1,004

The following table represents the total estimated future amortization of debt issuance costs (in thousands):

Estimated Amortization
2016	$331
2017	234
2018	206
2019	206
2020	172

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

On February 20, 2015, the Company entered into an accounts receivable purchase agreement (Lowe’s Companies, Inc. Supply Chain Financing Program) with a third party financial institution to sell selected accounts receivable from Lowe’s. The Company, at its sole option, may offer to sell to the financial institution all or part of the Company’s accounts receivable from Lowe’s. The financial institution, upon acceptance of the offer, advances to the Company 95% of the balance due within 15 days of the invoice date with the remaining 5% being paid under agreed upon terms. AERT pays interest on advanced amounts at an agreed-upon rate (1.32% per annum at December 31, 2015). The Lowe’s accounts receivable are sold without recourse. The accounts receivable purchase agreement may be terminated by either party with 30-days’ notice. As of December 31, 2015, the amount due from the financial institution was $93,000.

The table below presents a roll forward of our allowance for sales returns and bad debts for 2015 and 2014 (in thousands).

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions[1]	Balance at End of Year
2015	$48	497	-	306	$239
2014	$43	484	-	479	$48

_______________________

1Charges to the accounts are for the purposes for which the reserve was created.

Warranty Estimates

The Company offers a limited warranty on its products. Estimates of expected warranty claims are recorded as liabilities and charged to income in the period revenue is recognized. Amounts accrued for warranty claims totaled $0.65 million at December 31, 2015 and $0.72 million at December 31, 2014.

Earnings per Share

The Company utilizes the two-class method for computing and presenting earnings per share (EPS). The Company currently has one class of common stock (the Common Stock) and one class of cumulative participating preferred stock, Series E (the Preferred Stock). Holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of the Series E Preferred Stock when declared by the Company’s Board of Directors. The holders of the Series E Preferred Stock are entitled to receive dividends (“Dividends”) per share equal to six percent (6%) per annum (the “Dividend Rate”) of the Stated Value (as defined below) in the manner provided below, including accrued and unpaid dividends of $6.8 million at December 31, 2015 and $5.2 million at December 31, 2014. In addition, holders of the Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Therefore, the Series E Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share – basic.

The two-class computation method for each period segregates basic earnings per common and participating share into two categories: distributed EPS (i.e., the Series E Preferred Stock stated dividend) and undistributed EPS, which allocates earnings after subtracting the Series E Preferred Stock dividend to the total of weighted average common shares outstanding plus equivalent converted common shares related to the Series E Preferred Stock. Basic earnings per common and participating share exclude the effect of Common Stock equivalents, and are computed using the two-class computation method.

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

The following presents the two-class method calculation of EPS for the years ended December 31, 2015 and 2014:

BASIC AND DILUTED EARNINGS PER SHARE

(In thousands, except share and per share data)

	Year ended December 31,
	2015	2014
Net loss applicable to common stock	$(856)	$(1,076)
Preferred stock dividend	1,578	1,487
Net income before dividends	722	411

Per share information:
Basic earnings per common and participating share:
Distributed earnings (losses) per share:
Common	$0.00	$0.00
Preferred	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$76.90	$72.45

Undistributed losses per share:
Common	$(0.01)	$(0.01)
Preferred	-	-

Total basic earnings (losses) per common and participating share:
Common	$(0.01)	$(0.01)
Preferred	$76.90	$72.45

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162
Participating preferred shares - if converted	-	-
Total weighted average number of shares	89,631,162	89,631,162

Total weighted average number of preferred shares	20,524	20,524

Although not included in the basic EPS calculation under the two-class method due to a period of loss, the Company had 363,974,428 shares of common stock issuable upon conversion of the Series E Preferred Stock outstanding at December 31, 2015 and 342,930,966 shares of common stock issuable upon conversion of the Series E Preferred Stock outstanding at December 31, 2014. These financial instruments would need to be included with future calculations of basic EPS under the two-class method in periods of income.

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

The Company has significant customer concentration. Cedar Creek represented approximately 30% and Lowe’s represented approximately 15% of our accounts receivable at December 31, 2015, respectively. Two other customers make up approximately 30% of the receivables balance at December 31, 2015.

For the year ended December 31, 2015, Lowe’s represented approximately 40% of the Company’s revenue compared to less than 7% for the year ended December 31, 2014. Our next largest customer, BlueLinx, accounted for approximately 15% of the Company’s revenue for the year ended December 31, 2015 compared to approximately 50% for the year ended December 31, 2014. While, in prior years, we sold ChoiceDek® to our distributor, BlueLinx, under a bill and hold agreement, in late 2014, we commenced selling directly to Lowe’s. Our third largest customer was Canwel, our Lowe’s Canada distributor. Canwel represented approximately 10% of our revenue for the year ended December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising expense was $1.2 million for the year ended December 31, 2015 and $1.1 million for the year ended December 31, 2014.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $0.6 million in each of the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

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

The standard provides for either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

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

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Debt issuance costs are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument. The effective date of the new standard is for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Management has determined that there will be no anticipated material impact from the implementation of this standard.

In August 2015, the FASB amended ASU 2015-03 to include the guidance that an entity may present debt issuance costs related to line of credit arrangements as an asset, subsequently amortizing the related deferred debt issuance costs as an asset, and subsequently amortizing the related deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement.

Note 3: Related Party Transactions

Advisory Services Agreement

The Company entered into an Advisory Services Agreement with H.I.G. Capital, L.L.C. (the Advisory Services Agreement) on March 18, 2011 that provides for an annual monitoring fee between $250,000 and $500,000 and reimbursement of all other out-of-pocket fees and expenses incurred by H.I.G. Capital, L.L.C. For the year ended December 31, 2015, the Company recognized $375,000 for the annual monitoring fee compared to $250,000 for the year ended December 31, 2014.

Other

We accrued board of directors’ fees of $29,000 at December 31, 2015 and $25,000 at December 31, 2014. There were no accrued annual monitoring fees owed to H.I.G. Capital, L.L.C. as of December 31, 2015 and December 31, 2014, respectively.

Note 4: Line of Credit

On October 30, 2015, we signed a new five-year Credit and Security Agreement (the WBCC Agreement) with Webster Business Credit Corporation (WBCC), a state banking institution organized under the laws of the State of Connecticut. The WBCC Agreement is an asset-based revolver loan capped at $8.5 million for the period June 1 to December 31 of each calendar year and capped at $15.0 million for the five months ended May 31 of each calendar year (WBCC Revolver Loan) and other long-term debt as described in Note 5 below. The WBCC Revolver Loan is secured by amounts equal to 85% of the qualifying accounts receivable balance and 85% of the net orderly liquidation value of the inventory.

AERT borrows on the WBCC Revolver Loan at the domestic base rate set forth in the WBCC Agreement (Domestic Base Rate), which at December 31, 2015 was 3.5% plus an applicable margin. At its option, the Company may convert the WBCC Revolver advances to a short-term (30 to 90 day) loans at LIBOR plus an applicable margin. Conversion of advances at domestic base rate plus an applicable martin to short-term loans at the LIBOR rate plus an applicable margin must be made in minimum increments of $250,000 and convert back to original terms of the advances upon maturity.

As of December 31, 2015, the outstanding balances, rates and availability remaining on the WBCC Revolver Loan are as follows (dollars in thousands):

	Amount	Rate
Total availability	$8,500

Domestic Base Rate loans	$2,500	4.5%
LIBOR rate loans	5,000	2.9%
Total outstanding	$7,500

Remaining availability	$1,000

Note 5: Long-Term Debt

Long-term debt at December 31, 2015 and 2014, consisted of the following (in thousands):

	2015	2014
3% note payable to Oklahoma Department of Commerce; secured by assets constructed with the loan proceeds; matures April 1, 2027	$2,377	$2,552
H.I.G. Series A Note (a)	14,591	13,497
H.I.G. Series B Note (b)	7,102	16,574
5.5% AloStar Bank of Commerce; paid and retired on October 30, 2015	-	4,917
WBCC M&E Loan (c)(d); matures on October 30, 2020	5,422	-
WBCC RE Loan (c)(d); matures on October 30, 2020	7,170	-
WBCC Term Loan (c)(d); matures on October 30, 2020	1,475	-
Other	929	170
Total	39,066	37,710
Less current maturities	(2,046)	(5,240)
Long-term debt, less current maturities	$37,020	$32,470

_______________________

(a)	Cash interest of 4% plus 3.25% PIK interest added quarterly to principal. Additions occur after quarter-end. To date, all cash interest that would have been payable on H.I.G. Series A note has been added to the principal.
(b)	Cash interest of 4% plus 5.25% PIK interest added quarterly to principal. Additions occur after quarter-end. To date, all cash interest that would have been payable on H.I.G. Series B note has been added to the principal.
(c)	Secured by a continuing security interest in and to all of its collateral, whether now owned or existing or hereafter acquired or arising and wheresoever located.
(d)	This note has two interest features, receive advances at prime + margin, which may be converted by the borrower in $250 thousand traunches to LIBOR + margin.

Current Maturity of Long-Term Debt

(Dollars in thousands)

Year	Maturity
2016	$2,046
2017	1,910
2018	1,749
2019	1,724
2020	8,523
Thereafter	23,114
Total	$39,066

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The loan was made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and funded the second phase of AERT’s recycling facility in Watts, Oklahoma. Payments on the loan began May 1, 2012. The balance on the loan at December 31, 2015 was $2.4 million.

ODOC, under award number 14215 SSEP09, advanced $3.0 million to AERT throughout 2010, 2011 and 2012. As of December 31, 2012, a total of $3.0 million was spent on contract labor, contract materials, and equipment. In addition, as of December 31, 2012, matching funds of $9.2 million were contributed (in-kind) to the project by AERT.

H.I.G. Long Term Debt

In connection with the recapitalization, the Company entered into a Securities Exchange Agreement with H.I.G. (the Exchange Agreement), and a Credit Agreement with H.I.G. (the Credit Agreement), each dated March 18, 2011. Pursuant to the Exchange Agreement and the Credit Agreement, in exchange for the Company’s debt, H.I.G. was issued:

•	a Series A Term Note (Series A Note) in the aggregate principal amount of $10,000,000,
•	a Series B Senior Term Note (Series B Note, and collectively with the Series A Note, the Notes) in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder),
•	and 20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series E Preferred Stock).

The Company issued the Notes and Series E Preferred Stock to H.I.G. in exchange for the following:

•	$6,806,656 of principal plus accrued interest owed under the Allstate Promissory Note, dated July 1, 2009, issued by the Company,
•	$13,281,084 of principal plus accrued interest owed under the Adair County Industrial Authority Solid Waste Recovery Facilities Revenue Bonds issued in 2007,
•	$10,436,409 of principal plus accrued interest owed under the City of Springdale Arkansas, Industrial Development Refunding Revenue Bonds issued in 2008,
•	$2,096,667 of principal plus accrued interest owed under the Secured Promissory Note (2010 Note) issued on December 20, 2010, and
•	H.I.G. making approximately $6.9 million in additional new capital available to the Company.

In addition, immediately prior to the closing of the foregoing transactions, the Company and the holders of the company’s convertible preferred stock, Series D (the “Series D Preferred Stock”) consummated the exchange of 748,772 shares of Series D Preferred Stock and warrants exercisable for 3,787,880 shares of Common Stock for 36, 313,377 shares of Common Stock

As a result, upon consummation of the foregoing transactions on March 18, 2011 (the closing), H.I.G. held $17,596,667 outstanding principal of senior secured debt of the Company and owned approximately 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis. Pursuant to the Exchange Agreement, until such time as H.I.G. no longer owns at least 20% of the Company’s outstanding Common Stock on a fully diluted basis, H.I.G. has the right to purchase securities in any subsequent issuance or sale of securities by the Company in an amount equal to the greater of (i) H.I.G.’s ownership percentage as of the business day prior to its receipt of notice of the proposed issuance or sale by the Company or (ii) 51%.

Pursuant to the Credit Agreement, the Company issued to H.I.G. the Notes, which are secured by a grant of a security interest in all of the Company’s assets in accordance with the terms of a Security Agreement, Patent Security Agreement, Copyright Security Agreement and Trademark Security Agreement, each dated March 18, 2011. The Series A Note matures six years after the Closing and current, bears cash interest at 3.25% per annum. Payment of cash interest, however, has been waived until March 15, 2016, and in lieu of such cash interest, payment in kind (PIK) interest is accrued and added to the principal of the Series A Note quarterly.

Upon the Closing, H.I.G. converted the $2,000,000 principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note. In addition, an additional $5.5 million was funded and drawn under the Series B Note at Closing.

The Series B Note matures six years after the Closing and, at the Company’s option, either (i) bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal 6.0% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note. Payment of cash interest, however, has been waived until March 15, 2016, and in lieu of such cash interest payment in kind (PIK) interest is accrued and added to the principal of the Series B Note quarterly. On October 30, 2015, we used proceeds received from WBCC from the WBCC Agreement to make an $11.0 million partial payment of the Series B Note.

As of December 31, 2015, AERT did not comply with the capital expenditures covenant required by the Notes. The debt covenant was waived by H.I.G as of January 20, 2016. Payment of cash interest was waived until March 15, 2016.

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

On May 23, 2011, AERT and H.I.G. amended the Credit Agreement to allow loans once repaid or prepaid to be re-borrowed at the sole discretion of the Administrative Agent (First Amendment). On October 20, 2011, AERT and H.I.G. amended (Second Amendment) the Credit Agreement to provide the Company with an additional $3.0 million to be drawn, as needed. The Company drew down $1.0 million on May 23, 2011, $2.0 million on October 21, 2011, and $1.0 million on November 18, 2011 to help fund operations. A Third Amendment to the agreement was executed on November 15, 2012, which allowed AloStar first priority in liens and updated the H.I.G. debt covenants.

On October 30, 2015, the Company and H.I.G. entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment addressed the following changes:

1.	The maturity date of the Credit Agreement was extended to April 30, 2021,
2.	Series A Note PIK interest rate was reduced to 3.25%, cash interest remains 4%
3.	Series B Note PIK interest rate was reduced to 5.25%, cash interest remains 4%
4.	Debt covenant requirements were restated as follows:
a.	Leverage ratio was amended from 3.0:1.0 to 7.50:1.0 for the year ended December 31, 2015. The leverage ratio will continue to decline in periods thereafter,
b.	Fixed charge coverage ratio was amended form 1.5:1.0 to 1.05:1.0 for the year ended December 31, 2015 and periods thereafter,
c.	Minimum EBITDA was amended from $10 million to $5.6 million for the year ended December 31, 2015 and periods thereafter,
d.	Capital expenditures ceiling was amended from $2.5 million to $4.0 million for the year ended December 31, 2015 and periods thereafter.
5.	WBCC is given first priority in liens.

The Fourth Amendment excepted the WBCC loans discussed below from negative covenants regarding future indebtedness restrictions placed on the Company.

Webster Business Credit Corporation

On October 30, 2015, AERT entered into the WBCC Agreement for the WBCC Revolver Loan (as described in Note 4), a $5.5 million machinery and equipment loan (WBCC M&E Loan), a $7.2 million real estate loan (WBCC RE Loan), a $1.5 million asset-based loan (WBCC Term Loan) and a prospective $1.2 million capital expenditure loan (WBCC CAPEX Loan).

The purpose of the WBCC Agreement was to refinance a portion of the Company’s senior and subordinated debt, to cover the costs and expenses associated with the loan transactions and to provide working capital to fund business operations. The WBCC Agreement expires on October 30, 2020. The WBCC Agreement requires that WBCC hold first security interest on the majority of AERT’s property, plant, equipment and real estate. The uses of the funds received under the WBCC Agreement at closing were as follows:

(in thousands)
AloStar Revolver Loan (retired)	$7,538
H.I.G. Series B Note (partial payoff)	11,000
Banc of America Leasing & Capital LLC	755
Deferred financing costs	1,119
Total use of funds	$20,412

Payments on the principal portion of the WBCC M&E Loan, WBCC RE Loan and WBCC Term Loan commenced on December 1, 2015 and will be made in 60 equal monthly installments of $0.12 million plus interest. The final installment of $7.0 million is due and payable on October 30, 2020.

AERT borrows under the WBCC Agreement at the domestic base rate, which at December 31, 2015 was 3.5% plus an applicable margin. At its option, the Company may convert any of the loans under the WBCC Agreement to a LIBOR rate plus an applicable margin loan. Domestic base rate conversions to LIBOR rate loans must be made in minimum increments of $250,000.

As of December 31, 2015, outstanding Domestic Base Rate loans and LIBOR rate loans were (in thousands):

	WBCC M&E Loan		WBCC RE Loan		WBCC Term Loan
	Amount	Rate	Amount	Rate	Amount	Rate
Domestic Base Rate loans	$131	4.50%	$60	4.75%	$50	5.50%
LIBOR rate loans	5,291	3.16%	7,110	3.41%	1,425	4.16%
Total	$5,422		$7,170		$1,475

Only ten LIBOR rate loans may be outstanding at any time. Loan interest periods are available for one, two or three months. The applicable margin for each loan is as follows:

Loan	Domestic Rate	LIBOR Rate
WBCC Revolver Loan	1.00%	2.50%
WBCC M&E Loan	1.25%	2.75%
WBCC CAPEX Loan	1.25%	2.75%
WBCC RE Loan	1.50%	3.00%
WBCC Term Loan	2.25%	3.75%

Advances on the WBCC CAPEX Loan will be subject to an amount equal to 80% of the hard cost of the equipment to be purchased and must be greater than $25,000. There were no borrowings outstanding on the WBCC CAPEX Loan at December 31, 2015.

Loans under the WBCC Agreement are subject to the following debt covenants: (a) fixed charge coverage ratio of greater than 1.10:1.0, and (b) maximum capital expenditures annually of $4.0 million.

AloStar Bank of Commerce Term Loan

On November 15, 2012, we entered into a $15.0 million Loan and Security Agreement (Security Agreement) with AloStar Bank of Commerce (AloStar), which includes the AloStar Revolver Loan and a $7.0 million asset-based loan (AloStar Term Loan). The AloStar Term Loan requires that AloStar hold first security interest to the majority of our plant, property, and equipment and real estate. Payments on the principal portion of the AloStar Term Loan commenced on December 1, 2012 and were to be made in 36 equal monthly installments of $0.08 million plus interest. The final installment $4.1 million was due and payable on the commitment termination date. Interest was calculated at 4.5% plus the greater of (a) 1.0% and (b) the LIBOR rate as shown in the Wall Street Journal on such day for United States dollar deposits for the one-month delivery of funds in amounts approximately equal to the principal amount of the AloStar Term Loan for which such rate is being determined or, if such day is not a business day, on the immediately preceding business day. Interest accrued on the principal balance of the AloStar Term Loan was due and payable on the first day of each month, computed through the last day of the preceding month. Interest, expressed in simple interest terms as of October 30, 2015, was 5.5%.

On October 30, 2015, we used proceeds of $7.5 million received from WBCC under the WBCC Agreement to pay off the AloStar Term Loan and the AloStar Revolver Loan.

Note 6: Equity

Series E Preferred Stock

Pursuant to the Exchange Agreement, the Company issued 20,524.149 shares of newly authorized Series E Preferred Stock to H.I.G. at the Closing. The Series E Preferred Stock was authorized by the filing of a Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company filed on March 17, 2011 with the Delaware Secretary of State (the Series E Designation). Pursuant to the Series E Designation, holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Common Stock on an as-converted basis. Shares of the Series E Preferred Stock and all accrued dividends thereon are convertible at any time at the holder’s election into shares of the Common Stock (the conversion Shares) at a conversion price of $0.075 per share, subject to customary anti-dilution adjustments. The Series E Preferred Stock ranks senior to all other equity securities of the Company. Holders of the Series E Preferred Stock have the right to vote their ownership interests in the Series E Preferred Stock on an as-converted basis. In addition, holders of the Series E Preferred Stock also have the right to elect four of the Company’s seven directors while they hold outstanding shares of Series E Preferred Stock representing at least 20% of the outstanding shares of Common Stock on an as-converted basis. If the outstanding shareholding of Series E Preferred Stock at any time represents less than 20% of the outstanding shares of Common Stock on an as-converted basis, the holders of the Series E Preferred Stock will have the right to elect one of the Company’s seven directors. The Series E Designation contains customary protective voting provisions and other rights customarily granted to holders of preferred equity securities.

The Series E Preferred Stock is not redeemable except under certain conditions which may be out of the control of the Company. An event of default under the Series A and B Notes, for example, the failure to meet specified financial covenants, may trigger a redemption right to the holders of the Series E Preferred Stock. As a result, the carrying value of the Series E Preferred Stock is reported in temporary equity.

On January 20, 2016, H.I.G., the holder of all of the issued and outstanding shares of Series E Preferred Stock, waived the specified events of default as a result of AERT failing to limit the capital expenditure spend to the $4.0 million ceiling. In addition, on January 20, 2016, H.I.G. waived its right to deliver a triggering event redemption notice on the Series E Preferred stock solely as a result of the specified events of default.

The initial conversion price of the Series E Preferred Stock is fixed and will remain the conversion price subject to the anti-dilution adjustments described below. The conversion price of the Series E Preferred Stock is subject to customary weighted-average anti-dilution adjustments, which will be made (subject to certain exceptions) in the event that AERT:

•	issues or sells shares of the Common Stock for consideration per share less than a price equal to the current market price in effect immediately prior to such issue or sale;
•	pays dividends or other distributions on the Common Stock in shares of the Common Stock;
•	subdivides, splits or combines the shares of Common Stock;
•	subject to certain exceptions and limitations, issues options, rights or warrants entitling the holders to purchase shares of the Common Stock at less than the then-current market price (as defined in the certificate of designations for the Series E Preferred Stock);
•	issues or sells any securities that are convertible into or exercisable or exchangeable for common stock and the lowest price per share for which one share of the Common Stock is issuable upon the conversion, exercise or exchange thereof is less than the then-current market price;
•	makes changes to the terms of outstanding options, warrants, or convertible securities (including those that were outstanding as of March 18, 2011, the original issue date of the Series E Preferred Stock) and that would result in a dilutive effect on the Series E Preferred Stock; in general, in such event the adjustment shall be calculated as if the changed terms had been in effect from the initial issuance of such securities and such securities issued before March 18, 2011 shall be treated as if newly issued as of the date of such change; provided that no adjustment will be made in such case if such adjustment would result in an increase in the conversion price then in effect; or
•	takes any action that would result in dilution of the Series E Preferred Stock but is not specifically provided for in the Series E Designations (including granting of stock appreciation rights, phantom stock rights or other rights with equity features), in which case the Company’s Board of Directors shall in good faith determine and implement an appropriate adjustment in the conversion price so as to protect the rights of the holders of the Series E Preferred Stock, subject to certain qualifications.

Common Stock

There have been no changes to the Common Stock during 2015.

Note 7: Equity Incentive Plan

The Company’s 2012 Stock Incentive Plan (2012 Plan) is an equity-based incentive compensation plan that is used to distribute awards to qualified employees. The 2012 Plan was approved by our Board of Directors on March 3, 2012 and our Stockholders at the 2012 annual meeting of stockholders held in Springdale, Arkansas on June 27, 2012.

As of December 31, 2015, no awards have been made.

Note 8: Leases

At December 31, 2015, the Company was obligated under various operating leases covering certain buildings and equipment that expire between 2016 and 2018. Operating lease expense was $1.6 million for the year ended December 31, 2015 as compared to $2.8 million for the years ended December 31, 2014.

Future minimum lease payments required under operating leases as of December 31, 2015, are as follows (in thousands):

Year	Amount
2016	$464
2017	361
2018	47
Total minimum payments required:	$872

Note 9: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company had no income tax provision for state and federal income for the years ended December 31, 2015 and 2014.

The income tax provisions for 2015 and 2014 differ from the amounts computed by applying the US federal statutory rate of 34% to income as a result of the following (in thousands):

	2015		2014
	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$245	34.0	$140	34.0
Permanent differences	16	2.2	11	2.6
Change in valuation allowance	(261)	(36.2)	(151)	(36.6)
	$-	0.0	$-	0.0

The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows (in thousands):

	2015		2014
	Current	Long-Term	Current	Long-Term
Deferred tax assets —
Net operating loss carryforwards	$-	$9,520	$-	$9,889
Accrued expenses	930	-	799	48
Valuation allowance	(816)	(8,440)	(655)	(8,904)
Other	440	-	300	-
Total deferred tax assets	554	1,080	444	1,033
Deferred tax liability —
Depreciation	-	1,125	-	855
Prepaid expenses	554	-	444	-
Other	-	(45)	-	178
Total deferred tax liabilities	554	1,080	444	1,033
Net deferred tax	$-	$-	$-	$-

As of December 31, 2015, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes, which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031.

In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s NOL carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited per Section 382 of the Internal Revenue Code of 1986, as amended (IRC 382), to approximately $0.8 million per year for the next 17 years. The impact of this limitation is that approximately $27.3 million in NOLs will expire before the Company can use them. Of the remaining $24.3 million in NOLs, $14.8 million is subject to the IRC 382 restriction and $9.5 million is available to reduce taxable income.

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

Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and recognizes penalties as operating expense. The Company is subject to routine audits by various taxing jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for years before 2012, except in the States of California, Colorado and Texas, for which the 2011 tax year is still subject to examination.

Note 10: Commitments and Contingencies

Long Term Contracts

At December 31, 2015, the Company had one long-term agreement for the purchase of raw materials. This agreement expires in 2016. Under this agreement, we are obligated to purchase raw plastic based on the vendor’s production with a 180-day cancellation clause. We purchased less than $1.0 million of raw plastic from this vendor for each of the years ended December 31, 2015 and 2014.

Legal Proceedings

AERT is involved from time to time in litigation arising in the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, the Company is not involved in any litigation that is expected to materially impact the Company's results of operations or financial condition.

Note 11: 401(k) Plan

The Company sponsors the A.E.R.T. 401(k) Plan (the Plan) for the benefit of all eligible employees. The Plan provides that the Company may elect to make discretionary-matching contributions equal to a percentage of each participant’s voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. For the year ended December 31, 2015, the Board of Directors approved a discretionary match of 37% of the first 4% of salary voluntarily contributed, which was $92,000.

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

2.1	Securities Exchange Agreement dated as of March 18, 2011 by and among the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

2.2	Series D Preferred Stock Exchange Agreement dated as of March 18, 2011 by and among the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

3.1*	Certificate of Incorporation of the Company, as amended

3.2*	Bylaws of the Company, as amended

4.1	Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.1	Loan Agreement dated July 1, 2010 by and between the Company and the Oklahoma Department of Commerce, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012

10.2	Promissory Note issued by the Company to the Oklahoma Department of Commerce dated July 1, 2010, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012

10.3†	Indemnity Agreement dated as of March 18, 2011 by and between the Company and Michael Phillips, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.4	Advisory Services Agreement dated as of March 18, 2011 by and between the Company and H.I.G. Capital, L.L.C., incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.5	Registration Rights Agreement dated as of March 18, 2011 by and among the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.6	Credit Agreement dated as of March 18, 2011 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.7	Security Agreement dated as of March 18, 2011 by and between the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.8	Series A Term Note issued by the Company to H.I.G. AERT, LLC dated March 18, 2011, incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

10.9	Amended and Restated Series B Term Note issued by the Company to H.I.G. AERT, LLC dated October 11, 2011, incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011

10.10*	First Amendment to Credit Agreement dated as of May 23, 2011 among the Company, the lenders party thereto and H.I.G. AERT, LLC

10.11*	Second Amendment to Credit Agreement dated as of October 20, 2011 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011

10.12*	Third Amendment to Credit Agreement dated as of November 15, 2012 among the Company, the lenders party thereto and H.I.G. AERT, LLC

10.13*	Fourth Amendment to Credit Agreement dated as of October 30, 2015 among the Company, the lenders party thereto and H.I.G. AERT, LLC

10.16†	Employment Agreement dated January 1, 2012 between the Company and Tim Morrison, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2012

10.17†	Employment Agreement dated January 1, 2012 between the Company and Brian Hanna, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2012

10.18*†	Advanced Environmental Recycling Technologies, Inc. 2012 Stock Incentive Plan

10.19	Accounts Receivable Purchase Agreement dated February 20, 2015 between the Company and the Bank of Montreal, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2015

10.20*	Loan Agreement dated as of October 30, 2015 between the Company and the Webster Business Credit Corporation

10.21*	Waiver of “Special Events Default” dated January 20, 2016

10.22*	Waiver of Series A & B Interest dated January 20, 2016

10.23*	Waiver of Triggering Event Redemption Notice dated January 20, 2016

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief executive officer and director

31.2*	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

32.1**	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief executive officer and director

32.2**	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer and principal accounting officer

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement