Form 10-Q
period 2016-03-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2016-05-13
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10367

Advanced Environmental Recycling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-0675758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

914 N. Jefferson Street Springdale, Arkansas	72764
(Address of principal executive offices)	(Zip Code)

(479) 756-7400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES: ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 6, 2016, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 89,631,162.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
 (In thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)	(as adjusted)

Current assets:
Cash	$87	$216
Trade accounts receivable, net of allowance of $40 and $239 at March 31, 2016 and December 31, 2015, respectively	3,052	4,352
Accounts receivable - related party	30	26
Inventories	23,838	20,968
Prepaid expenses	897	1,412
Total current assets	27,904	26,974

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	17,057	17,071
Machinery and equipment	55,375	54,493
Construction in progress	435	1,753
Total land, buildings and equipment	75,087	75,537
Less accumulated depreciation	48,632	47,990
Net land, buildings and equipment	26,455	27,547

Other assets:
Debt issuance costs on line of credit, net of accumulated amortization of $36 and $14 at March 31, 2016 and December 31, 2015, respectively	398	420
Other assets	684	379
Total other assets	1,082	799
Total assets	$55,441	$55,320

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (continued)
 (In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)	(as adjusted)
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$4,210	$6,190
Accounts payable – related parties	30	29
Current maturities of long-term debt	2,020	2,046
Other accrued liabilities	4,813	4,438
Working capital line of credit	9,515	7,503
Total current liabilities	20,588	20,206

Long-term debt, less current maturities	37,183	37,020
Less unamortized debt issuance costs	669	729
Total long-term debt less unamortized debt issuance costs and current maturities	36,514	36,291

Commitments and contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at March 31, 2016 and December 31, 2015, including accrued unpaid dividends of $7,183 and $6,774 at March 31, 2016 and December 31, 2015, respectively	27,707	27,298

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized; 89,631,162 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	897	897
Additional paid-in capital	53,660	53,660
Accumulated deficit	(83,925)	(83,032)
Total stockholders' deficit	(29,368)	(28,475)
Total liabilities and stockholders' deficit	$55,441	$55,320

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net sales	$17,145	$12,194
Cost of goods sold	13,372	10,711
Gross margin	3,773	1,483

Selling and administrative costs	3,496	3,036
Gain from asset impairment and disposition	-	(1)
Operating income (loss)	277	(1,552)

Other income and expenses:
Other income	4	6
Net interest expense	(765)	(842)
Net loss	(484)	(2,388)
Dividends on preferred stock	(409)	(386)
Net loss applicable to common stock	$(893)	$(2,774)

Loss per share of common stock (basic and diluted)	$(0.01)	$(0.03)

Weighted average common shares outstanding (basic and diluted)	89,631,162	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net loss applicable to common stock	$(893)	$(2,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,295	1,157
Dividends on preferred stock	409	386
Accrued interest converted to long-term debt	429	684
Change in accounts receivable allowance	(199)	5
Change in other assets	29	16
Changes in other current assets and current liabilities	(2,464)	(1,734)
Net cash used in operating activities	(1,394)	(2,260)

Cash flows from investing activities:
Purchases of land, buildings and equipment	(455)	(783)
Net cash used in investing activities	(455)	(783)

Cash flows from financing activities:
Proceeds from issuance of notes	357	-
Payments on notes	(649)	(493)
Net borrowings on line of credit	2,012	3,534
Net cash provided by financing activities	1,720	3,041

Decrease in cash	(129)	(2)
Cash, beginning of period	216	112
Cash, end of period	$87	$110

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

Reclassifications

We adopted Accounting Standards Update (ASU) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) during the first quarter of 2016.  As shown in the table below, pursuant to the guidance in ASU 2015-03 we have reclassified unamortized debt issuance costs associated with our long-term debt obligations in our previously reported Balance Sheet as of December 31, 2015 as follows (in thousands):

	As presented		As adjusted
	December 31, 2015	Reclassification	December 31, 2015
Other Assets - Debt issuance costs, net of accumulated amortization	$1,149	$(729)	$420
Long-term debt, less unamortized debt issuance costs and current maturities	$37,020	$(729)	$36,291

Note 2: Description of the Company

AERT, founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are manufactured primarily from approximately equal amounts of waste wood fiber, which has been cleaned, sized and reprocessed, and recycled polyethylene plastics that have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading companies such as Lowe’s Companies, Inc. (Lowe’s), BlueLinx Corp. (BlueLinx) and CanWel Building Materials Ltd. (Canwel). The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an environmentally responsible building alternative for exterior decking, railing, and trim products.

 We manufacture our composite products at extrusion facilities in Springdale, Arkansas, and operate plastic recycling, blending and storage facilities in Lowell, Arkansas and Watts, Oklahoma. Leased warehouses and land for inventory storage are located in Lowell, Arkansas.

Note 3: Cash Flows

     In order to determine net cash used in operating activities, net loss has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash, current maturities of long-term debt and current notes payable. Those changes, shown as an (increase) decrease in current assets and an increase (decrease) in current liabilities, are as follows (in thousands):

	Quarters ended
	March 31,	March 31,
	2016	2015
Receivables	$1,495	$1,349
Inventories	(2,870)	(3,512)
Prepaid expenses	515	346
Accounts payable - trade and related parties	(1,979)	36
Accrued liabilities	375	47
Change in current assets and liablilites	$(2,464)	$(1,734)
Cash paid for interest	$202	$157

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	Quarters ended
	March 31,	March 31,
	2016	2015
	(unaudited)	(unaudited)
Notes payable for financing manufacturing equipment	-	666

Note 4: Significant Accounting Policies

 Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. For sales to Lowe’s, we recognize revenue when the product is delivered to Lowe’s in accordance with their agreement. Sales are recorded net of discounts, rebates and returns, which were $0.8 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$5,413	$5,541
Work in process	1,676	1,979
Finished goods	16,749	13,448
Total inventory	$23,838	$20,968

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

On February 20, 2015, the Company entered into an accounts receivable purchase agreement (Lowe’s Companies, Inc. Supply Chain Financing Program) with a third party financial institution to sell selected accounts receivable from Lowe’s.  The Company, at its sole option, may offer to sell to the financial institution all or part of the Company’s accounts receivable from Lowe’s.  The financial institution, upon acceptance of the offer, advances to the Company 95% of the balance due within 15 days of the invoice date with the remaining 5% being paid under agreed upon terms.  AERT pays interest on advanced amounts at an agreed-upon rate (1.34% per annum at March 31, 2016).  The Lowe’s receivables are sold without recourse.  The purchase agreement may be terminated by either party with 30-days’ notice.  As of March 31, 2016, the amount due from the financial institution was $0.8 million.

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

The Company has significant customer concentration, with one customer representing approximately 53% of our accounts receivable at March 31, 2016, as compared to another customer who represented approximately 30% at December 31, 2015.

For the three months ended March 31, 2016, Lowe’s represented approximately 50% of the Company’s revenue compared to 30% for the three months ended March 31, 2015.  Our next largest customer, BlueLinx, accounted for approximately 15% of the Company’s revenue for the three months ended March 31, 2016 compared to approximately 22% for the three months ended March 31, 2015. While, in prior years, we sold ChoiceDek® to our distributor, BlueLinx, under a bill and hold agreement, in late 2014, we commenced selling directly to Lowe’s.

Cash

     The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

     As of March 31, 2016, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of $52.0 million that are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2034.

     In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s NOL carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited per Section 382 of the Internal Revenue Code of 1986, as amended (IRC 382), to approximately $0.8 million per year for the next 17 years. The impact of this limitation is that approximately $27.3 million in NOLs will expire before the Company can use them. Of the remaining $24.7 million in NOLs, $15.7 million is subject to the IRC 382 restriction and $9.0 million is available to reduce taxable income.

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

     Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and recognizes penalties as operating expense. The Company is subject to routine audits by various taxing jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for years before 2012, except in the States of California, Colorado and Texas, for which the 2011 tax year is still subject to examination.

Note 6: Earnings per Share

     The Company utilizes the two-class method for computing and presenting earnings per share. The Company currently has one class of common stock (the Common Stock) and one class of cumulative participating preferred stock, Series E (the Series E Preferred Stock).  Holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Therefore, the Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share – basic.

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

     In computing diluted earnings per share (EPS), only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. The exercise of options or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations or the cumulative effect of an accounting change.

     The following presents the two-class method for the three months ended March 31, 2016 and 2015:

BASIC AND DILUTED EARNINGS PER SHARE
(In thousands, except share and per share data)

	Quarters ended
	March 31,	March 31,
	2016	2015
Net loss applicable to common stock	$(893)	$(2,774)
Preferred stock dividend	409	386
Loss before dividends	$(484)	$(2,388)

Per share information:
Basic earnings per common and participating share:
Distributed losses per share:
Common	$0.00	$0.00
Preferred	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$19.95	$18.80

Undistributed losses per share:
Common	$(0.01)	$(0.03)
Preferred	$-	$-

Total basic earnings (losses) per common and participating share:
Common	$(0.01)	$(0.03)
Preferred	$19.95	$18.80

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162
Participating preferred shares - if converted ¹	-	-
Total weighted average number of shares	89,631,162	89,631,162

Total weighted average number of preferred shares	20,524	20,524

(1)
Although not included in the basic EPS calculation under the two-class method due to a period of loss, the Company had 369,434,039 and 348,074,930 shares of common stock issuable upon conversion of the Series E Preferred Stock outstanding at March 31, 2016 and 2015, respectively. These financial instruments would need to be included with future calculations of basic EPS under the two-class method in periods of income.

Note 7: Line of Credit

On October 30, 2015, AERT entered into a Credit and Financing Agreement (the WBCC Agreement) with Webster Business Credit Corporation (WBCC), a state banking institution organized under the laws of the State of Connecticut.  Included in the WBCC Agreement is an asset-based revolver loan (WBCC Revolver Loan) capped at $8.5 million for the period June 1 to December 31 of each calendar year and capped at $15.0 million for the five months ended May 31 of each calendar year. The WBCC Revolver Loan is secured by amounts equal to 85% of the qualifying accounts receivable balance and 85% of the net orderly liquidation value of the inventory.

AERT borrows on the WBCC Revolver Loan at the domestic base rate set forth in the WBCC Agreement (Domestic Base Rate), which at March 31, 2016 was 3.5% plus an applicable margin.  At its option, the Company may convert the WBCC Revolver advances to short-term (30 to 90 day) loans at LIBOR plus an applicable margin. Conversion of advances at domestic base rate to short-term loans at the LIBOR rate plus an applicable margin must be made in minimum increments of $250,000 and convert back to original terms of the advances upon maturity (unless renewed).

As of March 31, 2016, the outstanding balances, rates and availability remaining on the WBCC Revolver Loan are as follows (dollars in thousands):

	Amount	Rate
Total availability	$15,000

Domestic Base Rate loans	$1,515	4.5%
LIBOR rate loans	8,000	2.9%
Total outstanding	$9,515

Remaining availability	$5,485

Note 8:  Related Party Transactions

Advisory Services

The Company entered into an Advisory Services Agreement with H.I.G. Capital, L.L.C. on March 18, 2011 that provides for an annual monitoring fee between $250,000 and $500,000 and reimbursement of all other out-of-pocket fees and expenses incurred by H.I.G. Capital, L.L.C. For each of the quarters ended March 31, 2016 and 2015, we recorded an advisory fee expense of $62,500.

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

The standard provides for either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

     On July 9, 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date, December 15, 2016.  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the transition method we will utilize upon adoption of the standard.

During the fourth quarter of fiscal year 2015, the FASB issued a new accounting standard intended to simplify the subsequent measurement of inventory, (ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory). The new standard replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance should be applied on a prospective basis and is effective for the Company beginning in the first quarter of 2017.  The Company is currently in the process of assessing what impact ASU 2015-11 may have on our financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our financial statements.

Note 11: Subsequent Events

     On May 2, 2016, the Company and H.I.G Capital, LLC, (collectively, insureds), and Allianz Global Risks US Insurance Company, Lexington Insurance Company, and XL Insurance Company, (collectively, insurers) consummated a Release and Settlement Agreement. The purpose of the Release and Settlement Agreement is to settle all claims, controversies, and disputes between the Parties arising from damage to AERT’s extrusion facility at Springdale, AR as a result of a fire occurring on July 13, 2013 and the related insurance claims submitted by the Insureds. The parties have agreed to keep the terms of the settlement confidential. The net settlement amount was for replacement and repair of damaged assets and business interruption costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth selected information from our statements of operations (in thousands):

	Three Months Ended
	March 31,	March 31,
	2016	2015	% Change
Net sales	$17,145	$12,194	40.6%
Cost of goods sold	13,372	10,711	24.8%
% of net sales	78.0%	87.8%
Gross margin	3,773	1,483	154.4%
% of net sales	22.0%	12.2%

Gain from asset disposition	-	(1)	(100.0%)
Selling and administrative costs	3,496	3,036	15.2%
% of net sales	20.4%	24.9%
Operating income (loss)	277	(1,552)	117.8%
% of net sales	1.6%	(12.7%)

Other income or (expense):
Other income	4	6	(33.3%)
Net interest expense	(765)	(842)	(9.1%)
Net loss	(484)	(2,388)	79.7%
% of net sales	(2.8%)	(19.6%)
Dividends on preferred stock	(409)	(386)	6.0%
Net loss applicable to common stock	$(893)	$(2,774)	67.8%
% of net sales	(5.2%)	(22.7%)

Net Sales

First quarter 2016 sales were up $5.0 million, or 40.6% from first quarter 2015. First quarter 2015 sales were low as a result of the agreement reached prior to the end of 2014 whereby AERT commenced selling ChoiceDek® directly to Lowe’s. BlueLinx, under a bill and hold agreement, was continuing to service Lowe’s for the first quarter of 2015 from their inventory.

Cost of Goods Sold and Gross Margin

The total cost of goods sold for the first quarter of 2016 increased $2.7 million, or 24.8% from the first quarter of 2015 due to increased sales. First quarter 2016 cost of goods sold as a percentage of net sales was lower than the first quarter 2015 reflecting decreased labor and overhead costs due to new cost saving capital projects implemented in 2015, and plant efficiencies due to higher volume production. As a percentage of net sales, gross margin increased 9.8% over the first quarter of 2015.

Selling and Administrative Costs

Selling and administrative costs increased 15.2% for the first quarter of 2016 as compared to the first quarter of 2015. The increase can be attributed to higher marketing and promotional costs along with increased professional fees.

Earnings

Net loss decreased by $1.9 million for the first quarter of 2016 compared to the first quarter of 2015.  This change is primarily due to the higher gross margin for the quarter offset by a $0.4 million increase in general and administrative costs.

Interest costs decreased 9.1% compared to the first quarter of 2015 as a result of lower interest rates from the financing arrangement with Webster Business Credit Corporation.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

     On October 30, 2015, we signed a new Credit and Security Agreement with Webster Bank. The new agreement provides us with working capital to balance the fluctuations in our business cycle.

     The Company plans to structure its operations to grow its business, improve its margins and generate future income in order to maximize shareholder value. The Company is currently working to improve its liquidity by:

●
Streamlining operations to increase efficiencies: The Company has changed and continues to make changes to certain operational processes in order to increase productivity.  These changes include the installation of equipment to reduce process material handling costs and manufacturing equipment that will improve yields. The Company constantly evaluates its existing recycling processes and new manufacturing technology.

●
Seeking additional sources of revenue: The Company has added additional distribution channels for its current product lines and is introducing new products, including deck lighting and aluminum railing systems in order to increase its sales.

     Changes to our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that may be cyclical and dependent on home prices. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying

Cash Flows

Cash Flows from Operations

     Cash used in operations for the first three months of 2016 was $1.4 million, compared to $2.3 million for the first quarter of 2015. This change was primarily due a change in current assets and liabilities of $2.5 million, of which $2.9 million was an increase in inventory, offset by a decrease in accounts receivable $1.5 million and a decrease in accounts payable of $2.0 million.

Cash Flows from Investing Activities

Cash used in investing activities in the first three months of 2016 was $0.5 million compared to cash used in investing activities of $0.8 million for the same period in 2015. This amount was used for the purchase of assets used in the manufacturing process.

Cash Flows from Financing Activities

     Cash provided by financing activities was $1.7 million for the first three months of 2016 compared to cash provided by financing activities of $3.0 million at March 31, 2015. The change was primarily due to decreased borrowing on the line of credit.

Working Capital

     At March 31, 2016 we had working capital of $7.3 million compared to working capital of $6.8 million at December 31, 2015. Inventories increased by $2.9 million while accounts receivable decreased by $1.5 million and prepaid expenses decreased by $0.5 million.

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

We assess the impairment of long-lived assets, consisting of property, plant, and equipment, whenever events or circumstances indicate that the carrying value may not be recoverable. Examples of such events or circumstances include:

●	an asset group's inability to continue to generate income from operations and positive cash flow in future periods;
●	loss of legal ownership or title to an asset;
●	significant changes in our strategic business objectives and utilization of the asset(s); and
●	the impact of significant negative industry or economic trends.

For the quarter ended March 31, 2016, the Company has determined that there were no events or circumstances indicating the carrying value may not be recoverable.

We are constantly searching for and adding improvements and efficiencies to our production process and are exploring alternative recycling technology at the Lowell facility.  Although no changes have been made or approved, any significant modifications to the process could potentially result in a future impairment of assets currently used in operations if the new technology is successfully implemented.

Debt

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The balance on the loan at March 31, 2016 was $2.3 million.

H.I.G. Long Term Debt

In 2011, the Company consummated related recapitalization transactions with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital L.L.C. (H.I.G.). H.I.G. exchanged secured debt in the Company for a combination of new debt and equity. In exchange for secured debt in the Company and making $6.9 million of additional new capital available to the Company, H.I.G. was issued:

1.	a Series A Term Note in the aggregate principal amount of $10,000,000,

2.	a Series B Senior Term Note in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder), and

3.	20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series E Preferred Stock).

As a result, H.I.G. owns approximately 84% of the outstanding common equity securities of the Company on a fully diluted, as converted basis.

The Series A Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 7.25% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 3.25% per annum payable in kind and added to the outstanding principal amount of the Series A Note (with the latter option only being available until March 17, 2013, after which time, the Series A Note will bear cash interest at 7.25% per annum). Payment of cash interest has been waived until July 1, 2016, and in lieu of cash interest, payment in kind interest is accrued and added to the principal quarterly.

The Series B Note matures on March 17, 2017 and, at the Company’s option, either (i) bears cash interest at 9.25% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 5.25% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note.  Payment of cash interest has been waived until July 1, 2016 and, in lieu of such cash interest, payment in kind interest is accrued and added to the principal quarterly.

The Credit Agreement with H.I.G. contains provisions requiring mandatory payments upon the Notes equal to 50% of the Company’s “Excess Cash Flow” (as defined in the Credit Agreement) and equal to 100% of proceeds from most non-ordinary course asset dispositions, additional debt issuances or equity issuances (subject to certain exceptions in each case or as H.I.G. otherwise agrees), and contains covenant restrictions on the incurrence of additional debt, liens, leases or equity issuances.

Webster Business Credit Corporation

On October 30, 2015, AERT entered into the WBCC Agreement for the WBCC Revolver Loan (as described in Note 7, Line of Credit), a $5.5 million machinery and equipment loan (WBCC M&E Loan), a $7.2 million real estate loan (WBCC RE Loan), a $1.5 million asset-based loan (WBCC Term Loan) and a prospective $1.2 million capital expenditure loan (WBCC CAPEX Loan).

The purpose of the WBCC Agreement was to refinance a portion of the Company’s senior and subordinated debt, to cover the costs and expenses associated with the loan transactions and to provide working capital to fund business operations.  The WBCC Agreement expires on October 30, 2020.  The WBCC Agreement requires that WBCC hold first security interest on the majority of AERT’s land, buildings and equipment.

     Payments on the principal portion of the WBCC M&E Loan, WBCC RE Loan and WBCC Term Loan commenced on December 1, 2015 and are being made in 60 equal monthly installments of $0.12 million plus interest.  The final installment of $7.0 million is due and payable on October 30, 2020.

     AERT borrows under the WBCC Agreement at the domestic base rate, which at March 31, 2016 was 3.5% plus an applicable margin.  At its option, the Company may convert any of the loans under the WBCC Agreement to a LIBOR rate plus an applicable margin loan. Domestic base rate loan conversions to LIBOR rate loans must be made in minimum increments of $250,000.

     As of March 31, 2016, outstanding domestic base rate loans and LIBOR rate loans were (in thousands):

	WBCC M&E Loan		WBCC RE Loan		WBCC Term Loan
	Amount	Rate	Amount	Rate	Amount	Rate
Domestic base rate loans	$66	4.50%	$30	4.75%	$25	5.50%
LIBOR rate loans	5,160	3.19%	7,050	3.44%	1,375	4.19%
Total	$5,226		$7,080		$1,400

     Only ten LIBOR rate loans may be outstanding at any time.  Loan interest periods are available for one, two or three months. The applicable margin for each loan is as follows:

Loan	Domestic Rate	LIBOR Rate
WBCC Revolver Loan	1.00%	2.50%
WBCC M&E Loan	1.25%	2.75%
WBCC CA PEX Loan	1.25%	2.75%
WBCC RE Loan	1.50%	3.00%
WBCC Term Loan	2.25%	3.75%

     Advances on the WBCC CAPEX Loan will be subject to an amount equal to 80% of the hard cost of the equipment to be purchased and must be greater than $25,000.  There were no borrowings outstanding on the WBCC CAPEX Loan as of March 31, 2016.

 Debt Covenants

     The Company’s Revolver Loan with WBCC and the Company’s Credit Agreement with H.I.G. contain covenant restrictions, as defined in the respective agreements.

		March 31, 2016		Covenant	Compliance
WBCC:

Fixed Charge Coverage Ratio	=	2.2	>	1.10:1.00	Y
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Capital Expenditures*	=	$455,000	<	$4.0M	Y

HIG:

Consolidated EBITDA	=	$11.9M	=	$5.75M	Y
Fixed Charge Coverage Ratio	=	2.9	>	1.05:1.00	Y
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Leverage Ratio	=	4.11	=<	7.50:1.00	Y
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures*	=	$455,000	<	$4.0M	Y
*Annual Covenant

Uncertainties, Issues and Risks

An investment in our securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors that could adversely affect our business and results of operations, among others, and seek professional advice.

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

Forward-Looking Information

This Form 10-Q contains certain estimates, predictions, projections and other “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which statements include, but are not limited to statements regarding streamlining operations to increase efficiencies and seeking new sources of revenue. Such forward-looking statements, which are often identified by words such as “believes”, “anticipates”, “expects”, “estimates”, “should”, “may”, “will” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management’s current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting us, our suppliers’ or our customers’ plants, machinery, or equipment; competition from products and services offered by other enterprises; our ability to refinance short-term indebtedness; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control; execution of planned capital projects; weather conditions affecting our operations or the areas in which our products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Prospective investors in our securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2016, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in such reports is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During three months ended March 31, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – (See Note 9: Commitments and Contingencies)

Item 6. Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report and such Index to Exhibits is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

/s/ TIMOTHY D. MORRISON

Timothy D. Morrison,
Chief Executive Officer and Director
(principal executive officer)

/s/ J. R. BRIAN HANNA

J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer
Date:  May 13, 2016

INDEX TO EXHIBITS
10.1	Amendment No. 1 to Credit and Security Agreement dated March 25, 2016, by and between the Company and Webster Business Credit Corporataion.*

10.2	Waiver of "Special Events Default" per Series A & B Term Loan Interest dated April 13, 2016*

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive and principal executive officer*

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and principal accounting officer *

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive and principal executive officer**

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and principal accounting officer**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**Furnished herewith