Form 10-Q
period 2016-06-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2016-08-11
CIK 849706

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 28, 2016, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 89,631,162.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
 (In thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)	(as adjusted)
Assets
Current assets:
Cash	$432	$216
Trade accounts receivable, net of allowance of $49 and $239 at June 30, 2016 and December 31, 2015, respectively	4,134	4,378
Inventories	19,821	20,968
Prepaid expenses	1,627	1,412
Total current assets	26,014	26,974

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	17,222	17,071
Machinery and equipment	55,813	54,493
Construction in progress	428	1,753
Total land, buildings and equipment	75,683	75,537
Less accumulated depreciation	49,910	47,990
Net land, buildings and equipment	25,773	27,547

Other assets:
Debt issuance costs on line of credit, net of accumulated amortization of $58 and $14 at June 30, 2016 and December 31, 2015, respectively	380	420
Other assets	618	379
Total other assets	998	799
Total assets	$52,785	$55,320

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (continued)
 (In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)	(as adjusted)
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$5,580	$6,190
Accounts payable – related parties	32	29
Current maturities of long-term debt	2,023	2,046
Other accrued liabilities	4,877	4,438
Working capital line of credit	-	7,503
Total current liabilities	12,512	20,206

Long-term debt, less current maturities	37,101	37,020
Less unamortized debt issuance costs	611	729
Total long-term debt less unamortized debt issuance costs and current maturities	36,490	36,291

Commitments and contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at June 30, 2016 and December 31, 2015, including accrued unpaid dividends of $7,599 and $6,774 at June 30, 2016 and December 31, 2015, respectively	28,123	27,298

Stockholders' deficit:

Class A common stock, $.01 par value; 525,000,000 shares authorized; 89,631,162 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	897	897
Additional paid-in capital	53,660	53,660
Accumulated deficit	(78,897)	(83,032)
Total stockholders' deficit	(24,340)	(28,475)
Total liabilities and stockholders' deficit	$52,785	$55,320

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net sales	$29,001	$31,527	$46,146	$43,721
Cost of goods sold	20,006	25,035	33,378	35,746
Gross margin	8,995	6,492	12,768	7,975

Gain from asset disposition	(1)	-	(1)	(1)
Selling and administrative costs	3,946	3,471	7,442	6,507
Operating income	5,050	3,021	5,327	1,469

Other income and expenses:
Other income	1,106	4	1,110	10
Net interest expense	(712)	(929)	(1,477)	(1,771)
Net income (loss)	5,444	2,096	4,960	(292)
Dividends on preferred stock	(416)	(391)	(825)	(777)
Net income (loss) applicable to common stock	$5,028	$1,705	$4,135	$(1,069)

Income (loss) per share of common stock (basic)	$0.01	$0.00	$0.01	$(0.01)
Income (loss) per share of common stock (diluted)	$0.01	$0.00	$0.01	$(0.01)

Weighted average common shares outstanding (basic)	89,631,162	89,631,162	89,631,162	89,631,162
Weighted average common shares outstanding (diluted)	460,912,371	439,446,467	458,168,914	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss) applicable to common stock	$4,135	$(1,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	2,492	2,415
Amortization of other assets	161	-
Dividends on preferred stock	825	777
Accrued interest converted to long-term debt	866	1,384
Gain from asset disposition	-	(1)
Change in accounts receivable allowance	(190)	189
Change in other assets	90	(40)
Changes in other current assets and current liabilities	1,198	2,716
Net cash provided by operating activities	9,577	6,371

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,051)	(1,368)
Proceeds from disposition of assets	-	4
Net cash used in investing activities	(1,051)	(1,364)

Cash flows from financing activities:
Proceeds from issuance of notes	376	-
Payments on notes	(1,183)	(1,240)
Net payments on line of credit	(7,503)	(3,625)
Net cash used in financing activities	(8,310)	(4,865)

Increase in cash	216	142
Cash, beginning of period	216	112
Cash, end of period	$432	$254

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

	As presented		As adjusted
	December 31, 2015	Reclassification	December 31, 2015
Other assets - Debt issuance costs on line of credit, net of accumulated amortization	$1,149	$(729)	$420
Long-term debt, less unamortized debt issuance costs and current maturities	$37,020	$(729)	$36,291

Note 2: Description of the Company

AERT, founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are manufactured primarily from approximately equal amounts of waste wood fiber, which has been cleaned, sized and reprocessed, and recycled polyethylene plastics that have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading companies such as Lowe’s Companies, Inc. (Lowe’s) and CanWel Building Materials Ltd. (CanWel). The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an environmentally responsible building alternative for exterior decking, railing, and trim products.

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

	Six months ended
	June 30,	June 30,
	2016	2015
Receivables	$434	$(1,552)
Inventories	1,147	2,124
Prepaid expenses	(215)	(93)
Accounts payable - trade and related parties	(607)	2,693
Accrued liabilities	439	(456)
Change in current assets and liablilites	$1,198	$2,716
Cash paid for interest	$397	$376

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	Six months ended
	June 30,	June 30,
	2016	2015
Notes payable for financing manufacturing equipment	$375	$2,322
Notes payable for financing insurance policies	$-	$817

Note 4: Significant Accounting Policies

 Revenue Recognition Policy

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. For sales to Lowe’s, we recognize revenue when the product is delivered to Lowe’s in accordance with our agreement. The following table sets forth the amount of discounts, rebates and returns for the periods indicated:

(dollars in thousands)
Quarter ended		Six months ended
June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
$1,128	$1,152	$1,960	$1,993

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$5,572	$5,541
Work in process	2,458	1,979
Finished goods	11,791	13,448
Total inventory	$19,821	$20,968

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

On February 20, 2015, the Company entered into an accounts receivable purchase agreement (Lowe’s Companies, Inc. Supply Chain Financing Program) with a third party financial institution to sell selected accounts receivable from Lowe’s.  The Company, at its sole option, may offer to sell to the financial institution all or part of the Company’s accounts receivable from Lowe’s.  The financial institution, upon acceptance of the offer, advances to the Company 95% of the balance due within 15 days of the invoice date with the remaining 5% being paid under agreed upon terms.  AERT pays interest on advanced amounts at an agreed-upon rate (1.36% per annum at June 30, 2016).  The Lowe’s receivables are sold without recourse.  The purchase agreement may be terminated by either party with 30-days’ notice.  As of June 30, 2016, the amount due from the financial institution was $0.2 million.

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

The Company has significant customer concentration, with one customer representing approximately 45% of our accounts receivable at June 30, 2016, as compared to another customer who represented approximately 30% at December 31, 2015.

For the six months ended June 30, 2016, Lowe’s represented approximately 55% of the Company’s revenue compared to 50% for the six months ended June 30, 2015.  Our next largest customer, BlueLinx Corp. (BlueLinx), accounted for approximately 10% of the Company’s revenue for the six months ended June 30, 2016 compared to approximately 15% for the six months ended June 30, 2015. While, in prior years, we sold ChoiceDek® to our distributor, BlueLinx, under a bill and hold agreement, in late 2014, we commenced selling directly to Lowe’s.

Cash

     The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

     As of June 30, 2016, the Company had net operating loss (NOL) carryforwards that are potentially available to reduce future taxable income for federal and state income tax. However, of the approximately $52.0 million available to reduce future tax liability, $27.3 million may expire (due to carryforward rules) before the Company can use them and $24.7 million will be subject to and limited by the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (IRC 382).

     In March 2011, H.I.G. AERT, LLC (H.I.G.) acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s NOL carryforwards per IRC Section 382 as noted in the previous paragraph. The utilization of future NOL carryforwards will be limited per Section 382 to approximately $0.8 million per year for the next 17 years plus cumulative NOL’s incurred since the HIG acquisition. For the year ended December 31, 2015, the amount of NOL’s incurred since H.I.G. acquired a controlling interest in the Company was approximately $9.0 million.

    There is insufficient evidence that the Company will be able to generate future taxable income to enable it to realize its NOL carryforwards prior to expiration. Therefore, the Company maintains a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities. For 2016, the Company’s estimated annual effective income tax rate is 0% due to the change in the valuation allowance.

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

Note 6: Earnings per Share

     The Company utilizes the two-class method for computing and presenting earnings per share (EPS). The Company currently has one class of common stock (the Common Stock) and one class of cumulative participating preferred stock, Series E (the Series E Preferred Stock).  Holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Therefore, the Series E Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share – basic.

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

    In computing diluted EPS, only potential common shares that are dilutive—those that reduce EPS per share or increase loss per share—are included. The exercise of options or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations or the cumulative effect of an accounting change.

    The following presents the two-class method calculation of EPS for the three and six months ended June 30, 2016 and 2015:

BASIC AND DILUTED EARNINGS PER SHARE
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net income (loss) applicable to common stock	$5,028	$1,705	$4,135	$(1,069)
Preferred stock dividend	416	391	825	777
Income (loss) before dividends	$5,444	$2,096	$4,960	$(292)

Per share information:
Basic earnings (losses) per common and participating share:
Distributed earnings per share:
Common	$-	$-	$-	$-
Preferred	$-	$-	$-	$-

Earned, unpaid dividends per share:
Preferred	$20.25	$19.05	$40.20	$37.88

Undistributed earnings (losses) per share:
Common	$0.01	$0.00	$0.01	$(0.01)
Preferred	$197.33	$66.13	$162.04	$0.00

Total basic earnings (losses) per common and participating share:
Common	$0.01	$0.00	$0.01	$(0.01)
Preferred	$217.58	$85.18	$202.24	$37.88

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162	89,631,162	89,631,162
Participating preferred shares - if converted	371,281,209	349,815,305	368,537,752	- (1)
Total weighted average number of shares	460,912,371	439,446,467	458,168,914	89,631,162

Total weighted average number of preferred shares	20,524	20,524	20,524	20,524

(1)
Although not included in the basic EPS calculation under the two-class method, due to a period of loss, the Company had 353,296,054 shares of common stock issuable upon conversion of the Series E Preferred Stock outstanding at June 30, 2015. These financial instruments would need to be included with future calculations of basic EPS under the two-class method in periods of income.

Note 7: Line of Credit

     On October 30, 2015, AERT entered into a Credit and Financing Agreement (the WBCC Agreement) with Webster Business Credit Corporation (WBCC), a state banking institution organized under the laws of the State of Connecticut.

     Included in the WBCC Agreement is an asset-based revolver loan (WBCC Revolver Loan) capped at $8.5 million for the period June 1 to December 31 of each calendar year and capped at $15.0 million for the five months ended May 31 of each calendar year. The WBCC Revolver Loan is secured by amounts (less reserves) equal to 85% of the Company’s qualifying accounts receivable balance and 85% of the net orderly liquidation value of the inventory.

     AERT borrows on the WBCC Revolver Loan at the domestic base rate set forth in the WBCC Agreement (Domestic Base Rate), which at June 30, 2016, was 3.5% plus an applicable margin.  At its option, the Company may convert the WBCC Revolver advances to short-term (30 to 90 day) loans at LIBOR plus an applicable margin. Conversion of advances at domestic base rate to short-term loans at the LIBOR rate plus an applicable margin must be made in minimum increments of $250,000 and convert back to original terms of the advances upon maturity (unless renewed).

     As of June 30, 2016, the outstanding balances, rates and availability remaining on the WBCC Revolver Loan are as follows (dollars in thousands):

	Amount	Rate
Total availability	$8,500
Less: Other Reserves	(75)
Net Availability	8,425
Domestic Base Rate loans	-	4.5%
LIBOR rate loans	-	3.0%
Total outstanding	-

Remaining availability	$8,425

Note 8:  Related Party Transactions

Advisory Services

The Company entered into an Advisory Services Agreement with H.I.G. Capital, L.L.C. on March 18, 2011 that provides for an annual monitoring fee between $250,000 and $500,000 and reimbursement of all other out-of-pocket fees and expenses incurred by H.I.G. Capital, L.L.C. For the six months ended June 30, 2016 and 2015, we recorded an advisory fee expense of $125,000.

Note 9: Commitments and Contingencies

AERT is involved from time to time in litigation arising in the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, the Company is not involved in any litigation that is expected to materially impact, individually or in the aggregate, the Company's results of operations or financial condition.

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

During the fourth quarter of the year ended December 31, 2015, the FASB issued a new accounting standard intended to simplify the subsequent measurement of inventory, (ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory). The new standard replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance should be applied on a prospective basis and is effective for the Company beginning in the first quarter of 2017.  We are currently in the process of assessing what impact ASU 2015-11 may have on our financial statements.

In February, 2016, the FASB issued ASU 2016-02, Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. The expected adoption method of ASU 2016-09 is being evaluated by the Company, and the impact of the adoption has not yet been determined.

      In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities.  The amendments in this standard are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently evaluating the impact of the provisions of this new standard on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth selected information from our statements of operations (in thousands):

	Three Months Ended
	June 30,	June 30,
	2016	2015	% Change
	(unaudited)	(unaudited)
Net sales	$29,001	$31,527	(8.0%)
Cost of goods sold	20,006	25,035	(20.1%)
% of net sales	69.0%	79.4%
Gross margin	8,995	6,492	38.6%
% of net sales	31.0%	20.6%

Gain from asset disposition	(1)	-
Selling and administrative costs	3,946	3,471	13.7%
% of net sales	13.6%	11.0%
Operating income	5,050	3,021	67.2%
% of net sales	17.4%	9.6%

Other income or (expense):
Other income	1,105	4	*
Net interest expense	(712)	(929)	(23.4%)
Net income	5,443	2,096	159.7%
% of net sales	18.8%	6.6%
Dividends on preferred stock	(416)	(391)	6.4%
Net income applicable to common stock	$5,027	$1,705	194.8%
% of net sales	17.3%	5.4%

* Not meaningful as a percentage change.

Net Sales

Second quarter 2016 sales were down $2.5 million, or 8.0% from the same period in 2015 primarily as a result of decreased ChoiceDek® sales.

Cost of Goods Sold and Gross Margin

Second quarter costs of goods sold for 2016 was $5.0 million, or 20.1% below the 2015 second quarter costs due in part to the volume reduction. As a percentage of sales, the cost of goods sold reduction was 10.4 percentage points. This cost reduction reflects manufacturing efficiencies resulting from new capital projects and process enhancements, in addition to lower raw material and freight costs.

Selling and Administrative Costs

Selling and administrative costs for the second quarter of 2016 increased $0.5 million over the second quarter of 2015. Increased marketing and promotional costs were the primary reason, in addition to higher salary and wage costs.

Earnings

Net income increased by $3.3 million for the second quarter of 2016 compared to the second quarter of 2015.  This increase was primarily due to the higher gross margin for the quarter and a net insurance recovery of $1.1 million resulting from the final settlement of all claims related to the 2013 fire at the Springdale, Arkansas plant, offset by the $0.5 million increase in selling and administrative costs discussed above.

Interest costs decreased 23.4% for the second quarter of 2016 as compared to the second quarter of 2015 as a result of lower interest rates from the financing arrangement with Webster Business Credit Corporation (WBCC), reduced borrowing on the line of credit due to increased income for the quarter, and greater cash flow from operations.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth selected information from our statements of operations (dollars in thousands):

	Six Months Ended
	June 30,	June 30,
	2016	2015	% Change
	(unaudited)	(unaudited)
Net sales	$46,146	$43,721	5.5%
Cost of goods sold	33,378	35,746	(6.6%)
% of net sales	72.3%	81.8%
Gross margin	12,768	7,975	60.1%
% of net sales	27.7%	18.2%

Gain from asset disposition	(1)	(1)	0.0%
Selling and administrative costs	7,442	6,507	14.4%
% of net sales	16.1%	14.9%
Operating income	5,327	1,469	262.6%
% of net sales	11.5%	3.4%

Other income:
Other income (expense)	1,110	10	*
Net interest expense	(1,477)	(1,771)	(16.6%)
Income (loss) before dividends	4,960	(292)	*
% of net sales	10.7%	(0.7%)
Dividends on preferred stock	(825)	(777)	6.2%
Net income (loss) applicable to common stock	$4,135	$(1,069)	486.8%
% of net sales	9.0%	(2.4%)

*not meaningful as a percentage change

Net Sales

Sales for the six months ended June 30, 2016 were up $2.4 million or 5.5% from the same period in 2015. This increase was due to higher ChoiceDek® sales for the year-to-date even though second quarter sales were down $2.5 million from the previous year. Also, BlueLinx, under a bill and hold agreement, was continuing to service Lowe’s during the first part of 2015 from their inventory, which resulted in lower sales for the six months ended June 30, 2015.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the first six months of 2016 decreased $2.4 million, or 6.6% over the same period in 2015.  As a percentage of sales, cost of goods sold decreased 9.5 percentage points, reflecting decreased labor and overhead costs due to new cost saving capital projects and manufacturing efficiencies along with process enhancements and lower raw material and freight costs.

Selling and Administrative Costs

Selling and administrative costs were up $0.9 million, or 14.4%, in the first six months of 2016 compared to the first six months of 2015. The increase was primarily due to higher marketing and promotional costs and increased salaries and wages.

Earnings

Net income was up $5.2 million, or 486.8%, for the six months ended June 30, 2016 as compared to the same period in 2015. This increase was primarily due to higher gross margins for the year and a net insurance recovery of $1.1 million from the final settlement of all claims related to the 2013 fire at the Springdale plant, offset by a $0.9 million increase in selling and administrative costs as described above.

Interest costs decreased $0.3 million, or 16.6% for the first six months of 2016 compared to the first six months of 2015 as a result of lower interest rates from the financing arrangement with Webster Business Credit Corporation and reduced borrowing on the line of credit.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

On October 30, 2015, we signed a Credit and Security Agreement with Webster Business Bank Corporation. The new agreement provides us with working capital to balance the fluctuations in our business cycle.

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

We anticipate our cash on hand and borrowing availability under the WBCC Revolver, combined with our cash flows from operations, will be sufficient to fund our business operations and debt service over the next twelve months and beyond. This expectation is forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and will little or no notice, which would limit our ability to address the shortfall on a timely basis. For example, changes to our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that may be cyclical and dependent on home prices. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying

Cash Flows

Cash Flows from Operations

Cash provided by operations for the first six months of 2016 was $9.6 million, an increase of $3.2 million over the first six months of 2015. This change was primarily due to an increase in net income of $5.2 million, offset by decreases in other current assets and liabilities of $1.5 million and a decrease in accrued interest converted to debt of $0.5 million.

Cash Flows from Investing Activities

Cash used in investing activities in the first six months of 2016 was $1.0 million compared to $1.4 million for the same period in 2015. This amount was used for the purchase of assets used in the manufacturing process.

Cash Flows from Financing Activities

Cash used in financing activities was $8.3 million for the first six months of 2016 compared to $4.9 million at June 30, 2015. The change was primarily due to payments on the line of credit.

Working Capital

At June 30, 2016 we had working capital of $13.5 million compared to $6.8 million at December 31, 2015. This increase resulted from a reduction in outstanding borrowings under the line of credit with WBCC by $7.5 million, a decrease in accounts payable of $0.6 million, and a decrease in inventory of $1.1 million.

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

For the quarter ended June 30, 2016, the Company has determined that there were no events or circumstances indicating the carrying value may not be recoverable.

We are constantly searching for and adding improvements and efficiencies to our production process and are exploring alternative recycling technology at the Lowell, Arkansas facility.  Although no changes have been made or approved, any significant modifications to the process could potentially result in a future impairment of assets currently used in operations if the new technology is successfully implemented.

Debt

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The balance on the loan at June 30, 2016 was $2.3 million.

H.I.G. Long Term Debt

     In 2011, the Company consummated related recapitalization transactions with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital LLC. (H.I.G.). H.I.G. exchanged secured debt in the Company for a combination of new debt and equity. In exchange for secured debt in the Company and making $6.9 million of additional capital available to the Company, H.I.G. was issued:

1.	a Series A Term Note in the aggregate principal amount of $10,000,000, (the Series A Note)

2.	a Series B Senior Term Note in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder), (the Series B Note) and

3.	20,524.149 shares of cumulative participating preferred stock, Series E, par value $0.01 per share, of the Company

As a result, H.I.G. owns approximately 84% of the outstanding common equity securities of the Company on a fully diluted, as converted basis.

     The Series A Note matures on April 30, 2021 and bears cash interest at 7.25% per annum.  Payment of cash interest has been waived until August 12, 2016, and in lieu of cash interest, payment in kind interest is accrued and added to the principal quarterly.

     The Series B Note matures on April 30, 2021 and, at the Company’s option, either (i) bears cash interest at 9.25% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 5.25% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note.  Payment of cash interest has been waived until August 12, 2016, and in lieu of such cash interest, payment in kind interest is accrued and added to the principal quarterly.

     The Credit Agreement with H.I.G. contains provisions requiring mandatory payments on the Notes equal to 50% of the Company’s “Excess Cash Flow” (as defined in the Credit Agreement) and equal to 100% of proceeds from most non-ordinary course asset dispositions, additional debt issuances or equity issuances (subject to certain exceptions in each case or as H.I.G. otherwise agrees), and contains covenant restrictions on the incurrence of additional debt, liens, leases or equity issuances.

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

The purpose of the WBCC Agreement was to refinance a portion of the Company’s senior and subordinated debt, to cover the costs and expenses associated with the loan transactions and to provide working capital to fund business operations.  The WBCC Agreement expires on October 30, 2020.  The WBCC Agreement requires that WBCC hold first priority security interest on the majority of AERT’s land, buildings and equipment. The uses of the funds received under the WBCC Agreement at closing were as follows:

(in thousands)
AloStar Revolver Loan (retired)	$7,538
H.I.G. Series B Note (partial payoff)	11,000
Banc of America Leasing & Capital LLC	755
Deferred financing costs	1,119
Total use of funds	$20,412

     Payments on the principal portion of the WBCC M&E Loan, WBCC RE Loan and WBCC Term Loan commenced on December 1, 2015 and are being made in 60 equal monthly installments of $0.12 million plus interest.  The final installment of $7.0 million is due and payable on October 30, 2020.

     AERT borrows under the WBCC Agreement at the domestic base rate, which at June 30, 2016 was 3.5% plus an applicable margin.  At its option, the Company may convert any of the loans under the WBCC Agreement to a loan that bears interest at the LIBOR rate plus an applicable margin loan. Domestic base rate loan conversions to LIBOR rate loans must be made in minimum increments of $250,000.

     As of June 30, 2016, outstanding domestic base rate loans and LIBOR rate loans were (in thousands):

	WBCC M&E Loan		WBCC RE Loan		WBCC Term Loan
	Amount	Rate	Amount	Rate	Amount	Rate
Domestic Base Rate	$70	4.50%	$30	4.75%	$25	5.50%
LIBOR Rate	4,960	3.21%	6,960	3.46%	1,300	4.21%
Total	$5,030		$6,990		$1,325

     Only ten LIBOR rate loans may be outstanding at any time.  Loan interest periods are available for one, two or three months. The applicable margin for each loan is as follows:

Loan	Domestic Rate	LIBOR Rate
WBCC Revolver Loan	1.00%	2.50%
WBCC M&E Loan	1.25%	2.75%
WBCC CAPEX Loan	1.25%	2.75%
WBCC RE Loan	1.50%	3.00%
WBCC Term Loan	2.25%	3.75%

     Advances on the WBCC CAPEX Loan will be subject to an amount equal to 80% of the hard cost of the equipment to be purchased and must be greater than $25,000.  There were no borrowings outstanding on the WBCC CAPEX Loan as of June 30, 2016.

Debt Covenants

     The Company’s Credit Agreement with WBCC and the Credit Agreement with H.I.G. contain the following covenant restrictions, as defined in the respective agreements.

		June 30, 2016	Covenant	Compliance
WBCC:

Fixed Charge Coverage Ratio	=	2.5	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Capital Expenditures*	=	$1.0M	< $4.0M	Yes

HIG:

Consolidated EBITDA	=	$13.7M	=>$5.75M	Yes
Fixed Charge Coverage Ratio	=	3.9	> 1.05:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Leverage Ratio	=	2.9	= < 6.75:1.00	Yes
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures*	=	$1.0M	< $4.0M	Yes
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

Forward-Looking Information

This Form 10-Q contains certain estimates, predictions, projections and other “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which statements include, but are not limited to statements regarding our ability to generate adequate amounts of cash to meet our need for cash in the future, streamlining operations to increase efficiencies and seeking new sources of revenue. Such forward-looking statements, which are often identified by words such as “believes”, “anticipates”, “expects”, “estimates”, “should”, “may”, “will” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2016, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in such reports is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended June 30, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

/s/ TIMOTHY D. MORRISON

Timothy D. Morrison,
Chairman and Chief Executive Officer
(principal executive officer)

/s/ J. R. BRIAN HANNA

J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer
Date:  August 11, 2016

INDEX TO EXHIBITS

10.1	Waiver of "Special Events Default" per Series A & B Term Loan Interest dated July 1, 2016*

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive and principal executive officer*

31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and principal accounting officer *

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive and principal executive officer**

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and principal accounting officer**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**Furnished herewith