Form 10-Q
period 2016-09-30
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2016-11-14
CIK 849706

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Non-accelerated filer  ☐              (Do not check if a smaller reporting company)                        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2016, the number of shares outstanding of the Registrant’s Class A common stock, which is the class registered under the Securities Exchange Act of 1934, was 89,631,162.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
 (In thousands)

	September 30	December 31,
	2016	2015
	(unaudited)	(as adjusted)
Assets
Current assets:
Cash	$3,307	$216
Trade accounts receivable, net of allowance of $57 and $239 at
September 30, 2016 and December 31, 2015, respectively	2,992	4,378
Inventories	19,013	20,968
Prepaid expenses	1,619	1,412
Total current assets	26,931	26,974

Land, buildings and equipment:
Land	2,220	2,220
Buildings and leasehold improvements	17,222	17,071
Machinery and equipment	55,973	54,493
Construction in progress	1,194	1,753
Total land, buildings and equipment	76,609	75,537
Less accumulated depreciation	51,136	47,990
Net land, buildings and equipment	25,473	27,547

Other assets:
Debt issuance costs on line of credit, net of
accumulated amortization of $80 and $14 at
September 30, 2016 and December 31, 2015, respectively	358	420
Other assets	558	379
Total other assets	916	799
Total assets	$53,320	$55,320

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS (continued)
 (In thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(as adjusted)
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$4,556	$6,190
Accounts payable – related parties	32	29
Current maturities of long-term debt	2,022	2,046
Other accrued liabilities	5,360	4,438
Working capital line of credit	-	7,503
Total current liabilities	11,970	20,206

Long-term debt, less current maturities	37,043	37,020
Less unamortized debt issuance costs	550	729
Total long-term debt less unamortized debt issuance costs
and current maturities	36,493	36,291

Commitments and contingencies (See Note 9)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at
September 30, 2016 and December 31, 2015, including accrued unpaid dividends of $8,021 and $6,774 at September 30, 2016 and
December 31, 2015, respectively	28,545	27,298

Stockholders' deficit:
Class A common stock, $0.01 par value; 525,000,000 shares authorized;
89,631,162 shares issued and outstanding at September 30, 2016 and
December 31, 2015, respectively	897	897
Additional paid-in capital	53,660	53,660
Accumulated deficit	(78,245)	(83,032)
Total stockholders' deficit	(23,688)	(28,475)
Total liabilities and stockholders' deficit	$53,320	$55,320

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Net sales	$20,476	$21,843	$66,622	$65,564
Cost of goods sold	15,327	16,503	48,705	52,249
Gross margin	5,149	5,340	17,917	13,315

Gain from asset disposition	-	-	(1)	(1)
Selling and administrative costs	3,378	3,318	10,820	9,825
Operating income	1,771	2,022	7,098	3,491

Other income and expenses:
Other income	1	2	1,111	12
Net interest expense	(698)	(853)	(2,175)	(2,624)
Net income	1,074	1,171	6,034	879
Dividends on preferred stock	(422)	(398)	(1,247)	(1,175)
Net income (loss) applicable to common stock	$652	$773	$4,787	$(296)

Income (loss) per share of common stock (basic)	$0.00	$0.00	$0.01	$0.00
Income (loss) per share of common stock (diluted)	$0.00	$0.00	$0.01	$0.00

Weighted average common shares outstanding (basic)	89,631,162	89,631,162	89,631,162	89,631,162
Weighted average common shares outstanding (diluted)	466,461,213	444,674,483	460,953,190	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss) applicable to common stock	$4,787	$(296)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,967	3,734
Dividends on preferred stock	1,247	1,175
Accrued interest converted to long-term debt	1,312	2,100
Gain from asset disposition	-	(1)
Change in accounts receivable allowance	(182)	161
Change in other assets	152	-
Changes in other current assets and current liabilities	2,581	714
Net cash provided by operating activities	13,864	7,587

Cash flows from investing activities:
Purchases of land, buildings and equipment	(1,978)	(1,723)
Proceeds from disposition of assets	-	4
Net cash used in investing activities	(1,978)	(1,719)

Cash flows from financing activities:
Proceeds from issuance of notes	375	-
Payments on notes	(1,667)	(2,112)
Net payments on line of credit	(7,503)	(3,625)
Net cash used in financing activities	(8,795)	(5,737)

Increase in cash	3,091	131
Cash, beginning of period	216	112
Cash, end of period	$3,307	$243

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

	As presented		As presented
	December 31, 2015	Reclassification	December 31, 2015
Other assets - Debt issuance costs on line of
credit, net of accumulated amortization	$1,149	$(729)	$420
Long-term debt, less unamortized debt
issuance costs and current maturities	$37,020	$(729)	$36,291

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

We manufacture our composite products at extrusion facilities in Springdale, Arkansas, and operate plastic recycling, blending and storage facilities in Lowell, Arkansas and Watts, Oklahoma. We lease warehouses and land for inventory storage in Lowell, Arkansas.

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

	Nine months ended
	September 30,	September 30,
	2016	2015
Receivables	$1,568	$872
Inventories	1,955	(2,685)
Prepaid expenses	(207)	197
Accounts payable - trade and related parties	(1,631)	1,982
Accrued liabilities	896	348
Change in current assets and liablilites	$2,581	$714
Cash paid for interest	$598	$515

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands):

	Nine months ended
	September 30,	September 30,
	2016	2015
Notes payable for financing manufacturing equipment	$-	$2,322
Notes payable for financing insurance policies	$-	$817

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

	(dollars in thousands)
Quarter ended		Nine months ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
$723	$811	$2,683	$2,804

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included at cost.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$4,718	$5,541
Work in process	2,191	1,979
Finished goods	12,104	13,448
Total inventory	$19,013	$20,968

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

Accounts receivable are carried at original invoice amounts less an estimated reserve provided for returns and discounts based on a review of historical rates of returns and expected discounts. The carrying amount of accounts receivable is reduced, if needed, by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all overdue accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance account based on its assessment of the current status of the individual accounts. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Recoveries of accounts receivables previously written off are recorded when received.

On February 20, 2015, the Company entered into an accounts receivable purchase agreement (Lowe’s Companies, Inc. Supply Chain Financing Program) with a third party financial institution to sell selected accounts receivable from Lowe’s.  The Company, at its sole option, may offer to sell to the financial institution all or part of the Company’s accounts receivable from Lowe’s.  The financial institution, upon acceptance of the offer, advances to the Company 95% of the balance due within 15 days of the invoice date with the remaining 5% being paid under agreed upon terms.  AERT pays interest on advanced amounts at an agreed-upon rate, 1.42% per annum at September 30, 2016.  The Lowe’s receivables are sold without recourse.  The purchase agreement may be terminated by either party with 30-days’ notice.  As of September 30, 2016, the amount due from the financial institution was $0.3 million.

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

The Company has significant customer concentration, with one customer representing approximately 40% of our accounts receivable at September 30, 2016, as compared to another customer who represented approximately 30% at December 31, 2015.

For the nine months ended September 30, 2016 and 2015, Lowe’s represented approximately 50% of the Company’s net sales. Our next largest customer, BlueLinx Corp, accounted for approximately 12% of the Company’s net sales for the nine months ended September 30, 2016 compared to approximately 15% for the nine months ended September 30, 2015.

Cash

The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Note 5: Income Taxes

As of September 30, 2016, the Company has net operating loss (NOL) carryforwards that are potentially available to reduce future taxable income for federal and state income tax. However, of the approximately $52.0 million available to reduce future tax liability, $27.3 million may expire (due to carryforward rules) before the Company can use them and $24.7 million will be subject to and limited by the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (IRC 382).

In March 2011, H.I.G. AERT, LLC (H.I.G.) acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s NOL carryforwards pursuant to IRC 382 as noted in the previous paragraph. The utilization of future NOL carryforwards will be limited per IRC 382 to approximately $0.8 million per year for the next 17 years plus cumulative NOL carryforwards incurred since the HIG acquisition. For the year ended December 31, 2015, the amount of NOL carryforwards incurred since H.I.G. acquired a controlling interest in the Company was approximately $9.0 million.

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

Note 6: Earnings per Share

The Company utilizes the two-class method for computing and presenting earnings per share (EPS). The Company currently has one class of common stock (the Common Stock) and one class of cumulative participating preferred stock, Series E (the Series E Preferred Stock).  Holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Company’s Common Stock on an as-converted basis. Therefore, the Series E Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of EPS – basic.

The two-class computation method for each period segregates basic earnings per common and participating share into two categories: distributed earnings per share (i.e., the Series E Preferred Stock stated dividend) and undistributed EPS, which allocates earnings after subtracting the Series E Preferred Stock dividend to the total of weighted average common shares outstanding plus equivalent converted common shares related to the Series E Preferred Stock. Basic earnings per common and participating share exclude the effect of Common Stock equivalents, and are computed using the two-class computation method.

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

The following presents the two-class method calculation of EPS for the three and nine months ended September 30, 2016 and 2015:

BASIC AND DILUTED EARNINGS PER SHARE
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Net income (loss) applicable to common stock	$652	$773	$4,787	$(296)
Preferred stock dividend	422	398	1,247	1,175
Income (loss) before dividends	$1,074	$1,171	$6,034	$879

Per share information:
Basic earnings (losses) per common and participating share:
Distributed earnings per share:
Common	$0.00	$0.00	$0.00	$0.00
Preferred	$0.00	$0.00	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$20.55	$19.39	$60.75	$57.24

Undistributed earnings (losses) per share:
Common	$0.00	$0.00	$0.01	$0.00
Preferred	$25.68	$30.07	$187.88	$0.00

Total basic earnings (losses) per common and participating share:
Common	$0.00	$0.00	$0.01	$0.00
Preferred	$46.23	$49.46	$248.63	$57.24

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162	89,631,162	89,631,162
Participating preferred shares - if converted (1)	376,830,051	355,043,321	371,322,028	-
Total weighted average number of shares	466,461,213	444,674,483	460,953,190	89,631,162

Total weighted average number of preferred shares	20,524	20,524	20,524	20,524

(1) Although not included in the basic EPS calculation under the two-class method, due to a period of loss, the Company had 349,873,827 shares of common stock issuable upon conversion of the Series E Preferred Stock outstanding at September 30, 2015. These financial instruments would need to be included with future calculations of basic EPS under the two-class method in periods of income.

Note 7: Line of Credit

On October 30, 2015, AERT entered into a Credit and Financing Agreement (the WBCC Agreement) with Webster Business Credit Corporation (WBCC), a state banking institution organized under the laws of the State of Connecticut.

Included in the WBCC Agreement is an asset-based revolver loan (WBCC Revolver Loan) capped at $8.5 million for the period June 1 to December 31 of each calendar year and $15.0 million for the five months ended May 31 of each calendar year. The WBCC Revolver Loan is secured by amounts (less reserves) equal to 85% of the Company’s qualifying accounts receivable balance and 85% of the net orderly liquidation value of the inventory.

AERT borrows on the WBCC Revolver Loan at the domestic base rate set forth in the WBCC Agreement (Domestic Base Rate), which at September 30, 2016, was 3.5% plus an applicable margin.  At its option, the Company may convert the WBCC Revolver advances to short-term (30 to 90 day) loans at LIBOR plus an applicable margin. Conversion of advances at domestic base rate to short-term loans at the LIBOR rate plus an applicable margin must be made in minimum increments of $250,000 and convert back to original terms of the advances upon maturity (unless renewed).

As of September 30, 2016, the outstanding balances, rates and availability remaining on the WBCC Revolver Loan are as follows (dollars in thousands):

	Amount	Rate
Total availability	$8,500
Less: Other Reserves	(75)
Net Availability	8,425
Domestic Base Rate loans	-	4.5%
LIBOR rate loans	-	Varies
Total outstanding	-

Remaining availability	$8,425

Note 8:  Related Party Transactions

Advisory Services

The Company entered into an Advisory Services Agreement with H.I.G. Capital, L.L.C. on March 18, 2011, that provides for an annual monitoring fee between $250,000 and $500,000 and reimbursement of all other out-of-pocket fees and expenses incurred by H.I.G. Capital, L.L.C. For the nine months ended September 30, 2016 and 2015, we recorded an advisory fee expense of $187,500.

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

During the fourth quarter of the year ended December 31, 2015, the FASB issued a new accounting standard which is intended to simplify the subsequent measurement of inventory, (ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory). The new standard replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance should be applied on a prospective basis and is effective for the Company beginning in the first quarter of 2017.  We are currently in the process of assessing what impact ASU 2015-11 may have on our financial statements.

In February, 2016, the FASB issued ASU No. 2016-02, Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth selected information from our statements of operations (in thousands):

	Three Months Ended
	September 30,	September 30,
	2016	2015	% Change
	(unaudited)	(unaudited)
Net sales	$20,476	$21,843	(6.3%)
Cost of goods sold	15,327	16,503	(7.1%)
% of net sales	74.9%	75.6%
Gross margin	5,149	5,340	(3.6%)
% of net sales	25.1%	24.4%

Selling and administrative costs	3,378	3,318	1.8%
% of net sales	16.5%	15.2%
Operating income	1,771	2,022	(12.4%)
% of net sales	8.6%	9.3%

Other income or (expense):
Other income	1	2	(50.0%)
Net interest expense	(698)	(853)	(18.2%)
Net income	1,074	1,171	(8.3%)
% of net sales	5.2%	5.4%
Dividends on preferred stock	(422)	(398)	6.0%
Net income applicable to common stock	$652	$773	(15.7%)
% of net sales	3.2%	3.5%

Net Sales

Third quarter 2016 sales were down $1.4 million, or 6.3% from the same period in 2015 primarily as a result of decreased international sales.

Cost of Goods Sold and Gross Margin

Third quarter costs of goods sold for 2016 was $15.3 million, or 7.1% below the 2015 third quarter costs of $16.5 million due in part to decreased production and increased plant efficiencies. As a percentage of sales, the cost of goods sold reduction was 0.7 percentage points, reflecting manufacturing efficiencies from new capital projects, process enhancements, and lower raw material and freight costs.

Selling and Administrative Costs

Selling and administrative costs for the third quarter of 2016 increased $60 thousand over the third quarter of 2015. Increased marketing and promotional costs, as well as higher salary and wage costs were the primary reason for the increase, partially offset by lower commissions and professional fees.

Earnings

Net income decreased by $0.1 million for the third quarter of 2016 compared to the third quarter of 2015.  This decrease was primarily due to the lower sales volume and the increase in selling and administrative costs, offset by reduced interest of $0.2 million for the quarter.

Interest costs decreased 18.2% for the third quarter of 2016 as compared to the third quarter of 2015 due to lower interest rates resulting from the financing arrangement with Webster Business Credit Corporation (WBCC), no borrowing on the line of credit, and greater cash flow from operations for 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

           The following table sets forth selected information from our statements of operations (dollars in thousands):

	Nine Months Ended
	September 30,	September 30,
	2016	2015	% Change
	(unaudited)	(unaudited)
Net sales	$66,622	$65,564	1.6%
Cost of goods sold	48,705	52,249	(6.8%)
% of net sales	73.1%	79.7%
Gross margin	17,917	13,315	34.6%
% of net sales	26.9%	20.3%

Gain from asset disposition	(1)	(1)	0.0%
Selling and administrative costs	10,820	9,825	10.1%
% of net sales	16.2%	15.0%
Operating income	7,098	3,491	103.3%
% of net sales	10.7%	5.3%

Other income or (expense):
Other income	1,111	12	*
Net interest expense	(2,175)	(2,624)	(17.1%)
Income before dividends	6,034	879	*
% of net sales	9.1%	1.3%
Dividends on preferred stock	(1,247)	(1,175)	6.1%
Net income (loss) applicable to common stock	$4,787	$(296)	*
% of net sales	7.2%	(0.5%)

*not meaningful as a percentage change

Net Sales

Net sales for the nine months ended September 30, 2016 were up $1.0 million or 1.6% from the same period in 2015. This increase was due to higher ChoiceDek® sales, primarily in the first quarter of 2016.

Cost of Goods Sold and Gross Margin

Total cost of goods sold for the first nine months of 2016 decreased $3.5 million, or 6.8% over the same period in 2015.  As a percentage of sales, cost of goods sold decreased 6.6 percentage points, reflecting lower labor and overhead costs resulting from new cost saving capital projects, improved manufacturing efficiencies resulting in higher yields, along with process enhancements and lower raw material and freight costs.

Selling and Administrative Costs

Selling and administrative costs were up $1.0 million, or 10.1%, in the first nine months of 2016 compared to the first nine months of 2015. The increase was primarily due to higher marketing and promotional costs and increased salaries and wages.

Earnings

Net income was up $5.1 million for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase was primarily due to higher gross margins for the year and a net insurance recovery of $1.1 million from the final settlement of all claims related to the 2013 fire at the Springdale plant, offset by a $1.0 million increase in selling and administrative costs as described above.

Interest costs decreased $0.4 million, or 17.1% for the first nine months of 2016 compared to the first nine months of 2015 as a result of lower interest rates from the financing arrangement with WBCC and reduced borrowings on the line of credit.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

On October 30, 2015, we signed a Credit and Security Agreement with WBBC. The new agreement provides us with working capital to balance the fluctuations in our business cycle.

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

We anticipate our cash on hand and borrowing availability under the WBCC Revolver, combined with our cash flows from operations, will be sufficient to fund our business operations and debt service over the next twelve months and beyond. This expectation is forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis. For example, changes to our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry that may be cyclical and dependent on home prices. Our business is dependent upon the economy and we cannot accurately predict cyclical economic changes or the impact on consumer buying.

Cash Flows

Cash Flows from Operations

Cash provided by operations for the first nine months of 2016 was $13.9 million, an increase of $6.3 million over the first nine months of 2015. This change was primarily due to an increase in net income of $5.1 million, increases in other current assets and liabilities of $1.9 million, and offset by a decrease in accrued interest converted to debt of $0.8 million and accounts receivable allowance of $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of 2016 was $2.0 million compared to $1.7 million for the same period in 2015. This amount was used for the purchase of assets used in the manufacturing process.

Cash Flows from Financing Activities

Cash used in financing activities was $8.8 million for the first nine months of 2016 compared to $5.7 million at September 30, 2015. The change was primarily due to payments on the line of credit.

Working Capital

At September 30, 2016, we had working capital of $15.0 million compared to $6.8 million at December 31, 2015. This increase resulted from an increase in cash available of $3.1 million, a reduction in outstanding borrowings under the line of credit with WBCC by $7.5 million, a decrease in accounts payable of $1.6 million, and decreases in inventory and accounts receivable of $2.0 million and $1.4 million, respectively.

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
For the quarter ended September 30, 2016, the Company has determined that there were no events or circumstances indicating the carrying value may not be recoverable.

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

Debt

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) under award number 14215 SSEP09, whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0%. The balance on the loan at September 30, 2016, was $2.2 million.

H.I.G. Long Term Debt

In 2011, the Company consummated related recapitalization transactions with H.I.G. AERT, LLC, an affiliate of H.I.G. Capital LLC. (H.I.G.). H.I.G. exchanged secured debt in the Company for a combination of new debt and equity. In exchange for secured debt in the Company and making $6.9 million of additional capital available to the Company, H.I.G. was issued:

1.
 a Series A Term Note in the aggregate principal amount of $10,000,000 (the Series A Note)

2.
 a Series B Senior Term Note in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder) (the Series B Note) and

3.
 20,524.149 shares of cumulative participating preferred stock, Series E, par value $0.01 per share, of the Company

As a result, H.I.G. owns approximately 84% of the outstanding common equity securities of the Company on a fully diluted, as converted basis.

The Series A Note matures on April 30, 2021 and bears cash interest at 7.25% per annum.  Payment of cash interest has been waived until November 14, 2016, and in lieu of cash interest, payment in kind interest is accrued and added to the principal quarterly. The balance on the Series A Note at September 30, 2016, was $15.4 million.

The Series B Note matures on April 30, 2021 and, at the Company’s option, either (i) bears cash interest at 9.25% per annum or (ii) bears cash interest at 4.0% per annum, plus a rate of interest equal to 5.25% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note.  Payment of cash interest has been waived until November 14, 2016, and in lieu of such cash interest, payment in kind interest is accrued and added to the principal quarterly. The balance on the Series B Note at September 30, 2016, was $7.6 million.

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

Payments on the principal portion of the WBCC M&E Loan, WBCC RE Loan and WBCC Term Loan commenced on December 1, 2015, and are being made in 60 equal monthly installments of $0.12 million plus interest.  The final installment of $7.0 million is due and payable on October 30, 2020.

AERT borrows under the WBCC Agreement at the domestic base rate, which at September 30, 2016 was 3.5% plus an applicable margin.  At its option, the Company may convert any of the loans under the WBCC Agreement to a loan that bears interest at the LIBOR rate plus an applicable margin. Domestic base rate loan conversions to LIBOR rate loans must be made in minimum increments of $250,000.

As of September 30, 2016, outstanding domestic base rate loans and LIBOR rate loans were (in thousands):

	WBCC M&E Loan	WBCC RE Loan	WBCC Term Loan
	Amount Rate	Amount Rate	Amount Rate
Domestic Base Rate	$ 67 4.50%	$ 30 4.75%	$ 25 5.50%
LIBOR Rate	4,767 3.27%	6,870 3.52%	1,225 4.27%
Total	$ 4,834	$ 6,900	$ 1,250

Only ten LIBOR rate loans may be outstanding at any time.  Loan interest periods are available for one, two or three months. The applicable margin for each loan is as follows:

	Domestic	LIBOR
Loan	Rate Margin	Rate Margin
WBCC Revolver Loan	1.00%	2.50%
WBCC M&E Loan	1.25%	2.75%
WBCC CAPEX Loan	1.25%	2.75%
WBCC RE Loan	1.50%	3.00%
WBCCC Term Loan	2.25%	3.75%

Advances on the WBCC CAPEX Loan will be subject to an amount equal to 80% of the hard cost of the equipment to be purchased and must be greater than $25,000.  There were no borrowings outstanding on the WBCC CAPEX Loan as of September 30, 2016.

Debt Covenants

The Company’s Credit Agreement with WBCC and the Credit Agreement with H.I.G. contain the following covenant restrictions, as defined in the respective agreements.

		September 30, 2016	Covenant	Compliance
WBCC:

Fixed Charge Coverage Ratio	=	3.2	> 1.10:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Capital Expenditures*	=	$2.0M	< $4.0M	Yes

HIG:

Consolidated EBITDA	=	$13.0M	=>$5.6M	Yes
Fixed Charge Coverage Ratio	=	3.8	> 1.05:1.00	Yes
Adjusted Consolidated EBITDA / Consolidated Fixed Charges
Leverage Ratio	=	3.0	= < 6.75:1.00	Yes
Consolidated Indebtedness / Consolidated EBITDA
Capital Expenditures*	=	$2.0M	< $4.0M	Yes
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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2016, the end of the period covered by this report, AERT’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in such reports is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended September 30, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

/s/ TIMOTHY D. MORRISON
Timothy D. Morrison,
Chairman and Chief Executive Officer
(principal executive officer)

/s/ J. R. BRIAN HANNA
J. R. Brian Hanna,
Chief Financial Officer & Principal Accounting Officer
Date:  November 14, 2016

INDEX TO EXHIBITS

10.1	Waiver of "Special Events Default" per Series A & B Term Loan Interest dated September 30, 2016*

10.2	Triggering Event Redemption Notice Waiver per the Series E Convertible Preferred Stock Rights
dated September 30, 2016*
31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive and principal executive officer*
31.2	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial and principal accounting officer *
32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive and principal executive officer**

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief financial and principal accounting officer**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

*	Filed herewith
**	Furnished herewith