Form 10-K
period 2016-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2017-03-17
CIK 849706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing stock price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,108,689 (for the purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

Number of shares of Class A common stock outstanding at February 28, 2017: Class A — 89,631,162

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2017 annual meeting of stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Items 10 through 14 Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Summary

Advanced Environmental Recycling Technologies, Inc. (the Company, AERT, we, our or us), founded in 1988, develops and commercializes technologies to recycle waste polyethylene plastics and develops, manufactures, and markets value-added, green building products. The majority of our products are composite building materials that are a superior replacement for traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. Our products are made primarily from approximately equal amounts of recycled polyethylene plastic and waste wood fiber, which have been cleaned, sized and reprocessed utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold or distributed by leading companies such as Lowe’s Companies, Inc. (Lowe’s), BlueLinx Corp. (BlueLinx), Cedar Creek LLC (Cedar Creek) and CanWel Building Materials Ltd. (CanWel), our Canadian distributor for Lowe’s Canada. Our products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible (“Green”) building alternative for decking, railing, and trim products.

We currently manufacture all of our composite products at extrusion facilities in Springdale, Arkansas. We operate a plastic recycling, blending and storage facility in Lowell, Arkansas, where we also lease a warehouse and land for inventory storage. We also operate a plastic recycling, cleaning, and reformulation facility at Watts, Oklahoma.

Products

Building on our base process and materials, we manufacture the following product lines:

●
Commercial and residential decking planks and accessories such as balusters and handrails under the MoistureShield®, MoistureShield® Pro and ChoiceDek® brands,

●
Exterior door components,

●
Green recycled plastic resin compounds.

The wood fiber content of our products gives them many properties similar to all-wood products, but we believe that the plastic content renders our products superior to both all-wood or all-plastic alternatives because:

●
Unlike wood, our products do not require preservatives or treatment with toxic chemicals or annual sealing or staining.

●
Our products are less subject to thermal contraction or expansion and have greater dimensional stability than competing all-plastic products.

●
Our products are engineered for superior moisture-resistance and will not decompose like wood.

●
Our products are less subject to rotting, cracking, warping, splintering, insect infestation, and water absorption than conventional wood materials.

●
Our products are aesthetically enhanced to provide a wood-like or grained surface appearance.

●
Our products are combined with coloring agents and/or other additives to provide various colors and aesthetics.

●
Since 2006, our products have contained a mildewcide to inhibit the growth of mold.

●
Our latest generation of products offers colors and textures to more closely resemble the natural look of wood.

Based upon our extensive product testing and successful extended field history, we offer a 25-year limited replacement warranty on our ChoiceDek® Foundations™ and a limited lifetime replacement warranty on our MoistureShield® products against rot and fungal decay, and termite and insect damage.

Marketing and Sales

General Market Strategy. Our products are designed for applications where we can add the greatest value and address market needs, i.e., for external applications where wood is prone to rot and/or requires substantial annual maintenance in the form of staining or sealing. Though we believe there are many possible applications for our wood/plastic composite technology, we have focused our resources and personnel on outdoor decking and handrail components and door and other original equipment manufacturer (OEM) components that represent the most attractive market opportunities at this time. Within these markets, we are constantly working to develop and improve strong customer relationships.

Sales and Customer Service. We provide sales support and customer service through our own marketing department, contract marketing through outside commissioned representatives, Lowe’s, and training programs for our customers and their sales associates. We also promote our decking products through interactive displays at national, regional, and local home and garden shows, as well as through in-store displays. Our in-house sales and customer support team is focused on serving commercial decking contractors and customers, and supporting the sales professionals at our regional building products distributors, as well as Lowe’s. Information and customer service are provided through the websites www.choicedek.com and www.moistureshield.com, and through a national toll-free customer assistance telephone number: 1-800-951-5117.

Cyclical Nature of Building Products Industry. Our products are used primarily in home improvement and new home construction. The home improvement and housing construction industries are subject to significant fluctuations in activity generally due to seasonal climate changes. Reductions in activity have an adverse effect on the demand for our products. We have focused a large portion of our business on the remodel and repair market segment, which we believe is less cyclical than the new homebuilding market.

Facility Upgrades/Product Innovation. In our ongoing pursuit to satisfy our customers and to keep up with changing trends in the marketplace, we continuously work to develop new products and improve existing products. We have invested significantly in our extrusion operations over the last several years. The aesthetics of our products, which are overwhelmingly composed of recycled materials, have improved with technology advances.

The composite decking business is continuously evolving. The technology used to manufacture wood/plastic composite (WPC) boards has advanced significantly over the last several years, and many contemporary products have much improved aesthetics. Going forward, it will be important for us to continue to innovate, keep in close touch with consumer trends and focus on regional market trends while remaining competitive with all-wood, all-plastic and WPC decking.

Our Brands

ChoiceDek® Decking. We currently sell our ChoiceDek® branded decking and railing products in the home improvement warehouse (HIW) market through Lowe’s. Approximately 50% of our revenue in 2016 was from ChoiceDek® products. This market segment primarily focuses on the do-it-yourself (DIY) market in which homeowners buy, build, and install their own decks. The ChoiceDek® brand is sold to consumers exclusively at Lowe’s. ChoiceDek® is promoted through in-store displays and an ongoing print and marketing campaign targeting the HIW decking market. We maintain a nationwide sales and customer service group, and Lowe’s also conducts national print and television ads for the products it carries, including from time to time, our ChoiceDek® brand of decking and railing products.

MoistureShield® Decking. Our MoistureShield® brand line (which includes Pro, Vantage, Refine and Vision) of decking products is currently sold to select primary distributors, who re-sell to lumber dealers and contractor yards for sale to local deck builders and home builders. Most of our MoistureShield® customers are purchasing, or have been exposed to, competing brands of composite decking. On this higher end segment, we believe success will require converting customers from competing products to our brands. As with all of AERT’s products, it can be installed on the ground, in the ground or in the water. Approximately 40% of our revenues in 2016 were from MoistureShield® products.

Door Component Products. We sell our MoistureShield® industrial products to door manufacturers for use as component parts in products. For example, we manufacture door rails built into doors by Therma-Tru Corporation, Northwest Hardwoods, and JELD-WEN, and door frames for Quanex Building Products. In marketing these products, we emphasize the value-added feature of the MoistureShield® composite product, which, unlike competing wood products, can be engineered to incorporate certain desired end-product characteristics that save our customers time and expense. Customers also avoid the need for chemical treatments to their final product, which are often otherwise necessary to prevent rot and sustain durability. The durability of our MoistureShield® composite components allows our customers to extend the lifetime or warranties of their products while reducing warranty claims costs. We are unable to predict the future size of the markets for MoistureShield® industrial products; however, we believe that the national door and window and commercial and residential trim markets are large, and will allow us to diversify our customer base over time as we add production capacity and focus on additional opportunities.

Competition

Our products compete with high-grade western pine, cedar and other premium woods, aluminum, high-performance plastics, and an increasing number of composites and other construction materials. We believe that our products have superior characteristics, which make them a better value for the consumer; however, they are initially more expensive than traditional wood products. Additionally, manufacturers of some competing products have long-established ties to the building and construction industry and have well-accepted products.

Sales of non-wood decking products to date represent a small portion of the decking market. Pressure treated pine, cedar, redwood and other traditional woods constitute the vast majority of annual decking sales in the United States. We therefore view manufacturers and suppliers of wood decking as our principal competitors. The wood decking industry is highly segmented with many small to medium-sized manufacturers. Wood decking is principally a commodity that competes as the low-priced product, whereas the more expensive non-wood products must compete on features and performance.

Among manufacturers of alternative decking materials, we view Trex Company, AZEK Building Products, Tamko Building Products, and Fiber Composites LLC as our primary competitors. We believe that our MoistureShield® products have superior characteristics and are competitively priced. We emphasize durability, which means that manufacturers and homebuilders using our products should see reduced warranty callbacks and higher customer satisfaction. Our product competes not only on durability, but also the ability of the customer to order a product that is custom manufactured to its specifications.

Customer Concentration

We have significant customer concentration, with two customers, Lowe’s and BlueLinx representing approximately 45% and 10%, respectively, of our revenue in 2016. A loss of Lowe’s, or a major reduction in their business, would cause a significant reduction in our liquidity. We continue to broaden our distribution network by adding new distributors for our MoistureShield® brand which will reduce our customer concentration.

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

Our patents cover plastic recycling processes, methods, and apparatus or other specially designed equipment as well as the composite product that we manufacture. We have also received patents with regard to our mixed recycled plastic resin identification and reformulation technologies. One of our patents expires in 2018, one in 2021 and the remainder expire in 2028.

We continue to update and refine our recycling processes, procedures, and technologies, and we have included these updates in our most recently issued patents and pending patent applications. We have taken additional measures to protect our intellectual property and trade secrets by restricting access to our facilities and maintaining a policy of nondisclosure, which includes requiring confidentiality and nondisclosure agreements among our associates.

Expenditures for research and development activities for the years ended December 31, 2016 and 2015 were $0.7 million and $0.6 million, respectively.

Raw Materials

Wood Fiber. The wood fiber we use is primarily waste byproduct generated by hardwood furniture, cabinet and flooring manufacturers. However, we see competition for scrap wood fiber for use as a fuel to replace other fuels for both residential and industrial applications.

Recycled Plastics. We use primarily post-consumer waste polyethylene. The largest portion of the plastic materials we use is mixed with paper and other non-plastic materials, which lessens its value to other plastic recyclers. By principally sourcing these contaminated waste plastics prior to processing; we produce a usable but lower-cost feedstock for our composite extrusion lines. We believe our investments in recycling technology and infrastructure creates a significant raw material cost advantage compared to several of our virgin resin-based competitors while offering a more competitive green building product.

Competition for Raw Materials. As the wood/plastic composites industry grows, we compete for raw materials with other plastic recyclers or plastic resin producers. We believe that our ability to use more contaminated polyethylene limits the number of competitors. Nonetheless, we expect to continue to encounter new entrants into the plastics reclamation business. We increased our capacity for processing waste plastic in recent years, which reduced our dependence on outside suppliers and gave us more control over our costs.

Industry Standards

Our decking and railing products comply with the International Building Code and the International Residential Code as well as the 1997 Uniform Building Code™ (UBC) and the BOCA® National Building Code/1999 (BNBC). The International Code Council – Evaluation Service (ICC-ES) publishes evaluation reports for building products. These evaluation reports inform the consumer, commercial and residential markets, that the products listed in such reports comply with the UBC and BNBC when they are used in the prescribed application and installed according to the manufacturer’s installation instructions. In 2009, we converted from the legacy evaluation report, NER-596, to ESR-2388 from ICC-ES. In Canada, compliance of our products to the UBC and BNBC is documented in evaluation report CCMC 13191-R from the Canadian Construction Materials Center. We utilize an independent third-party to ensure continuing compliance of our products with applicable building codes.

The Company has also received from ICC-ES a Verification of Attributes Report, also known as VAR-1015, that verifies the content of recycled materials in our decking, railing and OEM products.

Employees

Due to the seasonality of our business and timing of orders received from our largest customers, the number of permanent employees is adjusted throughout the course of the year. At December 31, 2016 we had 351 full-time employees compared to 401 full-time employees at December 31, 2015.

Proposed Merger

On March 16, 2017, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Oldcastle Architectural, Inc., a Delaware corporation (Parent), and Oldcastle Ascent Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub), under which Merger Sub will merge with and into the Company (the Merger) with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.01 per share, of the Company (the Common Stock) will be converted into the right to receive $0.135936 in cash, less any required withholding taxes, if any, and each issued and outstanding share of preferred stock, par value $0.01 per share, of the Company (the Preferred Stock) will be converted into the right to receive $2,603.483278 in cash, less any required withholding taxes, if any, in each case other than any shares of Common Stock and Preferred Stock owned by the Company (which will automatically be canceled with no consideration paid therefor) and those shares of Common Stock with respect to which stockholders properly exercised appraisal rights and have not effectively withdrawn or lost their appraisal rights. Consummation of the Merger is subject to satisfaction or waiver of certain customary closing conditions. The Merger is expected to close during the second quarter of 2017. See Item 9B for more information about the Merger.

Available Information

We post on our website (www.aert.com) our periodic reports filed with the Securities Exchange Commission (SEC) on Forms 10-K, 10-Q, and 8-K and amendments to these reports filed pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with the SEC.

Item 1A. Risk Factors

The ownership of the Company's common stock involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before deciding whether to invest in the Company's securities. The Company's business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing the Company. Additional risks that are currently unknown to the Company or that the Company currently considers to be immaterial may also impair its business or adversely affect its financial condition, results of operations, liquidity and/or the market price of the Company's common stock.

Risks Relating to the Proposed Merger

The announcement and pendency of the Merger may have a material adverse effect on our business.

Uncertainty about the effect of the Merger on our employees, suppliers, customers and other parties may have a material adverse effect on our business. Although we intend to take steps designed to reduce any adverse effects, these uncertainties could impair our ability to retain and motivate key personnel and could cause customers, suppliers and others that deal with us to defer entering into contracts, or making other decisions, concerning doing business with us or seek to change existing business relationships with us. The pursuit of the Merger and the preparation for the integration may place a significant burden on our management and resources. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger. The diversion of management's attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results. In addition, the Merger Agreement restricts us from taking certain actions without the consent of Parent. These uncertainties and restrictions could disrupt or adversely affect our business and prevent us from pursuing otherwise attractive business opportunities that may arise prior to the completion of the Merger or termination of the Merger Agreement.

Stockholders may file lawsuits challenging the Merger, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending any such claim or any other liabilities that may be incurred in connection with the litigation of any such claim. One of the conditions to the closing of the Merger is the absence of any order, injunction or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Merger. Accordingly, if any plaintiff in any lawsuit is successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected time-frame, or may prevent the Merger from being consummated altogether. Whether or not any plaintiffís claim is successful, this type of litigation may result in significant costs and diverts management's attention and resources, which could adversely affect the operation of our business.

There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all.

The consummation of the Merger is subject to the satisfaction of customary closing conditions. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. We may incur significant additional costs in connection with any delay in completing the Merger or the termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred.

We can neither assure you that the conditions to the completion of the Merger will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed.

Failure to complete the Merger in a timely manner or at all could negatively affect our stock price and future business and financial results.

Delays in completing the Merger or the failure to complete the Merger at all could negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly. If the Merger is not completed for any reason, we will be subject to several risks, including the diversion of managementís attention and resources from operational matters and other strategic opportunities while working to implement the Merger, any of which could materially adversely affect our business, financial condition, results of operations and the value of our stock price. A failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if we do not complete the Merger, we may be required to pay a termination fee of approximately $4.7 million under certain circumstances set forth in the Merger Agreement.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transition costs in connection with the Merger. We will be required to pay such costs relating to the transaction whether or not the Merger is consummated.

We will incur significant transaction and Merger-related transition costs.

We have incurred significant costs in connection with negotiating the Merger and expect that we will continue to incur significant costs in connection with completing the Merger and integrating the operations of the two companies. Some of these costs are payable regardless of whether the transaction is completed. If the Merger is not completed, we will not receive any benefit from these expenditures.

Risks Related to Our Business

The demand for our products is influenced by general economic conditions and may be adversely affected by general economic downturns or declines in construction and/ or home remodeling activity.

Our products are sold in the home improvement and new home construction markets. These markets are subject to significant fluctuations in activity and periodic downturns caused by general economic conditions. Slowdowns in the economy, construction, and/or home remodeling activity may result in a reduction of the demand for our products and adversely affect our profitability. A worsening of the current economic climate, including deterioration of the credit markets and/or consumer confidence, will negatively impact the Company's sales and profitability.

The loss of one or more of our key customers could cause a substantial reduction in our revenues and profits.

We could be materially adversely affected if we were to lose one or more of our large existing customers. Our principal customer for our decking material is Lowe's, which accounted for approximately 45% of our sales in 2016. A loss of any one of our large customers would adversely affect our sales and profitability.

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

Weather

Sales of decking and accessories are subject to weather and seasonality trends associated with outdoor construction and accordingly adverse weather could have a negative impact on sales.

Item 2. Properties.

AERT currently manufactures all of our composite products at extrusion facilities in Springdale, Arkansas, and we operate a plastic recycling, blending and storage facility in Lowell, Arkansas, where we also lease a warehouse and land for inventory storage. We also operate a plastic recycling, cleaning, and reformulation facility in Watts, Oklahoma.

The recycling and extrusion facilities typically operate continuously with occasional shutdowns for holidays and maintenance. We are constantly searching for improvements and efficiencies to our production process and currently are exploring alternative recycling technology at our Lowell facility.

Our extrusion facility in Springdale, Arkansas and our processing facilities in Lowell, Arkansas and Watts, Oklahoma are currently mortgaged in favor of Webster Business Credit Corporation (WBCC) pursuant to the Credit and Security Agreement dated October 30, 2015 with WBCC. See Notes 4 and 5 of the Notes to Financial Statements included in the financial supplement (the Financial Supplement) at pp. F-1 through F-22, which is attached to this Annual Report on Form 10-K (this Annual Report) and incorporated herein by reference.

Item 3. Legal Proceedings.

AERT is involved from time to time in litigation arising in the normal course of business that is not disclosed in its filings with the SEC. In management’s opinion, the Company is not involved in any litigation that we expect to materially impact the Company’s results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Class A common stock is currently quoted on the OTCQB and trades under the symbol “AERT”. As of February 28, 2017, there were 1,356 holders of record of our Class A common stock.

We have not previously paid cash dividends on our Class A common stock and there are currently restrictions with our various debt obligations and our Series E preferred stock designation that would prevent the payment of such dividends for the foreseeable future. The following table sets forth the range of high and low quarterly bid information of our Class A common stock for the years ended December 31, 2016 and 2015. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2016	High	Low
First Quarter	$0.10	$0.06
Second Quarter	0.09	0.06
Third Quarter	0.09	0.06
Fourth Quarter	0.15	0.07

Fiscal 2015	High	Low
First Quarter	$0.11	$0.07
Second Quarter	0.11	0.07
Third Quarter	0.09	0.02
Fourth Quarter	0.13	0.06

No repurchases of Class A common stock took place during 2016 or 2015.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, regarding shares outstanding and available for issuance under the Company’s equity compensation plans. No awards were made in 2016 pursuant to the Company’s 2012 Stock Incentive Plan, which was approved by security holders at the Company’s annual shareholders’ meeting on June 27, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights	Weighted average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	-	N/A	40,000,000
Equity compensation plans not approved by security holders	-	N/A	-
	-		40,000,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Proposed Merger

On March 16, 2017, the Company entered into an Agreement and Plan of Merger with Parent and Merger Sub, under which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Common Stock will be converted into the right to receive $0.135936 in cash, less any required withholding taxes, if any, and each issued and outstanding share of Preferred Stock will be converted into the right to receive $2,603.483278 in cash, less any required withholding taxes, if any, in each case other than any shares of Common Stock and Preferred Stock owned by the Company (which will automatically be canceled with no consideration paid therefor) and those shares of Common Stock with respect to which stockholders properly exercised appraisal rights and have not effectively withdrawn or lost their appraisal rights. Consummation of the Merger is subject to satisfaction or waiver of certain customary closing conditions. The Merger is expected to close during the second quarter of 2017. See Item 9B for more information about the Merger. For the year ended December 31, 2016, the Company recognized approximately $0.4 million of transaction-related expenses, primarily for legal and financial advisory services.

2016 Summary

Results of Operations
Two-Year Comparison
 (Dollars in thousands, except share and per share data)

	December 31,
	2016	2015	% Change
Net sales	$85,347	$82,671	3.2%
Cost of goods sold	62,910	65,595	(4.1%)
% of net sales	73.7%	79.3%
Gross margin	22,437	17,076	31.4%
% of net sales	26.3%	20.7%

Selling and administrative costs	13,448	13,012	3.4%
% of net sales	15.8%	15.7%
Loss on impairment of building	2,834	-	*
(Gain) Loss from asset disposition	72	(1)	*
Operating income	6,083	4,065	49.6%
% of net sales	7.1%	4.9%

Other income and expense:
Other income	1,112	13	*
Other expense	(356)	-	*
Net interest expense	(2,870)	(3,356)	(14.5%)
Net income before income tax	3,969	722	449.7%
% of net sales	4.7%	0.9%
Income tax provision	(105)	-	*
Net income	3,864	722	435.2%
Dividends on preferred stock	(1,675)	(1,578)	6.1%
Net income (loss) applicable to common stock	$2,189	$(856)	355.7%
% of net sales	2.6%	(1.0%)

*Not meaningful as a percentage change.

Sales

Net sales for the year ended December 31, 2016 were up $2.7 million, or 3.2% from the year ended December 31, 2015. This increase was primarily due to increased ChoiceDek sales to Lowe’s and an increase in Original Equipment Manufacturer (OEM) sales.

Cost of Goods Sold and Gross Margin

Cost of goods sold decreased $2.7 million, or 4.1% for the year ended December 31, 2016 as compared to 2015. As a percentage of sales, cost of goods sold decreased 5.6 percentage points, reflecting lower labor and overhead costs resulting from new cost saving capital projects, improved manufacturing efficiencies resulting in higher yields, along with process enhancements and lower raw material and freight costs.

Selling and Administrative Costs

Selling and administrative costs for the year ended December 31, 2016 were up $0.4 million, or 3.4%, as compared to 2015. This increase resulted from increased salaries and wages, and advertising and promotional costs.

As a percentage of sales, selling and administrative costs for the year ended December 31, 2016 were 15.8% compared to 15.7% for 2015. The major components of selling and administrative costs were employee compensation, advertising and promotion, professional fees, and commissions.

Earnings

Net income was up $3.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was primarily due to higher gross margins for the year and a net insurance recovery in 2016 of $1.1 million from the final settlement of all claims related to the 2013 fire at the Springdale plant. Offsetting this increase was a $2.8 million loss on impairment of fixed assets at our Watts, Oklahoma facility, (as discussed below under Buildings and Equipment), a $0.4 million increase in selling and administrative costs as described above, and a $0.4 million increase in other professional expenses.

Interest expense decreased $0.5 million, or 14.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, in part due to decreased borrowing on the WBCC revolver loan, lower PIK (payment-in-kind) interest on the H.I.G. AERT, LLC Series B note due to a payment of principal in 2015, and lower interest rates resulting from the financing agreement with WBCC.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

On October 30, 2015, we signed a Credit and Security Agreement (the WBCC Agreement) with Webster Business Credit Corporation (WBCC), a state banking institution organized under the laws of the State of Connecticut. The WBCC Agreement provides us with access to working capital to fund business operations, and gives the Company access to a line of credit with limits of $15.0 million between January 1 and May 31, and $8.5 million for the remainder of the year. The Company had no outstanding borrowing under the WBCC line of credit as of December 31, 2016.

 For further information regarding the WBCC Agreement, see Notes 4 and 5 of the Notes to Financial Statements included in the financial supplement (the Financial Supplement), which is attached to this Annual Report on Form 10-K (this Annual Report) and incorporated herein by reference.

 We believe that our internally generated cash from operations together with the WBCC Agreement will be sufficient to meet our cash and liquidity requirements for at least the next twelve months.

Cash Flows

Cash Flows from Operations

Cash provided by operations for the year ended December 31, 2016 was $14.7 million, an increase of $10.4 million from the year ended December 31, 2015. This increase was primarily due to a change in net income applicable to common stock of $3.0 million, a change in current assets and liabilities of $5.0 million, that was due in part to a decrease in inventory of $2.5 million compared to an increase in inventory for the year ended December 31, 2015, and asset impairment of $2.9 million.

Changes to our revenue and cost of raw materials significantly impact the Company’s liquidity. We are in the remodeling industry, which is influenced by consumer confidence and changes in housing values. Our business is subject to general economic conditions, and we cannot accurately predict cyclical economic changes or the impact on consumer buying.
We have significant customer concentration, with two customers, Lowe’s and BlueLinx representing approximately 45% and 10%, respectively, of our revenue in 2016. A loss of Lowe’s, or a major reduction in their business, would cause a significant reduction in our liquidity. We are currently working to broaden our distribution network by adding new distributors for our MoistureShield® and MoistureShield® Pro brands, which would reduce our customer concentration.

Cash Flows from Investing Activities

Cash used in investing activities during the year ended December 31, 2016 was $3.5 million compared to cash used in investing activities of $2.7 million during the year ended December 31, 2015. This change was primarily due to purchases of capital assets for a new product line and continuous improvements to air quality in our production facilities.

Cash Flows from Financing Activities

Cash used in financing activities was $9.7 million for the year ended December 31, 2016 compared to $1.6 million of cash used in financing activities for the year ended December 31, 2015. The increase was due to the repayment of the WBCC revolver loan of $7.5 million and net debt payments of $2.2 million.

Working Capital

The Company had working capital of $15.1 million at December 31, 2016, compared to working capital of $6.8 million at December 31, 2015. Although current assets decreased $0.2 million from the previous year-end, current liabilities decreased by $8.6 million from December 31, 2015. This change is primarily due to a $7.5 million decrease in outstanding borrowings under the WBCC line of credit during 2016, and a $0.8 million decrease in accrued liabilities due to the payment of employee incentives in December 2016.

Property, Plant and Equipment

The changes in our property, plant, and equipment for the year ended December 31, 2016 were due primarily to the following:

●
Construction in progress was $2.7 million in 2016 compared to $1.8 million in 2015 due to the addition of a liquid polymer coating line.
●
Buildings and leasehold improvements were $14.4 million at the end of 2016 compared to $17.1 at the end of 2015. The decrease was due to an impairment recorded for the Watts, Oklahoma facility. (See Buildings and Equipment, below).
●
Machinery and equipment increased $1.8 million for the year ended December 31, 2016, of which $0.9 million was spent on fiber storage facilities and $0.4 million was spent on dust collection equipment.

Debt

In addition to transactions with H.I.G. AERT LLC on March 18, 2011, and the obligations pledged to the WBCC Agreement, as discussed in Note 5 of the Notes to Financial Statements included in the Financial Supplement, we continue to explore financing options, including various financial assistance programs sponsored by state and federal governments.

Oklahoma Energy Program Loan

On July 14, 2010, the Company entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0% (the ODOC Loan). The ODOC Loan was made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma award number 14215 SSEP09, and funded the second phase of AERTís recycling facility in Watts, Oklahoma. The balance on the ODOC Loan at December 31, 2016 was $2.2 million.

Webster Business Credit Corporation

On October 30, 2015, AERT entered into the WBCC Agreement, which includes the WBCC revolver loan, a $5.5 million machinery and equipment loan (WBCC M&E Loan), a $7.2 million real estate loan (WBCC RE Loan), a $1.5 million asset-based loan (WBCC Term Loan) and a prospective $1.2 million capital expenditure loan (WBCC CAPEX Loan).

The purpose of the WBCC Agreement was to refinance a portion of the Company’s senior and subordinated debt, to cover the costs and expenses associated with the loan transactions and to provide working capital to fund business operations. The WBCC Agreement expires on October 30, 2020. The WBCC Agreement requires that WBCC hold a senior security interest on the majority of AERT’s property, plant, equipment and real estate.

Payments on the principal portion of the WBCC M&E Loan, WBCC RE Loan and WBCC Term Loan commenced on December 1, 2015 and will be made in 60 equal monthly installments of $0.12 million plus interest. The final installment of $7.0 million is due and payable on October 30, 2020.

AERT borrows under the WBCC Agreement at the domestic base rate, which at December 31, 2016 was 3.75% plus an applicable margin. At its option, the Company may convert any of the loans under the WBCC Agreement to a LIBOR rate plus an applicable margin loan. Domestic base rate conversions to LIBOR rate loans must be made in minimum increments of $250,000. For further information, See Note 4 and 5 of the Notes to the Financial Statements included in the Financial Supplement.

H.I.G. Long Term Debt

In 2011, we consummated related recapitalization transactions with H.I.G. AERT, LLC (H.I.G.), an affiliate of H.I.G. Capital L.L.C. H.I.G. exchanged secured debt in us for a combination of new debt (Series A Note and Series B Note issued pursuant to that certain Credit Agreement dated March 18, 2011, between us, H.I.G. Capital L.L.C., the lending party and H.I.G. as administrative agent (Credit Agreement), and equity. As a result, H.I.G. owns approximately 85% of our outstanding common equity securities on a fully diluted, as converted basis.

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

The Series A Note matures on April 30, 2021 (as amended by the Fourth Amendment to the Credit Agreement), and currently bears cash interest at 4.0% per annum and payment in kind (PIK) interest of 3.25% per annum. Payment of cash interest, however, has been waived until March 31, 2017, and, in lieu of such cash interest, PIK interest is accrued and added to the principal of the Series A Note quarterly.

The Series B Note matures on April 30, 2021 (as amended by the Fourth Amendment to the Credit Agreement), and, at our option, either (i) currently bears cash interest at 10.0% per annum or (ii) bears cash interest at 4.0% per annum and PIK interest equal to 5.25% per annum and added to the outstanding principal amount of the Series B Note. The Series B Note ranks equally to the Series A Note. Payment of cash interest has been waived until March 31, 2017, and, in lieu of such cash interest, PIK interest is accrued and added to the principal of the Series B Note quarterly. On October 30, 2015, we used some of the proceeds received from the loans under the WBCC Agreement to make an $11.0 million payment on the Series B Note. For further information, see Note 5 of the Notes to the Financial Statements included in the Financial Supplement.

Debt Covenants

The Company is subject to customary covenants included in the credit agreements with H.I.G. AERT LLC (the Credit Agreement) and the WBCC Agreement. Both agreements provide for a fixed charge coverage ratio (FCCR), and an annual limitation on capital expenditures. The H.I.G. AERT LLC agreement provides for a leverage ratio and a minimum consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). As of December 31, 2016, we were in compliance with all of the covenants under both Credit Agreements.

On December 31, 2016, H.I.G. AERT LLC, the holder of all of the issued and outstanding shares of our Series E preferred stock, waived the events of default under the Credit Agreement resulting from AERT failing to pay the required cash interest on the Series A and B notes, as discussed above. In addition, on December 31, 2016, H.I.G. AERT LLC waived its right to deliver a triggering event redemption notice on the Series E preferred stock solely as a result of the specified events of default.

Pursuant to the terms of the Merger Agreement, all of the Company's outstanding indebtedness under the ODOC Loan, the WBCC Agreement and the Credit Agreement (including the indebtedness under the Series A Note and the Series B Note) will be repaid in connection with the consummation of the Merger.

Off Balance-Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported on our financial statements. The estimates made in applying the accounting policies described below are material to the financial statements and notes thereto due to the level of judgment involved in arriving at those estimates.

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

During 2016, management evaluated the economics of increasing the recycling capacity at the Lowell plant as a means of consolidating all plastic recycling operations at the facility. This evaluation, consisting of a series of tests, was completed in the fourth quarter of 2016. We evaluated the results and management decided to move production from our Watts, Oklahoma facility to the Lowell facility in 2017. As of the filling date for this Form 10-K, there have been no changes to our manufacturing process as it relates to the Watts facility.

However, future plans involve temporarily idling the Watts facility, at which time we will segregate the land and building on the balance sheet. Should we determine the period of idleness to be more than temporary, we will transfer the land and building to other assets and cease depreciation in accordance with ASC 320. In addition, the significant change in operations at Watts may impact compliance with covenants on the associated debt obtained in the construction of the facility, which may render that debt due and payable upon the facility becoming idle. Such debt is expected to be repaid in full pursuant to the terms of the Merger Agreement.

As a result of the anticipated change in usage of the Watts land and buildings, management determined it necessary to assess the associated assets for impairment. We performed a recoverability test for those assets and determined that impairment of the building was necessary. We estimated the current fair value of the facility using the cost approach which resulted in a charge of $2.8 million being recognized during the fourth quarter of 2016.

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

Uncertainties, Issues and Risks

An investment in our securities involves a high degree of risk. Prior to making an investment, prospective investors should carefully consider the following factors that could adversely affect our business and results of operations, among others, and seek professional advice. There are many factors that could adversely affect our business and results of operations. These factors include, but are not limited to, general economic conditions, decline in demand for our products, business or industry changes, critical accounting policies, government rules and regulations, environmental concerns, litigation, new products / product transition, product obsolescence, competition, acts of war, terrorism, public health issues, concentration of customer base, loss of a significant customer, availability of raw material (plastic) at a reasonable price, management's failure to execute effectively, manufacturing inefficiencies, high scrap rates, inability to obtain adequate financing (i.e. working capital), equipment breakdowns, low stock price, and fluctuations in quarterly performance.

Forward-looking Information

In addition, this Annual Report contains certain estimates, predictions, projections and other “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve various risks and uncertainties. Such forward-looking statements, which are often identified by words such as “believes”, “anticipates”, “expects”, “estimates”, “should”, “may”, “will” and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect management's current judgment regarding the direction of the business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the sales volumes, growth strategies, future profitability and operating results, the pending Merger, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of plastics and other raw materials; accidents or other unscheduled shutdowns affecting us, our suppliers' or our customers' plants, machinery, or equipment; competition from products and services offered by other enterprises; our ability to refinance short-term indebtedness; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legalor regulatory delays or other factors beyond our control; execution of planned capital projects; weather conditions affecting our operations or the areas in which our products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters;the timing and ability to complete the Merger; the outcome of legal and regulatory proceedings that may be instituted following the announcement of our entering into the Merger Agreement; risks that the Merger disrupts current plans and operations including potential impairments to our ability to retain and motivate key personnel; the diversion of management's attention from ongoing business operations and opportunities as a result of the Merger;and the amounts of costs, fees, and expenses relating to the Merger. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Prospective investors in our securities should carefully consider the information contained herein or in the documents incorporated herein by reference.

The foregoing discussion contains certain estimates, predictions, projections and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item appear in the Financial Supplement, which is attached hereto and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Timothy D. Morrison, who is our principal executive officer, and our Chief Financial Officer, J. R. Brian Hanna, who is our principal financial and accounting officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2016, the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AERT in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AERT in such reports is accumulated and communicated to AERT’s management, including AERT’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to rules of the SEC that permit it to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Entry into Agreement and Plan of Merger and Stockholder Written Consent

On March 16, 2017, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), by and among the Company, Oldcastle Architectural, Inc., a Delaware corporation (Parent), and Oldcastle Ascent Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, upon consummation of the Merger, Merger Sub will merge with and into the Company (the Merger), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. The Merger is expected to close during the second quarter of 2017.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Common Stock will be converted into the right to receive $0.135936 in cash, less any required withholding taxes, if any, and each issued and outstanding share of Preferred Stock will be converted into the right to receive $2,603.483278 in cash, less any required withholding taxes, if any, in each case other than any shares of Common Stock and Preferred Stock owned by the Company (which will automatically be canceled with no consideration paid therefor) and those shares of Common Stock with respect to which stockholders properly exercised appraisal rights and have not effectively withdrawn or lost their appraisal rights.

In connection with the execution of the Merger Agreement, H.I.G. AERT, LLC (the Preferred Stockholder), holder of all of the issued and outstanding shares of Preferred Stock, and holder of approximately 85% of the voting power of the issued and outstanding shares of the Company's stock, delivered a written consent (a form of which is attached to the Merger Agreement as Exhibit C) (the Written Consent) adopting the Merger Agreement subject to a right to withdraw such consent if the Company's Board of Directors (the Board) takes certain actions, including (i) withholding, withdrawing or rescinding (or modifying or qualifying in a manner adverse to Parent or Merger Sub), its recommendation of the Merger; (ii) adopting, approving or recommending, or publicly proposing to adopt, approve or recommend, any Acquisition Proposal (as defined below) involving the Company; and (iii) making any public statement inconsistent with its recommendation of the Merger. No further approval of the stockholders of the Company is required to adopt the Merger Agreement or approve the Merger. The Company will file with the SEC as promptly as reasonably practicable, and mail to its stockholders, an information statement describing the Merger Agreement and the transactions contemplated thereby, including the Merger.

Under the Merger Agreement, consummation of the Merger is subject to satisfaction or waiver of certain customary closing conditions, including, among others: (i) the absence of any order, preliminary or permanent injunction or other judgment, order or decree issued by a court or other legal restraint or prohibition that prohibits or makes illegal the consummation of the Merger; (ii) subject to certain materiality exceptions, the accuracy of the partiesí respective representations and warranties and compliance with the partiesí respective covenants; (iii) the receipt of certain consents, waivers and approvals of governmental entities required to be obtained in connection with the Merger Agreement; and (iv) the information statement to be filed by the Company with the SEC in connection with the Merger shall have been cleared by the SEC and shall have been mailed to stockholders of the Company (in accordance with Regulation 14C under the Securities Exchange Act of 1934, as amended) at least 20 days prior to the closing.

Subject to certain exceptions, the Merger Agreement prohibits the Company and its directors, officers, employees and other representatives from, among other things, directly or indirectly soliciting, initiating, endorsing, encouraging or facilitating any inquiry, proposal or offer that is reasonably likely to lead to an unsolicited takeover proposal from a third party (an Acquisition Proposal). Notwithstanding the foregoing, the Merger Agreement provides that the Company may, prior to the date that is 30 calendar days after the date of the Merger Agreement (the Window Shop Date), subject to the terms and conditions set forth in the Merger Agreement, furnish information to, and engage in discussions and negotiations with, a third party that makes an Acquisition Proposal, in each case, if (i) the Company or any of its representatives receives an unsolicited bona fide written Acquisition Proposal, and (ii) the Board determines in good faith that such Acquisition Proposal constitutes, or is reasonably likely to lead to, a Superior Proposal (as defined in the Merger Agreement) and that the failure to do so would be inconsistent with the directorsí fiduciary duties to the stockholders of the Company. The Merger Agreement also contains a “fiduciary-out” provision that provides that, in the event that the Board determines in good faith that such Acquisition Proposal constitutes a Superior Proposal and the Company complies with certain notice and other conditions set forth in the Merger Agreement (including providing Parent with a four-day period to improve the terms of the Merger Agreement to obviate the need to consider the Superior Proposal), the Company may, prior the Window Shop Date, terminate the Merger Agreement to accept such Superior Proposal. In such event, the Company must pay Parent a termination fee of approximately $4.7 million (the Termination Fee) substantially contemporaneously with such termination. The Merger Agreement also provides that at any time prior to the Window Shop Date, the Board may make an Adverse Recommendation Change (as defined in the Merger Agreement) to accept such Superior Proposal. In such event, the Parent may terminate the Merger Agreement and the Company must pay Parent the Termination Fee.

The Merger Agreement contains certain provisions giving each of Parent and the Company rights to terminate the Merger Agreement under certain circumstances. Upon termination of the Merger Agreement, under specified circumstances (including those described above), the Company will be required to pay Parent the Termination Fee. Upon termination of the Merger Agreement, under certain other specified circumstances, the Parent will be required to pay the Company a reverse termination fee of approximately $7.0 million.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Merger Sub. Among other things, the Company has agreed to conduct its business in the ordinary course of business consistent with past practice in all material respects until the Merger is consummated.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is attached hereto as Exhibit 2.3, and the terms of which are incorporated herein by reference.

The Merger Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company, Parent or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Merger Agreement were made by the parties thereto only for purposes of that agreement and as of specific dates; were made solely for the benefit of the parties to the Merger Agreement; may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Merger Agreement (such disclosures include information that has been included in the Company's public disclosures, as well as additional non-public information); may have been made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or Parent or any of their respective subsidiaries or affiliates. Additionally, the representations, warranties, covenants, conditions and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures.

On March 17, 2017, the Company issued a press release announcing that it has entered into the Merger Agreement. A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

Amendment to the Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock

On March 16, 2017, the Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company (the Certificate of Designations) was amended to add a provision which states that in the event of a Fundamental Transaction (as defined in the Certificate of Designations) with respect to the Company (including a merger transaction whereby the Company would merge with or into any other person) on or before August 1, 2017, the conversion rate per share of Series E Convertible Preferred Stock would be a fixed number of 19,152.27 per such Preferred Share. The foregoing description of the amended Certificate of Designations does not purport to be complete and is subject to and qualified in its entirety by reference to the amendment to the Certificate of Designations, a copy of which is attached hereto as Exhibit 4.2, and the terms of which are incorporated herein by reference.

Amendment to the Bylaws

On March 16, 2017, the Board adopted an amendment to the Company's Bylaws to add a new forum selection provision which provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of the Company to the Company or its stockholders, (iii) any action asserting a claim against the Company or its directors, officers or employees arising pursuant to any provision of the Bylaws, the Certificate of Incorporation of the Company, or the General Corporation Law of the State of Delaware, (iv) any action asserting a claim against the Company or its directors, officers or employees governed by the internal affairs doctrine, or (v) any action to interpret, apply, enforce or determine the validity of the Bylaws or the Certificate of Incorporation of the Company, subject in each case to certain exceptions as set forth in the Bylaws. The provision further provides that any person or entity purchasing or otherwise acquiring any interest in the shares of the capital stock of the Company shall be deemed to have notice of and consented to such provision.

The foregoing description of the amendment to the Bylaws does not purport to be complete and is subject to and qualified in its entirety by reference to the amendment to the Bylaws, a copy of which is attached hereto as Exhibit 3.3, and the terms of which are incorporated herein by reference.

Transaction Bonuses

On January 5, 2017, the Advanced Environmental Recycling Technologies, Inc. Key Employee Incentive Plan for Transaction Bonuses (the Transaction Bonus Plan) was amended to modify the bonus allocation percentages of participants in the Transaction Bonus Plan. On March 16, 2017, in connection with the Merger, the Transaction BonusPlan was amended and restated to include a provision which provides that participants in the Transaction Bonus Plan shall forfeit a certain portion of their bonus amount in the event participants violate certain Restrictive Covenants (as defined in the Transaction Bonus Plan) in their employment agreements with Parent, as applicable, which employment agreements are contingent on, and effective upon, the consummation of the Merger. The portion of the bonus that is subject to forfeiture by a participant is calculated as follows: (i) the entire bonus if the violation occurs prior to the 60th day following a Transaction (as defined in the Transaction Bonus Plan); (ii) two-thirds of the bonus if the violation occurs on or after the 60th day following a Transaction and before the termination of the participantís employment with the Company; and (iii) two-thirds of the bonus, multiplied by a fraction, the numerator of which is the number of full or partial months remaining in the participantís covenant not to compete at the time of the violation and the denominator of which is the total number of months post-termination of employment in the participantís covenant not to compete, if the violation occurs after the 60th day following a Transaction and after the participantís termination of employment with the Company.

In connection with the consummation of the Merger, certain of our executive officers will receive transaction bonuses pursuant to the terms of the Transaction Bonus Plan. Pursuant to the terms of the Transaction Bonus Plan, certain members of the Company's management are entitled to cash bonuses upon the consummation of a qualifying transaction, half payable within ten business days after the consummation of such transaction, subject to their continued employment on such payment date, and half payable within the ten-day period beginning 60 days following the consummation of such transaction, subject to either (i) their continued employment on such 60th day following the consummation of the transaction or (ii) termination of their employment by the Company (or a successor in the transaction) without Cause (as defined in the Transaction Bonus Plan) after the consummation of the transaction. The total bonus pool amount for such bonuses is based on the Enterprise Value (as defined in the Transaction Bonus Plan) of the transaction and is calculated as follows: (i) no bonus pool amount for a transaction with an Enterprise Value below $65 million; (ii) a bonus pool amount of $2 million for a transaction with an Enterprise Value equal to or greater than $65 million; and (iii) a bonus pool amount of $2 million plus 10% of the incremental portion of the Enterprise Value in excess of $65 million for a transaction with an Enterprise Value above $65 million. Upon consummation of the Merger, each of Timothy D. Morrison (Chief Executive Officer), J.R. Brian Hanna (Chief Financial Officer) and Randall D. Gottlieb (President) will be entitled to receive transaction bonuses of approximately $1.9 million, $1.1 million, and $1.1 million, respectively, pursuant to the Transaction Bonus Plan.

The foregoing description of the Transaction Bonus Plan does not purport to be complete and is subject to and qualified in its entirety by reference to Transaction Bonus Plan, a copy of which is attached hereto as Exhibit 10.27, and the terms of which are incorporated herein by reference.

Departure of Director

On October 28, 2016, Brian James resigned from his position as a director of the Company.  Mr. James resignation as a director of the Company was in connection with his resignation from an affiliate of H.I.G. AERT, LLC, which appointed Mr. James to the Company's board of directors, and was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Additional Information and Where to Find It

The Company will prepare an information statement for its stockholders containing the information with respect to the Merger specified in Schedule 14C promulgated under the Exchange Act and describing the proposed Merger. When completed, a definitive information statement will be mailed to the Company's stockholders. Stockholders are urged to carefully read the information statement regarding the proposed Merger and any other relevant documents in their entirety when they become available because they will contain important information about the proposed Merger. You may obtain copies of all documents filed with the SEC regarding the proposed Merger, free of charge, at the SEC's website, http://www.sec.gov, or on the Investor Relations section of the Company's website (www.aert.com), or by directing a request to the Company by mail or telephone to 914 N. Jefferson Street, Springdale, Arkansas, 72764, Attention: Investor Relations, (479) 203-5084.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the information set forth in the Company's definitive proxy statement for its 2017 annual meeting of stockholders which we expect to be filed within 120 days after the end of our last fiscal year (2017 Proxy Statement).

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all our officers, directors and employees. Our Code of Business Conduct and Ethics is available free of charge on the Company’s corporate governance website: http://www.aert.com/corporate-goveranace/. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our Code of Business Conduct and Ethics by posting such amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth in the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the 2017 Proxy Statement. In addition, disclosure regarding equity compensation plan information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” of Part II of this report is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the information set forth in the 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference to the information set forth in the 2017 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The Financial Statements included in the Financial Supplement and listed in the accompanying Index to Financial Statements and the Report of Independent Registered Public Accounting Firm thereof are filed as part of this report and the Financial Supplement is hereby incorporated by reference. All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report and such Index is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENVIRONMENTAL
RECYCLING TECHNOLOGIES, INC.

/s/ TIMOTHY D. MORRISON
Timothy D. Morrison,
Chief Executive Officer and Chairman of the Board
Principal Executive Officer

/s/ J. R. BRIAN HANNA
J. R. Brian Hanna,
Chief Financial Officer and Principal Accounting Officer

Date: March 17, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, The undersigned directors and officers of Advanced Environmental Recycling Technologies, Inc. hereby constitute and appoint Timothy D. Morrison our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report on Form 10-K to be filed with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact and agent shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY D. MORRISON	Chairman	March 17, 2017
Timothy D. Morrison

/s/ RANDALL D. GOTTLIEB	President and Director	March 17, 2017
Randall D. Gottlieb

/s/BOBBY J. SHETH	Secretary and Director	March 17, 2017
Bobby J. Sheth

/s/ MICHAEL R. PHILLIPS	Director	March 17, 2017
Michael R. Phillips

/s/ TODD J. OFENLOCH	Director	March 17, 2017
Todd J. Ofenloch

/s/ VERNON J. RICHARDSON	Director	March 17, 2017
Vernon J. Richardson

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3 to F-4
Statements of Operations	F-5
Statements of Stockholders’ Deficit	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advanced Environmental Recycling Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Recycling Technologies, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, subsequent to December 31, 2016, the Company entered into an Agreement and Plan of Merger. Our opinion is not modified with respect to this matter.

/s/ HoganTaylor LLP
Fayetteville, Arkansas
March 17, 2017

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(In thousands except share and per share data)

	December 31,	December 31,
	2016	2015
Assets		(as adjusted)
Current assets:
Cash	$1,733	$216
Trade accounts receivable, net of allowance of $200 at December 31, 2016
and $239 at December 31, 2015	4,925	4,352
Accounts receivable - related party	-	26
Inventories	18,455	20,968
Prepaid expenses	1,630	1,412
Total current assets	26,743	26,974

Land, buildings and equipment:
Land	2,164	2,220
Buildings and leasehold improvements	14,444	17,071
Machinery and equipment	56,310	54,493
Construction in progress	2,701	1,753
Total land, buildings and equipment	75,619	75,537
Less accumulated depreciation	52,263	47,990
Net land, buildings and equipment	23,356	27,547

Other assets:
Debt issuance costs, net of accumulated amortization
of $102 at December 31, 2016 and $14 at December 31, 2015	335	420
Other assets	374	379
Total other assets	709	799
Total assets	$50,808	$55,320

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

BALANCE SHEETS
(In thousands except share and per share data)
 (Continued)

	December 31,	December 31,
	2016	2015
		(as adjusted)
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable – trade	$5,944	$6,190
Accounts payable – related parties	29	29
Current maturities of long-term debt	2,022	2,046
Other accrued liabilities	3,623	4,438
Working capital line of credit	-	7,503
Total current liabilities	11,618	20,206

Long-term debt, less current maturities	36,992	37,020
Less unamortizezd debt issuance costs	489	729
Total Long-term debt less unamortized debt issuance costs
and current maturities	36,503	36,291

Commitments and Contingencies (See Note 10)

Series E cumulative convertible preferred stock, $0.01 par value; 30,000 shares authorized, 20,524 shares issued and outstanding at December 31, 2016 and 2015, including accrued unpaid dividends of $8,449 and $6,774 at
December 31, 2016 and 2015, respectively	28,973	27,298

Stockholders' deficit:
Class A common stock, $.01 par value; 525,000,000 shares authorized;
89,631,162 shares issued and outstanding at December 31, 2016 and
2015, respectively	897	897

Additional paid-in capital	53,660	53,660
Accumulated deficit	(80,843)	(83,032)
Total stockholders' deficit	(26,286)	(28,475)
Total liabilities and stockholders' deficit	$50,808	$55,320

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
 (in thousands, except share and per share data)

	Year Ended
	December 31,	December 31,
	2016	2015
Net sales	$85,347	$82,671
Cost of goods sold	62,910	65,595
Gross margin	22,437	17,076

Selling and administrative costs	13,448	13,012
Loss on impairment of building	2,834	-
(Gain) Loss from asset disposition	72	(1)

Operating income	6,083	4,065

Other income and expenses:
Other income	1,112	13
Other expense	(356)	-
Net interest expense	(2,870)	(3,356)
Net income before income tax	3,969	722
Income tax provision	(105)	-
Net income	3,864	722
Dividends on preferred stock	(1,675)	(1,578)
Net income (loss) applicable to common stock	$2,189	$(856)

Gain (loss) per share of common stock (basic and diluted)	$0.00	$(0.01)

Weighted average common shares outstanding (basic and diluted)	463,763,755	89,631,162

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

			Additional
	Class A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2014	89,631,162	$897	$53,660	$(82,176)	$(27,619)
Net loss applicable to common stock	-	-	-	(856)	(856)
Balance - December 31, 2015	89,631,162	$897	$53,660	$(83,032)	$(28,475)
Net income applicable to common stock	-	-	-	2,189	2,189
Balance - December 31, 2016	89,631,162	$897	$53,660	$(80,843)	$(26,286)

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Year Ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss) applicable to common stock	$2,189	$(856)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	5,263	5,043
Dividends on preferred stock	1,675	1,578
Accrued interest converted to long-term debt	1,767	2,623
Loss on impairment of building	2,834	-
(Gain) loss from fixed asset disposition	72	(1)
Change in accounts receivable allowance	(39)	191
Changes in other assets	211	-
Changes in other current assets and current liabilities	727	(4,251)
Net cash provided by operating activities	14,699	4,327

Cash flows from investing activities:
Purchases of land, buildings and equipment	(3,555)	(2,662)
Proceeds from disposition of equipment	71	4
Net cash used in investing activities	(3,484)	(2,658)

Cash flows from financing activities:
Proceeds from the issuance of notes	-	13,157
Payments on notes	(2,194)	(18,593)
Net borrowing (payments) on line of credit	(7,504)	3,878
Debt issuance costs	-	(7)
Net cash used in financing activities	(9,698)	(1,565)

Increase in cash	1,517	104
Cash, beginning of period	216	112
Cash, end of period	$1,733	$216

The accompanying notes are an integral part of these financial statements.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Description of the Company

Advanced Environmental Recycling Technologies, Inc. (the Company, AERT, we, our or us), founded in 1988, recycles polyethylene plastic and develops, manufactures, and markets composite building materials that are used in place of traditional wood or plastic products for exterior applications in building and remodeling homes and for certain other industrial or commercial building purposes. The Company’s products are made primarily from approximately equal amounts of waste wood fiber, which have been cleaned, sized and reprocessed, and recycled polyethylene plastics that have been cleaned, processed, and reformulated utilizing our patented and proprietary technologies. Our products have been extensively tested, and are sold by leading companies such as Lowe’s Companies, Inc. (Lowe’s), BlueLinx Corp. (BlueLinx), Cedar Creek LLC (Cedar Creek), and CanWel Building Materials Ltd. (CanWel), our Canadian distributor for Lowe’s Canada. The Company’s products are primarily used in renovation and remodeling by consumers, homebuilders, and contractors as an exterior environmentally responsible building alternative for decking, railing, and trim products.

AERT currently manufactures all of our composite products at extrusion facilities in Springdale, Arkansas, and we operate a plastic recycling, blending and storage facility in Lowell, Arkansas, where we also lease warehouses and land for inventory storage. We currently operate a plastic recycling, cleaning and reformulation facility in Watts, Oklahoma where we clean, reformulate, and recycle polyethylene plastic scrap as a means to reduce the Company’s costs of recycled plastics.

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, shipment has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. The Company typically recognizes revenue at the time product is shipped or when segregated and billed under a bill and hold arrangement. For sales to Lowe’s, we recognize revenue when the product is delivered to Lowe’s in accordance with their agreement. The following table sets forth the amount of discounts, rebates and returns for the periods indicated (in thousands):

Year ended December 31,
2016	2015
$3,515	$4,104

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

	Year Ended
	December 31,
	2016	2015
Receivables	$(506)	$(193)
Inventories	2,513	(6,652)
Prepaid expenses	(218)	390
Accounts payable	(247)	1,631
Accrued liabilities	$(815)	$573
Change in current assets and liabilities	$727	$(4,251)
Cash paid for interest.	$756	$729
Cash paid for income taxes	$-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities (in thousands)

	Year ended
	December 31,	December 31,
	2016	2015
Notes payable for financing manufacturing equipment	$375	$2,322
Notes payable for financing insurance policies	$-	$817
Notes payable for debt issuance costs	$-	$1,119

Buildings and Equipment

Buildings and equipment are stated at cost and depreciated over the estimated useful life of each asset using the straight-line method. Estimated useful lives are: buildings — 15 to 30 years, leasehold improvements — 2 to 6 years, and machinery and equipment — 3 to 10 years. Depreciation expense recognized by the Company for each of the years ended December 31, 2016 and 2015 was $4.9 million and $4.7 million, respectively. Assets under capital leases are reported in buildings and equipment and office equipment and amortized over the shorter of the primary lease term or estimated future lives.

Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended. Interest costs incurred during periods of construction of facilities are capitalized as part of the project cost. There was no capitalized interest for the years ended December 31, 2016 and 2015.

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

During 2016, management evaluated the economics of increasing the recycling capacity at the Lowell plant as a means of consolidating all plastic recycling operations at the facility. This evaluation, consisting of a series of tests, was completed in the fourth quarter of 2016. We evaluated the results and management decided to move production from our Watts, Oklahoma facility to the Lowell facility in 2017. As of the filing date of this Form 10-K, there have been no changes to our manufacturing process as it relates to the Watts facility.

However, future plans involve temporarily idling the Watts facility, at which time we will segregate the land and building on the balance sheet. Should we determine the period of idleness to be more than temporary, we will transfer the land and building to other assets and cease depreciation in accordance with ASC 320. In addition, the significant change in operations at Watts may impact compliance with covenants on the associated debt obtained in the construction of the facility, which may render that debt due and payable upon the facility becoming idle. Such debt is expected to be repaid in full pursuant to the terms of the Merger Agreement (as defined in Note 12).

As a result of the anticipated change in usage of the Watts land and building, management determined it necessary to assess the associated assets for impairment. We performed a recoverability test for those assets and determined that impairment of the building was necessary. We estimated the current fair value of the facility using the cost approach which resulted in a charge of $2.8 million being recognized during the fourth quarter of 2016.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Material, labor, and factory overhead necessary to produce the inventories are included in cost. Inventories consisted of the following at December 31 (in thousands):

	2016	2015
Raw materials	$4,873	$5,541
Work in progress	2,032	1,979
Finished goods.	11,550	13,448
	$18,455	$20,968

Reclassification

We adopted Accounting Standards Update (ASU) 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs during the first quarter of 2016. Accordingly, we have reclassified unamortized debt issuance costs between current and long-term debt based on guidance in ASU 2015-03, that allowed LOC fees to stay in other assets, and have restated our long-term obligations in our previously reported balance sheet as of December 31, 2015, as follows (in thousands):

	As presented December 31, 2015	Reclassification	As adjusted December 31, 2015
Other Assets - Debt issuance costs, net
of accumulated amortization	$1,149	$(729)	$420
Long-term debt, less unamortized debt
issuance costs and current maturities	$37,020	$(729)	$36,291

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

On February 20, 2015, the Company entered into an accounts receivable purchase agreement (Lowe’s Companies, Inc. Supply Chain Financing Program) with a third party financial institution to sell selected accounts receivable from Lowe’s. The Company, at its sole option, may offer to sell to the financial institution all or part of the Company’s accounts receivable from Lowe’s. The financial institution, upon acceptance of the offer, advances to the Company 95% of the balance due within 15 days of the invoice date with the remaining 5% being paid under agreed upon terms. AERT pays interest on advanced amounts at an agreed-upon rate (1.66% per annum), at December 31, 2016. The Lowe’s accounts receivables are sold without recourse. The accounts receivable purchase agreement may be terminated by either party with 30-days’ notice. As of December 31, 2016 and 2015, the amount due from the financial institution was $280,000 and $93,000, respectively.

The table below presents a roll forward of our allowance for sales returns and bad debts for 2016 and 2015 (in thousands).

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Year	Expenses	Accounts	Deductions1	Year
2016	$239	258	-	297	$200
2015	$48	497	-	306	$239

1Charges to the accounts are for the purposes for which the reserve was created.

Warranty Estimates

The Company offers a limited warranty on its products. Estimates of expected warranty claims are recorded as liabilities and charged to income in the period revenue is recognized. Amounts accrued for warranty claims totaled $0.56 million at December 31, 2016 and $0.65 million at December 31, 2015.

Earnings per Share

The Company utilizes the two-class method for computing and presenting earnings per share (EPS). The Company currently has one class of Common Stock and one class of cumulative participating Preferred Stock, Series E. Holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the “stated value of $1,000 per share of the Series E Preferred Stock”, and accrued and unpaid dividends, when declared by the Company's Board of Directors. Accrued and unpaid dividends on the Series E Preferred Stock totaled $8.4 million and $6.8 million at December 31, 2016 and 2015, respectively. In addition, holders of the Preferred Stock are entitled to participate in any dividends declared on shares of the Company's Common Stock on an as-converted basis. Therefore, the Series E Preferred Stock is considered a participating security requiring the two-class method for the computation and presentation of net income per share ñ basic.

The two-class computation method for each period segregates basic earnings per common and participating share into two categories: distributed EPS (i.e., the Series E Preferred Stock stated dividend) and undistributed EPS, which allocates earnings after subtracting the Series E Preferred Stock dividend to the total of weighted average common shares outstanding plus equivalent converted common shares related to the Series E Preferred Stock. Basic earnings per common and participating share exclude the effect of Common Stock equivalents, and are computed using the two-class computation method.

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

The following presents the two-class method calculation of EPS for the years ended December 31, 2016 and 2015:

BASIC AND DILUTED EARNINGS PER SHARE
(In thousands, except share and per share data)

	Year ended December 31,
	2016	2015
Net income (loss) applicable to common stock	$2,189	$(856)
Preferred stock dividend	1,675	1,578
Net income before dividends	3,864	722

Per share information:
Basic earnings (losses) per common and participating share:
Distributed earnings (losses) per share:
Common	$0.00	$0.00
Preferred	$0.00	$0.00

Earned, unpaid dividends per share:
Preferred	$81.62	$76.90

Undistributed earnings (losses) per share:
Common	$0.00	$(0.01)
Preferred	86.06	-

Total basic earnings (losses) per common and participating share:
Common	$0.00	$(0.01)
Preferred	$167.68	$76.90

Basic weighted average common shares:
Common weighted average number of shares	89,631,162	89,631,162
Participating preferred shares - if converted*	374,132,593	-
Total weighted average number of shares	463,763,755	89,631,162

Total weighted average number of preferred shares	20,524	20,524

*Although not included in the basic EPS calculation under the two-class method due to a period of loss, the Company had 363,974,428 shares of common stock issuable upon conversion of the Series E Preferred Stock outstanding at December 31, 2015.

Disclosure about Fair Value of Financial Instruments

The fair value of the Company’s long-term debt has been estimated by the Company based upon each obligation’s characteristics, including remaining maturities, interest rate, credit rating, and collateral and amortization schedule. The carrying amount approximates fair value at December 31, 2016 and 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising expense was $1.3 million for the year ended December 31, 2016 and $1.2 million for the year ended December 31, 2015.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $0.7 million for the year ended December 31, 2016 and $0.6 million for December 31, 2015, and are included within selling and administrative costs on the statements of operations.

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

The Company has significant customer concentration. Cedar Creek represented approximately 43% and UPM-Kymmene represented approximately 16% of our accounts receivable at December 31, 2016.

For the year ended December 31, 2016, Lowe’s represented approximately 46% of the Company’s revenue compared to 40% for the year ended December 31, 2015. Our next largest customer, BlueLinx, accounted for approximately 10% of the Company’s revenue for the year ended December 31, 2016, compared to approximately 15% for the year ended December 31, 2015.

Cash

 The Company maintains bank accounts that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash balances may be in excess of the FDIC insurance limit. The Company believes no significant concentrations of risk exist with respect to its cash.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2015-14 defers our effective date until January 2018 which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. While we are still in the process of evaluating the effect of adoption on our financial statements and are currently assessing our contracts with customers, we do not expect a material impact on our results of operations, cash flows or financial position. We anticipate we will expand our financial statement disclosures in order to comply with the new ASU. We have not yet determined our transition method upon adoption, but plan to select a transition method by the middle of 2017.

During the fourth quarter of the year ended December 31, 2015, the FASB issued a new accounting standard which is intended to simplify the subsequent measurement of inventory, (ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory). The new standard replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance should be applied on a prospective basis and is effective for the Company for the year ended 2017.  We believe ASU 2015-11 will have no impact on our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. At this time, the Company has no outstanding stock compensation and is not expected to issue any stock awards during the coming year.

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

In August, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The new standard addresses the classification of cash flows related to certain cash receipts and cash payments. Additionally, the standard clarifies how the predominance principle should be used when cash receipts and cash payments have aspects of more than one class of cash flows. First, an entity will apply the guidance in Topic 230 and other applicable topics. If there is not guidance for those cash receipts and cash payments, an entity will determine each separately identifiable source or sue and classify the receipt or payment based on the nature of the cash flow. If a receipts or payment has aspects for more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new standard on its financial statements.

Note 3: Related Party Transactions

 Advisory Services Agreement

 The Company entered into an Advisory Services Agreement with H.I.G. Capital, L.L.C. (the Advisory Services Agreement) on March 18, 2011, that provides for an annual monitoring fee between $250,000 and $500,000 and reimbursement of all other out-of-pocket fees and expenses incurred by H.I.G. Capital, L.L.C. For the year ended December 31, 2016, the Company recognized $250,000 for the annual monitoring fee compared to $375,000 for the year ended December 31, 2015.

Other

We accrued board of directors’ fees of $29,000 at December 31, 2016 and 2015, respectively.

Note 4: Line of Credit

On October 30, 2015, we signed a five-year Credit and Security Agreement (the WBCC Agreement) with Webster Business Credit Corporation (WBCC), a state banking institution organized under the laws of the State of Connecticut. The WBCC Agreement is an asset-based revolver loan capped at $8.5 million for the period June 1 to December 31 of each calendar year and capped at $15.0 million for the five months ended May 31 of each calendar year (WBCC Revolver Loan) and other long-term debt as described in Note 5 below. The WBCC Revolver Loan is secured by amounts (less reserves) equal to 85% of the qualifying accounts receivable balance and 85% of the net orderly liquidation value of the inventory.

AERT borrows on the WBCC Revolver Loan at the domestic base rate set forth in the WBCC Agreement (Domestic Base Rate), which at December 31, 2016 was 3.75% plus an applicable margin. At its option, the Company may convert the WBCC Revolver advances to short-term (30 to 90 day) loans at LIBOR plus an applicable margin. Conversion of advances at domestic base rate plus an applicable margin to short-term loans at the LIBOR rate plus an applicable margin must be made in minimum increments of $250,000 and convert back to original terms of the advances upon maturity.

As of December 31, 2016, the outstanding balances, rates and availability remaining on the WBCC Revolver Loan are as follows (dollars in thousands):

	Amount	Rate
Total availability	$8,500

Domestic Base Rate loans	$-	4.75%
LIBOR rate loans	-	3.27%
Total outstanding	$-

Remaining availability	$8,500

Note 5: Long-Term Debt

Long-term debt at December 31, 2016 and 2015, consisted of the following (in thousands):

	2016	2015
3% note payable to Oklahoma Department of
Commerce; secured by assets constructed with
the loan proceeds; matures April 1, 2027	$2,196	$2,377
H.I.G. Series A Note (a); matures on April 30, 2021	15,678	14,591
H.I.G. Series B Note (b); matures on April 30, 2021	7,783	7,102
WBCC M&E Loan (c)(d); matures on October 30, 2020	4,638	5,422
WBCC RE Loan (c)(d); matures on October 30, 2020	6,810	7,170
WBCC Term Loan (c)(d); matures on October 30, 2020	1,175	1,475
Other	734	929
Total	39,014	39,066
Less current maturities	(2,022)	(2,046)
Long-term debt, less current maturities	$36,992	$37,020

__________________
(a) Cash interest of 4% plus 3.25% PIK interest added quarterly to principal. Additions occur after quarter-end. To date, all cash interest that would have been payable on H.I.G. Series A note has been added to the principal.
(b) Cash interest of 4% plus 5.25% PIK interest added quarterly to principal. Additions occur after quarter-end. To date, all cash interest that would have been payable on H.I.G. Series B note has been added to the principal.
(c) Secured by a continuing security interest in all of the Company's assets.
(d) This note has two interest features; receive advances at prime + margin, which may be converted by the borrower in $250 thousand traunches to LIBOR + margin. See additional detail below.

Current Maturity of Long-Term Debt
(Dollars in thousands)
Year	Maturity
2017	$2,022
2018	1,870
2019	1,721
2020	8,522
2021	23,671
Thereafter	1,208
Total	$39,014

Oklahoma Energy Program Loan

On July 14, 2010, we entered into a loan agreement with the Oklahoma Department of Commerce (ODOC) whereby ODOC agreed to a 15-year, $3.0 million loan to AERT at a fixed interest rate of 3.0% (the ODOC Loan). The ODOC Loan was made pursuant to the American Recovery and Reinvestment Act State Energy Program for the State of Oklahoma, and funded the second phase of AERTís recycling facility in Watts, Oklahoma. Payments on the loan began May 1, 2012. The balance on the ODOC Loan at December 31, 2016 was $2.2 million.

ODOC, under award number 14215 SSEP09, advanced $3.0 million to AERT throughout 2010, 2011 and 2012. As of December 31, 2012, a total of $3.0 million was spent on contract labor, contract materials, and equipment. In addition, as of December 31, 2012, matching funds of $9.2 million were contributed (in-kind) to the project by AERT.

H.I.G. Long Term Debt

In connection with the recapitalization of March 2011, the Company entered into a Securities Exchange Agreement with H.I.G. (the Exchange Agreement), and a Credit Agreement with H.I.G. (the Credit Agreement), each dated March 18, 2011. Pursuant to the Exchange Agreement and the Credit Agreement, in exchange for the Company’s debt, H.I.G. was issued:

●
a Series A Term Note (Series A Note) in the aggregate principal amount of $10,000,000,
●
a Series B Senior Term Note (Series B Note, and collectively with the Series A Note, the Notes) in the aggregate principal amount of $9,000,000 (or such lesser amount as is actually borrowed thereunder),
●
and 20,524.149 shares of Series E Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series E Preferred Stock).

The Company issued the Notes and Series E Preferred Stock to H.I.G. in exchange for the following:

●
$6,806,656 of principal plus accrued interest owed under the Allstate Promissory Note, dated July 1, 2009, issued by the Company,
●
$13,281,084 of principal plus accrued interest owed under the Adair County Industrial Authority Solid Waste Recovery Facilities Revenue Bonds issued in 2007,
●
$10,436,409 of principal plus accrued interest owed under the City of Springdale Arkansas, Industrial Development Refunding Revenue Bonds issued in 2008,
●
$2,096,667 of principal plus accrued interest owed under the Secured Promissory Note (2010 Note) issued on December 20, 2010, and
●
H.I.G. making approximately $6.9 million in additional new capital available to the Company.

In addition, immediately prior to the closing of the foregoing transactions, the Company and the holders of the Company’s convertible preferred stock, Series D (the “Series D Preferred Stock”) consummated the exchange of 748,772 shares of Series D Preferred Stock and warrants exercisable for 3,787,880 shares of Common Stock for 36,313,377 shares of Common Stock.

As a result, upon consummation of the foregoing transactions on March 18, 2011 (the Closing), H.I.G. held $17,596,667 outstanding principal of senior secured debt of the Company and owned approximately 80% of the outstanding common equity securities of the Company on a fully diluted, as converted basis. Pursuant to the Exchange Agreement, until such time as H.I.G. no longer owns at least 20% of the Company’s outstanding Common Stock on a fully diluted basis, H.I.G. has the right to purchase securities in any subsequent issuance or sale of securities by the Company in an amount equal to the greater of (i) H.I.G.’s ownership percentage as of the business day prior to its receipt of notice of the proposed issuance or sale by the Company or (ii) 51%.

Pursuant to the Credit Agreement, the Company issued to H.I.G. the Notes, which are secured by a grant of a security interest in all of the Company’s assets in accordance with the terms of a Security Agreement, Patent Security Agreement, Copyright Security Agreement and Trademark Security Agreement, each dated March 18, 2011. The Series A Note matures on April 30, 2021, (as amended by the Fourth Amendment to the Credit Agreement) and currently bears cash interest at 7.25% per annum. Payment of cash interest, however, has been waived until March 31, 2017, and in lieu of such cash interest, payment in kind (PIK) interest is accrued and added to the principal of the Series A Note quarterly.

Upon the Closing, H.I.G. converted the $2,000,000 principal amount of the 2010 Note and accrued interest thereon into borrowings under the Series B Note. In addition, an additional $5.5 million was funded and drawn under the Series B Note at Closing.

The Series B Note matures on April 30, 2021, (as amended by the Fourth Amendment to the Credit Agreement) and, at the Company’s option, either (i) bears cash interest at 9.25% per annum or (ii) bears cash interest at 4.00% per annum, plus a rate of interest equal to 5.25% per annum payable in kind and added to the outstanding principal amount of the Series B Term Note. The Series B Note ranks pari passu to the Series A Note. Payment of cash interest, however, has been waived until March 31, 2017, and in lieu of such cash interest payment in kind (PIK) interest is accrued and added to the principal of the Series B Note quarterly. On October 30, 2015, we used proceeds received from WBCC from the WBCC Agreement to make an $11.0 million partial payment of the Series B Note.

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

On May 23, 2011, AERT and H.I.G. amended the Credit Agreement to allow loans once repaid or prepaid to be re-borrowed at the sole discretion of the Administrative Agent (First Amendment). On October 20, 2011, AERT and H.I.G. amended (Second Amendment) the Credit Agreement to provide the Company with an additional $3.0 million to be drawn, as needed. The Company drew down $1.0 million on May 23, 2011, $2.0 million on October 21, 2011, and $1.0 million on November 18, 2011 to help fund operations. A Third Amendment to the agreement was executed on November 15, 2012, which allowed AloStar Bank of Commerce first priority in liens and updated the H.I.G. debt covenants.

On October 30, 2015, the Company and H.I.G. entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment addressed the following changes:

1.
The maturity date of the Credit Agreement was extended to April 30, 2021,
2.
Series A Note PIK interest rate was reduced to 3.25%, cash interest remains 4%
3.
Series B Note PIK interest rate was reduced to 5.25%, cash interest remains 4%
4.
Debt covenant requirements were restated as follows:
a.
Leverage ratio was amended from 3.0:1.0 to 7.50:1.0 for the year ended December 31, 2015. The leverage ratio will continue to decline in periods thereafter,
b.
Fixed charge coverage ratio was amended form 1.5:1.0 to 1.05:1.0 for the year ended December 31, 2015 and periods thereafter,
c.
Minimum EBITDA was amended from $10 million to $5.6 million for the year ended December 31, 2015 and periods thereafter,
d.
Capital expenditures ceiling was amended from $2.5 million to $4.0 million for the year ended December 31, 2015 and periods thereafter.
5.
WBCC is given first priority in liens.

The Fourth Amendment excepted the WBCC loans discussed below from negative covenants regarding future indebtedness restrictions placed on the Company.

Webster Business Credit Corporation

On October 30, 2015, AERT entered into the WBCC Agreement for the WBCC Revolver Loan, a $5.5 million machinery and equipment loan (WBCC M&E Loan), a $7.2 million real estate loan (WBCC RE Loan), a $1.5 million asset-based loan (WBCC Term Loan) and a prospective $1.2 million capital expenditure loan (WBCC CAPEX Loan).

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

Payments on the principal portion of the WBCC M&E Loan, WBCC RE Loan and WBCC Term Loan commenced on December 1, 2015 and will be made in 60 equal monthly installments of $0.12 million plus interest. The final installment of $7.0 million is due and payable on October 30, 2020.

AERT borrows under the WBCC Agreement at the domestic base rate, which at December 31, 2016 was 3.75% plus an applicable margin. At its option, the Company may convert any of the loans under the WBCC Agreement to a LIBOR rate plus an applicable margin loan. Domestic base rate conversions to LIBOR rate loans must be made in minimum increments of $250,000.

As of December 31, 2016, outstanding Domestic Base Rate loans and LIBOR rate loans were (in thousands):

	WBCC M&E Loan		WBCC RE Loan		WBCC Term Loan
	Amount	Rate	Amount	Rate	Amount	Rate
Domestic Base Rate loans	$66	5.00%	$30	5.25%	$25	6.00%
LIBOR rate loans	4,572	3.52%	6,780	3.77%	1,150	4.52%
Total	$4,638		$6,810		$1,175

Only ten LIBOR rate loans may be outstanding at any time. Loan interest periods are available for one, two or three months. The applicable margin for each loan is as follows:

Loan	Domestic Rate	LIBOR Rate
WBCC Revolver Loan	1.00%	2.50%
WBCC M&E Loan	1.25%	2.75%
WBCC CAPEX Loan	1.25%	2.75%
WBCC RE Loan	1.50%	3.00%
WBCC Term Loan	2.25%	3.75%

Advances on the WBCC CAPEX Loan will be subject to an amount equal to 80% of the hard cost of the equipment to be purchased and must be greater than $25,000. There were no borrowings outstanding on the WBCC CAPEX Loan at December 31, 2016.

Loans under the WBCC Agreement are subject to the following debt covenants: (a) fixed charge coverage ratio of greater than 1.10:1.0, and (b) maximum capital expenditures annually of $4.0 million.

Pursuant to the terms of the Merger Agreement, all of the Company's outstanding indebtedness under the ODOC Loan, the WBCC Agreement and the H.I.G. Credit Agreement (including the indebtedness under the Series A Note and the Series B Note) will be repaid in connection with the consummation of the Merger.

Note 6: Equity

Series E Preferred Stock

Pursuant to the Exchange Agreement, the Company issued 20,524.149 shares of newly authorized Series E Preferred Stock to H.I.G. at the Closing. The Series E Preferred Stock was authorized by the filing of a Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company filed on March 17, 2011 with the Delaware Secretary of State (the Series E Designation). Pursuant to the Series E Designation, holders of the Series E Preferred Stock are entitled to receive per share dividends equal to 6% per annum of the stated value of $1,000 per share of Series E Preferred Stock when declared by the Company’s Board of Directors. In addition, holders of the Series E Preferred Stock are entitled to participate in any dividends declared on shares of the Common Stock on an as-converted basis. Shares of the Series E Preferred Stock and all accrued dividends thereon are convertible at any time at the holder’s election into shares of the Common Stock (the conversion Shares) at a conversion price of $0.075 per share, subject to customary anti-dilution adjustments. The Series E Preferred Stock ranks senior to all other equity securities of the Company. Holders of the Series E Preferred Stock have the right to vote their ownership interests in the Series E Preferred Stock on an as-converted basis. In addition, holders of the Series E Preferred Stock also have the right to elect four of the Company’s seven directors while they hold outstanding shares of Series E Preferred Stock representing at least 20% of the outstanding shares of Common Stock on an as-converted basis. If the outstanding shareholding of Series E Preferred Stock at any time represents less than 20% of the outstanding shares of Common Stock on an as-converted basis, the holders of the Series E Preferred Stock will have the right to elect one of the Company’s seven directors. The Series E Designation contains customary protective voting provisions and other rights customarily granted to holders of preferred equity securities.

The Series E Preferred Stock is not redeemable except under certain conditions which may be out of the control of the Company. An event of default under the Series A and B Notes, for example, the failure to meet specified financial covenants, may trigger a redemption right to the holders of the Series E Preferred Stock. As a result, the carrying value of the Series E Preferred Stock is reported in temporary equity.

On December 31, 2016, H.I.G., the holder of all of the issued and outstanding shares of Series E Preferred Stock, waived the specified events of default as a result of AERT failing to pay the cash interest on the Series A and B term loans. In addition, on December 31, 2016, H.I.G. waived its right to deliver a triggering event redemption notice on the Series E Preferred stock solely as a result of the specified events of default.

The initial conversion price of the Series E Preferred Stock is fixed and will remain the conversion price subject to the anti-dilution adjustments described below. The conversion price of the Series E Preferred Stock is subject to customary weighted-average anti-dilution adjustments, which will be made (subject to certain exceptions) in the event that AERT:

●
issues or sells shares of the Common Stock for consideration per share less than a price equal to the current market price in effect immediately prior to such issue or sale;
●
pays dividends or other distributions on the Common Stock in shares of the Common Stock;
●
subdivides, splits or combines the shares of Common Stock;
●
subject to certain exceptions and limitations, issues options, rights or warrants entitling the holders to purchase shares of the Common Stock at less than the then-current market price (as defined in the certificate of designations for the Series E Preferred Stock);
●
issues or sells any securities that are convertible into or exercisable or exchangeable for common stock and the lowest price per share for which one share of the Common Stock is issuable upon the conversion, exercise or exchange thereof is less than the then-current market price;
●
makes changes to the terms of outstanding options, warrants, or convertible securities (including those that were outstanding as of March 18, 2011, the original issue date of the Series E Preferred Stock) and that would result in a dilutive effect on the Series E Preferred Stock; in general, in such event the adjustment shall be calculated as if the changed terms had been in effect from the initial issuance of such securities and such securities issued before March 18, 2011 shall be treated as if newly issued as of the date of such change; provided that no adjustment will be made in such case if such adjustment would result in an increase in the conversion price then in effect; or
●
takes any action that would result in dilution of the Series E Preferred Stock but is not specifically provided for in the Series E Designations (including granting of stock appreciation rights, phantom stock rights or other rights with equity features), in which case the Company’s Board of Directors shall in good faith determine and implement an appropriate adjustment in the conversion price so as to protect the rights of the holders of the Series E Preferred Stock, subject to certain qualifications.

Common Stock

There have been no changes to the Common Stock during 2016.

Note 7: Equity Incentive Plan

The Company’s 2012 Stock Incentive Plan (2012 Plan) is an equity-based incentive compensation plan that is used to distribute awards to qualified employees. The 2012 Plan was approved by our Board of Directors on March 3, 2012 and our Stockholders at the 2012 annual meeting of stockholders held in Springdale, Arkansas on June 27, 2012.

As of December 31, 2016, no awards have been made.

Note 8: Leases

At December 31, 2016, the Company was obligated under various operating leases covering certain buildings and equipment that expire between 2017 and 2019. Operating lease expense was $1.2 million for the year ended December 31, 2016 as compared to $1.6 million for the year ended December 31, 2015.

Future minimum lease payments required under operating leases as of December 31, 2016, are as follows (in thousands):

Year	Amount
2017	$349
2018	47
2019	4
Total minimum payments required:	$400

Note 9: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company recorded an income tax provision of $105,000 for the year ended December 31, 2016, related to alternative minimum tax. There was no income tax provision for state and federal income for the year ended December 31, 2015.

The income tax provisions for 2016 and 2015 differ from the amounts computed by applying the US federal statutory rate of 34% to income as a result of the following (in thousands):

	2016		2015
	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$1,350	34.0	$245	34.0
Permanent differences	17	0.4	16	2.2
Change in valuation allowance	(1,262)	(31.8)	(261)	(36.2)
Income tax provision	$105	2.6	$-	0.0

The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows (in thousands):

	2016		2015
	Current	Long-Term	Current	Long-Term
Deferred tax assets —
Net operating loss carryforwards	$-	$7,500	$-	$9,520
Accrued expenses	558	-	930	-
Valuation allowance	(285)	(6,479)	(816)	(8,440)
Other	367	42	440	45
Total deferred tax assets	640	1,063	554	1,125
Deferred tax liability —
Depreciation	-	1,063	-	1,125
Prepaid expenses	640	-	554	-
Total deferred tax liabilities	640	1,063	554	1,125
Net deferred tax	$-	$-	$-	$-

As of December 31, 2016, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of $52.0 million which are available to reduce future taxable income. If not utilized, the NOL carryforwards will expire between 2017 and 2031.

In March 2011, H.I.G. AERT, LLC acquired a controlling interest in the Company, which resulted in a significant restriction on the utilization of the Company’s NOL carryforwards. It is estimated that the utilization of future NOL carryforwards will be limited per Section 382 of the Internal Revenue Code of 1986, as amended (IRC 382), to approximately $0.8 million per year for the next 17 years. The impact of this limitation is that approximately $27.3 million in NOLs will expire before the Company can use them. Of the remaining $24.3 million in NOLs, $15.2 million is subject to the IRC 382 restriction and $9.0 million is available to reduce taxable income for the year ended December 31, 2016 and subsequent years. The Company anticipates that 2016 taxable income will reduce the available current carryforward to approximately $3.9 million.

As there is insufficient evidence that the Company will be able to generate adequate future taxable income to enable it to realize its NOL carryforwards prior to expiration, the Company maintains a valuation allowance to recognize its deferred tax assets only to the extent of its deferred tax liabilities.

Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and recognizes penalties as operating expense. The Company is subject to routine audits by various taxing jurisdictions. The Company is no longer subject to income tax examinations by taxing authorities for years before 2013, except in the States of California and Colorado, for which the 2012 tax year is still subject to examination.

Note 10: Commitments and Contingencies

Legal Proceedings

AERT is involved from time to time in litigation arising in the normal course of business that is not disclosed in its filings with the SEC. In management's opinion, the Company is not involved in any litigation that is expected to materially impact the Company's results of operations or financial condition.

Note 11: 401(k) Plan

The Company sponsors the A.E.R.T. 401(k) Plan (the Plan) for the benefit of all eligible employees. The Plan provides that the Company may elect to make discretionary-matching contributions equal to a percentage of each participant’s voluntary contribution. The Company may also elect to make a profit sharing contribution to the Plan. For the year ended December 31, 2016, the Board of Directors approved a discretionary match of 37.5% of the first 4% of salary voluntarily contributed, which was $75,000.

Note 12: Subsequent Event

On March 16, 2017, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Oldcastle Architectural, Inc., a Delaware corporation (Parent), and Oldcastle Ascent Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub), under which Merger Sub will merge with and into the Company (the Merger) with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.01 per share, of the Company (the Common Stock) will be converted into the right to receive $0.135936 in cash, less any required withholding taxes, if any, and each issued and outstanding share of preferred stock, par value $0.01 per share, of the Company (the Preferred Stock) will be converted into the right to receive $2,603.483278 in cash, less any required withholding taxes, if any, in each case other than any shares of Common Stock and Preferred Stock owned by the Company (which will automatically be canceled with no consideration paid therefor) and those shares of Common Stock with respect to which stockholders properly exercised appraisal rights and have not effectively withdrawn or lost their appraisal rights.

Also, on March 17, 2017, following the execution and delivery of the Merger Agreement, H.I.G. AERT, LLC, holder of approximately 85% of the voting power of the issued and outstanding shares of the Company's stock, executed a written consent adopting the Merger Agreement and approving the Merger. No further approval of the stockholders of the Company is required to adopt the Merger Agreement or approve the Merger. Consummation of the Merger is subject to satisfaction or waiver of certain customary closing conditions. The Merger is expected to close during the second quarter of 2017.

If the Merger is not completed, we may be required to pay a termination fee of approximately $4.7 million under certain circumstances set forth in the Merger Agreement. We estimate transaction costs relating to the Merger, including transaction bonuses, will range from approximately $12 million to $13 million. If the Merger is not completed, the majority of these transaction costs will not be incurred by the Company.

Exhibit	INDEX TO EXHIBITS
No.	Description of Exhibit

2.1
Securities Exchange Agreement dated as of March 18, 2011 by and among the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

2.2
Series D Preferred Stock Exchange Agreement dated as of March 18, 2011 by and among the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

2.3*	Agreement and Plan of Merger, dated as of March 16, 2017, by and among the Company, Oldcastle Architectural, Inc. and Oldcastle Ascent Merger Sub, Inc. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of the omitted schedules upon request by the SEC.)

3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

3.2	Bylaws of the Company, as amended, incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

3.3*	Amendment to Bylaws of the Company

4.1
Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 22, 2011.

4.2*	Amendment to Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company

10.1
Loan Agreement dated July 1, 2010 by and between the Company and the Oklahoma Department of Commerce, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012

10.2
Promissory Note issued by the Company to the Oklahoma Department of Commerce dated July 1, 2010, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012

10.3†
Indemnity Agreement dated as of March 18, 2011 by and between the Company and Michael Phillips, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.4
Advisory Services Agreement dated as of March 18, 2011 by and between the Company and H.I.G. Capital, L.L.C., incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.5
Registration Rights Agreement dated as of March 18, 2011 by and among the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.6
Credit Agreement dated as of March 18, 2011 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.7
Security Agreement dated as of March 18, 2011 by and between the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.8
Series A Term Note issued by the Company to H.I.G. AERT, LLC dated March 18, 2011, incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.9
Amended and Restated Series B Term Note issued by the Company to H.I.G. AERT, LLC dated October 20, 2011, incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011

10.10
First Amendment to Credit Agreement dated as of May 23, 2011 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.11
Second Amendment to Credit Agreement dated as of October 20, 2011 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.12
Third Amendment to Credit Agreement dated as of November 15, 2012 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.13
Fourth Amendment to Credit Agreement dated as of October 30, 2015 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.14†
Employment Agreement dated January 1, 2012 between the Company and Tim Morrison, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2012

10.15†
Employment Agreement dated January 1, 2012 between the Company and Brian Hanna, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2012

10.16†
Advanced Environmental Recycling Technologies, Inc. 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.17
Accounts Receivable Purchase Agreement dated February 20, 2015 between the Company and the Bank of Montreal, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2015

10.18
Credit and Security Agreement dated as of October 30, 2015 between the Company and the Webster Business Credit Corporation, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.19	Amendment No. 1 to the Credit and Security Agreement dated as of March 25, 2016 between the Company and the Webster Business Credit Corporation, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2016

10.20	Waiver of Series A & B Interest dated January 20, 2016, incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.21	Waiver of Triggering Event Redemption Notice dated January 20, 2016, incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.22
Waiver of “Special Events Default” per Series A & B Term Loan Interest dated April 13, 2016, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2016

10.23
Waiver of “Special Events Default” per Series A & B Term Loan Interest dated July 1, 2016 incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2016

10.24
Waiver of “Special Events Default” per Series A & B Term Loan Interest dated September 30, 2016 incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016

10.25*	Waiver of Series A & B Interest dated December 31, 2016

10.26*	Waiver of Triggering Event Redemption Notice dated December 31, 2016

10.27*†	Advanced Environmental Recycling Technologies, Inc. Key Employee Incentive Plan for Transaction Bonuses, as amended and restated

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief executive officer and director

31.2*	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer and principal accounting officer

32.1**	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief executive officer and director

32.2**	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer and principal accounting officer

99.1	Press Release, dated March 17, 2017

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement