Form 10-K/A
period 2016-12-31
ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES INC
filed 2017-04-21
CIK 849706

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment #1)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

Number of shares of Class A common stock outstanding at April 21, 2017: Class A — 89,631,162

Documents Incorporated by Reference: None

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2016 originally filed on March 17, 2017 (the “Original Filing”) by Advanced Environmental Recycling Technologies, Inc. (the “Company”, “AERT”, “we”, “our” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our proxy statement within 120 days of the end of our fiscal year ended December 31, 2016.

This Amendment also includes the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed as Exhibits 31.3 and 31.4 hereto.

Except as described above, this Amendment does not make any other changes to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not modified or updated any other disclosures set forth in the Original Filing to reflect any events which occurred after the date the Original Filing was filed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

 The directors and executive officers of the Company as of March 17, 2017 and their ages are as follows:

Name	Age	Position	Director Since
Timothy D. Morrison	58	Chief Executive Officer and Chairman	2009
J. R. Brian Hanna	64	Chief Financial Officer	N/A
Randall D. Gottlieb	43	President and Director	2015
Brent D. Gwatney	54	Senior Vice-President – Sales and Marketing	N/A
Alford E. Drinkwater	65	Senior Vice-President – Dev & Gov'tl Affairs	N/A
Vernon J. Richardson	50	Director	2010
Michael R. Phillips	42	Director	2011
Todd J. Ofenloch	41	Director	2011
Bobby J. Sheth	39	Director and Secretary	2011

Timothy D. Morrison joined AERT as President in March 2008 and has served as a director since June 2009. On August 8, 2013, by special resolution of the Board of Directors, Mr. Morrison was appointed the Chief Executive Officer for AERT. He was appointed Chairman of the Board July 1, 2015, replacing Joe G. Brooks who resigned on June 30, 2015.

Mr. Morrison has a background in polymer engineering as well as experience in turnaround management. He began his career with Dow Chemical in the hydrocarbons and polyethylene group where he held both operations and business positions. He led the Promix Joint Venture with Dow, Texaco, and Enterprise Products before moving to Harris Chemical in 1992 as an equity partner where he led the turnaround of operations, customer service, information technology (IT), purchasing, and logistics for the leveraged buyout group. In 2000, Mr. Morrison joined Cyctec’s engineered products composite business, managing the composites and adhesives business. He brings experience in successfully servicing the needs and requirements of big box retailers from Valspar, where he served most recently as manager for Valspar’s Texas Division.

Mr. Morrison’s qualifications to serve on the Board include the same demonstrated skills that qualify him to serve as Chief Executive Officer of the Company, including his industry and technology experience as a manager in various manufacturing companies and with a chemical engineering background. Mr. Morrison has a B.S. in Chemical Engineering from the University of Alabama, an M.B.A. from the University of Southern California, and training in both Lean Manufacturing and Six Sigma.

J. R. Brian Hanna joined AERT as Chief Financial Officer in November 2008. Mr. Hanna had most recently served as Chief Financial Officer of JT Sports (formerly Brass Eagle Inc.) from December 1, 1997 to October 31, 2008. Mr. Hanna obtained his Chartered Accountant’s designation with Deloitte & Touche in 1982 and later became a Certified Public Accountant. Mr. Hanna’s background includes merger and acquisition integrations, financial system/IT implementations in addition to establishing internal controls, strategic planning, and treasury functions.

Randall D. Gottlieb joined AERT in 2013 assuming the role of President. Mr. Gottlieb has a background in general management, sales, and production. Mr. Gottlieb graduated from Miami University in Oxford, Ohio in 1995 with a B.S. in Manufacturing Engineering, cum laude. He received his M.B.A. from Duke University in Durham, North Carolina in 2001.

Mr. Gottlieb began his career in 1995 with Accenture of Chicago, Illinois, where he resolved business and technical issues for a variety of industries, including Caterpillar, Inc. for whom he redesigned an order filling process and implemented changes through software design. In 2001, through the North Mississippi Broadband Access Initiative in Tupelo, Mississippi, Mr. Gottlieb created a plan to provide broadband internet access within an underserved 16-county region in north Mississippi. During 2002 and 2003, while at Tefen USA of New York City, Mr. Gottlieb worked with Pfizer, Pharmacia and Schering Plough to increase testing efficiency. Mr. Gottlieb came to AERT from Oldcastle, North America’s largest manufacturer of building products and materials. During his time at Oldcastle, Mr. Gottlieb was also General Manager of two production facilities and later was responsible for the sales and marketing effort related to Lowe’s in six product categories.

Brent D. Gwatney joined AERT in October 2007 as the National Sales Manager for MoistureShield® sales. Mr. Gwatney has over twenty-nine years in the building industry, fourteen of which were as a manager of operations and sales in the composite industry. He attended the Carlson School of Management and Strategic Planning at the University of Minnesota. He served on the board of NADRA (North American Deck and Rail Association) from 2012 through 2015. In August 2008, he was promoted to Vice President of MoistureShield® Sales and in 2011 he was promoted to Senior Vice President of Sales and Marketing for AERT.

Alford E. Drinkwater has served as Senior Vice President in various capacities since September 2003, and is currently the Company’s Senior Vice President of Development and Governmental Affairs. Prior to joining the Company in May 2000, Mr. Drinkwater had been the Assistant Director for the Established Industries Division of the Arkansas Department of Economic Development. From September 1986 until July 1988, he owned and operated Town and Country Waste Services, Inc. a waste services company engaging in the development of waste recycling, energy recovery, and disposal systems. From April 1981 until January 1987, Mr. Drinkwater was the Resource Recovery Manager for Metropolitan Trust Company, and was primarily involved in waste-to-energy systems development. From July 1974 until April 1981, Mr. Drinkwater worked for the State of Arkansas as Assistant to the Chief of the Solid Waste Control Division of the Arkansas Department of Pollution Control & Ecology and as the Manager of the Biomass and Resource Recovery Program of the Arkansas Department of Energy.

Dr. Vernon J. Richardson is the distinguished professor of Accounting in the Sam M. Walton College of Business at the University of Arkansas. He received an M.B.A. and undergraduate degrees in accounting from Brigham Young University prior to receiving a Ph.D. in accounting from the University of Illinois at Urbana-Champaign. Dr. Richardson then joined the faculty of the University of Kansas, holding assistant and associate professor positions from 1997 to 2005. He has been a professor in the Sam M. Walton College of Business at the University of Arkansas since 2005 and is currently the S. Robson Walton Endowed Chair in Accounting. He served as department chair of the accounting department for 8 years.  Dr. Richardson has served in various positions with the American Accounting Association, and performs expert witness and consulting services. He has served as a director at Reassure America Life Insurance Company. Director qualifications include leadership, research, technology and finance experience as an accounting professor and chair of a university level accounting department.

Michael R. Phillips is a Partner with Highland Consumer Partners, an independent venture capital firm. Mr. Phillips has many years of experience in investing in and advising middle market companies. Prior to Highland Consumer Partners, Mr. Phillips was a Managing Director at H.I.G. Capital, and also worked at Bain & Company, Electra Partners, and Lehman Brothers. Mr. Phillips earned his B.S.in Engineering from Princeton University and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Phillips’ experience in investment banking, financial consulting, and risk management gives him a valuable perspective and insight into the issues facing our company today and is applicable to our business needs.

Todd J. Ofenloch is Managing Director in the Boston office of H.I.G. Capital, a global private equity and alternative assets investment firm. Mr. Ofenloch is responsible for evaluating and executing new investment opportunities, as well as working with certain existing portfolio companies. He has many years of experience investing in middle market private equity transactions and has worked on investments in a broad range of industries. Prior to H.I.G. Capital, Mr. Ofenloch was an investment professional at Parthenon Capital Partners and GTCR. He began his career as an investment banker at Lazard Frères, specializing in mergers and acquisitions advisory services. Mr. Ofenloch graduated from the University of Illinois with a B.S. in Accountancy and received an M.B.A. from Columbia Business School. Mr. Ofenloch’s experience with business development, strategic planning, and risk management is applicable to our company needs. His knowledge and expertise in finance and assorted business markets are beneficial on our Board.

Bobby J. Sheth is a Managing Director and Head of Roynat Equity Partners, a private equity firm and division of Roynat, Inc. and Scotiabank. Prior to joining Roynat Equity Partners, Mr. Sheth worked for H.I.G. Capital as an investment professional, where he participated in a variety of new deal processes, divestitures, and financings. Mr. Sheth also sat on the boards of several H.I.G. Capital's portfolio companies. Earlier in his career Mr. Sheth worked as a consultant for Alvarez & Marsal and as an Investment Banker for Citigroup. Mr. Sheth earned a Bachelor of Commerce in Finance from the University of Toronto and an M.B.A. from Harvard Business School. He is also a Chartered Financial Analyst. Mr. Sheth's experience as a private equity investor, investment banker as well as his knowledge in risk management, business development, and strategic planning provides a strong perspective into the needs of our company. Mr. Sheth has also served as our Secretary since 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors, the chief accounting officer and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such reports and written representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during 2016.

Corporate Governance

The number of directors that serve on the Board is currently set at seven. In accordance with the Company’s bylaws, directors are elected for a term of one year and until their successors are duly elected and qualified. Messrs. Morrison, Gottlieb and Richardson were elected at the 2016 annual meeting of stockholders, and Messrs. Phillips, Sheth, Ofenloch and Brain James were elected as Series E Directors by H.I.G. AERT, LLC in 2016. Mr. James submitted his resignation to the Board of Directors on October 28, 2016. The resulting vacancy has not been filled.

Officers serve at the discretion of the Board of Directors. No current-standing director or officer of the Company has any pending or prior legal involvement that would be material to an evaluation of the ability or integrity of any director.

Independence of Directors

Our common stock is listed on the OTCQB Tier of the OTC Markets Group, Inc. The OTCQB does not have any director independence standards. Therefore, pursuant to the regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have adopted the definition of independent director as described in Rule 5605 of the NASDAQ Listing Standards. Our Board has determined that Dr. Vernon J. Richardson, a current director, qualifies as “independent” under the rules promulgated by the SEC under the Exchange Act and NASDAQ Listing Standards.

Board Leadership

Our Board of Directors’ current leadership structure includes a Chairman of the Board and Audit, Compensation and Governance Committees. The Audit Committee is chaired by an independent director.

 Our Board has reviewed our current Board leadership structure in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, and other relevant factors. Considering these factors, the Board determined to have the same individual, Timothy D. Morrison, serve as Chief Executive Officer and Chairman of the Board. The Board does not have or appoint a lead independent director. Combining the roles of Chief Executive Officer and Chairman promotes unified leadership and direction of the Company, allowing for operation effectiveness and efficiencies that ensure the implementation of strategic initiatives and business plans to optimize stockholder value.

The Audit Committee provides oversight of management and handling risk. Our Audit Committee oversees the integrity of our consolidated financial statements; the overall effectiveness of our system of internal controls; our policies and procedures for assessing and managing risk; along with compliance, regulatory and legal matters. Members of our Board of Directors receive frequent updates from management regarding all aspects of the enterprise risk management, including our performance versus budget. Our Board of Directors’ leadership structure is consistent with our approach to risk oversight, as the Chief Executive Officer is involved directly with management, and the corporate governance role is enacted by the Board of Directors as a whole.

Stockholder and Interested Parties Communications with the Board

Stockholders and other interested parties may contact any of the Company’s directors, a committee of the Board of Directors, the Board’s independent director, or the Board generally, by writing to them at Advanced Environmental Recycling Technologies, Inc., c/o Corporate Secretary, at the address shown on the cover of this report. In general, any communication delivered to the Corporate Secretary for forwarding to any of the Company’s directors individually, a committee of the Board or the Board’s independent directors will be forwarded in accordance with the stockholder’s or other interested party’s instruction, except that the Corporate Secretary reserves the right not to forward any abusive, threatening or otherwise inappropriate materials.

The Company has also implemented a “Corporate Compliance Line” through which the Compensation Committee, the Audit Committee, the Board of Directors, and the corporate compliance officer may be contacted, as appropriate. This service and number is available on our corporate website.

Code of Ethics

The Company has established a Code of Ethics that demonstrates our commitment to conduct our affairs in compliance with all applicable laws and regulations and observe the highest standards of business ethics and seeks to identify and mitigate conflicts of interest between our directors, officers and employees, on the one hand, and AERT on the other hand. We intend that the spirit, as well as the letter, of the Code of Ethics be followed by all our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer. This is communicated to each new officer and employee and will be communicated to any new director. Any waiver of our Code of Ethics with respect to our executive officers and directors may only be authorized by our Board of Directors. Our Code of Ethics is available under the Corporate Governance section of our website, www.aert.com. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our Code of Business Conduct and Ethics by posting such amendment or waiver on our website.

Board Meetings and Certain Committee Reports and Meetings

During the Company’s fiscal year ended December 31, 2016, the Board of Directors held two meetings. All Board members attended the January meeting and six of seven attended the June meeting.

Three of the seven Board members attended the 2016 annual stockholders meeting. The Company encourages, but does not require, directors to attend annual meetings of stockholders. During fiscal 2016, the Company did not hold any executive sessions of the Board of Directors in which only independent members of the Board were present.

The Board has three standing committees: Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. The charters of the Audit and Compensation Committees are available on the corporate website at http://www.aert.com. The Corporate Governance and Nominating Committee does not have a charter. The Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Audit Committee consists of Dr. Richardson and Messrs. Sheth and Ofenloch, with Dr. Richardson serving as the chair. During the year ended December 31, 2016, the Audit Committee met four times. The Board of Directors has determined that Vernon Richardson qualifies as an “audit committee financial expert” as such term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

The Audit Committee is directly responsible for the engagement of the Company’s independent accountants and is responsible for approving the services performed by the Company’s independent accountants and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. In 2016, the Audit Committee engaged in quarterly discussions with the Company’s auditors concerning their quarterly reviews and annual audit of the Company’s financial statements and with management concerning their preparation of the financial statements.

Compensation Committee

The Compensation Committee consists of Messrs. Phillips, Sheth and Dr. Richardson, with Mr. Phillips serving as the chair. The Compensation Committee establishes and administers the Company’s compensation plans on behalf of the Board of Directors and makes recommendations to the Board of Directors as to stock options, restricted stock awards or other awards granted thereunder and other compensation matters.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee consists of all members of the Board of Directors and identifies candidates for election to the Board of Directors. The Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand financial statements and having the highest personal integrity and ethics. The Committee also considers such factors as relevant expertise and experience, ability to devote sufficient time to the affairs of the Company, demonstrated excellence in his or her field, the ability to exercise sound business judgment and the commitment to rigorously represent the long-term interests of the Company’s stockholders. Candidates for director are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. The Committee is responsible for recommending candidates for nomination. When considering potential director nominees, the Committee reviews available information regarding each potential candidate including qualifications, experience, skills and integrity as well as race, gender and ethnic diversity. The Committee also considers past performance before nominating any director for re-election. Although we do not have a formal policy regarding diversity, the Committee views its diversity as a priority and seeks diverse representation among members.

The Corporate Governance and Nominating Committee does not have a formal process for identifying and evaluating nominees for director. Instead, it uses its network of contacts to identify potential candidates. The Committee will conduct any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Committee will meet to discuss and consider such candidates’ qualifications and then select a nominee by majority vote.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the aggregate compensation the Company paid for the two years ended December 31, 2016 and 2015 to the Chief Executive Officer, the Chief Financial Officer, and the President.

		Salary	Bonus	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($) (1)	($)
Timothy D. Morrison	2016	260,000	428,000	-	688,000
Chief Executive Officer	2015	270,000	100,000	-	370,000
J. R. Brian Hanna	2016	230,792	393,000	-	623,792
Chief Financial Officer	2015	238,846	70,000	-	308,846
Randall D. Gottlieb	2016	230,518	393,000	-	623,518
President	2015	231,924	80,000	-	311,924

(1) Does not include perquisites and other personal benefits or property with aggregate value of less than $10,000.

Setting Executive Compensation

 The Compensation Committee strives to establish and periodically review AERT’s compensation philosophy and the adequacy of compensation plans and programs for directors, executive officers and other AERT employees and make recommendations to the Board of Directors regarding:

●
Compensation arrangements and incentive goals for executive officers and administration of the compensation plans and recommendations to the Board of Directors with respect thereto;

●
The performance of the executive officers and incentive compensation awards and adjustment of compensation arrangements as appropriate based upon performance; and

●
Management development and succession plans and activities.

The primary components of our executive compensation programs are: base salary, discretionary awards, and long-term incentive awards.

 Base Salary

  Base salaries are generally targeted at the middle of the competitive marketplace (the “median”).

        The “market rate” for an executive position is determined through an assessment by our human resources personnel under the guidance and supervision of the Compensation Committee. This assessment considers relevant industry salary practices, the position’s complexity, and level of responsibility, its importance to AERT in relation to other executive positions, and the competitiveness of an executive’s total compensation.

     Subject to the Compensation Committee’s approval, the level of an executive officer’s base pay is determined on the basis of:

●
Relevant comparative compensation data; and

●
The Chief Executive Officer’s assessment (except with respect to himself) of the executive’s performance, experience, demonstrated leadership, job knowledge, and management skills.

Discretionary Awards

The Compensation Committee may, at its discretion, authorize periodic cash awards to executives. Discretionary awards are designed to give the Compensation Committee the flexibility to provide incentives that are comparable to those found in the marketplace in which we compete for executive talent. In determining the extent and nature of discretionary awards, the Compensation Committee considers our cash flow, net income, progress toward short-term and long-term business objectives, and other competitive compensation programs.

When considering discretionary awards, the Compensation Committee identifies the employees who are eligible to participate and computes and certifies the size of the discretionary pool based on financial information supplied by our executive officers. The award made to each eligible participant is based on the opportunity level assigned to the participant and an assessment of his or her performance and the performance of their business unit versus corporate objectives.

Long-Term Incentive Awards

 Long-term executive incentives are designed to promote the interests of AERT and its stockholders by attracting and retaining eligible directors, executives and other key employees. The Compensation Committee has the authority to determine the participants to whom awards shall be granted.

The Compensation Committee may issue incentive-based compensation under the Company’s 2012 Stock Incentive Plan (the “Plan”), which was approved by security holders at the Company’s annual shareholders’ meeting on June 27, 2012. Awards may be granted under the Plan in the form of stock options, restricted stock units, performance awards, and other cash- and stock-based awards. No awards have been made under the Plan.

Employment Agreements

On March 12, 2012, the Company entered into employment agreements with former President and current Chief Executive Officer, Timothy D. Morrison and Chief Financial Officer, J. R. Brian Hanna. Both agreements were effective January 1, 2012 and expired on December 31, 2015. Both agreements automatically renewed on the same terms and conditions on January 1, 2016 and will continue to renew for additional one-year periods unless the Company or the Executive gives the other party written notice of its election not to renew the employment period at least 60 days prior to the renewal date.

The Employment Agreements provide Messrs. Morrison, and Hanna an annual base salary of no less than $260,000 and $220,000 (subject to periodic review and increase), respectively, with an annual bonus potential for each based on performance goals and criteria approved by the Compensation Committee. Messrs. Morrison and Hanna are eligible to participate in the Company’s equity incentive plan which will be subject to customary vesting, buy back, and other provisions as determined by the Compensation Committee.

On August 8, 2013, the Company entered into an employment agreement with Randall D. Gottlieb, President. His current annual salary is $232,000 with annual bonus potential based on performance goals and criteria, approved by the Compensation Committee. The agreement is considered “at-will” and can be terminated by either party at any time.

In addition, each of the foregoing executives is eligible to receive discretionary awards as discussed in “Executive Compensation – Discretionary Awards” above.

Executive Compensation vs. Net Income

The following chart shows a five-year comparison of the aggregate compensation the Company paid its executive officers versus the net income (loss) before preferred dividends and income tax.

401(k) Plan

The Company sponsors the A.E.R.T. 401(k) Plan (the “401(k) Plan”) for the benefit of all eligible employees. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deferred contributions to the 401(k) Plan. The 401(k) Plan provides that the Company may elect to make discretionary-matching contributions equal to a percentage of each participant’s voluntary contribution. The Company may also elect to make a profit sharing contribution to the 401(k) Plan. The Company approved a discretionary match of $75,000 for the year ended December 31, 2016.

Director Compensation

Directors who are also employees of AERT or H.I.G. Capital are not entitled to any additional compensation by virtue of their service as a director, except for reimbursement of any specific expenses attributable to such service. The following table shows the compensation paid to the non-employee directors of AERT during 2016:

Name	Fees Earned or Paid in Cash	Total
Vernon J. Richardson	$26,685	$26,685

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding shares outstanding and available as of December 31, 2016 for issuance under our 2012 Stock Incentive Plan. No awards were issued in 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	-	N/A	40,000,000
Equity compensation plans not approved by security holders	-	N/A	-
	-	-	40,000,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with regard to the beneficial ownership of the Company’s Class A common stock and Series E Convertible Preferred Stock (the “Series E Preferred Stock”) as of March 17, 2017 by: (1) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock or Preferred Stock. (2) each of our directors; (3) each of our executive officers, and (4) all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director and executive officer. With respect to beneficial owners of more than 5% of our outstanding Class A common stock and Series E Preferred Stock, information is based on information filed with the SEC. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are reported as beneficially owned by such person or entity, subject to applicable community property laws. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Advanced Environmental Recycling Technologies, Inc., 914 N. Jefferson St., Springdale, AR 72764.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)		Percent of Class (4)

Principal Stockholders

Series E Preferred Stock	H.I.G. AERT, LLC (1)	20,524.149		100.0%
Class A Common Stock	H.I.G. AERT, LLC	408,373,979	(3)	84.6%

Directors and Executive Officers

Class A Common Stock	Timothy D. Morrison	700,000		*
Class A Common Stock	J.R. Brian Hanna	500,000		*
Class A Common Stock	Randall D. Gottlieb	-		*
Class A Common Stock	Alford E. Drinkwater	100,000		*
Class A Common Stock	Brent D. Gwatney	60,000		*
Class A Common Stock	Vernon J. Richardson	10,000		*
Class A Common Stock	Michael R. Phillips	-		*
Class A Common Stock	Todd J. Ofenloch	-		*
Class A Common Stock	Bobby J. Sheth	-		*
Class A Common Stock	All Directors and Executive Officers as a Group (9 persons)	1,360,000		*

*Less than 1% of outstanding Class A common stock.

(1)
H.I.G. AERT, LLC’s address is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

(2)
Beneficial ownership of shares was determined in accordance with Rule 13d-3(d)(1) of the Exchange Act.

(3)
Includes (i) 15,289,890 shares of Class A common and (ii) 393,084,089 shares of Class A common stock issuable upon conversion of 20,524.149 shares of Series E Preferred Stock at the fixed rate of 19,152.27 shares of Class A common stock for each share of Series E Preferred Stock, the “Conversion Rate” for the Series E Preferred Stock pursuant to the Company’s Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock in the event of a fundamental transaction (which includes the Merger, as defined below) occurs prior to August 1, 2017. Pursuant to Schedule 13D/A last filed by H.I.G. AERT, LLC on April 1, 2016 with the SEC, (i) H.I.G. AERT, LLC has sole voting and dispositive power over all the shares and no shared voting or dispositive power with respect to any shares (ii) beneficial ownership of the securities is shared with H.I.G. Capital Partners IV, L.P., Bayside Opportunity Fund, L.P., H.I.G. Advisors IV, LLC, Bayside Opportunity Advisors, LLC, H.I.G.-GPII, Inc., Sami W. Mnaymneh and Anthony A. Tamer. Each such party expressly disclaims beneficial ownership, except to the extent of its pecuniary interest in the shares of Class A common stock. The shares of Series E Preferred Stock are convertible into shares of Class A common stock at H.I.G. AERT, LLC’s election and for no additional consideration provided.

(4)
Class A common stock beneficial ownership was calculated by dividing the beneficial ownership of each stockholder by the sum of (i) the total of 89,631,162 shares of Class A common stock outstanding as of March 17, 2017 and (ii) in the case of each such stockholder, any shares issuable to such stockholder upon the exercise or conversion of any derivative securities that are currently exercisable or become exercisable within 60 days of March 17, 2017 (which, with respect to H.I.G. AERT, LLC, includes 393,084,089 shares of Common Stock issuable to H.I.G. AERT, LLC in connection with conversion of its Series E Preferred Stock).

Change in Control

On March 16, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oldcastle Architectural, Inc., a Delaware corporation (“Parent”), and Oldcastle Ascent Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). As a result, the Company will cease to be an independent company traded on the OTCQB.

At the effective time of the Merger, each issued and outstanding share of Class A common stock will be converted into the right to receive $0.135936 in cash, less any required withholding taxes, and each issued and outstanding share of Series E Preferred Stock will be converted into the right to receive $2,603.483278 in cash, less any required withholding taxes, in each case other than any shares of Class A common stock and Series E Preferred Stock owned by the Company and those shares of Class A common stock with respect to which stockholders have properly exercised appraisal rights and have not effectively withdrawn or lost their appraisal rights.

Item 13. Certain Relationships and Related Transactions

From time to time, the Company may enter into transactions with related parties. In reviewing a transaction or relationship, the Board as a whole, with the interested parties recusing themselves, will take into account, among other factors it deems appropriate, whether the transaction is on terms no more favorable than to an unaffiliated third party under similar circumstances, as well as the extent of the related party’s interest in the transaction.

Advisory Services Agreement with H.I.G. Capital

The Company is party to an Advisory Services Agreement with H.I.G. Capital, L.L.C. (“H.I.G. Capital”), an affiliate of H.I.G. AERT, LLC (“H.I.G.”), that provides for an annual monitoring fee between $250,000 and $500,000 and reimbursement of all other out of pocket fees and expenses incurred by H.I.G. Capital. In addition, pursuant to the terms of the Advisory Services Agreement, H.I.G. Capital is entitled to a financial advisory services fee and a supplemental management fee in connection with any acquisition, disposition or material public or private debt or equity financing of the Company, in each case which has been introduced, arranged, managed and/or negotiated by H.I.G. Capital or its affiliates. For a sale of the Company, or an acquisition of 100% of any other company, the financial advisory fee will be equal to one percent of the enterprise value of such transaction and the supplemental management fee will be equal to one percent of the enterprise value of such transaction. Accordingly, H.I.G. Capital will be entitled to a financial advisory fee of $1.17 million and a supplemental management fee of $1.17 million in connection with the Merger, payable at the closing of the Merger.

Directors Appointed by H.I.G.

Certain members of the Board are affiliated with H.I.G. Mr. Ofenloch is a Managing Director with H.I.G. Capital. Mr. Phillips was a Managing Director with H.I.G. Capital and Mr. Sheth was a Principal with H.I.G. Capital. Accordingly, such members of the Board may have an indirect interest in the portion of the Merger Consideration to be paid to H.I.G. In addition, such members may have an indirect interest in the financial advisory fee of $1.17 million and the supplemental management fee of $1.17 million payable to H.I.G. Capital by the Company in connection with the Merger (as further described above).

Item 14. Principal Accounting Fees and Services.

The information below sets forth the fees charged by HoganTaylor LLP during 2016 and 2015 for services provided to the Company in the following categories and amounts:

	2016	2015
Audit fees	$156,650	$149,000
Audit-related fees	14,500	11,000
Tax fees	8,500	8,500
All other fees	-	-
	$179,650	$168,500

Audit fees include amounts charged for the audit of the financial statements for the year ended December 31, 2016, along with fees for the review of the financial statements for the quarters ended March 31, June 30, and September 30, 2016. Audit-related fees include the audit of the financial statements of the AERT, Inc. 401(k) Plan. Tax fees were paid for preparation of federal and state tax returns, along with consulting services related to certain tax issues.

Pre-Approval Policy

The engagement of HoganTaylor LLP as the Company’s independent registered public accounting firm was approved in advance by the Audit Committee in accordance with SEC rules and the Audit Committee’s Pre-Approval Policies and Procedures, which provide that all engagements with the independent registered public accounting firm for the provision of audit or audit-related services to the Company must be pre-approved by the Audit Committee or a designated member of the Audit Committee. The Audit Committee’s pre-approval policy also provides that the Company may engage the Company’s independent registered public accounting firm for non-audit services (i) only if such services are not prohibited from being performed by the Company’s independent registered public accounting firm under the Sarbanes-Oxley Act of 2002, Rule 2-01 of Regulation S-X promulgated by the SEC thereunder, or any other applicable law or regulation, and (ii) if such services are tax-related services, such services are one or more of the following tax-related services: tax return preparation and review; advice on income tax, tax accounting, sales/use tax, excise tax and other miscellaneous tax matters; and tax advice and implementation assistance on restructurings, merger and acquisition matters and other tax strategies. The pre-approval policy also provides that any request for approval for the Company’s independent registered public accounting firm to perform a permitted non-audit service must be accompanied by a discussion of the reasons why the Company’s independent registered public accounting firm should be engaged to perform the services instead of an alternative provider. None of the services described above were approved pursuant to the de minimis exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

All of HoganTaylor LLP’s fees for 2016 and 2015 were pre-approved by the Audit Committee in accordance with its policy by a formal engagement letter with HoganTaylor LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Amendment:

1.
Financial Statements – Not applicable
2.
Financial Statement Schedules – Not applicable
3.
Exhibits – See the list of exhibits beginning on the following page.

Exhibit	INDEX TO EXHIBITS
No.	Description of Exhibit

2.1
Securities Exchange Agreement dated as of March 18, 2011 by and among the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

2.2
Series D Preferred Stock Exchange Agreement dated as of March 18, 2011 by and among the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

2.3
Agreement and Plan of Merger, dated as of March 16, 2017, by and among the Company, Oldcastle Architectural, Inc. and Oldcastle Ascent Merger Sub, Inc. incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of the omitted schedules upon request by the SEC.)

3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

3.2	Bylaws of the Company, as amended, incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

3.3	Amendment to Bylaws of the Company incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017

4.1
Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011.

4.2
Amendment to Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of the Company incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017

10.1
Loan Agreement dated July 1, 2010 by and between the Company and the Oklahoma Department of Commerce, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012

10.2
Promissory Note issued by the Company to the Oklahoma Department of Commerce dated July 1, 2010, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012

10.3†
Indemnity Agreement dated as of March 18, 2011 by and between the Company and Michael Phillips, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.4
Advisory Services Agreement dated as of March 18, 2011 by and between the Company and H.I.G. Capital, L.L.C., incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.5
Registration Rights Agreement dated as of March 18, 2011 by and among the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.6
Credit Agreement dated as of March 18, 2011 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.7
Security Agreement dated as of March 18, 2011 by and between the Company and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.8
Series A Term Note issued by the Company to H.I.G. AERT, LLC dated March 18, 2011, incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011

10.9
Amended and Restated Series B Term Note issued by the Company to H.I.G. AERT, LLC dated October 20, 2011, incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011

10.10
First Amendment to Credit Agreement dated as of May 23, 2011 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.11
Second Amendment to Credit Agreement dated as of October 20, 2011 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.12
Third Amendment to Credit Agreement dated as of November 15, 2012 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.13
Fourth Amendment to Credit Agreement dated as of October 30, 2015 among the Company, the lenders party thereto and H.I.G. AERT, LLC, incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.14†
Employment Agreement dated January 1, 2012 between the Company and Tim Morrison, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2012

10.15†
Employment Agreement dated January 1, 2012 between the Company and Brian Hanna, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2012

10.16†
Advanced Environmental Recycling Technologies, Inc. 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.17
Accounts Receivable Purchase Agreement dated February 20, 2015 between the Company and the Bank of Montreal, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2015

10.18
Credit and Security Agreement dated as of October 30, 2015 between the Company and the Webster Business Credit Corporation, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.19
Amendment No. 1 to the Credit and Security Agreement dated as of March 25, 2016 between the Company and the Webster Business Credit Corporation, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2016

10.21	Waiver of Triggering Event Redemption Notice dated January 20, 2016, incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016

10.22
Waiver of “Special Events Default” per Series A & B Term Loan Interest dated April 13, 2016, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2016

10.23
Waiver of “Special Events Default” per Series A & B Term Loan Interest dated July 1, 2016 incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2016

10.24
Waiver of “Special Events Default” per Series A & B Term Loan Interest dated September 30, 2016 incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016

10.25	Waiver of Series A & B Interest dated December 31, 2016 incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017

10.26	Waiver of Triggering Event Redemption Notice dated December 31, 2016 incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017

10.27†
Advanced Environmental Recycling Technologies, Inc. Key Employee Incentive Plan for Transaction Bonuses, as amended and restated incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017

23.1	Consent of Independent Registered Public Accounting Firm incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017

24.1	Power of attorney incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017

31.1
Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief executive officer incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017

31.2
Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017

31.3**	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief executive officer

31.4**	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company’s chief financial officer

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief executive officer

32.2	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company’s chief financial officer

99.1	Press Release, dated March 17, 2017 incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2017

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Furnished herewith
† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENVIRONMENTAL RECYCLING TECHNOLOGIES, INC.

By:	/s/ Timothy D. Morrison
Timothy D. Morrison,
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ J. R. Brian Hanna
J. R. Brian Hanna,
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY D. MORRISON	Chief Executive Officer and Chairman of the Board	April 21, 2017
Timothy D. Morrison

*	President and Director	April 21, 2017
Randall D. Gottlieb

*	Secretary and Director	April 21, 2017
Bobby J. Sheth

*	Director	April 21, 2017
Michael R. Phillips

*	Director	April 21, 2017
Todd J. Ofenloch

*	Director	April 21, 2017
Vernon J. Richardson

*By: /s/ TIMOTHY D. MORRISON
         Timothy D. Morrison
  Attorney-in-Fact pursuant to Power of Attorney included in the Original Filing